Form 10-Q
period 1996-06-30
DAUPHIN TECHNOLOGY INC
filed 1996-08-13
CIK 832489

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
for the quarterly period ended June 30, 1996
OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
	For the transition period from _______to _________.

Commission File No. 33-21537-D

DAUPHIN TECHNOLOGY, INC.
(Exact name of registrant as specified in charter)

Illinois
(State or other jurisdiction of incorporation or organization)

87-0455038
(I.R.S. Employer Identification No.)

800 E. Northwest Hwy., Suite 950, Palatine, Illinois
(Address of principal executive offices)

60062
(Zip Code)

(847) 358-4406
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No _____.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _______ No ________.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 12, 1996; 29,577,111.

DAUPHIN TECHNOLOGY, INC.
Table of Contents

Page	   FINANCIAL INFORMATION

        1. PART I - Financial Statements

3      	BALANCE SHEETS
         	June 30, 1996 and December 31, 1995

4      	STATEMENTS OF OPERATIONS
         	Six Months and Three Month Ended June 30, 1996 and 1995

5      	STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
         	Fiscal Year Ended December 31, 1995 and
          Six Months Ended June 30, 1996

6      	STATEMENTS OF CASH FLOWS
         	Six Months Ended June 30, 1996 and 1995

7      	NOTES TO FINANCIAL STATEMENTS

13     	2. Management's Discussion and Analysis of Results of Operations and
           Financial Condition

15     	PART II - OTHER INFORMATION

       	1. Item 1.	Legal Proceedings
       	2. Item 2.	Changes in the Rights of the Company's Security Holders
       	3. Item 3.	Default by the Company on its Senior Securities
       	4. Item 4.	Submission of Matters to a Vote of Securities Holders
       	5. Item 5.	Other Information
        6. Item 6(a).	Exhibits
        7. Item 6(b).	Reports on Form 8-K

16      SIGNATURE

DAUPHIN TECHNOLOGY, INC.
DEBTOR - IN - POSSESSION
BALANCE SHEETS
JUNE 30, 1996  AND DECEMBER 31, 1995

	                                       	June 30,	     	December 31,
	                                         	1996           		1995
CURRENT ASSETS:
  Cash                                	$	374,260          	$	92,604
  Accounts Receivable
    Trade                                		9,336	            	5,791
    Other                                  		312	          	167,266
  Prepaid Expenses	                       	9,189            		-----
  Inventory, net	                     	2,665,072           		91,142
                                      __________            _______
	Total Current Assets                		3,058,169          		356,803

PROPERTY AND EQUIPMENT,
  net of Accumulated Depreciation
  of $92,583 at June 30, 1996 and
  $78,516 at December 31, 1995           	93,169 	          	69,690
                                     ___________          _________
	Total Assets                       	$	3,151,338         	$	426,493
                                     ===========          =========

LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses 	$	142,214         	$	252,228
Short Term Borrowing                     		-----       		   759,947

Total Liabilities not Subject
  to Compromise                        _________          _________
 	  -   Current Liabilities	          	  142,214          1,012,175

LIABILITIES SUBJECT TO COMPROMISE:
       Accounts Payable                 	 	-----     	  	11,186,395
       Short Term Borrowing	              	-----           		46,500
       Accrued Purchase Commitment	       	-----     	  	32,977,790
       Accrued Liabilities	               	-----          		617,898
       Debenture Payable	                 	-----        	  	317,500
       Advances from Related Parties     		-----        	  	208,422
       Claim Payable	                     	-----        		4,970,000
                                        ________         __________
	Total Liabilities Subject to Compromise 		-----     	  	50,324,505

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
 Preferred Stock, $.01 Par Value,
 10,000,000 Shares Authorized but
 Unissued                               		 -----        	    	-----
 Common Stock $.001 Par Value,
 100,000,000 Shares Authorized
 29,015,496 Shares Issued and
 Outstanding at June 30, 1996
 and 14,408,354 at December 31, 1995	     	29,015         			14,408
 Paid in Capital	                     	21,490,325   	   		5,144,932
 Accumulated Deficit	                	(18,510,216)	     (56,069,527)
	                                     ___________       ___________
	Total Shareholders' Equity (Deficit) 		3,009,124 	     (50,910,187)

	Total Liabilities and                ___________      ____________
	Shareholders' Equity (Deficit)   	$	   3,151,338    		$    426,493
                                      ===========      ============

DAUPHIN TECHNOLOGY, INC.
DEBTOR - IN - POSSESSION
STATEMENTS OF OPERATIONS
SIX MONTHS and THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                       Six Months Ended June 30,  Three Months Ended June 30,
                                 1996       1995         1996        1995
NET SALES                      $23,154    $147,913      $1,670      $19,064
COST OF SALES                   12,655      74,853       4,795       13,117
                              ________     _______     _______      _______
Gross Profit                    10,499      73,060      (3,125)       5,947
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE         320,533     231,848     228,935       35,941
                             _________    ________    ________     ________
Loss before
Reorganization Items,
Income Taxes and
Extraordinary Item            (310,034)   (158,788)   (232,060)     (29,994)

REORGANIZATION ITEMS
Professional Fees              196,028      79,751     101,290       29,751
                              ________    ________    ________      _______
Loss before Income Taxes
and Extraordinary Item        (506,062)   (238,593)   (333,350)     (59,745)

INCOME TAXES                     -----       -----       -----        -----
                              ________     ________   ________       ______
Loss before Extraordinary
Item                          (506,062)   (238,593)   (333,350)     (59,745)

EXTRAORDINARY ITEM,
Net of Income
Taxes of $0                  38,065,373      -----   38,065,373       -----
                             __________   ________   __________     _______
Net Income (Loss)            37,559,311   (238,539)  37,732,023     (59,745)
                             ==========   ========   ==========     =======

INCOME/(LOSS) PER COMMON SHARE:
Before Extraordinary Item         (0.03)     (0.01)       (0.02)       (0.01)
Extraordinary Item                 1.98      -----         1.76        -----
Net Income (Loss)                $ 1.95     $(0.01)      $ 1.74      $ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING    19,277,401  14,408,354  21,711,925   14,408,354

DAUPHIN TECHNOLOGY, INC.
DEBTOR - IN - POSSESSION
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FISCAL YEAR ENDED DECEMBER 31, 1995
AND SIX MONTHS ENDED JUNE 30, 1996


                    Common    Stock   Paid-in     Accumulated     BALANCE
                    Shares   Amount   Capital       Deficit        Total
December
31, 1994         14,408,354  $14,408 $5,232,597  $(55,274,715)  $(50,027,710)

Reverse Accumulated
Compensatory Effect
of Stock Options
Granted               -----    -----    (87,665)        -----        (87,665)
Net Loss for the
Period                -----    -----      -----      (794,812)      (794,812)
                 __________   ______  _________   ___________   ____________
December
31, 1995         14,408,354   14,408  5,144,932   (56,069,527)   (50,910,187)

Issuance of Common
Stock in Connection
with:

Private Placement   357,142      357    399,643         -----        400,000
Purchase of

Inventory         2,600,000    2,600  2,909,400         -----      2,912,000
Bankruptcy

Conversion       11,650,000   11,650 13,036,350         -----     13,048,000
Net Income for the
Period                -----    -----      -----    37,559,311     37,559,311
                 __________  _______ ___________ ____________     __________
June 30, 1996    29,015,496  $29,015 $21,490,325 $(18,510,216)    $3,009,124
                 ==========  ======= =========== ============     ==========

DAUPHIN TECHNOLOGY, INC.
DEBTOR - IN - POSSESSION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                              		     1996   	       1995
CASH FLOWS FROM OPERATING ACTIVITIES -
	Net Income(Loss)                           	$	37,559,311      $(238,539)
	Non-Cash Items Included in Net Income(Loss):
	  Depreciation	                                  	14,067	       	30,000
	  Compensatory Effect of Stock Options Earned	    	-----	      	(87,665)
	  Extraordinary Item	                       	(38,065,373)       		-----
	(Increase)/Decrease in
 Accounts Receivable - Trade	                     	(3,545)	      	32,868
	Decrease in Accounts Receivable - Other	         166,945	       	 -----
	(Increase) in Prepaid Expenses	                  	(9,189)      		(1,667)
	Decrease in Inventory	                           	10,197       		57,511
	(Decrease) in Bank Overdraft		                     -----	       	(1,299)
	(Decrease)/Increase in Accounts Payable,
 Accrued Expenses                               	(110,015)     		206,055
                                                 ________        _______
	Net Cash (Used For) Operating Activities	      	(437,602)      		(2,736)

CASH FLOWS FROM INVESTING ACTIVITIES -
	Purchase of Equipment and Furniture, Net	       	(37,546)	       	-----

CASH FLOWS FROM FINANCING ACTIVITIES -
	Proceeds from Issuance of Shares for
 Private Placement	                              	400,000		        -----
	(Decrease)/Increase in Short Term Borrowing    		356,804      		169,000
                                                 ________       ________
	Net Cash Provided by/(Used For)
 Financing Activities	                           	756,804      		169,000
                                                 ________        _______
	Net (Decrease)/Increase in Cash                		281,656	      	166,264

CASH BEGINNING OF PERIOD                         		92,604       	 	-----

CASH END OF PERIOD                             	$	374,260     	$	166,264
                                                =========      =========

CASH PAID DURING THE PERIOD FOR -
	Interest                                      	$	  -----     	$ 	 -----
	Reorganization Costs                           		165,670       		 -----
	Income Taxes		                                     -----		        -----


SUPPLEMENTAL NON-CASH ACTIVITY -
	Purchase of Inventory through
 Issuance of Stock	                           $	2,584,127	      $	 -----

DAUPHIN TECHNOLOGY, INC.
DEBTOR - IN - POSSESSION
NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Dauphin Technology, Inc. (the "Company") was founded to design, manufacture and market mobile computing systems, including laptop, notebook, handheld and pen-based computers, components and accessories. Historically, the Company marketed directly and through other distribution channels to both the commercial and government segments.

The main product of the Company is a handheld computer - Desk Top Replacement, 2nd generation (DTR-2). The basic unit has a 486 central processing unit with 50 megahertz of processing speed. The unit also has eight megabytes of random access memory, a flat liquid crystal display, a 170 megabytes hard drive, voice and pen recognition, and wireless communications capability. The units measure 9 inches in length, 5.5 inches width, 1.25 inches thick and weigh 2.7 pounds. The Company also offers various options and accessories to support customer configuration requirements.

Through the acquisition of the Intercon business Plan (See Note 2), the Company plans to achieved products diversification through development, production and sale of industrial controls. The development of the Intercon product is expected to commence in the near future.

Basis of Presentation

On January 3, 1995, the Company filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. Since that date, the Company was operating under Chapter 11 as a debtor-in-possession. Under Chapter 11, and certain claims against the Company in existence prior to the filing of the petition for relief under the Federal Bankruptcy Code were stayed while the Company continued business operations as debtor-in-possession. These claims are reflected in the December 31, 1995 balance sheet as "Liabilities Subject to Compromise."

On April 9, 1996, the Company's Third Amended Plan and Disclosure Statement was filed with the Court. Simultaneously, an Order was entered to gather credit holders' and shareholders' votes for approval or rejection of the Plan. On May 6, 1996, the votes from all classes of credit holders and shareholders were tallied. On May 9, 1996, the Plan, having been approved through affirmative vote of over 90% of all ballots, was approved. The Plan was confirmed by Court Order entered May 14, 1996. The financial statements presented reflect the effect of confirmation of the Plan and Debt-for-Equity exchange as specified in the Plan. On July 23, 1996 the final Court Order was entered, taking the Company out of bankruptcy and closing the bankruptcy proceedings.

2.  LIQUIDITY

1995 Events

On January 3, 1995, the Company filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. During 1995, the Company operated under Chapter 11 and without an approved Plan of Reorganization.

On January 19, 1995, the Court entered an Order authorizing the Company to use International Business Machines Corporation's ("IBM") cash collateral pursuant to the terms set forth in the Order. Despite its continued use of 100% of the cash collateral, the Company did not have sufficient funds to continue operations or to proceed with reorganization. On March 31, 1995, all employees were terminated and all remaining assets were put in storage while the Company pursued potential debtor-in-possession financing. In an attempt to save the Company, Technology Partners L.L.C. ("TPL"), an Illinois limited liability company then controlled by Kevin Koy and Andrew J. Kandalepas, purchased IBM's claim.

On June 20, 1995, the Court entered an Order approving an employment agreement between the Company, Alan Yong, its then majority shareholder, Kevin Koy and Andrew J. Kandalepas. The terms of the employment agreement were as follows:

	Term - One year with automatic successive one-year renewals unless either party gives one month prior written notice of an intention not to renew.

	Compensation - Annual rate of $70,000 for the first three months increasing to an annual rate of $150,000 in the fourth month. The
Company granted Alan Yong options to purchase 700,000 shares of stock at $0.75 a share. These options were exercisable twelve months from the time they become registered.

	Purchase Inventory from Executive - The Company agreed to purchase inventory valued at $50,000 over a five-month period at $10,000 per month.

	Executive's Stock - Alan Yong and his family transferred 8,000,000 shares of the Company's stock to the designee of TPL pursuant to certain transfer provisions.

As of July 15, 1995, all the transfer provisions have been met and the Yong shares have been transferred. This transaction resulted in a change in control of the Company.

On July 10, 1995, the Bankruptcy Court entered an Order approving debtor-in-possession financing between the Company and TPL. The terms of the facility were as follows:

	General Terms - TPL agreed to make available for the Company's use from time to time during the term, loans not to exceed $400,000, in the aggregate, to be used by the Company for general working capital purposes.

	Interest - 11% per annum for actual days elapsed on a 360-day year basis, with interest payable monthly. After a continuing event of default, the interest rate shall be equal to 14%.

	Term  -  12 months.

	Security - All assets and tangible and intangible property of the Company.

On October 11, 1995, the Company, TPL, the directors, officers and employees of both organizations, including but not limited to Kevin Koy and Andrew J. Kandalepas as guarantors and Alan Yong, entered into a settlement and general release of the above Alan Yong employment agreement. Alan Yong was in possession of certain assets of the Company with an approximate cost of $60,000. As part of the consideration for this agreement, the Company conveyed ownership of the assets then held by Yong to Yong.

On November 16, 1995, the Bankruptcy Court entered an Interim Order approving additional debtor-in-possession financing between the Company and TPL. The terms of the facility were as follows:

	General Terms - TPL agreed to make available for the Company's use from time to time during the term, loans not to exceed $150,000, in the aggregate, to be used by the Company for general working capital purposes.

	Interest - 11% per annum for actual days elapsed on a 360-day year basis, with interest payable monthly. After a continuing event of default, the interest rate shall be equal to 14%.

	Term  -  12 months.

	Security - All assets and tangible and intangible property of the Company.

During November 1995, certain disagreements arose between the members of the Board of Directors and Kevin Koy and Russ Felker, concerning the management of the Company. Because of such disagreements, Kevin Koy and Russ Felker were removed from their positions as Chief Executive Officer and President of the Company, respectively, on November 20, 1995. Andrew J. Kandalepas was then appointed to serve as Chief Executive Officer and President of the Company.

On November 30, 1995, the Bankruptcy Court entered an Interim Order approving debtor-in-possession financing between the Company and Kandila Investments, Ltd. ("Kandila"), an Illinois limited liability company controlled by Andrew
J. Kandalepas. The terms of the facility were as follows:

	General Terms - Kandila agreed to make available for the Company's use from time to time during the term, loans not to exceed $500,000, in the aggregate, to be used by the Company for general working capital purposes.

	Interest - 11% per annum for actual days elapsed on a 360-day year basis, with interest payable monthly. After a continuing event of default, the interest rate shall be equal to 14%.

	Term - All loans together with interest accrued thereon under the facility shall be due and payable upon the earlier of (i) the date upon which any TPL's or Kandila's debtor-in-possession loans to the Company become due, (ii) upon the occurrence of an event of default under the debtor-in-possession loan agreement, or (iii) an entry of an order of the Bankruptcy Court that confirms a plan of reorganization in the Company's Chapter 11 proceedings.

	Security - All assets and tangible and intangible property of the Company subject to the prior claims of TPL.

1996 Events

On January 16, 1996, the Company's counsel filed motions with the Bankruptcy Court to retrieve all funds mistakenly paid to professional advisors of TPL, Kevin Koy and Russ Felker, and to terminate the employment agreements with Messrs. Koy and Felker. In addition, the motions sought to terminate a letter of intent and related employment and stock incentive agreements related to a proposed purchase of Cormark, Inc., an Illinois corporation engaged in the manufacture and sale of point of purchase displays and controlled by John Prinz. Return of a $60,000 deposit made to Cormark in anticipation of the proposed purchase was also requested. Pursuant to the motions, all employment and incentive agreements, as well as the letter of intent to purchase Cormark, Inc., were terminated. The $60,000 deposit was returned to the Company and an additional $107,000 in mistaken payments was recovered, and Messrs. Koy, Felker and Prinz resigned from the Company as Directors. Mr. Koy terminated all capacities with TPL and released all ownership interests in TPL.

On February 6, 1996, the Company entered into an agreement with Victor Baron, Savely Burd and Interactive Controls, Inc., an Illinois corporation ("Intercon"). Intercon has developed and is the owner of a business plan (the "Intercon Business Plan") for the development, production, sale and installation of miniature computers for industrial control and operation. Under the terms of the agreement (the "Intercon Agreement"), the Company acquired the rights to the Intercon Business Plan, and hired Baron to act as the Company's Chief Operating Officer and President of the Company's new "Intercon Division." It also hired Burd to act as its Chief Financial Officer. Messrs. Baron and Burd joined Mr. Kandalepas to comprise a three person Executive Committee.

Under the terms of the Intercon Agreement, and in addition to an annual salary and bonus payable to Baron and Burd, Intercon will be entitled to receive certain shares of the reorganized Company's stock as payment for the transfer to the Company of the Intercon Business Plan and Intercon's other assets. The Intercon Agreement provides that commencing upon the effective date of the Plan and thereafter during the balance of the term of the Agreement, Intercon (or its successors) will be issued certain shares of the Company's common stock (the "Asset Acquisition Shares") determined as follows:

	Subject to the adjustment procedures set forth below, during the term, Intercon will receive:

	(a) 	1 million Asset Acquisition Shares the first fiscal year in which the Company realizes aggregate gross revenue of $5 million (determined by reference to the Company's year end financial statement which shall be prepared in accordance with generally accepted accounting principles
("GAAP") applied on a consistent basis).

	(b)	200,000 Asset Acquisition Shares for each additional $1 million in gross sales realized by the Company in excess of $5 million and less than the aggregate of $10 million in a single fiscal year (determined by reference to the Company's year end financial statement, which shall be prepared in accordance with GAAP, applied on a consistent basis).
Intercon's right to receive Asset Acquisition Shares under the provisions of this paragraph (b) shall terminate when the aggregate number of Asset Acquisition Shares issued to Intercon under the provisions of this paragraph (b) equals 1 million.

	(c)	After Intercon has received the Asset Acquisition Shares called for in paragraph (a) and (b) above, but not prior thereto, it should also be entitled to 0.25 Asset Acquisition Shares for each dollar in net earnings before taxes which the Company realizes (determined by reference to the Company's year end financial statement which shall be prepared in accordance with GAAP applied on a consistent basis.)

Notwithstanding the forgoing, Intercon will not receive Asset Acquisition Shares which would result in Intercon and/or its employees holding, in the aggregate, in excess of 25% of the total of the Company's outstanding shares of common stock, on a fully diluted basis, as of the effective date of the Plan.

On July 31, 1995, the Company filed a Preliminary Plan of Reorganization and Related Disclosure Statement. On October 3, 1995, the Company filed its First Amended Plan of Reorganization. On February 14, 1996, the Company filed its Second Amended Plan of Reorganization. On April 1, 1996, the Company filed the Third Amended Plan of Reorganization.

On May 9, 1996, the Third Amended Plan of Reorganization was approved by the shareholders and creditors and confirmed by the Court. Under this Plan, the creditors/equity holders were assigned to one of nine classes. Satisfaction of claims of each class under this approved Plan is as follows:

	Class 1	-  Post-Petition Administrative Claims
			-  To be paid in full on the effective date of the Plan (the
"Effective Date") or soon thereafter.

	Class 2	-  Priority Tax Claims
			-  To be paid in full with 9% interest in monthly payments.

	Class 3	-  Non-Tax Priority Claims
			- To be paid in full on the Effective Date or soon thereafter.

	Class 4	-  Pre-Petition Claims of TPL and IBM
	- To receive 6,400,000 shares of the Company's Stock on the Effective Date or soon thereafter.

	Class 5	-  Post-Petition Claims of TPL and Kandila
	- To receive 4,200,000 shares of the Company's Stock on the Effective Date or soon thereafter.

	Class 6	-  Claims of Wong's Electronics
	- To receive, along with Class 8 creditors, a prorated share of 1,000,000 shares of the Company's Stock on the Effective Date for their unsecured portion of the claims.
	- Will also receive 50,000 shares in settlement of their secured portion of the claims on the Effective Date or soon thereafter.

	Class 7	-  Claims Under Expressed or Implied Warranties
	- To receive 10% product discount certificates on the Effective Date or soon thereafter.

	Class 8	-  Claims Unsecured Creditors Not Otherwise Classified Under
the Plan
	- To receive, along with Class 6 creditors, a prorated shares of 1,000,000 shares of the Company's Stock on the Effective Date or soon thereafter.

	Class 9	-  Equity Interest of Debtor's Shareholders
			-  To retain their shares of the Company's Stock.

On July 23, 1996 the District Court approved the implementation of the Third Amended Plan of Reorganization and discharged Dauphin as Debtor-in-Possession.
 This closed Dauphin's bankruptcy proceedings.

Prior to discharge, the Company issued the 11,650,000 shares of its common stock pursuant to the Plan. This has effectively converted all pre-petition credit holders to equity holders. Each present equity holder's position has been diluted since additional shares of stock have been issued. Shareholders Equity Common Stock and Paid-in-Capital reflect the consequence of issuance of additional shares in exchange for the debt at $1.12 per share. That price corresponds to the share price of a private placement described below, which was completed at approximately the same time as approval and implementation of the Third Amended Plan of Reorganization. The difference between increase in shareholders equity and total debt forgiveness is reflected as an Extraordinary Gain for the quarter. Shares issued under the Plan have a holding period, during which the shares cannot be traded. The holding period continues through the earlier of nine months from the effective date of the Plan or the date the shares are registered by the Company.

According to the Plan, in addition to the stock issued to satisfy creditors claims, the Company is authorized to issue and register up to 16 million additional shares (the "Reserve Shares") which can be used by the Company for future business operations and growth. It is contemplated by the Plan that Reserve Shares may be offered to the public both before and after the Company completes a registration of all of the Company's presently outstanding shares, which the Company anticipates may take up to nine months to complete.
 According to the Plan, any portion of the Reserve Shares issued prior to registration will be issued pursuant to appropriate provisions of state and federal securities law permitting such issuance without the prior registration of such shares.

On April 19, 1996, TPL commenced a private placement of certain 9% unsecured promissory notes convertible to certain Dauphin shares received by it in connection with debtor-in-possession financing provided by TPL to Dauphin. As a result of the private placement and conversion of notes as specified in the Offering Memorandum, Dauphin received $995,408, or sixty percent of the proceeds of the private placement, in exchange for 888,757 Reserve Shares. As of the date of this filing, the Company has received all of its private placement proceeds and is in the process of issuing all required Reserve Shares to satisfy the conditions of the private placement.

As and to the extent needed, the Company may enter into additional borrowings with TPL and Kandila, on terms substantially similar to the Company's prior borrowings from them. The Company believes that the funds it currently has on hand, when coupled with its anticipated operating profits, any additional funds it may borrow from TPL and/or Kandila in the future, and the funds that were raised through the private palcement of the above described Reserve Shares, provide sufficient funds for the Company to finance its operations and complete its reorganization.

3.  LITIGATION SETTLEMENT

Due to the Company's filing for protection under Chapter 11 of the Federal Bankruptcy Code, all legal proceedings and claims were subject to the automatic stay. By entry of the Bankruptcy Court Order confirming the Company's Plan, all such proceedings and claims have been satisfied and discharged pursuant to the provisions of the Plan. The management is not aware of any existing or threatened litigation.

4.  SUMMARY OF MAJOR ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue on the sale of computers and accessories upon delivery and the expiration of certain return provisions, if applicable.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory received as part of the Reorganization plan was recorded at fair market value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using straight-line methods over the estimated lives of the related assets, which range between two and seven years.

Income Taxes

Effective January 1, 1991, the Company elected to adopt Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Short-Term Liabilities

On June 18, 1996 the Company established a $232,000 Irrevocable Letter of Credit with the First of America Bank to enable commencement of production of its DTR-2 product. This facility is not reflected in the financial statements since no borrowings have been made under this Letter of Credit.

Income(Loss) Per Common Share

Income(Loss) per common share is calculated based on the monthly weighted average number of common shares outstanding which were 19,277,401 for the six month period June 30, 1996, and 14,408,354 for the period June 30, 1995.

Unaudited Financial Statements

The accompanying statements are unaudited. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CHANGES IN FINANCIAL POSITION

JUNE 30,1996 COMPARED TO DECEMBER 31, 1995

Total assets increased during the quarter to $3,151,000 at June 30, 1996, from $426,000 at December 31, 1995. Increase in cash from $92,604 on December 31, 1995 to $374,260 on June 30, 1996, was primarily due to a receipt of proceeds of the private placement of 888,757 Reserve Shares. The financial statements reflect only partial distribution of cash from the proceeds for the private placement. Accounts Receivable-other were collected, and the proceeds were added to existing cash and used to fund current operations, purchase property and equipment and reduced accounts payable and accrued expenses. Increase in inventory was due to acquisition of certain inventory from TPL, as part of the bankruptcy proceedings, and was recorded based on the current fair market value of such inventory.

Total liabilities decreased by approximately $51,197,000 as a result of a conversion of debt to equity under the Third Amended Plan of Reorganization. The remaining debt represents normal obligations incurred in a day-to-day operations of the Company, some estimated professional fees incurred in connection with bankruptcy settlement, and certain pre-petition first priority IRS debt that the Company is scheduled to repay over six years. Shareholders Equity - Common Stock and Paid-in-Capital reflect the issuance of additional shares in exchange for the debt at $1.12 per share. That price corresponds to the share price of the private placement, which was completed at approximately the same time as approval and implementation of the Third Amended Plan of Reorganization. The difference between increase in Shareholder's Equity and total debt forgiveness is reflected as an Extraordinary Gain for the quarter.
 Total Shareholders Equity increased to $3,009,000 on June 30, from ($50,910,000) on December 31.

RESULTS OF OPERATIONS

JUNE 30, 1996 COMPARED TO JUNE 30, 1995

Revenues

Total sales revenue in the second quarter decreased to $1,700 in 1996 from $19,000 in 1995. During both, second quarters of 1996 and 1995, the Company was operating under Chapter 11 of the Federal Bankruptcy Code and was in a dormant stage for all practical purposes. Due to the small dollar value of sales the change in the gross profit margin cannot be compared to historical margins and is not indicative of future margins.

Expenses

During the quarter, the Company was in a dormant stage and expenses were minimal. Salaries of current employees were the major expenses. The other large expense was for professional fees related to the Chapter 11 proceedings.
 Since the Company was extremely short of cash, no money was spent on research and development.

Net Income(Loss)

Due to debt forgiveness, the Company recognized income, including the Extraordinary Gain, in the amount of $37,732,000 or $1.76 per share for the second quarter. The income(loss) after tax but before Extraordinary Gain increased for the second quarter to ($333,000) or ($0.02) per share from ($60,000) or ($0.01) per share in 1995 on a fully diluted basis, due primarily to salaries paid to employees and bankruptcy costs.

CURRENT OPERATIONS

On June 18, 1996, the Company placed a purchase order with SMT Unlimited LLC to restart the production of Desk-Top Replacement 2nd Generation (DTR-2) handheld computer. In total, 155 units were ordered to be delivered in three stages; five test units which were delivered in June; with fifty and then one hundred additional units to be delivered when Company-received orders warrant the production of such additional units. In conjunction with this purchase order, Dauphin signed an Irrevocable Letter of Credit in the amount of $232,000. As of the date of this filings, no funds have been released under the Letter of Credit to SMT.

Capital Lease

On May 25, 1996 the Company moved into its new headquarters on 800 E. Northwest Highway in Palatine. The Company has leased a 7,700 square feet office and a separate 2,700 square feet storage space for inventory. The operating lease is for the term of three years at rental rate of approximately $9,800 per month.

Liquidity and Capital Resources

Shareholder's Equity increased in the second quarter from ($50,910,000) to $3,009,000 at June 30, 1996. This is due to culmination of the bankruptcy proceedings and capital infusion from private placement. Sales of DTR-2 should begin in the third quarter of 1996. Cash flow generated from the sales of DTR-2, should be applied to current and future working capital needs. The Company will be pursuing avenues to raise additional operating capital, possibly through a credit facility.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Due to the Company's filing for protection under Chapter 11 of the Federal Bankruptcy Code, all legal proceeding and claims were subject to the automatic stay. By entry of the Bankruptcy Court Order confirming the Company's Plan, all such proceedings and claims have been satisfied and discharged pursuant to the provisions of the Plan.
 All bankruptcy proceedings have concluded and presently no legal matters are pending.

Item 2.	Changes in the Rights of the Company's Security Holders.	None.

Item 3.	Default by the Company on its Senior Securities.	None

Item 4.	Submission of Matters to a Vote of Securities Holders.	None.

Item 5.	Other Information.	None.

Item 6(a).	Exhibits. 	None.

Item 6(b).  	Reports on Form 8-K. 	None.






SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's Chief Financial Officer, thereunto duly authorized.



Dated:	August 12, 1996

DAUPHIN TECHNOLOGY, INC.
    (Registrant)





By: Sal Burd___________________________________
	     Savely Burd
	     (Chief Financial Officer)

















3