Form 10-Q
period 1996-09-30
DAUPHIN TECHNOLOGY INC
filed 1996-11-15
CIK 832489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the quarterly period ended September 30, 1996

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the transition period from ____________ to ____________.

                           Commission File No. 33-21537-D

                             DAUPHIN TECHNOLOGY, INC.
               (Exact name of registrant as specified in charter)

         Illinois                                   87-0455038
(State or other jurisdiction
of incorporation or organization)     (I.R.S. Employer Identification No.)


 800 E. Northwest Hwy., Suite 950, Palatine, Illinois          60067
      (Address of principal executive offices)              (Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X     No _____.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 14, 1996; 29,547,111.



                              DAUPHIN TECHNOLOGY, INC.
                                 Table of Contents

Page
     PART I       FINANCIAL INFORMATION

      Item 1.     Financial Statements
3                 BALANCE SHEETS September 30, 1996 and December 31, 1995

4 STATEMENTS OF OPERATIONS Nine Months and Three Months Ended September 30, 1996 and 1995

5 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) Fiscal Year Ended December 31, 1995 and Nine Months Ended September 30, 1996

6                 STATEMENTS OF CASH FLOWS Nine Months Ended September 30,
                  1996 and 1995

7                 NOTES TO FINANCIAL STATEMENTS

13     Item 2.    Management's Discussion and Analysis of Results of
                  Operations and Financial Condition

15   PART II      OTHER INFORMATION

       Item 1.    Legal Proceedings
       Item 2.    Changes in the Rights of the Company's Security Holders
       Item 3.    Default by the Company on its Senior Securities
       Item 4.    Submission of Matters to a Vote of Securities Holders
       Item 5.    Other Information
       Item 6(a). Exhibits
       Item 6(b). Reports on Form 8-K

16                SIGNATURE


                           DAUPHIN TECHNOLOGY, INC.
                               BALANCE SHEETS
                SEPTEMBER 30, 1996  AND DECEMBER 31, 1995

                                          September 30,      December 31,
                                              1996               1995
CURRENT ASSETS:                               [C]                [C]
  Cash                                    $    581,398       $    92,604
  Accounts Receivable
       Trade                                     3,537             5,791
       Other                                     -----           167,266
  Prepaid Expenses                              12,459             -----
  Inventory, net                             2,684,117            91,142
                                            ----------        ----------
      Total Current Assets                   3,281,511           356,803

PROPERTY AND EQUIPMENT, net of
Accumulated Depreciation of
$91,707 at September 30, 1996
and $78,516 at December 31, 1995               120,442            69,690
                                            ----------        ----------
      TOTAL ASSETS                         $ 3,401,953        $  426,493

LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses    $    81,079        $  252,228
  Short Term Borrowing                           -----           759,947
  Current Portion of Long-Term Debt	            14,570             -----
                                            ----------        ----------
Total Liabilities not Subject to Compromise
         - Current Liabilities                  95,649         1,012,175

LIABILITIES SUBJECT TO COMPROMISE:
  Accounts Payable                               -----         1,186,395
  Short Term Borrowing                           -----            46,500
  Accrued Purchase Commitment                    -----        32,977,790
  Accrued Liabilities                            -----           617,898
  Debenture Payable                              -----           317,500
  Advances from Related Parties                  -----           208,422
  Claim Payable                                  -----         4,970,000
                                            ----------        ----------
Total Liabilities Subject to Compromise          -----        50,324,505

LONG TERM LEASES AND COMMITMENTS PAYABLE:
  Net of Current Portion                        30,240             -----

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.01 Par Value,
  10,000,000 Shares Authorized
  but Unissued                                   -----             -----

  Common Stock $.001 Par Value,
  100,000,000 Shares Authorized
  29,015,496 Shares Issued and
  Outstanding at September 30, 1996
  and 14,408,354 at December 31, 1995           29,547            14,408

  Paid in Capital                           22,085,202         5,144,932
       Accumulated Deficit                 (18,838,685)      (56,069,527)
                                            ----------        ----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)         3,276,064       (50,910,187)
                                            ----------        ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY (DEFICIT)          $  3,401,953       $   426,493
                                            ==========        ==========

                           DAUPHIN TECHNOLOGY, INC.
                           STATEMENTS OF OPERATIONS
        NINE MONTHS and THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                      Nine Months           Three Months
                                 Ended September 30,    Ended September 30,
                                  1996         1995        1996         1995
                                  [C]          [C]          [C]          [C]
NET SALES                      $ 39,792     $160,484    $ 18,489     $ 12,571
COST OF SALES                    14,472       83,453         156        8,600
                               --------     --------    --------     --------
   Gross Profit                  25,320       77,031      18,333        3,971
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE        584,888      466,963     267,866      235,115
RESEARCH AND DEVELOPMENT
  EXPENSE                        43,229        -----      43,229        -----
                               --------     --------    --------     --------
(Loss) before Reorganization
  Items, Income Taxes and
  Extraordinary Item           (602,797)    (389,932)   (292,762)    (231,144)
REORGANIZATION ITEMS:
  Professional Fees             236,530      140,074      40,503       60,323
(Loss) before Income Taxes
  and Extraordinary Item       (839,327)    (530,006)   (333,265)    (291,467)
                               --------     --------    --------     --------
INCOME TAXES                      -----        -----       -----        -----

(Loss) before Extraordinary
  Item                         (839,327)    (530,006)   (333,265)    (291,467)
                               --------     --------    --------     --------
EXTRAORDINARY ITEM,
  Net of Income Taxes of$0   38,065,373        -----       -----        -----
INTEREST INCOME                   4,796        -----       4,796        -----
                            -----------     --------    --------     --------
NET INCOME (LOSS)           $37,230,842    $(530,006)  $(328,469)   $(291,467)
                            ===========     ========    ========     ========

INCOME/(LOSS) PER COMMON SHARE:
  Before Extraordinary Item       (0.04)       (0.04)      (0.01)       (0.02)
  Extraordinary Item               1.81        -----       -----        -----
                            -----------     --------    --------     --------
NET INCOME (LOSS)           $      1.77     $  (0.04)   $  (0.01)    $  (0.02)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING  21,018,554   14,408,354  29,369,906   14,408,354

                            DAUPHIN TECHNOLOGY, INC.
                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                     FISCAL YEAR ENDED DECEMBER 31, 1995
                 AND NINE MONTHS ENDED SEPTEMBER 30, 1996

                        Common Stock     Paid-in    Accumulated
BALANCE               Shares    Amount   Capital      Deficit        Total
-----------------  ----------  -------  ---------- ------------  ------------
December 31, 1994  14,408,354  $14,408  $5,232,597 $(55,274,715) $(50,027,710)
Reverse Accumulated
 Compensatory Effect
 of Stock Options
 Granted               ------   ------     (87,665)      ------       (87,665)
Net (Loss) for
 the Period            ------   ------      ------     (530,006)     (530,006)
                   ----------  -------  ---------- ------------  ------------
September 30, 1995 14,408,354   14,408   5,144,932  (55,804,721)  (50,645,381)
Net (Loss)             ------   ------      ------     (264,806)     (264,806)
                   ----------  -------  ---------- ------------  ------------
December 31, 1995  14,408,354   14,408   5,144,932  (56,069,527)  (50,910,187)

Issuance of Common Stock in Connection with:
Private Placement     888,757      889     994,520       ------       995,409
Purchase of
 Inventory          2,600,000    2,600   2,909,400       ------     2,912,000
Bankruptcy
 Conversion        11,650,000   11,650  13,036,350       ------    13,048,000
Net Income for
 the Period            ------   ------      ------   37,230,842    37,230,842
                   ----------  -------  ----------  -----------   -----------
September 30, 1996 29,547,111	$ 29,547 $22,085,202  (18,838,685)  $ 3,276,064
                   ==========  =======  ==========  ============  ===========


                           DAUPHIN TECHNOLOGY, INC.
                           STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                        1996           1995
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES -
   Net Income(Loss)                                 $37,230,842     $(530,006)
   Non-Cash Items Included in Net Income(Loss):
     Depreciation                                        22,083        30,000
     Compensatory Effect of Stock Options Earned         ------       (87,665)
     Extraordinary Item                             (38,065,373)       ------
      Decrease in Accounts Receivable - Trade             2,254        32,743
	(Increase)/Decrease in Accounts Receivable -
         Other                                          167,266       (99,663)
      (Increase) in Prepaid Expenses                    (12,459)       (1,667)
      (Increase)/Decrease in Inventory               (2,592,975)       19,006
      (Decrease) in Bank Overdraft                       ------        (1,299)
      (Decrease)/Increase in Accounts Payable,
        Accrued Expenses, and Claims Payable           (156,579)      298,418
                                                      ---------      --------
   Net Cash (Used For) Operating Activities          (3,404,941)     (340,133)

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchase of Equipment and Furniture, Net             (72,845)       (8,888)

CASH FLOWS FROM FINANCING ACTIVITIES -
   Long-Term Leases and Other Obligations                30,240        ------
   Non-Cash Effect of Inventory Purchase with Equity  2,584,127        ------
   Proceeds from Issuance of Shares for
     Private Placement                                  995,409        ------
   Increase in Short Term Borrowing                     356,804       399,949
                                                      ---------      --------
   Net Cash Provided by Financing Activities          3,966,580       399,949

        Net Increase in Cash                            488,794        50,928

CASH BEGINNING OF PERIOD                                 92,604        ------

CASH END OF PERIOD                                    $ 581,398     $  50,928

CASH PAID DURING THE PERIOD FOR -
   Interest                                           $     793     $  ------
   Reorganization Costs                                 238,280        53,259
   Income Taxes                                          ------        ------

SUPPLEMENTAL NON-CASH ACTIVITY -
   Purchase of Inventory through Issuance of Stock  $ 2,584,127     $  ------

                           DAUPHIN TECHNOLOGY, INC.
                        NOTES TO FINANCIAL STATEMENTS

1. BUSINESS

Dauphin Technology, Inc. (the "Company") was founded to design, manufacture and market mobile computing systems, including laptop, notebook, handheld and pen-based computers, components and accessories. From 1988 to 1992, it functioned primarily as a development stage company which focused most of its efforts on developing mobile computers that would meet the specifications of certain government contracts. Historically, the Company marketed directly and through computer solution providers to both the commercial and government markets.

The main product of the Company is a handheld computer - Desk Top Replacement, 2nd generation (DTR-2). The basic unit has a 486 central processing unit with 50 megahertz of processing speed. The unit has eight megabytes of random access memory, a flat liquid crystal display, a 170 megabytes hard drive, voice and pen recognition, and wireless communications capability. The units measure 9 inches in length, 5.5 inches width, 1.25 inches thick and weigh 2.7 pounds. The Company also offers various options and accessories to support the mobility and versatility of the units. Random access memory, hard drive, software and attachments could be expanded or added to match customer configuration requirements.

Through the acquisition of the Intercon Business Plan (See 1996 Events below), the Company plans to achieve product diversification through development, production and sale of industrial control panels which are similar in design and manufacturability to its main product. The development of the Intercon products is expected to commence in the near future.

2. BASIS OF PRESENTATION

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

In an attempt to save the Company, Technology Partners L.L.C. ("TPL"), an Illinois limited liability company then controlled by Kevin Koy and Andrew J. Kandalepas, purchased IBM's claim in April 1995. At the same time, approximately, Andrew J. Kandalepas assumed Chairmanship of the Board of Directors and Messrs. Kevin Koy and Russ Felker were appointed Company's Chief Executive Officer and President respectively.

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

As of July 15, 1995, all the transfer provisions had been met and the Yong shares were transferred. This transaction resulted in a change in control of the Company.

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

On October 11, 1995, the Company, TPL, the directors, officers and employees of both organizations, including but not limited to Kevin Koy and Andrew J. Kandalepas as guarantors and Alan Yong, entered into a settlement and general release of the above Alan Yong employment agreement. Alan Yong was in possession of certain assets of the Company with an approximate value of $60,000. As part of the consideration for this agreement, the Company conveyed ownership of the assets then held by Yong to Yong.

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

During November 1995, certain disagreements arose between the members of the Board of Directors and Kevin Koy and Russ Felker, concerning the management of the Company. Because of such disagreements, on November 20, 1995, Kevin Koy and Russ Felker were removed from their positions as Chief Executive Officer and President of the Company, respectively. Andrew J. Kandalepas was then appointed to serve as Chief Executive Officer and President of the Company.

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

1996 Events

On January 16, 1996, the Company's counsel filed motions with the Bankruptcy Court to retrieve all funds mistakenly paid to professional advisors of TPL, Kevin Koy and Russ Felker, and to terminate the employment agreements with Messrs. Koy and Felker. In addition, the motions sought to terminate a letter of intent and related employment and stock incentive agreements related to a proposed purchase of Cormark, Inc., an Illinois corporation engaged in the manufacture and sale of point of purchase displays and controlled by John Prinz. Return of a $60,000 deposit made to Cormark in anticipation of the proposed purchase was also requested. Pursuant to the motions, all employment and incentive agreements as well as the letter of intent to purchase Cormark, Inc., were terminated. The $60,000 deposit was returned to the Company and an additional $107,000 in mistaken payments was recovered. Messrs. Koy, Felker and Prinz resigned from the Company as Directors and Mr. Koy terminated all capacities with TPL and released all ownership interests in TPL.

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

On July 23, 1996 the Bankruptcy Court approved the implementation of the Third Amended Plan of Reorganization and discharged Dauphin as Debtor-in-Possession. This closed Dauphin's bankruptcy proceedings.

Prior to discharge, the Company issued the 11,650,000 shares of its common stock pursuant to the Plan. This has effectively converted all pre-petition credit holders to equity holders. Each present equity holder's position has been diluted since additional shares of stock have been issued. Shareholder's Equity - Common Stock and Paid-in-Capital reflect the consequence of issuance of additional shares in exchange for the debt at $1.12 per share. That price corresponds to the share price of a private placement, described below, which was completed at approximately the same time as approval and implementation of the Third Amended Plan of Reorganization. The difference between increase in shareholders equity and total debt forgiveness is reflected in the financial statements as an Extraordinary Gain. Shares issued under the Plan have a holding period, during which the shares cannot be traded. The holding period continues through the earlier of nine months from the effective date of the Plan or the date the shares are registered by the Company. At the present time, the Company is cooperating with Securities and Exchange Commission in order to register all shares issued as part of bankruptcy proceedings and in the private placement.

According to the Plan, in addition to the stock issued to satisfy creditors' claims, the Company is authorized to issue and register up to 16 million additional shares (the "Reserve Shares") which can be used by the Company for future business operations and growth. The Company is in the process of registering 3 million shares on Form S-1 for "shelf issuance". It is contemplated by the Plan that Reserve Shares may be offered to the public both before and after the Company completes a registration of all of the Company's presently outstanding shares, which the Company anticipates may take up to nine months to complete. According to the Plan, any portion of the Reserve Shares issued prior to registration will be issued pursuant to appropriate provisions of state and federal securities law permitting such issuance without the prior registration of such shares.

On April 19, 1996, TPL commenced a private placement of certain 9% unsecured promissory notes convertible to certain Dauphin shares. As a result of the private placement and conversion of notes as specified in the Private Placement Memorandum, Dauphin received $995,408, or sixty percent of the proceeds of the private placement, in exchange for 888,757 Reserve Shares at $1.12 per share. As of the date of this filing, the Company has received all of its private placement proceeds and has issued all required Reserve Shares to satisfy the conditions of the private placement.

3.  SUMMARY OF MAJOR ACCOUNTING POLICIES

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory received as part of the Reorganization plan was recorded at fair market value. No obsolescence reserve were established for the inventory.

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

Change in control of the Company, which happened during 1995, resulted in limitation of Net Operating Loss Carryforward that Company accumulated while in bankruptcy.

Income(Loss) Per Common Share

Income(Loss) per common share is calculated based on the monthly weighted average number of common shares outstanding which were 21,018,554 for the nine month period September 30, 1996, and 14,408,354 for the period September 30, 1995.

Unaudited Financial Statements

The accompanying statements are unaudited. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of results for the interim periods. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

4.  LITIGATION SETTLEMENT

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

5.  LIABILITIES

On September 18, 1996 the Company established a $232,000 Irrevocable Letter of Credit with the First of America Bank to enable commencement of production of its DTR-2 product. This facility is not reflected in the financial statements since no borrowings have been made under this Letter of Credit and the Company is using cash in the bank as collateral for the loan.

Certain first priority government tax leans, which existed prior to bankruptcy petition filing, have not been discharged in bankruptcy. The Company is obligated to repay approximately $21,000 of such leans on a monthly basis over the next six years.

During the third quarter, the Company financed a purchase of certain operating equipment. The Company financed approximately $23,000 of such purchases over the next three years.

6.  EMPLOYEE BENEFIT PLAN

Effective August 16, 1996 the Company adopted the Dauphin Technology 401(k) Employee Savings Plan covering substantially all employees of the Company. Participants may elect to defer up to 15% of their eligible compensation. The Company, when profitable, at its sole discretion, may contribute certain amount to the Plan. The Company did not contribute any funds to the Plan during the third quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

CHANGES IN FINANCIAL POSITION

September 30,1996 Compared to December 31, 1995

Total assets increased during the quarter to $3,400,000 at September 30, 1996, from $426,000 at December 31, 1995. Increase in cash from $92,604 on December 31, 1995 to $581,398 on September 30, 1996, was primarily due to a receipt of proceeds of the private placement of 888,757 Reserve Shares. Accounts Receivable-other were collected, and the proceeds were added to existing cash and used to fund current operations, purchase property and equipment and reduced accounts payable and accrued expenses. Increase in inventory was due to acquisition of certain inventory from TPL, as part of the bankruptcy proceedings, and was recorded based on the current fair market value of such inventory.

Total liabilities decreased by approximately $51,197,000 as a result of a conversion of debt to equity under the Third Amended Plan of Reorganization. The remaining debt represents normal obligations incurred in a day-to-day operations of the Company. Shareholders Equity - Common Stock and Paid-in-Capital reflect the issuance of additional shares in exchange for the debt at $1.12 per share. That price corresponds to the share price of the private placement, which was completed at approximately the same time as approval and implementation of the Third Amended Plan of Reorganization. The difference between increase in Shareholder's Equity and total debt forgiveness is reflected as an Extraordinary Gain. Total Shareholders Equity increased to $3,276,000 on September 30, from ($50,910,000) on December 31.

RESULTS OF OPERATIONS

September 30, 1996 Compared to September 30, 1995

Revenues

Total sales revenue in the third quarter increased to $18,000 in 1996 from $12,000 in 1995. The increase was primarily due to increase in sales of accessories. First fifty DTR-2 computers were assembled by the beginning of October 1996, so none were available for sales in the third quarter. Due to the small dollar value of sales the change in the gross profit margin cannot be compared to historical margins and is not indicative of future margins.

Expenses

Salaries and employment taxes for current employees represent a major part of expenses for the quarter. Other large expense were research and development, tooling for the production of DTR-2, and professional fees related to SEC filings.

Net Income(Loss)

Due to debt forgiveness, the Company recognized income, including the Extraordinary Gain, in the amount of $37,230,842 or $1.77 per share for the third quarter. The (loss) after tax but before Extraordinary Gain increased for the third quarter to ($328,000) or ($0.01) per share from ($291,000) or ($0.01) per share in 1995 on a fully diluted basis, due primarily to salaries paid to employees.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial requirements were met through cash generated from private placement.

Sales of DTR-2 should begin in the near future. Cash flow generated from the sales of DTR-2, will be applied to current and future working capital needs. The Company will be pursuing avenues to raise additional operating capital, possibly through a credit facility. As and to the extent needed, the Company may enter into additional borrowings with TPL or Kandila on terms substantially similar to the Company's prior borrowings from them.

The Company believes that the funds it currently has on hand, when coupled with its anticipated operating profits, any additional funds it may borrow from TPL and/or Kandila in the future, and the funds that were raised through the private placement of the above described Reserve Shares, provide sufficient funds for the Company to finance its operations and complete its reorganization.

The Company had signed a Convertible Unsecured Promissory Note with Tiedemann/Economos Emerging Growth Fund for the amount of $770,000 in order to secure funding for future operations. As of the date of this filing the Note has not been drawn upon.

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

Dated:	November 15, 1996

DAUPHIN TECHNOLOGY, INC.
    (Registrant)





By: ___________________________________
	     Savely Burd
	     (Chief Financial Officer)