Form 10-K
period 1996-12-31
DAUPHIN TECHNOLOGY INC
filed 1997-03-28
CIK 832489

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


(Mark One)
  X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. (Fee Required) For fiscal year ended December 31, 1996

    Transaction Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. (No Fee Required)


                            DAUPHIN TECHNOLOGY, INC.
            (Exact name of Registrant as specified in its charter)


              Illinois                               87-0455038
 (State or other jurisdiction of        (IRS Employer Identification Number)
  incorporation or organization)



800 E. Northwest Hwy, Suite 950, Palatine, IL                  60067
(Address of principal executive offices)                     (Zip Code)

                                 (847) 358-4406
             Registrant's telephone number, including area code


        Securities registered pursuant to Section 15(d) of the Act:


                          Common Stock $.001 par value
                                (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. (1) Yes __X__       No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. (   )

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of March 28, 1997 was $12,051,960.

As of March 28, 1997, the number of Shares of the Registrant's Common Stock, $.001 par value, 31,866,897 was issued and 29,547,111 was outstanding, with 2,319,786 treasury shares.

                             DAUPHIN TECHNOLOGY, INC.

                                 Table of Content

PART I                                                                    3
Item 1. Description of Business                                           3
  Introduction                                                            3
  Products                                                                4
  Diversification	                                                        4
  Markets                                                                 5
  Sales and Marketing                                                     5
  Source and Availability of Raw Materials                                5
  Software Licensing Agreements                                           5
  Patents, Copyrights and Trademarks                                      5
  Customer Dependence                                                     5
  Competition                                                             6
  Research and Development                                                6
  Employees                                                               6
  Risk Factors                                                            6
Item 2.  Properties                                                       8
Item 3. Legal Proceedings                                                 8
Item 4. Submission of Matters to Vote of Security Holders                 8

PART II                                                                   9
Item 5. Market for the Registrant's Common Stock and
   Related Security Holders Matters	                                      9
  Market Price of Common Stock                                            9
  Holders                                                                 9
  Dividend Policy                                                         9
Item 6.  Description of Registrant's Securities                           9
  Common Stock                                                            9
  Preferred Stock                                                         9
  Warrants and Options                                                   10
  Transfer Agent and Registrar                                           10
Item 7. Selected Financial Data                                          10
Item 8. Management's Discussion and Analysis of
   Financial Condition and Results of Operations                         10
  Results of Operations 1996 Compared to 1995                            10
  Results of Operations 1995 Compared to 1994                            10
  Liquidity and Capital Resources                                        11
Item 9. Financial Statements and Supplementary Data                      12

PART III                                                                 13
ITEM 10. Directors, Executive Officers and
   Officers of the Registrant                                            13
  Directors and Officers                                                 13
  Family Relationship                                                    14
  Other: Involvement in Certain Legal Proceedings                        14
  Involvement by Management in Public Companies                          14
Item 11. Executive Compensation                                          15
  Stock Option Plan                                                      15
Item 12. Security Ownership of Certain Beneficial Owners and Management  16
Item 13. Certain Relationships and Related Party Transactions            17

PART IV                                                                  17
Item 14. Exhibits, Financial Statements Schedules and
   Reports on Form 8-K                                                   17

SIGNATURES                                                               18

NOTE: The discussions in this Form 10-K contain forward looking statements that involve risks and uncertainties. The actual results of the Company could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Description of Business," particularly "Business-Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for fiscal 1997 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in "Business-Risk Factors."

                                        PART I

Item 1. Description of Business

Introduction

Dauphin Technology, Inc. (the "Company") was founded to design, manufacture, and market mobile computing systems, including laptop, notebook, hand-held and pen-based computers, components and accessories. Historically, the Company marketed directly and through other distribution channels to the commercial and government market segments.

In early 1993, the Company introduced the Desk-Top Replacement, first generation ("DTR-1"), a pen-based hand-held computer with fax/modem features that was considered a leading edge product for commercial applications. Sales of the DTR-1 did not meet the Company's expectations and financial problems developed. During the fourth quarter of 1994, the Company sold the majority of its finished goods inventory but was unable to meet its operating expenses.

On January 3, 1995, the Company filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. During 1995 and the first six months of 1996, the Company operated under Chapter 11 as a Debtor-in-Possession and was in a dormant state for all practical purposes. On May 9, 1996, the Company's Third Amended Plan of Reorganization was approved by the overwhelming majority of the creditors and shareholders and confirmed by the Court. On July 23, 1996, the Court discharged Dauphin as Debtor-in-Possession and the bankruptcy case was closed.

On February 6, 1996, the Company entered into an agreement with Victor I. Baron, Savely Burd and Interactive Controls, Inc. an Illinois Corporation ("Intercon"). Intercon has developed and was the owner of a business plan (the "Intercon Business Plan") for the development, production, sale and installation of miniature computers for industrial control and operation. Under the terms of the agreement (the "Intercon Agreement"), the Company acquired the rights to the Intercon Business Plan, and hired Mr. Baron to act as the Company's Chief Operating Officer and President of the Company's new "Intercon Division." It also hired Mr. Burd to act as its Chief Financial Officer. Messrs. Baron and Burd joined Mr. Kandalepas to comprise a three person Executive Committee.

Under the terms of the Intercon Agreement, and in addition to an annual salary and bonus which will be paid to Mssrs. Baron and Burd, Intercon will be entitled to receive, if certain sales and profit objectives are met, certain shares of the reorganized Company's stock as payment for the transfer to the Company of the Intercon Business Plan and Intercon's other assets.

On June 19, 1996, the Company placed a purchase order with a manufacturing facility to start the production of the main product Desk Top Replacement, second generation (DTR-2). In total, 155 units were ordered to be delivered in three stages; five test units which were delivered in September; following with fifty and then one hundred additional units which were delivered in October and November respectively. In conjunction with this purchase order, the Company signed an Irrevocable Letter of Credit in the amount of $232,000. In addition, all non-recurring costs related to manufacturing and testing a product, have been paid for during current production period.

As part of the diversification plan, on February 12, 1997 the Company signed a letter of intent to acquire Richard M. Schultz and Associates, Inc. ("RMS"), an Illinois corporation that is involved in contract engineering and manufacturing services. The letter of intent calls for an exchange of 205,000 Company shares for all outstanding shares of RMS, with 105,000 of such Company shares set aside in an escrow account to be released over the following three years based on certain performance criteria. Currently RMS occupies a 53,000 square foot facility in McHenry, Illinois and has sales of approximately $5,000,000 per year.

Products

The main product of the Company is a hand-held computer - Desk Top Replacement, second generation ("DTR-2"). The basic unit has a 486 central processor with 50 megahertz processing speed. The unit also has eight to sixteen megabytes of random access memory, a flat liquid crystal display, a 240 to 520 megabytes hard drive, voice and pen recognition, and wireless communications capability. The units measure 7 inches in length, 5.5 inches width, 2.5 inches thick and weigh
2.7 pounds. The Company also offers various options and accessories to support customer configuration requirements.

Unlike two years ago, the market is wide open and ready for products such as DTR-2. The DTR-2 is a significant technological step forward among mobile computing devices. It is a time, labor, and money-saving device that was designed to free users from their desks. Much more flexible and powerful than a Personal Digital Assistants (PDA), the DTR-2 is an MS-DOS/Windows/Windows 95 compatible machine. New developments in battery technology allow the device to be portable and useful to customers who need computing capacity at remote locations. In addition to a small keyboard, the DTR-2 allows "pen input", ideal for note taking, record keeping, organization and on-the-road fax communications. The DTR-2, also allows for "voice input", permitting the user to operate the unit virtually hands free. By using modern PCMCIA accessories, DTR-2 can also communicate wirelessly, using either radio frequency or cellular technology. This allows users to send and receive "e-mail" and facsimiles from nearly anywhere in the world. Future generations of the DTR series will incorporate color screen, faster processor, global positioning systems and other innovations that will service particular vertical market needs.

The management of the Company believes that today's mobile computer and wireless communication market provides an opportunity to further develop the DTR line of products. Production schedules and further product developments will be correlated with market requirements and sales performance. Accordingly, adjustments in product configurations will be made to satisfy the price and functionality requirements of the targeted OEM markets. As an example, the Company, in cooperation with a final electronic solution provider, developed and is in the process of marketing DTR-2/CD, which has a manufacturers installed CD ROM. Also, the Company began preliminary development of the next generation of DTR product.

Upon availability of funds, management intends to launch the first phase of development of Intercon products. The primary market for Intercon's control systems and software will be industrial and commercial manufacturing enterprises in need of high-efficiency low-cost process/machine control and touch-screen graphics interface solutions. Revenues will be generated through the sales and support of "EX-Panel" and "FLEX-Control" parts of "Interactive Solution" systems and "FLEX-Design" software.

Diversification

The Company's diversification plan is intended to strengthen its short, mid and long term business and sales. Management has developed a strategy to emerge from a single product or single product-line dependency to a technology holding company with subsidiaries in electronic services and products. Engagements are and will continue to be selected based on synergistic alliances of both services and products.

The combination of the DTR and Intercon industrial control products is intended to serve as core products for the Company. Management is in the process of actively searching for a prospective addition(s) to supplement its core products and, hopefully, achieve greater diversification.

As part of the vertical integration of Dauphin, RMS will enhance Dauphin's revenues and profits and will provide added value and capability with engineering and manufacturing capacity that Dauphin currently lacks. Further expansions into technology service related businesses would play on management's strength and would promote stability of the enterprise as a whole.

Markets

Currently, the Company participates in a mobile computing market with the only available product it has. Based on a Frost and Sullivan 1995 study, published in January of 1996, the world sales of mobile computing devices will double from $30 billion to nearly $80 billion by the year 2001, growing at an 18 percent compound annual rate. The same study concludes that portable computers will grow twice as fast as desktops with some companies replacing desktop computers with portables.

A different Frost and Sullivan report, released in November 1995, estimates that contract manufacturing market will more then triple to over $35 billion by the year 2001, growing at 19 percent per year. Since electronic contract manufacturing represents over 40% of contract manufacturing market, an acquisition of RMS creates a sound business platform for Dauphin.

Sales and Marketing

Since the Company has not had a product to sell during 1995 and most of 1996, many of the distribution channels that were used in the past are no longer viable. The DTR-2 is a niche or vertical market product which has a long sales cycle. The market is very application specific with potential in the defense, utilities, medical, inspection and numerous other industries. Sales effort has been very fruitful in as much as identifying the potential sales opportunities, but as of the date of this report, only limited number of units have been sold. The Company anticipates a substantial increase in sales in the second and third quarters of 1997.

With the acquisition of RMS, the Company will be able to record revenues immediately after closing of the transaction and will improve the name recognition necessary to further promote growth and corporate stability.

Source and Availability of Raw Materials

The Company subcontracts the assembly of the finished product from component parts which are obtained from suppliers throughout the world. The Company presently own a sufficient inventory of parts to continue the production of the DTR-2.

Software Licensing Agreements

The Company is in the process of reviewing and possibly renewing its existing strategic partnership agreement with Phoenix Technologies Ltd. ("Phoenix"). Phoenix designs, develops, markets and licenses proprietary compatibility software products for original equipment manufacturers, including BIOS (basic input output system) and related system software for personal computers.

The Company has entered into a Pen Products Original Equipment Manufacturing Distribution License Agreement and Sub-license Agreement for Dedicated Systems with Annabooks Software LLC ("Annabooks"), the supplier of products offered by Microsoft Corporation ("Microsoft"). Microsoft is the third-party beneficiary under these agreements. Under the terms of these agreements, the Company is authorized to install Microsoft's DOS, Windows 3.11, Windows 95, and Windows for Pen, amongst others, on computers it sells. For this right, the Company must pay Microsoft, through Annabooks, royalties for each unit sold, with quantity discounts available.

Patents, Copyrights and Trademarks

In view of the rapid technological and design changes incident to the computer industry, the Company does not believe that, in general, patents and/or copyrights are an effective means of protecting its interest. The computers offered by the Company are the result of engineering design by its employees and strategic partners. The Company attempts to maintain its proprietary rights by trade secret protection and by the use of non-disclosure agreements. It is possible that the Company's products could be duplicated by competitors and the Company could therefore be adversely affected by duplication and sale. However, the Company believes that the time spent by competitors on reverse engineering the product, would be too long for the rapidly moving computer industry.

Customer Dependence

Since the Company has not had product to sell during most of 1995 and 1996, it is not dependent on any one customer for the bulk of its sales.

Competition

The Company's only product currently marketed is the DTR-2 which is a small hand-held computer. This product competes in the mobile computer market. The remaining window of opportunity for the DTR-2 cannot be precisely determined, but it is expected to be approximately one year for first time sales and an
additional three years for replacement units and/or upgrades.   Worldwide, there
are over 40 companies competing in this market, including the companies that produce PDA's, which are considered communication devices rather then computing devices. Some of these competitors are large, well financed entities, such as Fujitsu or IBM. In order for the Company to have a competitive edge, it must have leading technology and cost effective products. When new products are introduced, there is a small window of opportunity before clones are developed. However, being a small company, the Company's strength will be in its flexibility to meet industry demands and to partner with other solution providers that jointly will offer unique solutions for certain applications that lead to long term relationships with these types of clients.

Research and Development

In order to compete in the mobile computer market, the Company must have a product line that includes leading technology products. The Company has a history of developing and bringing to market leading technology products. Due to the financial problem the Company experienced during the last several years, it no longer has a large engineering and technician staff engaged in research and development. Several engineers and technicians were rehired in order to
restore the previous strength of the Company.   The addition of RMS, that
currently employs seven engineers, would further enhance the process of restoring the engineering capability that the Company needs.

Employees

As of March 28, 1997, the Company has twelve employees. These employees are executive, sales, production, engineering and technical support and administrative personnel.

Risk Factors

BANKRUPTCY PROCEEDING On January 3, 1995, the Company filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. On May 9, 1996, the Company's Third Amended Plan of Reorganization was approved by the creditors and shareholders and confirmed by the Court. On July 23, 1996, the provisions of the Plan having been implements, the Company was discharged as Debtor-in-Possession and the bankruptcy case was closed. The effect of this bankruptcy proceeding on past or potential future customers, vendors or employees cannot be determined. Though the Company is no longer a Debtor-in-Possession in any bankruptcy proceeding, there can be no assurance that the Company will ever operate at a profit or that an investment in the Company will result in any gain to shareholders.

SIGNIFICANT HISTORICAL LOSSES The Company ha significant operating losses since its inception. For the year ended December 31, 1994 and 1995, the Company had losses of $49,173,000 and $795,000, respectively. Recent emergence from bankruptcy resulted in a one time addition to income, due to debt forgiveness, recorded on books as an Extraordinary Gain of $38,065,373 and resulting in net income of $36,668,669 as of December 31, 1996.

ADDITIONAL CAPITAL REQUIRED In order to succeed with its business plan, the Company must obtain additional capital. Possible sources of capital could come from operating revenue, from bank borrowing, or from the sale of the Company's debt or equity securities. On February 17, 1997 the Company signed an agreement with an investment banker in order to raise certain capital for he continuing operations of the company. There can be no assurance that the Company will be able to obtain the capital necessary to carry out its business plan or sustain its operations in the future.

DEPENDENCE UPON LIMITED CUSTOMERS During 1995 and the first six months of 1996, the Company operated under Chapter 11 as a Debtor-in-Possession and was in a dormant state for all practical purposes. For this reason, the Company has to rebuild its entire customer base. The effect of this bankruptcy proceeding on past or potential future customers cannot be determined.

COMPETITION The Company's primary business is the design, manufacture, and sale of handheld personal computers and industrial control panels. Both industries are highly competitive and are affected by frequent introduction of new or improved products. Continuous improvement in product price/performance characteristics is the key to future success in both industries. At all levels of competition, pricing has become very aggressive, and the Company expects pricing pressures to continue to be intense. Many of the Company's competitors have significantly greater financial, marketing, manufacturing resources, broader product lines, brand name recognition and larger existing customer bases than the Company. There can be no assurance that the Company will be able to compete in any new market in which it enters.

OBSOLESCENT OF TECHNOLOGY In the computer industry, hardware and software products and technology are subject to rapid change, and the Company's future success will depend on its ability to successfully introduce enhancements to its present products and to develop new products. The Company must produce products that are technologically advanced and are comparable to and competitive with those made by others. Otherwise, the Company's products may become obsolete. There can be no assurance that the Company's products will not be rendered obsolete by changing technology or that it will be able to continue to respond to such advances in technology in a manner as to be commercially successful.

UNCERTAINTY OF MARKET ACCEPTANCE The DTR-2 is a solutions oriented, pen-based, mobile computer system. The market for the DTR-2 is, to a large degree, dependent upon software applications developed for specific users or type of users, such as insurance adjuster, marketing companies and other users requiring powerful, yet extremely mobile, pen-based computer systems. As the availability of software applications geared to pen-based computer systems has increased, the Company anticipates its market will increase. Although the current trend for pen-based computers in on the rise and third-party software developers are expected to increase developing software for pen-based applications, there is no assurance that such trend will continue in the future. The Company believes that its DTR-2 product may offer advantages over competition, no assurance can be given that the DTR-2 product will attain any degree of market acceptance or that it will generate revenues sufficient for profitable operations.

Due to the nature of the product line, industrial control panels are less technology driven. The Company believes that its industrial control panels will be superior in design to the current state in technology of the industrial market. On the other hand there is no assurance that such panels, when developed, will achieve any market acceptance.

AVAILABILITY OF COMPONENTS The Company's products are manufactured and/or fabricated from various component parts, such as printed circuit boards, microchips and fabricated metal parts. The Company must obtain such components from third-party vendors. The Company's reliance on those manufacturers and vendors, as well as industry component supply, yields many risks. Identifiable risks include the possibility of a shortage of components, increases in component costs, component quality, reduced control over deliver schedules and potential manufacturer/vendor reluctance to extend credit with the Company due to its recent bankruptcy. In the event that there is a shortage of component parts or that the costs of these parts substantially increases, the operations of the Company and its success in the marketplace could be adversely affected.

DEPENDENCE ON KEY PERSONNEL The success of the Company and of its business strategy is dependent in large part on its key management and operating personnel. The Company believes that its future success will also depend on its ability to retain the services of its executive officers. The Company will also have an ongoing need to expand its management personnel and support staff. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed may have a material adverse effect on the Company.

DEPENDENCE OF PROPRIETARY TECHNOLOGY The Company relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to its technology. Although the Company believes that its products do not infringe upon the proprietary rights of third-parties, there can be no assurance that third-parties will not assert infringement claims against the Company in the future or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any such claim may require the Company to incur substantial litigation expenses or subject it to significant liabilities that could have a material adverse effect on its business.

GENERAL ECONOMIC CONDITIONS General economic climate and conditions impact the operations of the Company. Adverse economic conditions could have the effect of reduced demand for Company products, increasing customer defaults and increasing overall credit risks. The availability of alternative financing from banks, finance companies, insurance companies and other sources may affect the availability of funds necessary for operations. There can be no assurance that general economic conditions will be such that the Company will be able to generate significant revenues or operate at a profit.

SUBJECT TO GOVERNMENT REGULATION To a great extend, the business of the Company is dependent upon federal, state and local government regulations. Government regulations which interfere with the Company's business plan cold have an adverse effect on the future business of the Company.

LIQUIDITY Management believes that the funds it currently has on hand, coupled with anticipated operating revenues and additional funds it may raise in the future, will provide sufficient funds for the Company to continue pursuing diversification as planned. Should these events not occur, management feels it can reduce its operating costs to commensurate with its revenues. There can be no assurance that any of the events mentioned herein will occur and therefore, no assurance can be made that the Company will be able to pursue diversification as planned.

RISK ASSOCIATED WITH ACQUISITIONS As part of the Company's strategy to enhance and maintain is competitive position, it has entered into a letter of intent with RMS and continues to evaluate potential acquisitions of businesses, products and technologies. In considering an acquisition, the Company may compete with other potential acquirers, many of which may have greater financial and operations resources. Further, the evaluation, negotiation, and integration of such acquisitions may divert significant time and resources of the Company, particularly of management. There can be no assurance that suitable acquisition candidates will be identified, that any acquisitions can be consummated or that any acquired business or products can be successfully integrated into the Company's operations. In addition, there can be no assurance that the RMS acquisition or any future acquisitions will not have a material adverse effect upon the Company, particularly in the fiscal quarters immediately following the consummation of such transactions due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of such acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.  Properties

The Company's executive offices consist of 7,300 square feet of office space and 2,700 square feet of warehouse space located at 800 E. Northwest Hwy., Suite 950, Palatine, Illinois 60067. The Company pays approximately $10,000 per month to rent the facilities. The lease has a three year term with a five year renewal option. The Company believes the space will be adequate for the foreseeable future.

Item 3. Legal Proceedings

The Company's management is not aware of any pending or threatened litigation as of the date hereof.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                      PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holders Matters

Market Price of Common Stock

The Company's common stock is traded on limited basis in the over-the-counter market and is quoted in the National Quotation Bureau's Pink Sheets. The following table shows the range of representative bid prices for the common stock. The prices represent quotations between dealers and do not include retail mark-up, mark-down, or commission, and do not necessarily represent actual transactions:

Bid Prices                         1994              1995              1996
                             High      Low     High     Low     High      Low
                           ------  --------  -------  -------  -------  -------
First Quarter              $ 4.00  $  0.750  $ 2.313  $ 0.250   $1.625   $0.875
Second Quarter               1.75     0.500    1.750    0.250    1.719    1.125
Third Quarter                1.00     0.125    1.250    0.625    1.625    1.125
Fourth Quarter               1.75     0.125    1.188    0.563    2.000    1.125

Holders

The number of record holders of the Company's common stock as of March 28, 1997 as reported by the Company's transfer agent is approximately 2,500. A number of the Company's shareholders of record are brokerage firms or stock clearing agencies. Therefore, the Company believes the total number of beneficial shareholders is greater than 2,500.

Dividend Policy

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 6.  Description of Registrant's Securities

The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $.001 par value, and 10,000,000 shares of preferred stock, $.01 par value.

Common Stock

As of March 28, 1997 there were 31,866,897 shares of common stock issued and 29,547,111 shares outstanding held by approximately 2,500 stockholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor (see "Market Price of Common Stock and Dividend Policy"). In the event of a liquidation, dissolution or winding up of the Company, holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding preferred stock. Holders of common stock have no right to convert their common stock into any other securities and have no cumulative voting rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable.

Under the terms of the Intercon Agreement, Intercon could receive up to 25% of the total of the Company's outstanding shares of common stock as of the Effective Date on a fully diluted basis if certain performance goals are achieved.

Preferred Stock

No preferred shares have been issued to date. The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding and the Company has no present plans for the issuance thereof. However, the issuance of any such preferred stock could affect the rights of the holders of common stock, and, therefore, reduce the value of the common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by present owners.

Warrants and Options

As of March 28, 1997, the Company had no outstanding warrants or options.

Transfer Agent and Registrar

American Stock Transfer and Trust Company, 40 Wall Street, New York, New York, 10005

Item 7. Selected Financial Data

Year Ended December 31
                           1996        1995     1994        1993       1992
                         -------   -------- ----------  ----------- -----------
Net Sales And Fees      $ 93,946  $ 183,083 $9,603,021  $23,560,986 $23,539,927

Extraordinary Item    38,065,373         -          -            -            -

Net Income (Loss)     36,668,669  (794,812)(49,172,584)  (3,398,155)   (415,531)

Net Income (Loss)
  Per Share                 1.52     (0.06)      (3.41)       (0.24)      (0.03)

Total Assets           3,402,860   426,493     298,094   15,838,326   6,670,151

Long-Term Debt            43,196         -           -            -           -

Working Capital        3,020,558           (50,167,342)
  (Deficit)                    (50,979,877)              (2,123,006)    160,138

Shareholders Equity    3,092,900           (50,027,710)
  (Deficit)	                   (50,910,187)                (850,149)    622,367

Item 8. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations 1996 Compared to 1995

During 1995 and first half of 1996 the Company was operating under Chapter 11 of the Federal Bankruptcy Law and was in a dormant state for all practical purposes. Total sales revenues decreased in 1996 to $94,000 from $183,000 in 1995 primarily due to dormancy and the lack of product available for sale after emergence from bankruptcy.

The gross profit margins are not comparable for the period due to the extreme fluctuations in sales and cost of sales.

Selling, general and administrative expenses increased in 1996 to $1,007,000 from $681,000 in 1995. The increase was attributable to an increased activity and addition of personnel post-bankruptcy to facilitate resurrection of the production and sales efforts. During 1996 and 1995, over $135,000 and $180,000 was spent on professional services relating to the bankruptcy in respective years. During 1996 and 1995, $77,000 and $22,000 were spent on research and development expenses, respectively.

In 1996, due to debt forgiveness related to corporate restructuring and closing of the bankruptcy proceedings, the Company has recognized a one time extraordinary income of over $38,000,000.

Results of Operations 1995 Compared to 1994

Total sales revenues decreased in 1995 to $183,000 from $9,603,000 in 1994. During 1995, the Company was operating under Chapter 11 of the Federal Bankruptcy Law and was in a dormant stage for all practical purposes.

The gross profit margins are not comparable for the period due to the extreme fluctuations in sales and cost of sales, due to a purchase commitment to a contract manufacturer in 1994.

Selling, general and administrative expenses decreased in 1995 to $681,000 from $4,954,000 in 1994 and research and development expenses decreased in 1995 to $22,000 from $937,000 in 1994. The decreases resulted from the Company operating under Chapter 11 of the Federal Bankruptcy Law. During 1995, over $180,000 was spent on professional services relating to the Bankruptcy.

Net loss in 1995 was $795,000 or $0.06 per share compared to $49,173,000 or $3.41 per share in 1994. During 1994, the Company expensed a purchase commitment to a contract manufacturer in the amount of $32,978,000 and a litigation settlement in the amount of $4,935,000. For these reasons and the other items discussed above, the loss was smaller in 1995 then 1994.

Liquidity and Capital Resources

As of July 23, 1996, bankruptcy proceedings were concluded and all material conditions precedent to the Plan were satisfied. The financial statements contained herein reflect the cumulative effect of the culmination of the bankruptcy proceedings. As such, all debt, subject to and not subject to compromise, with exception of Federal Priority Tax Liens and ongoing operating expenses, was converted into equity.

The increase in net inventory is attributable to an agreement with Technology Partners, L.L.C. ("TPL") to purchase inventory in its possession which it received when it purchased the secured claim from IBM on May 31, 1995. The inventory ($2,583,000) was recorded at fair market value in conformity with generally accepted accounting principles. TPL received 2,600,000 common shares at a price of $1.12 per share. The inventory consisted of raw materials for future use in production of DTR-2 and other raw materials.

Stockholders equity (deficit) increased from ($50,910,000) at December 31, 1995 to $3,092,900 at December 31, 1996 due to culmination of the bankruptcy proceedings, capital infusion from the private placement and repurchase of shares (as hereinafter discussed).

During the second quarter of 1996, TPL conducted a private placement of unsecured promissory notes convertible into Company shares. As a result of the private placement and conversion of notes, the Company received $995,409, in exchange for 888,757 Reserve Shares valued at $1.12 per share.

On October 22, 1996 the Company issued a convertible note to Tiedemann/Economos Global Emerging Growth Fund (a shareholder of the Company) in the principal amount of $770,000. The note, at the election of the holder, was converted into 1,100,000 common shares. Simultaneously, the Company conducted a private placement of 1,059,286 common shares for $796,616 or $0.75 per share to qualified investors. The common shares issued in connection with these transaction were unissued shares that were previously registered by the Company. The funds obtained from these transactions were used to repurchase 2,159,286 common shares for $1,187,607 or $0.55 per common share that were issued as part of the bankruptcy settlement to a former officer and director of the Company. These shares are currently being held as treasury shares. As a result of the transaction, Dauphin generated $379,009 for operating capital.

On January 27, 1997, the Company, conducted a private placement of 160,500 common shares for $161,300 or $1.01 per share to a qualified investor. The common shares issued in connection with these transaction were unissued shares that were previously registered by the Company. Funds obtained from these transactions were used to repurchase 160,500 common shares for $88,275 or $0.55 per common share that were issued as part of the bankruptcy settlement to an affiliate. These shares are currently being held as treasury shares. As a net result of the transaction, the Company obtained $73,025 for operating capital.

On February 17, 1997, the Company signed an agreement with Ewing & Company, an investment banking firm, to provide financial advice and assist in raising capital for the benefit of the Company. The agreement calls for structuring of current and future acquisitions, capital raise and other financial services.

Management anticipates that production of the DTR line and development and production of the Intercon product lines will be the primary business focus of the Company. It is estimated that both product lines will require between $2.5 to $3 million of combined capital investment for research and development.

Cash flow from the sales of DTR-2 is expected to provide sufficient capital for ongoing operations and anticipated growth. Due to relatively small overhead, the Company will need to sell approximately 2,500 DTR-2's at current margin levels to meet operating requirements. The market demand for the competitive product suggests that these sales levels are attainable.

Management believes that the funds it currently has on hand, coupled with anticipated operating revenues and additional funds it may raise in the future, will provide sufficient funds for the Company to continue pursuing diversification as planned. Should these events not occur, management feels it can reduce its operating costs to commensurate with its revenues. There can be no assurance that any of the events mentioned herein will occur and therefore, no assurance can be made that the Company will be able to pursue diversification as planned.

Item 9. Financial Statements and Supplementary Data

The Company's financial statements are included in Item 14 (a).

                                     PART III

ITEM 10. Directors, Executive Officers and Officers of the Registrant Directors and Officers

The following table sets forth the name, age, date appointed a director, executive officer or officer position with Company or present principal occupation and employment history for the past five years of each person who is a director, executive officer or officer.

Name                   Age    Date Appointed           Present Office
Andrew J. Kandalepas   45        1995         Chairman of the Board of Directors
                                              Chief Executive Officer, President

Mr. Kandalepas joined Dauphin Technology, Inc. as Chairman of the Board in February, 1995. He was named CEO and President of Dauphin in November of 1995. In addition, Mr. Kandalepas is the founder and President of CADServ Corporation, an engineering services company based in Schuamburg, Illinois. Mr. Kandalepas graduated from DeVry Institute in 1974 with a Bachelor's Degree in Electronics Engineering Technology. He then served as a product engineer at GTE for two years. Mr. Kandalepas left GTE to serve ten years as a supervisor of PCB design for Motorola just prior to founding CADServ Corporation in 1986.

Victor I. Baron        41        1996         Chief Operating Officer

Mr. Baron was appointed Chief Operating Officer of Dauphin Technology, Inc. and as President of the Intercon Division in 1996. He has extensive experience in strategic planning, design and technical sales of industrial controls. An engineering graduate of Riga Poly Technical Institute, (Riga, Latvia), in 1977, Mr. Baron has worked for over nineteen years in the high-tech design field during which he has developed a wide range of long-term relationships within the manufacturing industry. Before his appointment with Dauphin, Mr. Baron worked for Total Control Products, an operator interface manufacturer.

Savely Burd            33        1996         Chief Financial Officer

Mr. Burd was appointed Chief Financial Officer of Dauphin Technology, Inc. in 1996. After graduation from the University of Illinois in 1987, Mr. Burd began his career as a staff auditor at Arthur Andersen LLP. After several promotions and a career move, Mr. Burd was hired as a Controller for Clarklift of Chicago North, Inc., a materials handling equipment dealer. Before his appointment with Dauphin, Mr. Burd was employed by Merrill Lynch. Mr. Burd, a CPA, is also a graduate of J. L. Kellogg Graduate School of Management.

Jeffrey L. Goldberg    44        1995          Secretary, Director

Mr. Goldberg has served as Secretary and a Director of Dauphin Technology, Inc. since June of 1995. Mr. Goldberg is President of Financial Consulting Group, Ltd., a Northfield, Illinois financial planning firm he founded in 1983. Mr. Goldberg was formerly with a Chicago law firm, Goldberg and Goodman, and prior to that, was a tax senior with Arthur Andersen LLP. He is an attorney, CPA and certified financial planner.

Alan S. K. Yong        50        1988          Director

Mr. Yong served as President, Chief Executive Officer and a Director of Dauphin Technology, Inc., from June 1988 when he founded the Company to June 1995. Since June 1995, he has served as a Director of the Company. From 1981 through the present, he has been serving as President of Manufacturing and Maintenance Systems, (MMS) Inc. a privately held company based in Lombard, Illinois that he
founded in 1981.   MMS designs, manufactures and markets industrial computers for the alignment of rotating equipment. He is a graduate of George Williams College and received his MBA from Northern Illinois University.

Wm. Paul Bunnell       38        1995          Director

Mr. Bunnell has served as a Director of Dauphin Technology, Inc. since June of 1995. Mr. Bunnell is Vice President of Financial Consulting Group, Ltd. a Northfield, Illinois financial planning firm he founded in 1983. He was previously a corporate accounting and financial manager with expertise in business planning and long range strategic planning.

Gary E. Soiney         56        1995          Director

Mr. Soiney has served as a Director of Dauphin Technology, Inc. since November of 1995. He graduate from the University of Wisconsin in Milwaukee as a marketing major with a degree in Business Administration. He is currently a 75% owner in Pension Design & Services, Inc., a Wisconsin corporation which performs administrative services for qualified pension plans to business primarily in the Mid-West.

Douglas P. Morris      40        1995          Director

Mr. Morris has been a Director of Dauphin	Technology since November of 1995. He
is also the owner of H & M Capital Investments, Inc., a privately-held business consulting firm which is engaged in consulting with privately-held and publicly-
held companies relating to management, debt financing and equity financing. Mr.
Morris received his Masters Degree in Public Administration at the University of
Southern California in 1982 and his Bachelor of Arts Degree in Judicial
Administration from Brigham Young University in 1978.

Andrew Prokos          34        1995          Director

Mr. Prokos has served as a Director of Dauphin Technology, Inc. since February 1995. He is also vice-president of CADServ Corporation in Schaumburg, Illinois. Mr. Prokos is a graduate of DeVry Institute with an Associate Degree in Electronics.

Dean F. Prokos         32        1995          Director

Mr. Prokos has served as a Director of Dauphin Technology, Inc. since August 1995. He is the Regional Manager for the Secretary of State Drivers Services Department. He attended Loyola University in Business Management and has been previously involved with management of various food establishments.

All Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors have been elected and qualified.

Family Relationship

Both Andrew Prokos and Dean F. Prokos are cousins of Andrew Kandalepas, Chairman of the Board of Directors. Andrew Prokos and Dean F. Prokos are siblings.

Other: Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past five years.

Involvement by Management in Public Companies

With the exception of Douglas P. Morris, none of the other Directors, Executive Officers or Officers has had, or presently has, any involvement with a public company, other than the Company. Mr. Morris is currently an Officer and Director of Celtic Investment Inc., an Officer and Director of Emerald Capital Investments, Inc., and a Director of Beacon Capital Investment, Inc.

Item 11. Executive Compensation

Although the Company does not have a formal Compensation Committee, the Board of Directors performs the equivalent functions of a Compensation Committee, and seeks to align compensation with business strategy, Company value, management initiatives and Company performance. Securities and Exchange Commission regulations mandate disclosure of all compensation, including salary, bonus and stock options, paid to executive officers and directors, that exceeds $100,000. No executive officer or director was paid compensation exceeding $100,000 during 1994, 1995 or 1996.

During 1995 and first half of 1996, Andrew J. Kandalepas worked full time for the Company in various management positions and was not compensated for these services.

Stock Option Plan

At the Company's 1992 Annual Meeting of Stockholders, the stockholders approved the 1992 Stock Option Plan pursuant to which stock options to purchase up to 1,500,000 shares of the Company's common stock may be granted to employees of the Company. In 1995, all options granted under the Plan expired due to the termination of these employees and their failure to exercise their options in a timely manner within the time period established under the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding shares of commons stock of the Company owned beneficially as of March 28, 1997, by (i) each Officer and Director of the Company, (ii) all Officers and Directors as a group, and (iii) each person known by the Company to beneficially own more than 5% of the common stock of the Company:

                                                Amount and Nature
                                                 of  Beneficial         Percent
Name of Beneficial Owner   Position               Shares Owned          of Class
------------------------  -------------------  --------------------   ----------
Alan S.K. Yong            Director                      765,126(1)         2.6%

Andrew J. Kandalepas      Chairman, Chief             5,362,007(2)        18.2%
                          Executive Officer & President

Victor I. Baron	        Chief Operating Officer        10,000            0.0%

Savely Burd               Chief Financial Officer        60,000            0.2%

Jeffrey L. Goldberg       Secretary, Director         3,613,980(3)        12.2%

Wm. Paul Bunnell          Director                    3,863,980(3)        13.1%

Gary E. Soiney            Director                            0            0.0%

Douglas P. Morris         Director                      301,167(5)         1.0%

Andrew Prokos             Director                      204,000            0.7%

Dean F. Prokos            Director                            0            0.0%

Northfield Technology
   Group                  ------                      1,248,388(3)         4.2%

H & M Capital Investment  ------                         11,167(5)         0.0%

Technology Partners LLC   ------                              0(6)         0.0%

K & L Trust               ------                        235,800(7)         0.8%

Hyacinth Resources, Inc.  ------                        290,000(5)         1.0%

Marinis Loukas Trust      ------                      2,032,500(2)         6.9%

FOX Investment Co.        ------                        250,000(4)         0.9%

Tiedemann/Economos Global
Emerging Growth L.F.      ------                      5,300,000           17.9%

DNS Escrow Trust          ------                      2,365,592(3)         8.0%
                                                     ------------         -----
Officers and Directors and
5% Beneficial Owners (as a group)                    15,866,280           53.7%

(1) The 765,126 shares listed for Alan S. K. Yong include shares owned by members of his family.
(2) The 5,362,007 shares listed for Andrew J. Kandalepas include shares held individually, 30,650 shares held by CADServ Corporation and 2,032,500 held by Marinis Loukas Trust for which Kandalepas has voting rights.
(3) Jeffrey L. Goldberg and Wm. Paul Bunnell are partners of Northfield Technology Group and DNS Escrow Trust and they share voting for such shares.
(4) Wm. Paul Bunnell has voting rights.
(5) Douglas P. Morris is President of H & M Capital Investments, Inc. and Hyacinth Resources, Inc.
(6) Andrew J. Kandalepas, Jeffrey L. Goldberg and Wm. Paul Bunnell are managing members of Technology Partners LLC, and share voting.
(7) Andrew J. Kandalepas is the beneficiary of K & L Trust.

Item 13. Certain Relationships and Related Party Transactions

CADserv Corporation, an engineering services company based in Schaumburg, Illinois, controlled by a shareholder, has contributed to the design, packaging and manufacturing of Dauphin's DTR product line and will likely continue in this capacity in the future.

Manufacturing and Maintenance Systems, Inc., an Illinois corporation controlled by a director of the Company ("MMS"), made advances to, and payments on behalf of the Company from time to time; however, all claims of MMS were released in connection with the settlement and general release entered into on October 11, 1995. The Company had no transactions with MMS since then.

On April 19, 1996, TPL, controlled by several directors of the Company, commenced a private placement of certain 9% unsecured promissory notes convertible to certain Dauphin shares. As a result of the private placement and conversion of notes as specified in the Offering Memorandum, Dauphin received $995,408, in exchange for 888,757 Reserve Shares at $1.12 per share.

On October 22, 1996 the Company issued a convertible note to a shareholder in the principal amount of $770,000. At the election of the holder, the note was converted into 1,100,000 Company shares.

On or about January 27, 1997 the Company conducted a private placement during which, certain shares, issued to a shareholder of the Company as part of the bankruptcy proceedings, were used to raise $73,025 for the Company's operating cash needs.

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

The Company did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Palatine and State of Illinois, on the 29th day of March, 1997.


DAUPHIN TECHNOLOGY, INC.

BY:
Savely Burd, Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities and on the dates indicated.

	Signature				Title					Date


                         Chairman of the Board of Directors      March 28, 1997
Andrew J. Kandalepas     Chief Executive Officer, President


Victor I. Baron          Chief Operating Officer                 March 28, 1997


Jeffrey L. Goldberg      Secretary                               March 28, 1997


Savely Burd              Chief Financial Officer                 March 28, 1997


                              DAUPHIN TECHNOLOGY, INC.


                            INDEX TO FINACIAL STATEMENTS



Report of Independent Public Accountants                    F-2

Balance Sheets as of December 31, 1996 and 1995             F-3

Statements of Operations for the Years Ended December 31,
1996, 1995 and 1994                                         F-4

Statements of Shareholders' Equity (Deficit)
for the Years Ended December 31, 1996, 1995 and 1994        F-5

Statements of Cash Flows for the Years Ended December 31,
1996, 1995 and 1994                                         F-6

Notes to Financial Statements                               F-7




                   Report of Independent Public Accountants

To the Board of Directors and
Shareholders of
Dauphin Technology, Inc.:

We have audited the accompanying balance sheets of DAUPHIN TECHNOLOGY, INC. (an Illinois corporation) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dauphin Technology, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                       ARTHUR ANDERSEN LLP

Chicago, Illinois,
March 14, 1997

                             DAUPHIN TECHNOLOGY, INC.

                 BALANCE SHEETS--DECEMBER 31, 1996 AND 1995


                                                 1996           1995
CURRENT ASSETS:
Cash                                      $    388,600    $    92,604
Restricted cash                                232,000              -
Accounts receivable-
  Trade                                          2,010          5,791
  Other                                              -        167,266
Inventory                                    2,652,461         91,142
Prepaid expenses                                12,251              -
                                          ------------    -----------
Total current assets                         3,287,322        356,803

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $103,074
and $78,516 at December 31, 1996 and
1995, respectively                             115,538         69,690
                                          ------------    -----------
Total assets                              $  3,402,860    $   426,493
                                          ============    ===========

LIABILITIES NOT SUBJECT TO COMPROMISE-CURRENT LIABILITIES:
Accounts payable                          $    204,450    $   180,115
Accrued expenses                                62,314         72,113
Short-term borrowings                                -        759,947
                                          ------------    -----------
Total liabilities not subject to
compromise-current liabilities                 266,764      1,012,175
                                          ------------    -----------
LIABILITIES SUBJECT TO COMPROMISE:
Accounts payable                                     -     11,186,395
Short-term borrowings                                -         46,500
Accrued purchase commitment                          -     32,977,790
Accrued liabilities                                  -        617,898
Debentures payable                                   -        317,500
Advances from related parties                        -        208,422
Claim payable                                        -      4,970,000
                                          ------------    -----------
Total liabilities subject to compromise              -     50,324,505
                                          ------------    -----------

LONG-TERM LIABILITIES                           43,196              -

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value,
10,000,000 shares authorized but unissued            -              -

Common stock, $.001 par value, 100,000,000
shares authorized; 31,706,397 shares issued
and 29,547,111 shares outstanding at
December 31, 1996 and 14,408,354 shares
issued and outstanding at December 31, 1995,    31,706         14,408

Treasury shares, 2,159,286 shares at
December 31, 1996                           (1,187,607)             -

Paid-in capital                             23,649,659      5,144,932

Accumulated deficit                        (19,400,858)   (56,069,527)
                                          ------------     ----------
Total shareholders' equity (deficit)         3,092,900    (50,910,187)
                                          ------------     ----------
Total liabilities and shareholders'
equity (deficit)                          $  3,402,860     $  426,493
                                          ============     ==========

The accompanying notes are an integral part of these balance sheets.

                             DAUPHIN TECHNOLOGY, INC.

                             STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                             1996       1995          1994
REVENUES--sales of computers and
accessories, net                      $    93,947  $ 183,083   $ 9,603,021
COST OF SALES                             279,232     93,852    47,867,060
                                      -----------  ---------   -----------
Gross profit (loss)                      (185,285)    89,231   (38,264,039)

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                 1,007,309    681,335     4,953,588

RESEARCH AND DEVELOPMENT EXPENSE           76,711     22,388       937,029
                                      -----------  ---------   -----------
Loss from operations                   (1,269,305)  (614,492)  (44,154,656)

LITIGATION SETTLEMENT                           -          -     4,934,985

INTEREST EXPENSE                            2,310          -        82,943

INTEREST INCOME                             9,997          -             -
                                      -----------  ---------   -----------
Loss before reorganization items,
  income taxes and extraordinary item  (1,261,618)  (614,492)  (49,172,584)

REORGANIZATIONAL ITEMS:
Professional fees                         135,086    180,320             -
                                      -----------  ---------   -----------
Loss before income taxes and
  extraordinary item                   (1,396,704)  (794,812)  (49,172,584)

INCOME TAXES                                    -          -             -
                                      -----------  ---------   -----------
Loss before extraordinary item         (1,396,704)  (794,812)  (49,172,584)
                                      -----------  ---------   -----------
EXTRAORDINARY ITEM, net of income
  taxes of $0                          38,065,373          -             -
                                      -----------  ---------   -----------
Net income (loss)                    $ 36,668,669  $(794,812) $(49,172,584)
                                      ===========  =========   ===========

INCOME/(LOSS) PER COMMON SHARE:
Before extraordinary item                  $(0.06)    $(0.06)       $(3.41)
Extraordinary item                           1.58          -             -
                                      -----------  ---------   -----------
Net income (loss) per share                 $1.52     $(0.06)       $(3.41)
                                      ===========  =========   ===========
Weighted average number of shares
  of common stock outstanding          24,076,301 14,408,354    14,408,354

      The accompanying notes are an integral part of these statements.

                              DAUPHIN TECHNOLOGY, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                Common Stock    Paid in   Treasury Stock   Accum
              Shares  Amount    Capital   Shares  Amount  Deficit    Total
            -------- ------- ---------- -------- ------- ---------- ----------
BALANCE,
 December 31,
 1993     14,408,354 $14,408 $5,237,574      -    $   - $(6,102,131)  $(850,149)

Contribution of capital
  by shareholder   -       -     93,132      -        -           -      93,132

Reverse accumulated
  compensatory effect of
  stock options granted,
  net              -       -    (98,109)     -        -           -     (98,109)

Net loss           -       -          -      -        - (49,172,584)(49,172,584)
            -------- ------- ---------- -------- ------- ---------- -----------
BALANCE,
 December 31,
 1994     14,408,354  14,408  5,232,597      -        - (55,274,715)(50,027,710)

Reverse accumulated
  compensatory effect of
  stock options granted,
  net               -      -    (87,665)     -        -           -     (87,665)

Net loss            -      -          -      -        -    (794,812)   (794,812)
            -------- ------- ---------- -------- ------- ---------- -----------
BALANCE,
 December 31,
 1995     14,408,354  14,408  5,144,932      -        - (56,069,527)(50,910,187)

Issuance of common stock in connection with:
Bankruptcy
 conver   11,650,000  11,650 13,036,350      -        -           -  13,048,000
Purchase of
 inventory 2,600,000   2,600  2,909,400      -        -           -   2,912,000
Private
 placement 1,948,043   1,948  1,790,077      -        -           -   1,792,025
Settlement
 of note
 payable   1,100,000   1,100    768,900      -        -           -     770,000
Purchase
 of treasury
 stock             -       -          - (2,159,286)(1,187,607)    -  (1,187,607)

Net income         -       -          -      -        -   36,668,669 36,668,669
            -------- ------- ---------- -------- ------- ---------- -----------
BALANCE,
 December 31,        $31,706            (2,159,286)     $(19,400,858)
 1996     31,706,397        $23,649,659           $(1,187,607)       $3,092,900
          ==========  ====== ========= ==========  ======== ========= =========


       The accompanying notes are an integral part of these statements.

                           DAUPHIN TECHNOLOGY, INC.

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                              1996       1995          1994
                                        ----------  ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       36,668,669  $(794,812)  $(49,172,584)
Non-cash items included in
  net income (loss)-
 Loss on disposition of property
  and equipment                              1,850     41,053        434,874
 Depreciation and amortization              33,459     39,698        710,516
 Compensatory effect of stock
  options earned                                 -    (87,665)       (98,109)
 Extraordinary item                    (38,065,373)         -              -
Changes in-
 Accounts receivable
 - trade                                     3,781   (128,381)     4,590,050
 - other                                   167,266          -              -
 Inventory                                  22,807     22,644      8,527,314
 Prepaid software and other
  current assets                           (12,251)         -      1,255,499
 Other assets                                    -          -         40,951
 Bank overdraft                                  -     (1,299)         1,299
 Accounts payable,
  accrued expenses and claims payable       14,536    252,228     34,416,231
                                        ----------  ---------   ------------
Net cash provided by (used for)
 operating activities                   (1,165,256)  (656,534)       706,041
                                        ----------  ---------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture, net   (81,210)   (10,809)       (53,116)
                                        ----------  ---------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term
 borrowing and DIP financing               375,000    759,947       (615,941)
Purchase of treasury stock              (1,187,607)         -              -
Issuance of debt                           770,000          -              -
Contribution of capital by shareholders          -          -         93,132
Long-term lease and other obligations       25,044          -              -
Proceeds from issuance of common shares  1,792,025          -              -
Advances from (payments to)
 related parties, net                            -          -       (164,260)
                                        ----------  ---------   ------------
Net cash provided by (used in)
 financing activities                    1,774,462    759,947       (687,069)
                                        ----------  ---------   ------------
Net change in cash                         527,996     92,604        (34,144)

CASH, beginning of year                     92,604          -         34,144
                                        ----------  ---------   ------------
CASH, end of year                       $  620,600  $  92,604       $      -
                                        ==========  =========   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                               $    -    $     -   $     82,943
Income taxes paid                                -          -              -
Reorganization costs paid                  135,086    180,320              -
                                        ==========  =========   ============

NONCASH TRANSACTIONS:
Common stock issued in connection with -
 Bankruptcy settlement                $ 13,048,000    $     -       $      -
Purchase of inventory                    2,912,000          -              -
Settlement of note payable                 770,000          -              -
                                        ==========  =========   ============
       The accompanying notes are an integral part of these statements.

                              DAUPHIN TECHNOLOGY, INC.

                           NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 1996, 1995 AND 1994

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Dauphin Technology, Inc. (the "Company") was founded to design, manufacture and market mobile computing systems, including laptop, notebook, hand-held and pen-based computers, components and accessories. Historically, the Company marketed directly and through other distribution channels to both the commercial and government market segments.

Basis of Presentation

On January 3, 1995, the Company filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. During 1995 and the first six months of 1996, the Company operated under Chapter 11 as a Debtor-in-Possession and was in a dormant state for all practical purposes. On May 9, 1996, the Company's Third Amended Plan of Reorganization was approved by the majority of creditors and shareholders and confirmed by the Court. On July 23, 1996, the Court discharged the Company as a Debtor-in-Possession and the bankruptcy case was closed.

2.	BANKRUPTCY PROCEEDINGS AND EQUITY TRANSACTIONS:

1995 Events

On January 3, 1995, the Company filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois Eastern Division. During 1995, the Company operated under Chapter 11 and without an approved Plan of Reorganization.

On January 19, 1995, the Court entered an order authorizing the Company to use International Business Machines Corporation's ("IBM") cash collateral pursuant to the terms set forth in the order. Despite its continued use of 100% of the cash collateral, the Company did not have sufficient funds to continue operations or to proceed with its reorganization. On March 31, 1995, all employees were terminated and all remaining assets were put in storage while the Company pursued potential debtor-in-possession financing. In an attempt to save the Company, Technology Partners L.L.C. ("TPL") purchased IBM's claim.

On June 20, 1995, the Court entered an order approving an employment agreement between the Company, Alan Yong, its majority shareholder, Kevin Koy and Andy Kandalepas. The terms of the employment agreement are as follows:

   Term--One year with automatic successive one-year renewals unless either party gives one month prior written notice of an intention not to renew.

   Compensation--Annual rate of $70,000 for the first three months, increasing to an annual rate of $150,000 in the fourth month. The Company granted Yong options to purchase 700,000 shares of stock at $0.75 a share.

   Purchase Inventory from Executive--The Company purchased inventory valued at $50,000.

   Executive's Stock--Mr. Yong and his family transferred 8,000,000 shares of the Company's stock to the designee of TPL pursuant to certain transfer provisions. As of July 15, 1995, all the transfer provisions had been met and the shares have been transferred. After this transaction, there is a change in control of the Company.

On October 11, 1995, the Company, TPL, the directors, officers and employees of both organizations, including but not limited to Kevin Koy and Andrew Kandalepas as guarantors and Alan Yong entered into a settlement and general release of the above employment agreement. Alan Yong was in possession of certain assets of the Company with an approximate cost of $60,000. As part of the consideration for this agreement, the Company granted title to and conveyed ownership of the equipment held by Yong to Yong.

On July 10, 1995, the Bankruptcy Court entered an Order approving debtor-in-possession financing between the Company and TPL. The terms of the facility are as follows:

   General Terms--TPL made available for the Company's use from time to time during the term, loans not to exceed $400,000, in the aggregate, to be used by the Company for general working capital purposes.

   Interest--11% per annum for actual days elapsed on a 360-day year basis. Interest to be paid monthly. After a continuing event of default, the interest rate would be equal to 14%.

   Term--12 months.

   Security--All assets and tangible and intangible property of the Company.

On November 16, 1995, the Bankruptcy Court entered an Interim Order approving additional debtor-in-possession financing between the Company and TPL. The terms of the facility are as follows:

   General Terms--TPL made available for the Company's use from time to time during the term, loans not to exceed $150,000, in the aggregate, to be used by the Company for general working capital purposes.

   Interest--11% per annum for actual days elapsed on a 360-day year basis. Interest would be paid monthly. After a continuing event of default, the interest rate shall be equal to 14%.

   Term--12 months.

   Security--All assets and tangible and intangible property of the Company.

On November 30, 1995, the Bankruptcy Court entered an Interim Order approving debtor-in-possession financing between the Company and Kandila Investments Ltd. The terms of the facility are as follows:

   General Terms--Kandila Investments Ltd. made available for the Company's use from time to time during the term, loans not to exceed $500,000, in the aggregate, to be used by the Company for general working capital purposes.

   Interest--11% per annum for actual days elapsed on a 360-day year basis. Interest would be paid monthly. After a continuing event of default, the interest rate shall be equal to 14%.

   Term--All loans together with interest accrued thereon under the Facility were due and payable upon the earlier of (a) the date upon which any the LLC's debtor-in-possession loans to the debtor become due, (b) upon the occurrence of an event of default hereunder or (c) an entry of an order of the Bankruptcy Court that confirms a Plan of Reorganization in the debtor's Chapter 11 case.

   Security--All assets and tangible and intangible property of the Company subject to the prior claims of TPL.

1996 Events

On January 16, 1996, the Company's counsel filed motions with the Bankruptcy Court to retrieve all funds mistakenly paid to professional advisors of TPL, in the amount of $107,266, and to terminate the employment agreements with Kevin Koy and Russ Felker, as well as the letter of intent and related employment and stock incentive agreements related to the proposed purchase of Cormark, Inc. In addition to the $60,000 advance to Cormark, Inc. was returned. Kevin Koy, Russ Felker and John Prinz resigned as officers and directors of the Company.

On February 6, 1996, the Company entered into an agreement with Victor Baron, Savely Burd and Interactive Controls, Inc., an Illinois corporation ("Intercon"). Intercon has developed and is the owner of a business plan (the "Intercon Business Plan") for the development, production, sale and installation of miniature computers for industrial control and operation. Under the terms of the agreement ("the Intercon Agreement"), the Company acquired the rights to the Intercon Business Plan. Under the Intercon Agreement, the Company hired Baron to act as the Company's chief operating officer and president of the Company's new "Intercon Division" and it hired Burd to act as its chief financial officer.

Under the terms of the Intercon Agreement, in addition to an annual salary and bonus which will be paid to Baron and Burd, Intercon will be entitled to receive certain shares of the reorganized Company's stock as payment for the transfer to the Company of the Intercon Business Plan and Intercon's other assets. The Intercon Agreement provides that commencing upon the plan effective date and thereafter during the balance of the term of the agreement, Intercon (or its successors) will be issued certain shares of the Company's common stock (the "Asset Acquisition Shares") determined as follows:

Subject to the adjustment procedures set forth below, during the term, Intercon will receive:

a. One million Asset Acquisition Shares the first fiscal year in which the Company realizes aggregate gross revenue of $5 million (determined by reference to the Company's year-end financial statements which shall be prepared in accordance with generally accepted accounting principles ("GAAP") applied on a consistent basis).

b. Two hundred thousand Asset Acquisition Shares for each additional $1 million in gross sales realized by the Company in excess of $5 million and less than the aggregate of $10 million in a single fiscal year (determined by reference to the Company's year-end financial statements which shall be prepared in accordance with GAAP applied on a consistent basis). Intercon's right to receive Asset Acquisition Shares under the provisions of this Paragraph b. shall terminate when the aggregate number of Asset Acquisition Shares issued to Intercon under the provisions of this Paragraph b. equals one million.

c. After Intercon has received the Asset Acquisition Shares called for in Paragraphs a. and b. above, but not prior thereto, .25 Asset Acquisition Shares for each dollar in net earnings before taxes which the Company realized (determined by reference to the Company's year-end financial statements which shall be prepared in accordance with GAAP applied on a consistent basis).

Notwithstanding the forgoing, Intercon will not receive Asset Acquisition Shares which would result in Intercon and/or its employees holding, in the aggregate, in excess of 25% of the total of the Company's outstanding shares of common stock as of the plan effective date on a fully diluted basis.

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

Prior to discharge, the Company issued the 11,650,000 shares of its common stock pursuant to the Plan. This has effectively converted all pre-petition credit holders to equity holders. Each present equity holder's position has been diluted since additional shares of stock have been issued. Shareholder's Equity
- Common Stock and Paid-in-Capital reflect the consequence of issuance of additional shares in exchange for the debt at $1.12 per share. That price corresponds to the share price of a private placement described below, which was completed at approximately the same time as approval and implementation of the Third Amended Plan of Reorganization. The difference between increase in shareholders equity and total debt forgiveness is reflected as an Extraordinary Gain for the year.

On April 19, 1996, TPL commenced a private placement of certain 9% unsecured promissory notes convertible to certain Dauphin shares received by it in connection with debtor-in-possession financing provided by TPL to Dauphin. As a result of the private placement and conversion of notes as specified in the Offering Memorandum, Dauphin received $995,409, or sixty percent of the proceeds of the private placement, in exchange for 888,757 Reserve Shares at $1.12 per share.

On October 22, 1996 the Company issued a convertible note to Tiedemann/Economos Global Emerging Growth Fund (a shareholder of the Company) in the principal amount of $770,000. The note, at the election of the holder, was converted into 1,100,000 common shares. Simultaneously, the Company conducted a private placement of 1,059,286 common shares for $796,616 or $0.75 per share to qualified investors. The common shares issued in connection with these transaction were unissued shares that were previously registered by the Company. The funds obtained from these transactions were used to repurchase 2,159,286 common shares for $1,187,607 or $0.55 per common share that were issued as part of the bankruptcy settlement to a former officer and director of the Company. These shares are currently being held as treasury shares. As a result of the transaction, Dauphin generated $379,009 for operating capital.

On November 12, 1996, the Company successfully registered with the Securities and Exchange Commission all corporate unregistered stocks issued in private transactions prior to bankruptcy and as a result of bankruptcy settlement.
Also, 2,950,000 reserve shares were registered for future capital or expansion needs of which 2,159,286 shares were reissued in connection with above described share repurchase transaction.

Subsequent Events

On January 27, 1997, the Company, conducted a private placement of 160,500 common shares for $161,300 or $1.01 per share to a qualified investor. The common shares issued in connection with these transaction were unissued shares that were previously registered by the Company. Funds obtained from these transactions were used to repurchase 160,500 common shares for $88,275 or $0.55 per common share that were issued as part of the bankruptcy settlement to an affiliate. These shares are currently being held as treasury shares. As a net result of the transaction, the Company obtained $73,025 for operating capital.

On February 12, 1997 the Company signed a letter of intent to acquire Richard M. Schultz and Associates, Inc. ("RMS"), an Illinois corporation engaged in contract engineering and manufacturing services. The letter of intent requires the Company to exchange 205,000 shares for all outstanding shares of RMS, with 105,000 of the Company shares set aside in an escrow account to be released over the following three years based on satisfaction of certain performance criteria.

On February 17, 1997, the Company signed an agreement with Ewing & Company, an investment banking firm, to provide financial advice and assist in raising capital for the benefit of the Company. The agreement calls for structuring of current and future acquisitions, capital raise and other financial services.

Management anticipates that production of the DTR line and development and production of the Intercon product lines will be the primary business focus of the Company. It is estimated that both product lines will require between $2.5 to $3 million of combined capital investment for research and development.

Cash flow from the sales of DTR-2 is expected to provide sufficient capital for ongoing operations and anticipated growth. Due to relatively small overhead, the Company will need to sell approximately 2,500 DTR-2's at current margin levels to meet operating requirements. The market demand for the competitive product suggests that these sales levels are attainable.

Management believes that the funds it currently has on hand, coupled with anticipated operating revenues and additional funds it may raise in the future, will provide sufficient funds for the Company to continue pursuing diversification as planned. Should these events not occur, management feels it can reduce its operating costs to commensurate with its revenues. There can be no assurance that any of the events mentioned herein will occur and therefore, no assurance can be made that the Company will be able to pursue diversification as planned.

3.	LITIGATION SETTLEMENT:

In March, 1991, LMC Viktron Limited Partnership ("LMC") filed a complaint against the Company and Alan Yong in the Circuit Court of DuPage County, Illinois. The complaint demanded $2,996,646 for a breach of an alleged "cost plus" manufacturing agreement for several models of the Company's laptop computers, principally the LapPro and the Dauphin 2000. The Company and Yong claimed in a counterclaim that they incurred substantial damages as the result of LMC's breach of the manufacturing agreement and breach of the warranty for failure to manufacture working, marketable machines.

LMC, the Company and Yong reached an out-of-court settlement on September 21, 1994. The general terms and conditions of the settlement are as follows:

a. Defendant Dauphin agreed to pay plaintiff LMC the negotiated sum of one million dollars ($1,000,000) in accordance with the terms of this settlement order.

b. That, plaintiff LMC will take no action to execute or satisfy this debt as long as payments are being made as aforesaid or unless a bankruptcy or reorganization petition is filed by or against defendant Dauphin. In the event of a default in the negotiated sum and failure to cure said default within seven (7) days after notice to defendant Dauphin, then plaintiff LMC shall be entitled to entry of a judgment in the amount of five million dollars ($5,000,000), less credit for payments received.

The Company was unable to make the January 1, 1995, payment and declared Chapter 11 bankruptcy before it could cure this default within seven days. Since the Company filed for Chapter 11 bankruptcy, the entire $5,000,000 judgment was recorded in these financial statements. This was subsequently settled in connection with the Company's emergence from bankruptcy (see Note 2).

4.	SUMMARY OF MAJOR ACCOUNTING POLICIES:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue on the sale of computers and accessories upon delivery and the expiration of certain return provisions, if applicable.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory consists of the following at December 31:

                                                1996            1995
                                          -----------       --------
Finished goods                                 $    -          $   -
Semi-finished units                           144,327              -
Computer accessories,
  components and supplies                   2,693,917        111,731
                                          -----------       --------
                                            2,838,244        111,731
Less- Reserve for obsolescence               (185,783)       (20,589)
                                          -----------       --------
                                          $ 2,652,461       $ 91,142
                                          ===========       ========

The majority of the computer accessories, components and supplies relate to current products in production as well as to the previous product line that the Company intends to support. The reserve for obsolescence reflects the components and accessories that are not required to support the prior product line.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using straight-line methods over the estimated lives of the related assets, which range between two and seven years. The estimated lives of certain equipment such as tooling and evaluation units depends upon the product life of the related computers.

Research and Development

Costs incurred in connection with research and development are expensed as incurred.

Income/Loss Per Common Share

Income or loss per common share is calculated based on the weighted average number of common shares outstanding, which were 24,076,301, 14,408,354, and 14,408,354 at December 31, 1996, 1995 and 1994, respectively.

5.	SHORT-TERM BORROWINGS:

Short-term borrowings consist of the following at December 31:

                                                 1996           1995
                                              -----------  -------------
Debtor-in-possession per July 10, 1995,
  order (Note 2)                                        -       $400,000
Debtor-in possession per November 16, 1995,
  interim order (Note 2)                                -        150,000
Debtor-in-possession per November 30, 1995,
  interim order (Note 2)                                -        209,947
Unsecured, non-interest-bearing demand note
  payable to individual                                 -         46,500
                                              -----------  -------------
Total notes payable                                     -       $806,447
                                              ===========  =============

The above notes were settled in connection with the Company's emergence from bankruptcy (see Note 2).

Under the terms of the manufacturing agreement, the Company signed a letter of credit, secured by $232,000 of cash. Approximately, $198,000 due at December 31, 1996 under such arrangement is included as part of the Accounts Payable.

6.	LONG-TERM BORROWINGS:

At December 31, 1996, long-term borrowings consist of $21,101 of pre-bankruptcy priority tax claims, payable on equal monthly installments with interest at 7% over six years, and $22,095 due on a three year lease on certain equipment purchased by the Company.

7.	INCOME TAXES:

A reconciliation of the income tax expense on income per the U.S. federal statutory rate to the reported income tax expense follows:

                                           1996        1995        1994
                                         ---------  ---------   -----------
U.S. federal statutory rate applied
  to pretax income                      $ (502,395) $(270,236)  $(16,718,679)
Permanent differences and adjustments        6,270       (153)        10,020
Tax assets and net operating loss
  carryforwards not recognized for
  financial reporting purposes
  (changes in valuation allowances)        496,125    270,389     16,708,659
                                        ----------  ---------   ------------
Income tax provision                       $     -    $     -       $      -
                                        ==========  =========   ============

As of December 31, 1996 and 1995, the Company had generated deferred tax assets as follows:



                                                         December 31,
                                                     1996           1995
                                                 -----------   ------------
Gross deferred tax assets-
  Net operating loss (NOL) carryforward          $ 4,629,283    $17,149,842
  Reserves for warranty items and inventory
   obsolescence                                      185,783         20,589
  Accrual for officer's salary                             -        385,414
  Commitment payable                                       -     32,977,790
  Litigation reserve                                       -      4,970,000
  Other timing differences                                 -              -
                                                 -----------   ------------
                                                   4,815,066     55,503,635
  Current federal statutory rate                          34%            34%
                                                 -----------   ------------
  Deferred tax assets                              1,637,122     18,871,236
  Less- SFAS 109 valuation allowance              (1,637,122)   (18,871,236)
                                                 -----------   ------------
  Net deferred tax asset                             $     -        $     -
                                                 ===========   ============

Deferred income taxes include the tax impact of NOL carryforwards. Realization of these assets, as well as other assets listed above, is contingent on future taxable earnings by the Company. In accordance with the provisions of SFAS 109, a valuation allowance of $(1,637,122) and $(18,871,236) at December 31, 1996 and 1995, respectively, has been applied to these assets. During 1995, there was an ownership change in the Company as defined under Section 382 of the Internal Revenue Code of 1986, which adversely affects the Company's ability to utilize the NOL carryforward.

8.	OPTIONS:

In March, 1992, the Board of Directors of the Company adopted and the shareholders of the Company subsequently approved the 1992 Stock Option Plan (the "Plan"). During 1995, all employees were terminated from the Company. Options granted to these employees expired due to the termination and related compensation expense previously recognized was reversed.

9.	COMMITMENTS AND CONTINGENCIES:

Due to the Company's filing for protection under Chapter 11 of the Federal Bankruptcy Code, all legal proceedings and claims were subject to the automatic stay. By entry of the Bankruptcy Court Order confirming the Company's Plan, all such proceedings and claims have been satisfied and discharged pursuant to the provisions of the Plan. As of the date of this filing, management of the Company is not aware of any pending or threatened litigation against the Company.

The Company pays approximately $10,000 per month to rent the facilities. The lease has a three year term with a five year renewal option. The Company believes the space will be adequate for the foreseeable future.

10.	RELATED-PARTY TRANSACTIONS:

CADserv Corporation, an engineering services company based in Schaumburg, Illinois, controlled by a shareholder, has contributed to the design, packaging and manufacturing of Dauphin's DTR product line and will likely continue in this capacity in the future.

Manufacturing and Maintenance Systems, Inc., an Illinois corporation controlled by a director of the Company ("MMS"), made advances to, and payments on behalf of the Company from time to time; however, all claims of MMS were released in connection with the settlement and general release entered into on October 11, 1995. The Company had no transactions with MMS since then.

On April 19, 1996, TPL, controlled by several directors of the Company, commenced a private placement of certain 9% unsecured promissory notes convertible to certain Dauphin shares. As a result of the private placement and conversion of notes as specified in the Offering Memorandum, Dauphin received $995,408, in exchange for 888,757 Reserve Shares at $1.12 per share.

On October 22, 1996 the Company issued a convertible note to Tiedemann/Economos Global Emerging Growth Fund (a shareholder of the Company) in the principal amount of $770,000. The note, at the election of the holder, was converted into 1,100,000 common shares. Simultaneously, the Company conducted a private placement of 1,059,286 common shares for $796,616 or $0.75 per share to qualified investors. The common shares issued in connection with these transaction were unissued shares that were previously registered by the Company. The funds obtained from these transactions were used to repurchase 2,159,286 common shares for $1,187,607 or $0.55 per common share that were issued as part of the bankruptcy settlement to a former officer and director of the Company. These shares are currently being held as treasury shares. As a result of the transaction, Dauphin generated $379,009 for operating capital.

On January 27, 1997, the Company, conducted a private placement of 160,500 common shares for $161,300 or $1.01 per share to a qualified investor. The common shares issued in connection with these transaction were unissued shares that were previously registered by the Company. Funds obtained from these transactions were used to repurchase 160,500 common shares for $88,275 or $0.55 per common share that were issued as part of the bankruptcy settlement to an affiliate. These shares are currently being held as treasury shares. As a net result of the transaction, the Company obtained $73,025 for operating capital.