Form 10-Q
period 1997-03-31
DAUPHIN TECHNOLOGY INC
filed 1997-05-15
CIK 832489

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
            For the quarterly period ended March 31, 1997

OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
            For the transition period from ____________ to ____________.

                        Commission File No. 33-21537-D

                           DAUPHIN TECHNOLOGY, INC.
          (Exact name of registrant as specified in charter)

              Illinois                                          87-0455038
(State or other jurisdiction of incorporation               (I.R.S. Employer
           or organization)                                Identification No.)


      800 E. Northwest Hwy., Suite 950, Palatine, Illinois         60067
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 1997, the number of Shares of the Registrant's Common Stock, $.001 par value, 31,852,897 was issued and 29,547,111 was outstanding, with 2,305,786 treasury shares



                          DAUPHIN TECHNOLOGY, INC.
                             Table of Contents


PART I      FINANCIAL INFORMATION                                 Page

  Item 1.   Financial Statements

            BALANCE SHEETS
              March 31, 1997 and December 31, 1996                  3

            STATEMENTS OF OPERATIONS
              Three Months Ended March 31, 1997 and 1996            4

            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              Three Months Ended March 31, 1996,
              Nine Months Ended December 31, 1996 and
              Three Months Ended March 31, 1997                     5

            STATEMENTS OF CASH FLOWS
              Three Months Ended March 31, 1997 and 1996            6

            NOTES TO FINANCIAL STATEMENTS                           7

  Item 2.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition                      11

PART II     OTHER INFORMATION                                       13

  Item 1.     Legal Proceedings
  Item 2.     Changes in the Rights of the Company's Security Holders
  Item 3.     Default by the Company on its Senior Securities
  Item 4.     Submission of Matters to a Vote of Securities Holders
  Item 5.     Other Information
  Item 6(a).  Exhibits
  Item 6(b).  Reports on Form 8-K

             SIGNATURE                                              14

                                   Page 2


                          DAUPHIN TECHNOLOGY, INC.
                              BALANCE SHEETS
                  MARCH 31, 1997  AND DECEMBER 31, 1996

                                               March 31,       December 31,
                                                 1997              1996
                                               ---------         ---------
CURRENT ASSETS:
   Cash                                      $   144,383       $   388,600
   Restricted Cash                                 -----           232,000
   Accounts Receivable
     Trade                                         2,719             2,010
     Other                                         9,187             -----
   Inventory, net                              2,693,796         2,652,461
   Prepaid Expenses                               12,251            12,251
                                               ---------         ---------
       Total Current Assets                    2,862,336         3,287,322

PROPERTY AND EQUIPMENT, net of Accumulated
   Depreciation of $113,526 at March 31, 1997
   and $103,074 at December 31, 1996             108,586           115,538
                                               ---------         ---------
       TOTAL ASSETS                           $2,970,922        $3,402,860
                                               =========         =========

CURRENT LIABILITIES:
   Accounts Payable                           $   35,684        $  204,450
   Accrued Expenses                               61,293            62,314
                                               ---------         ---------
       Total Current Liabilities                  96,977           266,764

LONG TERM LIABILITIES                             40,951            43,196
                                               ---------         ---------
       TOTAL LIABILITIES                      $  137,928        $  309,960
                                               =========         =========

SHAREHOLDERS' EQUITY:
 Preferred Stock, $.01 Par Value, 10,000,000
   Shares Authorized but None Issued              ------            ------

 Common Stock $.001 Par Value, 100,000,000 Shares Authorized:
   31,852,897 Shares and 31,706,397 Shares Issued at March 31,
   1997 and December 31, 1996, and 29,547,111 Outstanding
   at March 31, 1997 and December 31, 1996        31,853            31,706

 Treasury Shares                              (1,488,352)       (1,407,777)
 Paid in Capital                              24,016,982        23,869,829
 Accumulated Deficit                         (19,727,489)      (19,400,858)
                                               ---------         ---------
       TOTAL SHAREHOLDERS' EQUITY              2,832,994         3,092,900

       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                 $2,970,922        $3,402,860
                                               =========         =========
                                    Page 3

                           DAUPHIN TECHNOLOGY, INC.
                           STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                 1997              1996
                                               ---------         ---------
NET SALES                                     $   22,317        $   21,483

COST OF SALES                                     13,205             7,860
                                               ---------         ---------
     Gross Profit                                  9,112            13,623

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSE                        335,734           124,932

RESEARCH AND DEVELOPMENT
   EXPENSE                                         3,852             -----
                                               ---------         ---------
  (Loss) before Reorganization Items and
     Income Taxes                               (330,474)         (111,309)

REORGANIZATION ITEMS:
   Professional Fees                               -----            61,403

INTEREST INCOME                                    3,843             -----
                                               ---------         ---------
  (Loss) before Income Taxes                    (326,631)         (172,712)

INCOME TAXES                                       -----             -----
                                               ---------         ---------
NET LOSS                                      $ (326,631)       $ (172,712)

NET LOSS PER COMMON SHARE                     $    (0.01)       $    (0.01)

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                  29,547,111        14,408,354

                           DAUPHIN TECHNOLOGY, INC.
                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
     THREE MONTHS ENDED MARCH 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1996
                    AND THREE MONTHS ENDED MARCH 31, 1997

             Common Stock    Paid-in  Treasury Stock   Accumulated
           Shares   Amount   Capital  Shares   Amount    Deficit       Total
           -------  ------  --------- ------ -------- -----------   -----------
BALANCE
December   31, 1995
        14,408,354 $14,408             -----    -----
                           $5,144,932                $(56,069,527) $(50,910,187)

Net (Loss)   -----   -----      -----  -----    -----    (172,712)     (172,712)
           -------  ------  --------- ------ -------- -----------   -----------
March 31, 1996
        14,408,354  14,408  5,144,932  -----    ----- (56,242,239)  (51,082,899)

Issuance of Common Stock in Connection with:
  Bankruptcy
        11,650,000  11,650 13,036,350  -----    -----       -----    13,048,000

  Purchase of Inventory
         2,600,000   2,600  2,909,400  -----    -----       -----     2,912,000

  Private Placement
         1,948,043   1,948  2,010,247  -----    -----       -----     2,012,195

  Settlement of Notes
         1,100,000   1,100    768,900  -----    -----       -----       770,000

Purchase of Treasury Stock
             -----   -----    ----- (2,159,286)(1,407,777)  -----    (1,407,777)

Net Income
             -----   -----    -----    -----    -----  36,841,381    36,841,381
           -------  ------  --------- ------ -------- -----------   -----------
December 31, 1996
        31,706,397 $31,706          (2,159,286)      $(19,400,858)
                          $23,869,829	   $(1,407,777)           $ 3,092,900

Issuance of Common Stock in Connection with:
  Private Placement
            146,500    147    147,153  -----    -----       -----       147,300

Purchase of Treasury Stock
             -----   -----    ----- (146,500)    (80,575)   -----       (80,575)

Net Income   -----   -----    -----    -----    -----    (326,631)     (326,631)
           -------  ------  --------- ------  ---------- ---------   ----------
March 31, 1997
        31,852,897 $31,853        (2,305,786)        $(19,727,489)
                           $24,016,982       $(1,488,352)            $2,832,994
           =======  ======  ======== =======  ========== =========   ==========

                           DAUPHIN TECHNOLOGY, INC.
                           STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                 1997              1996
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES -
   Net (Loss)                                 $ (326,631)       $ (172,712)
   Non-Cash Items Included in Net (Loss):
     Depreciation                                 10,452             6,663
   Change in:
  (Increase) in Accounts Receivable - Trade         (709)           (6,665)
  (Increase)/Decrease in Accounts Rec - Other     (9,187)          167,266
  (Increase)/Decrease in Inventory               (41,334)            8,711
  (Decrease)/Increase in Accounts Payable       (168,766)            -----
  (Decrease)/Increase Accrued Expenses            (1,021)         (183,539)
                                               ---------         ---------
     Net Cash (Used For) Operating Activities   (537,196)         (180,276)

CASH FLOWS FROM INVESTING ACTIVITIES -

   Purchase of Equipment and Furniture, Net       (3,500)           (8,357)

CASH FLOWS FROM FINANCING ACTIVITIES -
   Long-Term Leases and Other Obligations         (2,246)            -----
   Proceeds from Issuance of Shares
      in Private Placement                        66,725             -----
   Increase in Short Term Borrowing                -----           139,729
                                               ---------         ---------
     Net Cash Provided by Financing Activities    64,479           139,729
                                               ---------         ---------
     Net (Decrease) in Cash                     (476,217)          (48,904)

CASH BEGINNING OF PERIOD                         620,600            92,604
                                               ---------         ---------
CASH END OF PERIOD                              $144,383          $ 43,700
                                               =========         =========

CASH PAID DURING THE PERIOD FOR -
   Interest                                     $    793          $  1,240
   Income Taxes                                    -----             -----
                                               =========         =========

                         DAUPHIN TECHNOLOGY, INC.
                      NOTES TO FINANCIAL STATEMENTS

1. BUSINESS

Dauphin Technology, Inc. (the "Company") was founded to design, manufacture and market mobile computing systems including laptop, notebook, handheld and pen-based computers, components and accessories. From 1988 to 1992, it functioned primarily as a development stage company which focused most of its efforts on developing mobile computers that would meet the specifications of certain government contracts. Historically, the Company marketed directly and through computer solution providers to both the commercial and government markets.

The main product of the Company is a handheld computer - Desk Top Replacement, 2nd generation (DTR-2). The basic unit has a 486 central processing unit with 50 megahertz of processing speed. The unit has eight megabytes of random access memory, a flat liquid crystal display, a 320 megabytes hard drive, voice and pen recognition, and wireless communications capability. The units measure 9 inches in length, 5.5 inches width, 1.25 inches thick and weigh 2.7 pounds. The Company also offers various options and accessories to support the mobility and versatility of the units which would include a factory installed CDROM module. Random access memory, hard drive, software and attachments could be expanded or added to match customer configuration requirements.

During the first quarter of 1997, the Company begun the development of the next generation of hand-held, pen based mobile unit with color display and faster processor then the DTR-2, which would be more versatile then any other hand-held computer currently offered.

Through the acquisition of the Intercon Business Plan (See 1996 Events below), the Company plans to achieve product diversification through development, production and sale of industrial control panels which are similar in design and manufacturability to its main product. The development of the Intercon products is expected to commence in the near future.

2. BASIS OF PRESENTATION

On January 3, 1995, the Company filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. During the first half of 1996, the Company operated under Chapter 11 and without an approved Plan of Reorganization.

1996 Events

In January, 1996, the Company has recovered all funds mistakenly paid to professional advisors of Technology Partners L.L.C., Kevin Koy and Russ Felker in the amount of $107,000, and terminated the employment agreements with Messrs. Koy and Felker. In addition, the Company terminated a letter of intent and related employment and stock incentive agreements related to a proposed purchase of Cormark, Inc., an Illinois corporation and recovered a $60,000 deposit made to Cormark in anticipation of the proposed purchase.

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

On May 9, 1996, the Third Amended Plan of Reorganization was approved by the shareholders and creditors and confirmed by the Court. On July 23, 1996 the Bankruptcy Court approved the implementation of the Third Amended Plan of Reorganization and discharged Dauphin as Debtor-in-Possession. This final decree closed Dauphin's bankruptcy proceedings.

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

According to the Plan, in addition to the stock issued to satisfy creditors' claims, the Company issued and registered 2,950,000 additional shares (the "Reserve Shares") which can be used by the Company for future business operations and growth.

On November 29, 1996, the Company successfully registered with the Securities and Exchange Commission all corporate unregistered stocks issued in private transactions prior to and as a result of bankruptcy settlement. Also, 2,950,000 reserve shares were registered for future capital or expansion needs of which 2,159,286 shares were reissued in connection with above described share repurchase transaction.

1997 Events

On January 27, 1997, the Company, conducted a private placement of 146,500 common shares for $147,300 or $1.01 per share to a qualified investor. The common shares issued in connection with these transaction were unissued shares that were previously registered by the Company. Funds obtained from these transactions were used to repurchase 146,500 common shares for $80,575 or $0.55 per common share that were issued as part of the bankruptcy settlement to an affiliate. These shares are currently being held as treasury shares. As a net result of the transaction, the Company obtained $66,725 for operating capital.

On February 10, 1997 the Company signed a letter of intent to acquire Richard M. Schultz and Associates, Inc. ("RMS"), an Illinois corporation engaged in contract engineering and manufacturing services. According to the letter of intent, the Company will exchange 205,000 shares for all outstanding shares of RMS, with 105,000 of the Company shares set aside in an escrow account to be released over the following three years based on satisfaction of certain performance criteria. Currently, the Company is completing its due diligence of RMS.

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

Income(Loss) Per Common Share

Income(Loss) per common share is calculated based on the monthly weighted average number of common shares outstanding which were 29,547,111 for the three month period March 31, 1997, and 14,408,354 for the period March 31, 1996.

Unaudited Financial Statements

The accompanying statements are unaudited. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

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

5.  LIABILITIES

On June 18, 1996 the Company established a $232,000 Secured Irrevocable Letter of Credit with the First of America Bank to enable commencement of production of its DTR-2 product. As of the date hereof, all funds for the production of DTR-2 have been disbursed and the Letter of Credit has been satisfied.

Certain first priority government tax liens, which existed prior to bankruptcy petition filing, have not been discharged in bankruptcy. The Company is obligated to repay approximately $21,000 of such liens on a monthly basis over the next six years.

During the third quarter of 1996, the Company financed a purchase of certain operating equipment. The Company financed approximately $23,000 of such purchases over the next three years.

6.  EMPLOYEE BENEFIT PLAN

Effective August 16, 1996 the Company adopted the Dauphin Technology 401(k) Employee Savings Plan covering substantially all employees of the Company. Participants may elect to defer up to 15% of their eligible compensation. The Company, when profitable, at its sole discretion, may contribute certain amount to the Plan. The Company did not contribute any funds to the Plan during the first quarter of 1997.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 OF RESULTS OF
                        OPERATIONS AND FINANCIAL CONDITION

CHANGES IN FINANCIAL POSITION

March 31,1997 Compared to December 31, 1996

Total assets decreased during the quarter to $2,971,000 at March 31, 1997 from $3,403,000 at December 31, 1996. Decrease in cash from $388,600 on December 31, 1996 to $144,383 on March 31, 1997, was primarily due to payment of normal operating expenses and certain non-recurring expenses. Restricted Cash that was designated for the satisfaction of Letter of Credit was disbursed and the Letter of Credit was settled. Accounts Receivable-other represent certain funds due to the Company as part of the January private placement. As of the date hereof all funds have been collected. Increase in inventory was due to production of 150 DTR-2 units ready for immediate resale to the market.

Total liabilities decreased by approximately $170,000 as a result of settlement of the Letter of Credit. The remaining debt represents normal obligations incurred in a day-to-day operations of the Company. Shareholders Equity - Common Stock, Paid-in-Capital and Treasury Shares reflect the issuance of additional shares as part of the private placement and the repurchase of shares from an affiliate.

RESULTS OF OPERATIONS

March 31, 1997 Compared to March 31, 1996

Revenues

Total sales revenue in the first quarter were about the same in 1997 as in 1996 at $22,000. This was primarily due to a long-lead sales cycle of the available product and certain market demands that forced the Company to incur additional development costs and delays. Due to the small dollar value of sales the change in the gross profit margin cannot be compared to historical margins and is not indicative of future margins.

Expenses

Salaries and employment taxes for current employees represent a major part of expenses for the quarter. The Company employs five more people now then it did a year ago. Other large expenses were rents, legal and professional fees related to SEC filings. The Company had to pay an annual corporate registration fee in excess of $48,000 dollars due to a one time increase in Paid-in-Capital account associated with emergence from Bankruptcy.

Net Income(Loss)

The (loss) after tax increased for the first quarter of 1997 to ($327,000) or ($0.01) per share from ($173,000) or ($0.01) per share in 1996. (Loss) per common share is calculated based on the monthly weighted average number of common shares outstanding which were 29,547,111 for the three month period March 31, 1997, and 14,408,354 for the period March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial requirements were met through cash generated from private equity placement.

Sales of DTR-2 should begin in the near future. Cash flow generated from the sales of DTR-2, will be applied to current and future working capital needs. The Company will be pursuing avenues to raise additional operating capital, possibly through a credit facility.

The Company has retained the services of Ewing & Company, an investment banking firm, to provide certain working capital. The funds raised will be used to complete the acquisition of R.M. Schultz and Associates, Inc., pursue other mergers and/or acquisitions, and to deploy the next generation of products the Company has been working on.

The Company believes that the funds it currently has on hand, when coupled with its anticipated operating profits, any additional funds it may borrow in the future, and the funds that were raised through the private placement of the above described Reserve Shares, provide sufficient funds for the Company to finance its operations.

                         PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The management of the Company is not aware of any current pending or threatening litigation.

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



Dated:  May 14, 1997

DAUPHIN TECHNOLOGY, INC.
    (Registrant)





By: Savely Burd
   (Chief Financial Officer)