Form 10-Q
period 1997-06-30
DAUPHIN TECHNOLOGY INC
filed 1997-08-13
CIK 832489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
    X	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.
        For the quarterly period ended June 30, 1997

OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the transition period from ____________ to ____________.

                        Commission File No. 33-21537-D

                          DAUPHIN TECHNOLOGY, INC.
            (Exact name of registrant as specified in charter)

                  Illinois                          87-0455038
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)


  800 E. Northwest Hwy., Suite 950, Palatine, Illinois          60067
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 13, 1997, the number of Shares of the Registrant's Common Stock, $.001 par value, 32,497,111 was issued and 30,158,513 was outstanding, with 2,338,598 treasury shares.

                           DAUPHIN TECHNOLOGY, INC.
                              Table of Contents



PART I      FINANCIAL INFORMATION                                     Page

   Item 1.  Financial Statements

            BALANCE SHEETS
            June 30, 1997 and December 31, 1996                         3

            STATEMENTS OF OPERATIONS
            Six Months and Three Months Ended June 30, 1997 and 1996    4

            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
            Six Months Ended June 30, 1996,
            Twelve Months Ended December 31, 1996 and
            Six Months Ended June 30, 1997                              5

            STATEMENTS OF CASH FLOWS
            Six Months Ended June 30, 1997 and 1996                     6

            NOTES TO FINANCIAL STATEMENTS                               7

   Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition                          9

PART II     OTHER INFORMATION                                           11

   Item 1.     Legal Proceedings

   Item 2.     Changes in the Rights of the Company's Security Holders

   Item 3.     Default by the Company on its Senior Securities

   Item 4.     Submission of Matters to a Vote of Securities Holders

   Item 5.     Other Information

   Item 6(a).  Exhibits

   Item 6(b).  Reports on Form 8-K

SIGNATURE                                                               12

<Page 2>


                            DAUPHIN TECHNOLOGY, INC.
                                 BALANCE SHEETS
                    JUNE 30, 1997 AND DECEMBER 31, 1996

                                           June 30,           December 31,
                                            1997                  1996
CURRENT ASSETS:
   Cash                                $    298,405         $     388,600
   Restricted Cash                             ----               232,000
   Accounts Receivable
     Trade                                  552,318                 2,010
     Other                                    2,662                  ----
   Inventory                              3,572,752             2,652,461
   Prepaid Expenses                          48,805                12,251
                                         ----------            ----------
     Total Current Assets                 4,474,942             3,287,322

PROPERTY AND EQUIPMENT, net of
   Accumulated Depreciation of
   $128,022 at June 30, 1997 and
   $103,074 at December 31, 1996            250,925               115,538

INTANGIBLE ASSETS, net of Accumulated
   Amortization of $2,218
   at June 30, 1997                         725,913                  ----
                                         ----------            ----------
     TOTAL ASSETS                       $ 5,451,780           $ 3,402,860
                                         ==========            ==========

CURRENT LIABILITIES:
   Accounts Payable                     $   750,525           $   204,450
   Accrued Expenses                         245,788                62,314
   Short Term Notes Payable                 663,380                  ----
                                         ----------            ----------
	Total Current Liabilities		1,659,693               266,764

LONG TERM LIABILITIES                        92,126                43,196

TOTAL LIABILITIES                         1,751,819               309,960

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.01 Par Value,
    10,000,000 Shares Authorized but
    None Issued                                ----                  ----
   Common Stock $.001 Par Value,
    100,000,000 Shares Authorized:
    32,497,111 Shares and 31,706,397
    Shares Issued at June 30, 1997
    and December 31, 1996, and 30,903,639
    and 29,547,111 Outstanding at June
    30, 1997 and December 31, 1996           32,497                31,706
   Treasury Shares                       (1,025,348)           (1,407,777)
   Paid in Capital                       24,736,737            23,869,829
   Accumulated Deficit                  (20,043,925)	        (19,400,858)
                                         ----------            ----------
TOTAL SHAREHOLDERS' EQUITY                3,699,961             3,092,900
                                         ----------            ----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                 $ 5,451,780           $ 3,402,860
                                         ==========            ==========

<Page 3>

                            DAUPHIN TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
           SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996


                                        Six Months             Three Months
                                      Ended June 30            Ended June 30
                                    1997         1996        1997        1996
                                  --------     --------    --------    --------
NET SALES                     $ 359,464     $  23,154    $ 337,147    $   1,670
COST OF SALES                   388,698        12,655      375,493        4,795
                               --------      --------     --------     --------
   Gross Profit                 (29,234)       10,499      (38,346)      (3,125)

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSE       652,428       320,533      316,694      228,935

RESEARCH AND DEVELOPMENT
   EXPENSE                       19,789          ----       15,937         ----
                               --------      --------     --------     --------
   (Loss) before Reorganization
     Items and Income Taxes
     and Extraordinary Item    (701,451)     (310,034)    (370,977)    (232,060)

REORGANIZATION ITEMS:
   Professional Fees               ----       196,028         ----      101,290

OTHER INCOME                     58,384          ----       54,541         ----
                               --------      --------     --------     --------
   (Loss) before Income Taxes and
     Extraordinary Item        (643,067)     (506,062)    (316,436)    (333,350)

INCOME TAXES                       ----          ----         ----         ----
                               --------      --------     --------     --------
   (Loss) before
     Extraordinary Item        (643,067)     (506,062)    (316,436)    (333,350)

EXTRAORDINARY ITEM, Net of
   Income Taxes of $0              ----    38,065,373         ----   38,065,373
                               --------    ----------     --------   ----------
NET INCOME (LOSS)             $(643,067)  $37,559,311    $(316,436) $37,732,023
                               ========    ==========     ========   ==========

INCOME (LOSS) PER COMMON SHARE:
   Before Extraordinary Item  $   (0.03)  $     (0.03)   $   (0.01)  $    (0.02)
   Extraordinary Item              ----          1.98         ----         1.76
                               --------    ----------     --------   ----------
   Net Income (Loss)          $  (0.03)   $      1.95    $   (0.01)  $     1.74
                               ========    ==========     ========   ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING  29,773,199    19,277,401   29,968,314   21,711,925

<Page 4>

                           DAUPHIN TECHNOLOGY, INC.
               STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
            SIX MONTHS ENDED JUNE 30, 1996, SIX MONTHS ENDED
          DECEMBER 31, 1996 AND SIX MONTHS ENDED JUNE 30, 1997
                           (all numbers are in 000)

                     Common Stock    Paid-in  Treasury Stock  Accum      Total
                   Shares    Amount  Capital  Shares  Amount   Deficit
                   -------   ------  -------  ------  ------   -------   -----
BALANCE
December 31, 1995   14,408    $ 14   $ 5,144    ----   ----  $(56,069) $(50,910)
Issuance of Common
  Stock in Connection with:
Bankruptcy	        11,650      12    13,036    ----   ----      ----    13,048
Purchase of
  Inventory          2,600       2     2,910    ----   ----      ----     2,912
Private Placement      357       1       399    ----   ----      ----       400
Net Loss              ----    ----      ----    ----   ----    37,559    37,559
                    ------  ------    ------  ------  ------   -------  --------
June 30, 1996       29,015      29    21,490    ----   ----   (18,510)    3,009

Private Placement    1,591       2     1,610    ----   ----      ----     1,612

Settlement of Notes  1,100       1       769    ----   ----      ----       770
Purchase of
  Treasury Stock      ----    ----      ----  (2,159) (1,408)    ----    (1,408)
Net Loss              ----    ----      ----    ----   ----      (891)     (891)
                    ------  ------    ------  ------  ------   -------  --------
December 31, 1996   31,706  $   32  $ 23,869  (2,159)$(1,408)$(19,401) $  3,093

Issuance of Common
  Stock in Connection with:
Private Placement      466       0       634    ----   ----      ----       634
Purchase of Subsidiary 325       0       233    ----   ----      ----       233
Purchase of Treasury
  Stock               ----    ----      ----    (160)   (81)     ----       (81)
Issuance of
  Treasury Stock      ----    ----      ----     726    463      ----       463

Net Loss              ----    ----      ----    ----   ----      (643)     (643)
                    ------  ------    ------  ------  ------   -------  --------
June 30, 1997       32,497  $   32  $ 24,737  (1,593)$(1,025) $(20,044) $ 3,700
                    ======  ======    ======  ======  ======   =======  ========

<Page 5>

                            DAUPHIN TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                    1997              1996
                                                ----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES -
   Net (Loss)                                  $  (643,067)        $ 37,559,311
   Non-Cash Items Included in Net (Loss):
     Depreciation	                                  24,948               14,067
     Amortization of Goodwill                        2,218                 ----
   Extraordinary Item                                 ----          (38,065,373)
   Change in - Prior to purchase of
       Richard M. Schultz and Associates, Inc.:
   (Increase) in Accounts Receivable - Trade       (17,886)              (3,545)
   (Increase)/Decrease in Accounts
     Receivable - Other                             (2,662)             166,945
   Decrease in Inventory                             4,591               10,197
   (Increase) in Prepaid Expenses                  (24,000)              (9,189)
   (Decrease) in Accounts Payable                 (185,019)            (110,015)
   (Decrease)/Increase Accrued Expenses             73,823                 ----
                                                ----------         ------------
        Net Cash (Used For)
          Operating Activities                    (767,054)            (437,602)

CASH FLOWS FROM INVESTING ACTIVITIES -

    Purchase of Equipment and Furniture, Net        (3,500)             (37,546)
    Purchase of a Subsidiary                       (70,361)                ----
                                                ----------         ------------
         Net Cash (Used For) Investing Activity	   (73,861)             (37,546)

CASH FLOWS FROM FINANCING ACTIVITIES -
    Long-Term Leases and Other Obligations          (4,664)                ----
    Repayment of Debt                             (699,044)                ----
    Proceeds from Issuance of Common Stock
      in Private Placement                       1,016,928              400,000
    Increase in Short Term Borrowing               207,500              356,804
                                                ----------         ------------
	   Net Cash Provided by
           Financing Activities                    518,720              756,804
                                                ----------         ------------
         Net (Decrease) Increase in Cash          (322,195)             281,656

CASH BEGINNING OF PERIOD                           620,600               92,604

CASH END OF PERIOD                            $    298,405         $    374,260

CASH PAID DURING THE PERIOD FOR -
      Interest                                $     10,367         $       ----
      Reorganization Costs                            ----              165,670
      Income Taxes                                    ----                 ----

SUPPLEMENTAL NON-CASH ACTIVITY -
      Purchase of Inventory through
        Issuance of Stock                     $       ----          $ 2,584,127
      Purchase of Richard M. Schultz and Associates, Inc.
        Liabilities Assumed                   $  2,041,531          $      ----
        Stock Issued                          $    233,200          $      ----

<Page 6>


                             DAUPHIN TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The interim consolidated financial statements presented herein include the accounts of Dauphin Technology, Inc. and its subsidiaries. References to "Dauphin" or the "Company" mean Dauphin Technology, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the unaudited financial statements for the three-month and six-month periods ended June 30, 1996 and 1997, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K.

The results of operations for interim periods are not necessarily indicative of results of operations for the full year.

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

2.  EQUITY TRANSACTIONS

On January 27, 1997, the Company issued 146,500 common shares for $147,300 or $1.01 per share to a qualified investor. The common shares issued in connection with these transaction were unissued shares that were previously registered by the Company. Funds obtained from these transactions were used to repurchase 146,500 common shares for $80,575 or $0.55 per common share that were issued as part of the bankruptcy settlement to an affiliate. These shares are currently being held as treasury shares. As a net result of the transaction, the Company obtained $66,725 for normal operating expenses of the Company.

In June 1997, the Company issued 1,045,528 shares for $950,203 or $0.91 per share to a group of qualified investors. The common shares issued in connection with these transaction were unissued shares that were previously registered by the Company and some of the Treasury shares that were acquired by the Company in the past. Funds obtained from these transactions were used to complete the acquisition of RMS as described below and for normal operating expenses of the Company.

On July 10, 1997 the Company sold 105,263 common shares to a qualified investor for $100,000 or $0.95 per share. The common shares issued in connection with this transaction were Treasury shares.

Also in June 1997, the Company borrowed $200,000 from related parties. These funds shall be repaid, with accrued interest within next six month.

3.  ACQUISITION OF RICHARD M. SCHULTZ & ASSOCIATES, INC.

On June 6, 1997, the Company purchased all outstanding common stock of Richard
M. Schultz and Associates, Inc., for $2,443,447, consisting of issuance of common stock for $233,200, acquisition costs of $168,717 and an assumption of $2,041,531 of liabilities. The purchase price was allocated to accounts receivable ($590,330), inventories ($923,536), other current assets ($71,636), property and equipment ($148,108), with the remaining amount ($709,837) being allocated to goodwill. The acquisition was accounted for as a purchase. The goodwill is being amortized over 20 years and the amortization expense for the second quarter of 1997 was $2,218.

Under the terms of the acquisition, RMS shareholders received 220,000 shares of Dauphin common stock, with an additional 105,000 of such shares deposited into an escrow to be released equally over the next three years if certain financial goals of RMS are achieved. Upon issuance of the contingent shares, there will be an additional element of cost related to the transaction that will be recorded as goodwill and amortized over the remaining life. In addition to shares exchange, Dauphin assumed all liabilities of RMS, including certain LaSalle Bank notes, related party note and trade debts. The terms of the LaSalle Revolving Line of Credit have been negotiated and at the closing Dauphin transferred $300,000 to LaSalle as a down-payment with the remainder of the note due sixty days from closing.

Results of the operations of Richard M. Schultz & Associates, Inc. are included within the consolidated financial statements commencing June 6, 1997.
Unaudited pro forma results as of January 1, 1997 are as follows:

                             Three Months Ended            Six Months Ended
                          6/30/96         6/30/97       6/30/96        6/30/97
                        ----------       ---------   -----------    -----------
Revenues               $ 1,490,427       $ 889,523   $ 2,552,766    $ 2,223,162
Net Income             $37,775,569       $(842,214)  $37,349,857    $(1,203,144)
Number of Common Shares 21,931,925      30,188,314    19,497,401     29,993,199
Net Income
  Per Common Share     $      1.73       $   (0.03)  $      1.92    $    (0.04)

Such pro forma information is not necessarily indicative of the results of future operations.

4.  LIABILITIES

The Company has assumed all then existing liabilities of RMS, as part of the acquisition. RMS has an existing line of credit facility through LaSalle Bank, NI, collateralized by all Accounts Receivable, Inventories and Equipment. The Company anticipates that the line will be refinanced or paid in the near future.

Also, some of the existing equipment and vehicles at RMS are leased. These are capital leases, with a $1 buyout option, that should expire from one to three years.

5.  OTHER MAJOR EVENTS

On July 16, 1997 the Company repurchased all shares in the possession of the founder and former President, Alan Yong. In total 745,126 shares were reacquired for $260,794 or $0.35 per share. Simultaneously, Alan Yong tendered his resignation to the Board of Directors. The resignation was not under any adverse conditions.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Note: This discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the Company's fiscal year 1996 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.
The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CHANGES IN FINANCIAL POSITION

June 30,1997 Compared to December 31, 1996

Due to the acquisition of RMS, total assets increased during the quarter to $5,454,000 at June 30, 1997 from $3,403,000 at December 31, 1996. Decrease in cash from $388,600 on December 31, 1996 to $298,405 on June 30, 1997, was
primarily due to payment of normal operating expenses and costs associated with the acquisition. Restricted Cash that was designated for the satisfaction of Letter of Credit was disbursed and the Letter of Credit was settled. Accounts Receivable represent certain funds due to the Company as part of the normal operations of the Company, including RMS. Increase in inventory, property, plant and equipment and goodwill was due to acquisition of RMS.

Total liabilities increased by approximately $1,400,000 as a result of acquisition of RMS. The remaining debt represents normal obligations incurred in a day-to-day operations of the Company. Shareholders Equity - Common Stock, Paid-in-Capital and Treasury Shares reflect the issuance of additional shares as part of the private placement, the repurchase of shares from an affiliate and the issuance of shares in connection with the acquisition of RMS.

RESULTS OF OPERATIONS

June 30, 1997 Compared to June 30, 1996

Revenues

Total sales revenue in the second quarter of 1997 grew primarily due to acquisition of RMS, which accounted for $300,000 of sales. Due to the small dollar value of sales the change in the gross profit margin cannot be compared to historical margins and is not indicative of future margins.

Expenses

Salaries and employment taxes for current employees represent a major part of expenses for the quarter. The Company employs a total of eighty people now compared to nine a year ago. Other large expenses were rents, legal and professional fees related to the acquisition. The Company had to pay an annual corporate registration fee in excess of $51,000 dollars due to a one time increase in Paid-in-Capital account associated with emergence from Bankruptcy.

Net Income(Loss)

The (loss) after tax increased for the second quarter of 1997 to ($641,000) or ($0.03) per share from ($506,000) or ($0.03) per share in 1996. (Loss) per common share is calculated based on the monthly weighted average number of common shares outstanding which were 29,773,199 for the six month period June 30, 1997, and 19,277,401 for the period June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial requirements were met through cash generated from private equity placement and borrowing from related parties.

Cash generated from sales of its subsidiary should be sufficient to operate such subsidiary. Cash flow generated from the sales of DTR-2, will be applied to current and future working capital needs. The Company is pursuing avenues to raise additional operating capital, possibly through a credit facility.

The Company has retained the services of Ewing & Company, and Goodbody International, Inc., investment banking firms, to assist with a strategy to obtain certain working capital. The funds raised will be used to pay for the development of the next generation of mobile computers, pay the remaining debt of R.M. Schultz and Associates, Inc., pursue other mergers and/or acquisitions, and to deploy the products the Company has in development.

The Company believes that the funds it currently has on hand, when coupled with its anticipated operating profits, any additional funds generated through the efforts of the investment banking firms, or which it may borrow in the future, and the funds that were raised through the issuance of the Reserve Shares, provide sufficient funds for the Company to finance its operations.

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

Item 6(b).  Reports on Form 8-K.

Form 8-K dated June 6, 1997 and filed on June 20, 1997 reporting Company's acquisition of all issued and outstanding shares of Richard M. Schultz & Associates, Inc.

<Page 11>

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's Chief Financial Officer, thereunto duly authorized.


Dated:   August 13, 1997

DAUPHIN TECHNOLOGY, INC.
    (Registrant)



By:   S. Burd
      Savely Burd
     (Chief Financial Officer)

<Page 12>