Form 10-Q
period 1997-09-30
DAUPHIN TECHNOLOGY INC
filed 1997-11-13
CIK 832489

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
           For the quarterly period ended September 30, 1997

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

As of November 10, 1997, the number of Shares of the Registrant's Common Stock, $.001 par value, 32,407,065 was issued and 31,629,621 was outstanding, with 777,444 treasury shares.

<PAGE 1>

                         DAUPHIN TECHNOLOGY, INC.
                            Table of Contents


                                                                        Page
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            CONSOLIDATED BALANCE SHEETS
            September 30, 1997 and December 31, 1996                      3

            CONSOLIDATED STATEMENTS OF OPERATIONS
            Nine Months and Three Months Ended September, 1997 and 1996   4

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
            Nine Months Ended September 30, 1996,
            Twelve Months Ended December 31, 1996 and
            Nine Months Ended September 30, 1997                          5

            CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended September 30, 1997 and 1996                 6

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7


Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition                            9

PART II     OTHER INFORMATION                                             11

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

<PAGE 2>

                           DAUPHIN TECHNOLOGY, INC.
                         CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                            September 30,          December 31,
                                                1997                   1996
                                              ----------            ----------
CURRENT ASSETS:
      Cash                                  $    174,848            $   388,600
      Restricted Cash                               ----                232,000
	Accounts Receivable
	Trade, net of bad debt reserve
       of $7,500 on September 30, 1997           290,671                  2,010
      Other                                       45,200                   ----
      Inventory                                3,579,150              2,652,461
      Prepaid Expenses                            40,588                 12,251
                                              ----------             ----------
          Total Current Assets                 4,130,457              3,287,322

PROPERTY AND EQUIPMENT, net of Accumulated
      Depreciation of $152,643 at September
      30, 1997 and $103,074 at December 31,
      1996                                       535,419                115,538

INTANGIBLE ASSETS, net of Accumulated
      Amortization of $11,323 at
      September 30, 1997                         737,243                   ----
                                              ----------             ----------
TOTAL ASSETS                                 $ 5,403,119            $ 3,402,860
                                              ==========             ==========

CURRENT LIABILITIES:
      Accounts Payable                       $   805,087            $   204,450
      Accrued Expenses                           160,051                 62,314
      Short Term Notes Payable                   636,879                   ----
                                              ----------             ----------
           Total Current Liabilities           1,602,017                266,764

LONG TERM LIABILITIES                            390,605                 43,196
                                              ----------             ----------
TOTAL LIABILITIES                              1,992,622                309,960
                                              ==========             ==========

SHAREHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value, 10,000,000
  Shares Authorized but None Issued               ------                 ------
  Common Stock $.001 Par Value, 100,000,000
  Shares Authorized: 32,407,065 Shares and
  31,706,397 Shares Issued at September 30,
  1997 and December 31, 1996, and
  30,612,021 and 29,547,111 Outstanding at
  September 30, 1997 and December 31, 1996        32,407                 31,706
  Treasury Shares                               (966,301)            (1,407,777)
  Paid in Capital                             24,934,611             23,869,829
  Accumulated Deficit                        (20,590,220)           (19,400,858)
                                              ----------             ----------
TOTAL SHAREHOLDERS' EQUITY                     3,410,497              3,092,900
                                              ----------             ----------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                    $  5,403,119            $ 3,402,860
                                              ==========             ==========

<PAGE 3>

                           DAUPHIN TECHNOLOGY, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
         NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996




                                     Nine Months              Three Months
                                  Ended September 30       Ended September 30
                                  1997         1996        1997         1996
                               ---------   ----------   ----------   ----------
NET SALES                     $1,466,436   $   39,792   $1,106,972   $   18,489
COST OF SALES                  1,415,843       14,472    1,027,145          156
                               ---------   ----------   ----------   ----------
    Gross Profit                  50,593       25,320       79,827       18,333

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSE      1,007,120      584,888      354,692      267,866

RESEARCH AND DEVELOPMENT
   EXPENSE                       298,288       43,229      278,499       43,229
                               ---------   ----------   ----------   ----------
  (Loss) before Reorganization
   Items, Income Taxes
   and Extraordinary Item     (1,254,815)    (602,797)    (553,364)    (292,762)

REORGANIZATION ITEMS:
   Professional Fees                ----      236,530         ----       40,503

OTHER INCOME                      65,453         ----        7,070         ----
                               ---------   ----------   ----------   ----------
  (Loss) before Income Taxes
   and Extraordinary Item     (1,189,362)    (839,327)    (546,294)    (333,265)

INCOME TAXES                        ----         ----         ----         ----
                               ---------   ----------   ----------   ----------
  (Loss) before Extraordinary
   Item                       (1,189,362)    (839,327)    (546,294)    (333,265)

EXTRAORDINARY ITEM, Net of
  Income Taxes of $0                ----   38,065,373         ----         ----
                               ---------   ----------   ----------   ----------
NET INCOME (LOSS)            $(1,189,362) $37,230,842    $(546,294)   $(328,469)
                               =========   ==========   ==========   ==========

INCOME (LOSS) PER COMMON SHARE:
  Before Extraordinary Item  $     (0.04) $     (0.04)   $   (0.02)   $   (0.01)
  Extraordinary Item                ----         1.81         ----         ----
                               ---------   ----------   ----------   ----------
  Net Income (Loss)          $     (0.04) $      1.77    $   (0.02)   $   (0.01)
                               =========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING    30,183,296   21,018,554   30,040,387   29,369,906

<Page 4>

                           DAUPHIN TECHNOLOGY, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
  NINE MONTHS ENDED SEPTEMBER 30, 1996, TWELVE MONTHS ENDED DECEMBER 31, 1996
                  AND NINE MONTHS ENDED SEPTEMBER 30, 1997


                                Common Stock          Paid-in         Treasury Stock          Accumulated
BALANCE                     Shares        Amount      Capital      Shares        Amount         Deficit       Total
                          -----------    ---------  -----------  -----------    -----------  --------------  -------------
December 31,1995           14,408,354    $  14,408  $ 5,144,932          ---           ---   $ (56,069,527) $ (50,910,187)

Issuance of Common Stock in Connection with:

Bankruptcy                 11,650,000       11,650   13,036,350          ---           ---             ---     13,048,000
Purchase of Inventory       2,600,000        2,600    2,909,400          ---           ---             ---      2,912,000
Private Placement             888,757          889      994,520          ---           ---             ---        995,409

Net Loss                          ---          ---          ---          ---           ---       37,230,842    37,230,842
                          -----------    ---------  -----------  -----------    -----------  --------------  -------------
September 30, 1996         29,547,111    $  29,547  $22,085,202          ---           ---    $ (18,838,685) $  3,276,064

Private Placement           1,059,286        1,059    1,015,727          ---           ---              ---     1,016,786
Settlement of Notes         1,100,000        1,100      768,900          ---           ---              ---       770,000
Purchase of Treasury Stock        ---          ---          ---   (2,159,286)   (1,407,777)             ---    (1,407,777)

Net Loss                          ---          ---          ---          ---           ---         (562,173)     (562,173)
                          -----------    ---------  -----------  -----------    -----------  --------------  -------------
December 31, 1996          31,706,397    $  31,706  $23,869,829   (2,159,286)  $(1,407,777)   $ (19,400,858)  $  3,092,900

Issuance of Common Stock in Connection with:

Private Placement             480,668          481      634,033          ---           ---              ---        634,514
Purchase of Subsidiary        220,000          220      232,980          ---           ---              ---        233,200
Purchase of Treasury Stock        ---          ---          ---     (905,626)     (341,369)             ---       (341,369)
Issuance of Treasury Stock        ---          ---      197,769    1,269,868       782,845              ---        980,614

Net Loss                          ---          ---          ---          ---           ---       (1,189,362)    (1,189,362)
                          -----------    ---------  -----------  -----------    -----------  --------------  -------------
September 30, 1997         32,407,065    $  32,407  $24,934,611   (1,795,044)   $ (966,301)   $ (20,590,220)    $3,410,497
                          ===========    =========  ===========  ===========    ===========  ==============  =============

<PAGE 5>

                           DAUPHIN TECHNOLOGY, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                     1997             1996
                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES -
   Net (Loss)                                  $  (1,189,362)   $  37,230,842
   Non-Cash Items Included in Net (Loss):
    Depreciation                                      49,569           22,083
    Amortization of Goodwill                          11,323              ---
   Extraordinary Item                                    ---      (38,065,373)
   Change in - Prior to purchase of
     Richard M. Schultz and Associates, Inc.:
   Decrease in Accounts Receivable - Trade           301,669            2,254
  (Increase)/Decrease in Accounts Receivable - Other (45,200)         167,266
   Decrease/(Increase) in Inventory                    3,153       (2,592,975)
   Decrease/(Increase) in Prepaid Expenses             6,156          (12,459)
  (Decrease) in Accounts Payable                    (518,563)        (156,579)
  (Decrease) Accrued Expenses                        (23,870)             ---
                                               -------------    -------------
    Net Cash (Used For)
      Operating Activities                        (1,405,125)      (3,404,941)

CASH FLOWS FROM INVESTING ACTIVITIES -

  Purchase of Equipment and Furniture, Net          (321,342)         (72,845)
  Purchase of a Subsidiary                          (168,717)             ---
                                               -------------    -------------
    Net Cash (Used For) Investing Activity          (490,059)         (72,845)

CASH FLOWS FROM FINANCING ACTIVITIES -
  Long-Term Leases and Other Obligations                 ---           30,240
  McHenry County Economic Development Loan           150,000              ---
  Equipment Leasing                                  155,000              ---
  Non-Cash Effect of Inventory Purchase                  ---        2,584,127
  Proceeds from Issuance of Common Stock
    In Private Placement                           1,615,128          995,409
  (Decrease)/Increase in Short Term Borrowing       (470,696)         356,804
                                               -------------    -------------
    Net Cash Provided by Financing Activities      1,449,432        3,966,580

    Net (Decrease) Increase in Cash                 (445,752)         488,794
                                               -------------    -------------
CASH BEGINNING OF PERIOD                        $    620,600     $     92,604

CASH END OF PERIOD                              $    174,848     $    581,398
                                               =============    =============

CASH PAID DURING THE PERIOD FOR -
  Interest                                      $     53,919     $        793
  Reorganization Costs                                   ---          238,280
  Income Taxes                                           ---              ---

SUPPLEMENTAL NON-CASH ACTIVITY -
  Purchase of Inventory through
    Issuance of Stock                           $        ---     $  2,584,127
      Purchase of Richard M. Schultz and Associates, Inc.
  Liabilities Assumed                           $  2,041,531     $        ---
  Stock Issued                                  $    233,200     $        ---

<PAGE 6>

                          DAUPHIN TECHNOLOGY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dauphin Technology, Inc. (the "Company") was founded to design, manufacture and market mobile computing systems including laptop, notebook, handheld and pen-based computers, components and accessories. From 1988 to 1992, it functioned primarily as a development stage company that focused most of its efforts on developing mobile computers that would meet the specifications of certain government contracts. Historically, the Company marketed directly and through computer solution providers to both the commercial and government markets.

1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The interim consolidated financial statements presented herein include the accounts of Dauphin Technology, Inc. and its subsidiaries. References to "Dauphin" or the "Company" mean Dauphin Technology, Inc. and, unless the context indicates otherwise, consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the unaudited financial statements for the three-month and nine-month periods ended September 30, 1996 and 1997, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K.

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

2.  EQUITY TRANSACTIONS

On January 27, 1997, the Company issued 146,500 common shares for $147,300 or $1.01 per share to an accredited investor. The common shares issued in connection with this transaction were unissued shares that were previously registered by the Company. Funds obtained from these transactions were used to repurchase 146,500 common shares for $80,575 or $0.55 per common share that were issued as part of the bankruptcy settlement to an affiliate. These shares are currently being held as treasury shares. As a net result of the transaction, the Company obtained $66,725 for normal operating expenses of the Company.

In June 1997, the Company issued 1,045,528 shares for $950,203 or $0.91 per share to a group of accredited investors. The common shares issued in connection with this transaction were unissued shares that were previously registered by the Company and some of the treasury shares that were acquired by the Company in the past. Funds obtained from these transactions were used to complete the acquisition of RMS as described below and for normal operating expenses of the Company.

Also in June, July and August 1997, the Company borrowed a combined sum of $492,500 from related parties. As of the date of this document all funds have been repaid with interest accrued at an annual rate of twenty four percent.

On July 16, 1997 the Company repurchased 745,126 shares held by Alan S.K. Yong, former founder and President of Dauphin for $260,794 or $0.35 per share. Simultaneously, the Company accepted Mr. Yong's resignation from the Board of Directors. The repurchase and the resignation were on friendly terms.

<PAGE 7>

In July, August and September 1997, the Company sold 531,054 common shares to a group of five accredited investors for $504,500 or $0.95 per share. The common shares issued in connection with this transaction were treasury shares.

On September 5, as part of acquisition of Richard M. Schultz & Associates, the Company issued 12,500 shares to Richard M. Schultz. The common shares issued in connection with this transaction were treasury shares.

In October, the Company issued 192,868 shares in exchange for $190,000 or $0.99 per share to a group of two accredited investors. The common shares issued in connection with this transaction were treasury shares.

On October 20, the Company began a private placement of 5,650,000 shares of common stock at $1.00 per share. As part of the transaction, participating broker/dealer(s) shall receive ten (10%) percent cash compensation for amounts invested. Also as part of the compensation, the broker/dealer shall receive three (3) common shares and four (4) options, exercisable at a $1.00 within one year, for each one hundred (100) common shares placed. The private placement is scheduled to be closed by November 30, 1997, but in no event later then March 1, 1998.

3.  ACQUISITION OF RICHARD M. SCHULTZ & ASSOCIATES, INC.

On June 6, 1997, the Company purchased all outstanding common stock of Richard
M. Schultz and Associates, Inc. ("RMS"), for $2,463,884, consisting of issuance of common stock for $233,200, acquisition costs of $168,717 and an assumption of $2,041,531 of liabilities. The purchase price was allocated to accounts receivable ($590,330), inventories ($923,536), other current assets ($71,636), property and equipment ($148,108), with the remaining amount ($730,273) being allocated to goodwill. The acquisition was accounted for as a purchase. The goodwill is being amortized over 20 years and the amortization expense for the third quarter of 1997 was $9,105.

Under the terms of the acquisition, RMS shareholders received 220,000 shares of Dauphin common stock, with an additional 105,000 of such shares deposited into an escrow to be released over the next three years if certain financial goals of RMS are achieved. Upon issuance of the contingent shares, there will be an additional element of cost related to the transaction that will be recorded as goodwill and amortized over the remaining life. Also, as part of the acquisition, Richard M. Schultz, assumed a role of President of the newly formed subsidiary and in such role will receive 12,500 option shares per quarter over the next three years.

In addition to shares exchange, Dauphin assumed all liabilities of RMS, including certain LaSalle Bank notes, related party note and trade debts. The terms of the LaSalle Revolving Line of Credit have been negotiated and at the closing Dauphin transferred $300,000 to LaSalle as a down payment. Dauphin is repaying the remainder of the note at $71,424 per month until the note is satisfied. The final payment on this note is due in February 1998.

Results of the operations of Richard M. Schultz & Associates, Inc. are included within the consolidated financial statements commencing June 6, 1997. Unaudited consolidated pro forma results as of January 1, 1996 and 1997 are as follows:

                                Three Months Ended        Nine Months Ended
                               9/30/96      9/30/97      9/30/96      9/30/97
                             -----------  -----------  -----------  -----------
Revenues                     $ 1,456,497  $ 1,106,972  $ 4,144,731  $ 3,330,134
Net Income                   $  (340,033) $  (546,294) $37,064,716  $(1,749,439)
Number of Common Shares       29,369,906   30,040,387   21,018,554   30,183,296
Net Income Per Common Share  $     (0.02) $     (0.02) $      1.77  $     (0.06)

Such pro forma information is not necessarily indicative of the results of future operations.

4. CADserv LETTER OF UNDERSTANDING

In its effort to become a technology holding company, on September 8, 1997 Dauphin signed a Letter of Understanding to acquire all issued and outstanding shares of CADserv Corporation ("CADserv"), an electronic engineering and project management company. The price of the transaction has been determined by an independent third party evaluation agency since Dauphin CEO and Chairman of the Board, Andrew Kandalepas, is a sole owner and beneficiary of CADserv. At the present time both companies are performing their due diligence with intent to complete the transaction in the near future.

<PAGE 8>

5.  LIABILITIES

As part of the RMS acquisition, Dauphin assumed all existing liabilities of RMS. RMS has an existing line of credit facility through LaSalle Bank, NI, collateralized by all Accounts Receivable, Inventories and Equipment. The Company anticipates that the line will be paid in full by February of 1998.

Also, some of the existing equipment and vehicles at RMS are leased. These are capital leases, with a $1 buyout option, that have expiration dates one to three years.

On September 18, 1997 RMS received McHenry County Economic Development Loan in the amount of $150,000. The loan is designated for the improvement of the facilities at RMS. The loan is not collateralized, carries six percent (6%) rate of interest and is due to be repaid monthly over the next seven years.

On September 15, 1997 RMS signed a lease with World Wide Leasing Co. for certain manufacturing equipment. Such lease calls for a $1 buyout option at the end of the five-year term of the lease. The lease and the equipment have been capitalized at $155,000, the original purchase price of the equipment.

6.  INVENTORY

Due to the fact that the Company is in the final stages of development of its next generation product, introduced in a press release dated November 10, 1997, the Company will be reviewing the realizability of its current inventory. In connection therewith a significant portion of the $2.6 million of DTR-2 inventory may have to be sold or disposed of at less then recorded amounts on the accompanying balance sheet. The charge to the statement of operations could be material to the fourth quarter results.

<PAGE 9>

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Note: This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the Company's fiscal year 1996 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CHANGES IN FINANCIAL POSITION

September 30,1997 Compared to December 31, 1996

Due to the acquisition of RMS, total assets increased to $5,403,000 at September 30, 1997 from $3,403,000 at December 31, 1996. Decrease in cash from $620,600 on December 31, 1996 to $174,848 on September 30, 1997, was primarily due to payment of normal operating expenses and costs associated with the acquisition. Restricted Cash that was designated for the satisfaction of Letter of Credit was disbursed and the Letter of Credit was settled. Accounts Receivable represent certain funds due to the Company as part of the normal operations of the Company, including RMS. Increase in Inventory, Property, Plant and Equipment and Goodwill was due to acquisition of RMS.

Total liabilities increased by approximately $1,683,000 as a result of acquisition of RMS. The remaining debt represents normal obligations incurred in a day-to-day operation of the Company. Shareholders Equity - Common Stock, Paid-in-Capital and treasury Shares reflect the issuance of additional shares as part of the private placement, the repurchase of shares from an affiliate and the issuance of shares in connection with the acquisition of RMS.

RESULTS OF OPERATIONS

September 30, 1997 Compared to September 30, 1996

Revenues

Due to acquisition of RMS, a complete quarter of operations resulted in tremendous growth in sales from year to year. Total sales revenue in the third quarter of 1997 were $1.1 million compared to $18,000 a year ago. Year to date the Company reported $1.466 million versus $40,000 for the same period a year ago. Due to such a large swing from year to year, the change in the gross profit margin cannot be compared to historical margins and is not indicative of future margins.

Operating Expenses

Salaries, research and development and employment taxes for current employees represent a major part of expenses for the quarter. The Company employs a total of seventy-five people now compared to twelve a year ago. Other large expenses were rents, interest expense and professional fees related to the acquisition.

Net Income (Loss)

The (loss) after tax increased for the third quarter of 1997 to ($1,189,000) or ($0.04) per share from ($839,000) or ($0.04) per share in 1996. (Loss) per common share is calculated based on the monthly weighted average number of common shares outstanding which were 30,183,296 and 21,018,554 for the nine month period September 30 1997 and 1996 respectively.

<PAGE 10>

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial requirements were met through cash generated from private equity placement and borrowing from related parties.

Cash generated from sales of its subsidiary was sufficient to operate such subsidiary. Cash flow generated from the sales of the Company's new product will be applied to current and future working capital needs. The Company is pursuing avenues to raise additional operating capital through private placement and a credit facility.

The Company believes that the funds it currently has on hand, when coupled with its anticipated operating profits, any additional funds generated through the private placement or which it may borrow in the future, and the funds that were raised through the issuance of the Reserve Shares, provide sufficient funds for the Company to finance its operations.

FUTURE GROWTH RATES

The management anticipates, that a combination of all current and anticipated product lines and services will provide steady growth for the Company in 1998.

CONTINGENCY

Due to the fact that the Company is in the final stages of development of its next generation product, introduced in a press release dated November 10, 1997, the Company will be reviewing the realizability of its current inventory. In connection therewith a significant portion of the $2.6 million of DTR-2 inventory may have to be sold or disposed of at less then recorded amounts on the accompanying balance sheet. The charge to the statement of operations could be material to the fourth quarter results.

<PAGE 11>

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The management of the Company is not aware of any current pending or threatening litigation.

Item 2.     Changes in the Rights of the Company's Security Holders.     None.

Item 3.     Default by the Company on its Senior Securities.             None.

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

<PAGE 12>

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's Chief Financial Officer, thereunto duly authorized.



Dated:     November 13, 1997

DAUPHIN TECHNOLOGY, INC.
    (Registrant)





By:
      Savely Burd
      Chief Financial Officer