Form 10-K
period 1997-12-31
DAUPHIN TECHNOLOGY INC
filed 1998-03-13
CIK 832489

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


(Mark One)
   X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
	(Fee Required) For fiscal year ended December 31, 1997.

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes _____X____     No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. (   )

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of February 28, 1998 was $31,470,760.

As of March 12, 1998, the number of Shares of the Registrant's Common Stock, $.001 par value, issued was 37,035,673 and 36,317,596 was outstanding, with 718,077 treasury shares.

<PAGE 1>

                        DAUPHIN TECHNOLOGY, INC.

                           Table of Contents

PART I                                                            3
Item 1. Description of Business                                   3
  Introduction                                                    3
  Dauphin Technology, Inc. (Mobile Group)                         3
  R.M. Schultz & Associates, Inc.                                 5
Item 2.  Properties                                               7
Item 3. Legal Proceedings                                         7
Item 4. Submission of Matters to Vote of Security Holders         7

PART II                                                           8
Item 5. Market for the Registrant's Common Stock and
  Related Security Holders Matters                                8
  Market Price of Common Stock	                                   8
  Holders                                                         8
  Dividend Policy                                                 8
  Common Stock                                                    8
  Preferred Stock                                                 9
  Transfer Agent and Registrar                                    9
Item 6. Selected Financial Data                                   9
Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                             10
  Results of Operations 1997 Compared to 1996 and 1995            10
  Liquidity and Capital Resources                                 10
  Other                                                           11
Item 8. Financial Statements and Supplementary Data               11
Item 9. Changes in and Disagreements with Accountants
    on Accounting or Financial Disclosure                         11

PART III                                                          12
Item 10. Directors, Executive Officers and Officers of the
     Registrant                                                   12
  Directors and Officers                                          12
  Family Relationship                                             13
  Other: Involvement in Certain Legal Proceedings                 13
  Involvement by Management in Public Companies                   13
Item 11. Executive Compensation                                   13
Item 12. Security Ownership of Certain Beneficial Owners
    and Management                                                14
Item 13. Certain Relationships and Related Party Transactions     14

PART IV                                                           15
Item 14. Exhibits, Financial Statements, Schedules and
    Reports on Form 8-K                                           15

SIGNATURES                                                        15

<PAGE 2>

Note: This Form 10-K contains certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-K which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and the nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

                                 PART I

Item 1. Description of Business

Introduction

Dauphin Technology, Inc. an Illinois corporation ("Dauphin" or the "Company") was formed in 1988 and became a public entity in 1991. The Company provides mobile pen-based computer hardware solutions and electronics contract manufacturing services to its clients.

In early 1993, the Company introduced the Desk-Top Replacement ("DTR"), a pen-based hand-held computer with fax/modem features that was considered a leading edge product for commercial applications. Sales of the DTR did not meet the Company's expectations and financial problems developed. On January 3, 1995, the Company filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Court for the Northern District of Illinois, Eastern Division. The Company operated under Chapter 11 until July 23, 1996, when it was discharged as Debtor-in-Possession and bankruptcy proceedings were closed.

Before the Company emerged from bankruptcy, the Board of Directors was reconstituted and a new management team was recruited. Individuals with strong engineering and manufacturing backgrounds as well as finance, accounting, sales and marketing skills were hired. The new management formulated a strategic business plan to diversify the Company's operations to eliminate dependence on a single product line or industry. The plan incorporated a focus on hand-held mobile computer products, coupled with targeted acquisitions in the technology sector, to create a technology company with synergistic, self-managed wholly owned subsidiaries. The subsidiaries are intended to share resources and cross-market products and engineering, contract manufacturing and product development services.

As part of management's plan, the Company re-introduced DTR and in the process devised the new Orasis hand-held computer, which management expects to supersede that DTR. On June 6, 1997 the Company acquired all outstanding shares of stock in R.M. Schultz & Associates ("RMS"), an electronic contract manufacturing firm located in McHenry, Illinois. On September 8, 1997 the Company executed a letter of understanding to acquire CADserv Corporation ("CADserv"), an electronic design services firm located in Schaumburg, Illinois. The acquisition is conditioned upon Board of Directors' approval and procurement of necessary financing. As of the date hereof, no valuation or price has been determined and no definitive agreement have been entered.

Dauphin Technology, Inc. ("Mobile Group")

Headquartered in Palatine, Illinois, Dauphin has 13 full-time and 2 temporary employees that dedicate their collective powers to development, production and marketing of mobile computers. Management plans to expand the size of the group to support all necessary functions of the Company. Eventually this group will be segregated into general administrative personnel and Mobile Group personnel.

<PAGE 3>

   Products

Orasis, introduced at the November, 1997 COMDEX in Las Vegas, is the new, market-driven hand-held computer developed by the Company with features to meet the expressed desires of many potential customers. The basic unit, weighing approximately 3 pounds with a battery life from 2 to 8 or more hours, is equipped with 133 MHz Pentium MMX processor, upgradable to 233 MHz Pentium MMX. In addition, the basic unit includes Infra Red keyboard, electro-magnetic pen, standard two type II or a single type III PCMCIA slot, 1.6 GB expandable to 2.1 GB hard drive, five screen options, built in speaker and microphone (including sound blaster for voice recognition and multimedia), video conferencing port, modular expansion bay with docking connector and many other standard features.

Even though the basic unit carries a number of advanced features, the main advantages of Orasis are its upgradable features such as its processor, screens and modular expansion bay. The expansion bay allows for the use of CDROM, floppy drive, wireless radio, extended battery pack or any other device through the PCI expansion bus. Unlike competitor models, Orasis does not lock the customer into a single format or a costly catchall unit. Orasis affords a customer complete flexibility and versatility offered by no other hand-held computer presently on the market. It is a time, labor, and money-saving device that can be custom configured with the variety of options to meet the end-user's needs today, as well as tomorrow. Much more flexible and powerful than a Personal Digital Assistant ("PDA"), the Orasis is an MS-DOS/Windows 95/Windows NT compatible machine.

Orasis is now in the pre-production stage of the development process. Several working prototypes have been demonstrated to potential clients since its introduction in November. Since lead times for some of the components range from six to twelve weeks, management plans to build more pre-production models for marketing purposes only.

Orasis was preceded by the Company's previous version of mobile computer, the DTR. The basic DTR unit has a 486 central processor with 50 megahertz processing speed. Upon emergence from bankruptcy, the Company refined the DTR prior to manufacturing limited quantities of the unit. The Company reintroduced DTR at the Fall 1996 COMDEX in Las Vegas. In so doing, it received valuable information and market feedback that led to the development of Orasis, which management expects to supersede the DTR. Consequently, the Company at this time does not expect to actively market or produce the DTR product line.

   Markets

Unlike several years ago, the hand-held computer market is more defined and is ready for a product such as Orasis. Orasis is a significant technological and marketing step forward among mobile computing devices. New developments in battery technology allow the device to be portable and useful to customers who need computing capacity at remote locations. Moreover, the advent of PCMCIA options, sound capabilities, pen recognition improvements, mobile wireless communications, and explosion of the Internet started a new wave of interest in hand-held computers. According to the latest estimates published in industry magazines, the total market for the mobile hand-held computing devices exceeds $2.5 billion. This market does not include notebook or laptop computers. Mobile hand-held pen computers represent about $500 million of the total mobile computing devices market. The remainder of the market consists of PDA's, that are communication devices only. Management believes that the actual market for the mobile computers is much larger then the latest estimates. Management also believes that available mobile hand-held devices do not offer as much of a challenge to notebook computers. The introduction of Orasis may expand the customer base to companies that are currently using notebooks in their business. The power, modularity and upgradability of Orasis can be equated in to the most sophisticated notebook computers today. Added features and flexibility of the unit may also attract public attention, therefore growing the overall category. The Company believes that today's mobile computer and wireless communication market provides an opportunity to further develop the mobile line of products. Production schedules and further product developments will be correlated with market requirements and sales performance. Accordingly, adjustments in product configurations will be made to satisfy the price and functionality requirements of the targeted OEM markets.

   Competition

The Company is currently marketing its Orasis product. This product competes in the mobile pen-based computer market. Worldwide, there are less then 30 companies competing in this market. However, notebook computer manufacturers and PDA manufacturers could be considered competition to Orasis. Some of these competitors are large, well financed entities, such as Fujitsu or IBM. In order for the Company to have a competitive edge, it must have leading technology or market driven products. When new products are introduced, there is a small window of opportunity before clones are developed. However, being a small company, Dauphin's strength is in its flexibility to meet industry demands and to partner with solution providers to jointly offer unique solutions for certain problems that customers encounter.

   Sales and Marketing

Orasis is a niche product. The Company's plan is to sell Orasis through software integrators and value-added resellers to commercial buyers. As of the date of this report, the Company has successfully recruited several sales channel managers, whose sole responsibility is to manage distribution chains within targeted markets. Presently, the Company targets four main vertical markets: Medical Automation, Sales and Field Force Automation, Utilities, and Financial Automation. The Company also plans to pursue other markets such as Government or Inventory and Plant Maintenance.

<PAGE 4>

   Customer Dependence

The Company is not dependent on any one customer.

   Research and Development

Due to a relatively small size of the Mobile Group, most of the Orasis development was done in cooperation with three contract engineering firms. Approximately $825,000 was spent on research and development fees in 1997 and approximately $750,000 more will be expanded by the end of April 1998. Dauphin retained all rights and intellectual property acquired during the development of Orasis. Management plans to recruit several electronic and mechanical engineers for future research and development as well as growth of the Mobile Group.

   Source and Availability of Raw Materials

The Company subcontracts the assembly of the finished product from component parts, which are obtained from the suppliers around the world. Since the development of Orasis took place late in 1997, all components used in the design are state of the art. Components such as the latest Intel processors (200 and 233 MHz), color video controllers and CACHE memory chips are in high demand. Such components are available in short supply. However, management does not anticipate that Orasis product mix would include a large portion of such high end product at the outset.

Due to the nature of the product line, the Company plans to subcontract with the same company that produced the DTR to assemble the electronics for Orasis. RMS will perform the final assembly, testing, quality control, shipping and customer support, thus lowering the overall production cost of the unit and maintaining quality control under the Dauphin umbrella.

   Software Licensing Agreements

The Company has purchased BIOS (basic input/output software) for Orasis from Phoenix Technologies Ltd. ("Phoenix"). Phoenix designs, develops, markets and licenses proprietary compatibility software products for original equipment manufacturers and related system software for personal computers. A Master License Agreement was signed for the right of distribution of Phoenix software with Orasis.

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

   Patents, Copyrights and Trademarks

In view of the rapid technological and design changes incident to the computer industry, the Company does not believe that, in general, patents and/or copyrights are an effective means of protecting its interests. The computers offered by the Company are the result of engineering design by its employees and strategic partners. The Company attempts to maintain its proprietary rights by trade secret protection and by the use of non-disclosure agreements. It is possible that the Company's products could be duplicated by competitors and duplication and sale could therefore adversely affect the Company. However, the Company believes that the time spent by competitors on reverse engineering the product would be too long for the rapidly changing computer industry.

The Company did, however, trademark the name "Orasis." At the present time all appropriate filings have been completed and the Company is awaiting confirmation of the trademark.

R.M. Schultz & Associates, Inc.

As part of its diversification plan, on June 6, 1997 the Company acquired all issued and outstanding shares of R.M. Schultz & Associates, Inc. ("RMS"), an Illinois corporation. RMS is involved in contract engineering and manufacturing services. In total RMS employs sixty people. Seven of the employees are electronic engineers, ten administrative staff and operational management, and the remainder is production personnel.

<PAGE 5>

RMS was started as a one-man consulting and design firm in 1979. Since then it grew in personnel, customer base, revenues and facility space. For the past fifteen years, RMS has taken on projects that range from highly intense to exceedingly simple, including products from baby toys to communication devices. Some of the more visible products that RMS has built include scoreboards at Soldier Field and The United Center in Chicago, 3Com Park in San Francisco and Dallas Stadium for a large Chicago sign company. RMS has also designed and built a credit card validation system for a large debit card provider, water softener controllers for a bottled water company and process data acquisition system for a large chemical company.

   Services

The capabilities of the engineering staff at RMS encompass a wide range of microprocessor, analog, digital, and control disciplines. Each RMS engineer has a specific product that he/she is responsible for. By having a key person on the engineering staff assigned to each production project, an effective liaison with the client is created. Engineers are responsible for helping to develop the product as well as production process and all workstation tools and fixtures. RMS also provides consulting services on many product development and improvement projects.

With the aid from automatic assembly equipment, RMS is capable of assembling large quantities of various electronic products. The majority of the work done by RMS since its inception has been in a through-hole or large component electronic assembly. Even though this is an older technique, it still represents a good portion of the electronic products assembly. Since the RMS acquisition, more then $400,000 was expended by the Company to build a 5,000 square foot class B plus environmentally controlled room inside RMS facility and to acquire surface mount equipment. Surface mount assembly equipment allows for high-speed/high-tech component placement on a printed circuit board, a newer method of product assembly. In the past, RMS had to employ services of other firms to incorporate surface mount portions in the final product. In combination with the through-hole, surface mount capability would allow RMS to target over ninety percent of electronic products manufactured today.

   Markets

The contract manufacturing market exploded in the early 1990s when large companies began to shed their captive manufacturing plants and engineering staffs. That trend became even more evident in the electronic manufacturing industry. Technological advancements were too frequent and too dramatic for an individual company to absorb. Instead, many companies saw the opportunity to cut the cost of capital expenditures and labor by outsourcing the work to specialty shops like RMS. In the latest Frost & Sullivan studies, released in 1997, the electronic contract manufacturing industry is expected to grow from $22 billion in 1997 to an estimated $110 billion in 2004. Management believes that the growth rate, estimated at 26% per year, will actually exceed that.

   Sales and Marketing

In October 1997, RMS retained the services of an industrial marketing firm, which performed a study of the local electronic market. The study has established the main Midwestern states that represent a high percentage of the contract manufacturing dollars spent in the Midwest over the last several years. In January 1998, RMS hired a sales manager who, in conjunction with its existing sales force, will concentrate his efforts on direct sales contact with the firms in need of electronic manufacturing in those states.

   Competition

RMS has a number of competitors in the Midwest and around the country. Some of these firms, like Morey Corporation or Solectron Corporation, are well established and well capitalized. However the majority of these firms are located outside of the Midwest. In addition, most of RMS' competitors do not have engineering capability on staff to offer to their clients. Management believes that with the growth rate of the electronics industry as well as fragmentation of competitors in the Midwest and the engineering capacity of RMS, pose an opportunity to capture a leadership position in this market.

   Customer Dependence

To date, three customers represent over seventy percent of revenue for RMS. On January 5, 1998 RMS, recruited a sales manager whose sole responsibility is to bring additional clients and to diversify the present customer dependence (See Sales and Marketing above).

   Patents, Copyrights and Trademarks

RMS regularly assists its customer's registration of patents on designs created by its staff. In such cases, RMS's engineers are the inventors or co-inventors with rights assigned to the customer. The RMS logo is both a registered trade and service mark.

<PAGE 6>

Item 2.  Properties

The Company's executive offices consist of 7,300 square feet of office space and 2,700 square feet of warehouse space located at 800 E. Northwest Hwy., Suite 950, Palatine, Illinois 60067. The Company pays approximately $10,000 per month to rent the facilities. The lease signed in May 1996 has a three-year term with a five-year renewal option. The Company believes the space will be adequate for the foreseeable future.

RMS facilities are located at 1809 South Route 31, McHenry, Illinois 60050. The facilities are leased from Enclave Corporation, a company that is owned by Richard M. Schultz, President of RMS. RMS occupies 53,000 square feet of space, of which 7,000 are office space and 5,000 square feet of clean room facility, built for the surface mount portion of production. The lease is for five-year term starting on June 6, 1997 with an optional extension for an additional five years. The rent is approximately $14,000 per month. The Company believes the space will be adequate for RMS operations for the foreseeable future.

Item 3. Legal Proceedings

The Company's management is not aware of any pending or threatened litigation as of the date hereof.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

<PAGE 7>

                                 PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holders Matters

  Market Price of Common Stock

The Company's common stock is traded on limited basis in the over-the-counter market and is quoted in the National Quotation Bureau's Pink Sheets. The following table shows the range of representative bid prices for the common stock. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions:

Bid Prices               1995              1996             1997
                      High    Low      High     Low     High     Low
First Quarter        $1.812  $0.250   $1.625   $0.875  $1.625   $1.187
Second Quarter        1.250   0.250    1.719    1.125   1.219    0.750
Third Quarter         1.067   0.625    1.625    1.125   1.172    0.875
Fourth Quarter        1.000   0.567    2.000    0.938   2.590    1.063

   Holders

The number of record holders of the Company's common stock as of March 12, 1998 as reported by the Company's transfer agent is approximately 3,000. A number of the Company's shareholders of record are brokerage firms or stock clearing agencies. Therefore, the Company believes the total number of beneficial shareholders is greater than 3,000.

   Dividend Policy

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future.
It is the present intention of management to utilize all available funds for the development of the Company's business.

   Common Stock

The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $.001 par value. As of March 12, 1998 there were 37,035,673 shares of common stock issued and 36,317,596 shares outstanding held by approximately 3,000 stockholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor (see "Market Price of Common Stock and Dividend Policy"). In the event of a liquidation, dissolution or winding up of the Company, holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding preferred stock. Holders of common stock have no right to convert their common stock into any other securities and have no cumulative voting rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable.

On February 6, 1996 the Company entered into an agreement with Victor Baron, Savely Burd and Interactive Controls, Inc., an Illinois corporation ("Intercon"). Under the terms of the agreement, the Company acquired a business plan devised by Intercon for the design and manufacturing of industrial control systems and software. The Company also agreed to employ Messrs. Baron and Burd and provided Intercon the opportunity to receive (a) 1,000,000 shares of common stock the first fiscal year the Company realizes aggregate gross revenue of $5,000,000;
(b) an additional 200,000 shares of common stock for each additional $1,000,000 in gross sales revenues exceeding $5,000,000 and up to $10,000,000; and (c) additional .25 shares of common stock for each dollar in net earnings before taxes. The aggregate number of shares issued under the Intercon agreement may not in any event exceed 25% of the Company's shares outstanding as of the effective date of its Plan of Reorganization. To date, no Intercon products have been developed or produced under the business plan and no shares have been issued to Intercon. Mr. Burd continues to serve as an employee and Chief Financial Officer of the Company. Mr. Baron's employment with the Company terminated on February 24, 1998.

<PAGE 8>

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

   Transfer Agent and Registrar

American Stock Transfer and Trust Company, 40 Wall Street, New York, New York, 10005

Item 6. Selected Financial Data

   Year Ended December 31

                            1997             1996             1995          1994          1993
Net Sales              $  2,730,035      $    93,946      $   183,083   $ 9,603,021   $23,560,986
Extraordinary Item             ----       38,065,373             ----          ----          ----
Net Income (Loss)        (3,988,017)      36,668,669         (794,812)  (49,172,584)   (3,398,155)
Net Income (Loss)
  Per Share                   (0.13)            1.52            (0.06)        (3.41)        (0.24)
Total Assets              7,269,136        3,402,860          426,493       298,094    15,838,326
Long -Term Debt             429,526           43,196             ----          ----          ----
Working Capital(Deficit)  4,510,546        3,020,558      (50,979,877)  (50,167,342)   (2,123,006)
Shareholders Equity
  (Deficit)               5,675,595        3,092,900      (50,910,187)  (50,027,710)     (850,149)

<PAGE 9>

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations 1997 Compared to 1996 and 1995

The Company and its subsidiary are primarily engaged in electronic product engineering, development and sales, and contract manufacturing services. All of these activities are highly competitive and sensitive to many factors outside of the control of the Company, including general economic conditions effecting Company's clients and availability of components.

The total revenue for Dauphin increased from $94,000 in 1996 and $183,000 in 1995 to over $2.7 million in 1997, increasing sales almost 29 times from 1996. This growth was due to the acquisition of RMS. Additionally, in 1995 and in the first half of 1996, the Company was operating under Chapter 11 of the Federal Bankruptcy Code and was in a dormant state for all practical purposes.

The gross profit margins are not comparable for the period, due to the addition of RMS, inventory write down and the extreme fluctuations in sales.

In the fourth quarter of 1997, in conjunction with the final stages of development of Orasis and introduction of the product at the fall 1997 COMDEX show, some of the inventory previously acquired for the production of DTR product line became obsolete. Originally, the Company intended to use all parts of the DTR line in the design and production of Orasis. The Company wrote down approximately $1.7 million of raw materials inventory comprised primarily of DTR line batteries, power cords, digitizer panels and LCD screens. These items have been redesigned or upgraded for Orasis. Also, the cost of DTR product line was devalued to reflect the change in focus from DTR to Orasis and the expected sales price of the DTR product.

Selling, general and administrative expenses increased in 1997 to approximately $1.5 million from $1.0 million in 1996 and $681,000 in 1995. The increase from 1996 to 1997 was attributed to the addition of RMS, which accounted for over $300,000 of such expenses, an increase in trade show and advertising expenses, annual incorporation fees, and interest expense. The increase from 1995 to 1996 was attributed to the addition of personnel and professional services relating to the bankruptcy.

The net operating loss, before extraordinary item, increased to approximately $4 million in 1997 from $1.4 million in 1996 and $795,000 in 1995. The increase in net loss was due to $1.8 million write down of inventory, increased research and development activity, and the introduction of the new Orasis product late in the fourth quarter of 1997. In total the Company spent in excess of $825,000 for the research, development and introduction of Orasis in 1997 in comparison to $77,000 spent in 1996 and $22,000 spent in 1995.

In 1996, due to debt forgiveness related to corporate restructuring and closing of the bankruptcy proceedings, the Company recognized a one time extraordinary income item of over $38 million.

   Liquidity and Capital Resources

Almost half of the corporate assets are in liquid securities or cash, due to a conclusion of a private placement that raised approximately $4.4 million in the fourth quarter of 1997. After paying broker/dealer fees and placement costs, the Company retained approximately $4 million for its operations. Approximately $280,000 of proceeds of the private placement were used for settlement of short-term notes and approximately $800,000 for ongoing research and development needs.

With the purchase of RMS, the Company received an accounts receivable asset that has averaged $400,000 over the six-month period since the acquisition. With additional growth in sales and profitability of RMS, that asset should grow and provide a stable capital resource for Dauphin. During the year, RMS negotiated a capital lease to purchase certain surface mount equipment for a total of $155,000 and a $150,000 unsecured loan from McHenry Economic Development Board for expansion of the facilities and creation of jobs.

Total working capital for the Company increased from just over $3 million in 1996 to approximately $4.8 million in 1997 or an increase of more then 50%. Also, almost two thirds of the working capital total for 1997 is in liquid securities or cash versus only 20% in 1996.

<PAGE 10>

The cash raised in the private placement should provide the operating cash needed for the current year as well as the starting capital for pre-production and initial inventory buildup. The introduction of Orasis and its anticipated sales should provide a source of capital needed for further growth of the Company. Management is reviewing its current banking relationship to include a credit facility for the future.

    Inflation and Seasonality

Due to the nature of the Company's products and current market trends, increase in volume of production should generally result in a reduction of cost per unit produced. Management does not anticipate any major shifts in this trend in a foreseeable future. Also, due to the fact that the Company targets industrial customer and not a retail outlet, the Company should not be effected by the seasonal nature of consumer purchasing.

   Accounting Matters

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (effective for financial statements issued for periods ending after December 15, 1997). SFAS No. 128 replaces primary earnings per share with basic earnings per share, which excludes dilution, and requires presentation of both basic and diluted earnings per share on the face of the income statement. SFAS No. 128 requires restatement of all prior earnings per share data presented. The adoption is not expected to have a material impact on the Company's earnings per share computations.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (effective for fiscal years beginning after December 15, 1995) encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation, and requires increased stock-based if the fair value method is not adopted. The Company does not have any stock-based compensation arrangements covered by this Statement. Future implementation will have an immaterial effect on the Company's operating results or financial condition.

   Other

Based on a preliminary study, the Company expects to spend approximately $75,000 to $100,000 from March 1998 through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

The Company's financial statements are included in Item 14 (a).

Item 9. Changes in and Disagreements with Accountants on Accounting or Financial Disclosure

There were no changes in or disagreement with accountants on accounting or financial disclosure.

<PAGE 11>

                                PART III

Item 10. Directors, Executive Officers and Officers of the Registrant

   Directors and Officers

The following table sets forth the name, age, date appointed as Director, Executive Officer or Officer position with the Company, present principal occupation and employment history for the past five years of each person who is a Director, Executive Officer or Officer.

Name                   Age Date Appointed     Present Office

Andrew J. Kandalepas    46    1995    Chairman of the Board of Directors
                                      Chief Executive Officer, President

Mr. Kandalepas joined Dauphin as Chairman of the Board in February 1995. He was named CEO and President of Dauphin in November of 1995. In addition, Mr. Kandalepas is the founder and President of CADServ. Mr. Kandalepas graduated from DeVry Institute in 1974 with a Bachelor's Degree in Electronics Engineering Technology. He then served as a product engineer at GTE for two years. Mr. Kandalepas left GTE to serve ten years as a supervisor of PCB design for Motorola just prior to founding CADserv in 1986.

Savely Burd             34    1996    Chief Financial Officer

Mr. Burd was appointed Chief Financial Officer in 1996. After graduation from the University of Illinois in 1987, Mr. Burd began his career as a staff auditor at Arthur Andersen LLP. After several promotions and a career move, Mr. Burd was hired as a Controller for Clarklift of Chicago North, Inc., a materials handling equipment dealer. Before his appointment with Dauphin, Mr. Burd was employed by Merrill Lynch. Mr. Burd, a CPA, is also a graduate of J. L. Kellogg Graduate School of Management.

Jeffrey L. Goldberg     45    1995    Secretary, Director

Mr. Goldberg has served as Secretary and a Director since June of 1995. Mr. Goldberg is a partner at FERS, an international accounting firm. Mr. Goldberg was formerly the President of Financial Consulting Group, LTD., a consulting company, Chicago law firm, Goldberg and Goodman, and prior to that, was a tax senior with Arthur Andersen LLP. He is an attorney, CPA and certified financial planner.

Wm. Paul Bunnell        38    1995    Director of Acquisitions, Director

Mr. Bunnell has served as a Director since June of 1995. Mr. Bunnell is also a Director of Acquisitions and an active member of the management team. He was previously a corporate accounting and financial manager with expertise in business planning and long range strategic planning.

Gary E. Soiney          57    1995     Director

Mr. Soiney has served as a Director since November of 1995. He graduated from the University of Wisconsin in Milwaukee as marketing major with a degree in Business Administration. He is currently a 75% owner in Pension Design & Services, Inc., a Wisconsin corporation, which performs administrative services for qualified pension plans to business primarily in the Mid-West.

Douglas P. Morris       41    1995     Director

Mr. Morris has been a Director since November of 1995. He is also the owner of H & M Capital Investments, Inc., a privately-held business consulting firm which is engaged in consulting with privately-held and publicly-held companies relating to management, debt financing and equity financing. Mr. Morris received his Masters Degree in Public Administration at the University of Southern California in 1982 and his Bachelor of Arts Degree in Judicial Administration from Brigham Young University in 1978.

<PAGE 12>

Andrew Prokos           35    1995     Director

Mr. Prokos has served as a Director since February 1995. He is also vice-president of CADserv. Mr. Prokos is a graduate of DeVry Institute with an Associate Degree in Electronics.

Dean F. Prokos          33     1995     Director

Mr. Prokos has served as a Director since August 1995. He is the Regional Manager for the Secretary of State Drivers Services Department. He attended Loyola University in Business Management and has been previously involved with management of various food establishments.

All Directors and Executive Officers are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors have been elected and qualified.

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

Item 11. Executive Compensation

Although the Company does not have a formal Compensation Committee, the Board of Directors performs the equivalent functions of a Compensation Committee, and seeks to align compensation with business strategy, Company value, management initiatives and Company performance. The Securities and Exchange Commission regulations mandate disclosure of all compensation including salary, bonus and stock options, paid to executive officers and directors that exceeds $100,000. No Executive Officer or Director was paid compensation exceeding $100,000 during 1995, 1996 or 1997.

<PAGE 13>

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding shares of common stock of the Company owned beneficially as of March 12, 1998, by (i) each Officer and Director of the Company, (ii) all Officers and Directors as a group, and (iii) each person known by the Company to beneficially own more than 5% of the common stock of the Company:

                                                          Amount and Nature of     Percent of
Name of Beneficial Owner          Position               Beneficial Shares Owned    the Class
Andrew J. Kandalepas           Chairman, Chief                 5,309,337   (1)        14.3%
                               Executive Officer & President

Savely Burd                    Chief Financial Officer            58,000               0.2%

Jeffrey L. Goldberg            Secretary, Director             1,248,388   (2)         3.4%

Wm. Paul Bunnell               Director                        1,248,388   (2)         3.4%

Gary E. Soiney                 Director                                0               0.0%

Douglas P. Morris              Director                          301,167   (3)         0.8%

Andrew Prokos                  Director                          204,000               0.6%

Dean F. Prokos                 Director                                0               0.0%

Northfield Technology Group    ------                          1,248,388   (2)         3.4%

H & M Capital Investments, Inc.------                             11,167   (3)         0.0%

Hyacinth Resources, Inc.       ------                            290,000   (3)         0.8%

Marinis Loukas Trust           ------                          1,982,500   (1)         5.4%

Morgan Stanley, Dean Witter & Co.
As trustees                    ------                          7,133,500              19.3%
                                                              ----------             -----
Officers and Directors and
  5% Beneficial Owners (as a group)                           14,555,559              39.3%

(1) The 5,362,007 shares listed for Andrew J. Kandalepas include shares held individually, 30,650 shares held by CADServ and 1,982,500 held by Marinis Loukas Trust for which Kandalepas has voting rights.

(2) Jeffrey L. Goldberg and Wm. Paul Bunnell are partners of Northfield Technology Group and share voting for such shares.

(3) Douglas P. Morris is President of H & M Capital Investments, Inc. and Hyacinth Resources, Inc.

Item 13. Certain Relationships and Related Party Transactions

On September 4, 1997 the Company signed a letter of understanding to acquire CADserv is wholly owned by an officer and a major shareholder of Dauphin. As of the date hereof, the letter of understanding has been verbally extended and the acquisition of CADserv is pending the approval of the Board of Directors and procurement of necessary financing. No valuation has been determined and no definitive agreements have been entered.

On July 17, 1997 Alan S.K. Yong, founder and former member of the Board of Directors, resigned his directorship so he can pursue other opportunities. The Company acquired all Dauphin shares beneficially owned by Mr. Yong as treasury shares.

                                PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form
8-K

The Company did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Palatine and State of Illinois, on the 12th day of March, 1998.


DAUPHIN TECHNOLOGY, INC.

BY:   Savely Burd, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities and on the dates indicated.

  Signature                         Title                    Date


                       Chairman of the Board of Directors  March 12, 1998
Andrew J. Kandalepas   Chief Executive Officer, President



                       Secretary                           March 12, 1998
Jeffrey L. Goldberg



                       Chief Financial Officer             March 12, 1998
Savely Burd


                DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                    F-2
CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1997 AND 1996 F-3 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995              F-4
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 F-5 CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995      F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-7

<PAGE F-1>

               Report of Independent Public Accountants

To the Board of Directors and
Shareholders of
Dauphin Technology, Inc.:

We have audited the accompanying consolidated balance sheets of DAUPHIN TECHNOLOGY, INC. (an Illinois corporation) and Subsidiary, as of December 31, 1997 and 1996, and the related consolidated statements of operations, consolidated shareholders' equity (deficit) and consolidated cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dauphin Technology, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                 ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 20, 1998

<PAGE 2>

                DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY
        CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1997 AND 1996

                                                       1997               1996
CURRENT ASSETS:
   Cash                                          $    3,620,880      $     388,600
   Restricted cash                                            -            232,000
   Accounts receivable-
    Trade, net of allowance for bad
     debt of $7,500 and $0 in 1997 and 1996             462,821              2,010
    Other                                                20,195                  -
   Inventory, net of reserve for obsolescence
    of $2,143,934 and $185,783 in 1997 and 1996       1,531,464          2,652,461
   Prepaid expenses                                      39,201             12,251
                                                   ------------       ------------
         Total current assets                         5,674,561          3,287,322

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $176,318 and $103,074 at
 December 31, 1997 and 1996, respectively               739,556            115,538

GOODWILL, net of amortization of $20,427 for 1997       855,019                  -
                                                   ------------       ------------
         Total assets                             $   7,269,136      $   3,402,860
                                                   ============       ============

CURRENT LIABILITIES:
   Accounts payable                               $     790,784      $     204,450
   Accrued expenses                                     285,837             62,314
   Current portion of long-term debt                     83,782                  -
   Short-term borrowings                                 87,394                  -
                                                   ------------       ------------
         Total current liabilities                    1,247,797            266,764

LONG-TERM DEBT                                          345,744             43,196

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 10,000,000
   shares authorized but unissued                             -                  -
  Common stock, $0.001 par value, 100,000,000
   shares authorized; 37,035,673 shares issued
   and 36,305,096 shares outstanding at December
   31, 1997 and 31,706,397 shares issued and
   29,547,111 outstanding at December 31, 1996           37,036             31,706
  Treasury stock, 730,577 and 2,159,286 shares
   at December 31, 1997 and 1996                       (255,702)        (1,187,607)
  Paid-in capital                                    29,283,136         23,649,659
  Accumulated deficit                               (23,388,875)       (19,400,858)
                                                   ------------       ------------
         Total shareholders' equity                   5,675,595          3,092,900
                                                   ------------       ------------
         Total liabilities and
           shareholders' equity                   $   7,269,136      $   3,402,860
                                                   ============       ============

      The accompanying notes are an integral part of these balance sheets.

<PAGE F-3>

                 DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                           1997                1996                1995
REVENUES                            $    2,730,035      $      93,947       $     183,083
COST OF SALES                            4,345,315            279,232              93,852
                                      ------------        -----------         -----------
     Gross profit (loss)                (1,615,280)          (185,285)             89,231

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                1,484,979          1,007,309             681,335

RESEARCH AND DEVELOPMENT
  EXPENSE                                  827,843             76,711              22,388
                                      ------------        -----------         -----------
     Loss from operations               (3,928,102)        (1,269,305)           (614,492)

INTEREST EXPENSE                            75,988              2,310                   -

INTEREST INCOME                             16,073              9,997                   -
                                      ------------        -----------         -----------
     Loss before reorganizational
      items, income taxes and
      extraordinary item                (3,988,017)        (1,261,618)           (614,492)

REORGANIZATIONAL ITEMS:
  Professional fees                              -            135,086             180,320
                                      ------------        -----------         -----------

     Loss before income taxes and
      extraordinary item                (3,988,017)        (1,396,704)           (794,812)

INCOME TAXES                                     -                  -                   -
                                      ------------        -----------         -----------

     Loss before extraordinary item     (3,988,017)        (1,396,704)           (794,812)
                                      ------------        -----------         -----------

EXTRAORDINARY ITEM, forgiveness of
  debt net of income taxes of $0                 -         38,065,373                   -
                                      ------------        -----------         -----------

           Net income (loss)         $  (3,988,017)      $ 36,668,669        $   (794,812)
                                      ============        ===========         ===========

BASIC and DILUTED EARNINGS (LOSS) PER SHARE:
   Before extraordinary item         $       (0.13)      $      (0.06)       $      (0.06)
   Extraordinary item                            -               1.58                   -
                                      ------------        -----------         -----------

     Net income (loss) per share     $       (0.13)      $       1.52        $      (0.06)
                                      ============        ===========         ===========
   Weighted average number of shares
    of common stock outstanding         30,734,045         24,076,301          14,408,354

The accompanying notes are an integral part of these statements.

<PAGE F-4>

                  DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                       Common Stock            Paid-in         Treasury Stock        Accumulated
                                     Shares      Amount        Capital      Shares       Amount       Deficit          Total
BALANCE, December 31, 1994        14,408,354   $  14,408   $  5,232,597           -  $         -   $ (55,274,715) $ (50,027,710)

Reverse accumulated
 compensatory effect of
 stock options granted                     -           -        (87,665)          -            -               -        (87,665)
Net loss                                   -           -              -           -            -        (794,812)      (794,812)
                                 -----------    --------    -----------   ---------   ----------    ------------   ------------
BALANCE, December 31, 1995        14,408,354      14,408      5,144,932           -            -     (56,069,527)   (50,910,187)

Issuance of common stock in connection with:
  Bankruptcy conversion           11,650,000      11,650     13,036,350           -            -               -     13,048,000
  Purchase of inventory            2,600,000       2,600      2,909,400           -            -               -      2,912,000
  Private placement                1,948,043       1,948      1,790,077           -            -               -      1,792,025
  Settlement of note payable       1,100,000       1,100        768,900           -            -               -        770,000
Purchase of treasury stock                 -           -              -  (2,159,286)  (1,187,607)              -     (1,187,607)
Net income                                 -           -              -           -            -      36,668,669     36,668,669
                                 -----------    --------    -----------   ---------   ----------    ------------   ------------
BALANCE, December 31, 1996        31,706,397      31,706     23,649,659  (2,159,286)  (1,187,607)    (19,400,858)     3,092,900

Issuance of common stock in connection with:
  Private placement                4,872,520       4,873      4,582,294           -            -               -      4,587,167
  Commissions to broker/dealer       131,756         132           (132)          -            -               -              -
  Purchase of a subsidiary           220,000         220        232,980           -            -               -        233,200
  Escrow shares                      105,000         105              -           -            -               -            105
Purchase of treasury stock                 -           -              -    (891,626)    (341,369)              -       (341,369)
Issuance of treasury stock                 -           -        812,084   2,307,835    1,266,400               -      2,078,484
Stock bonuses paid                         -           -          6,250      12,500        6,875               -         13,125
Net income                                 -           -              -           -            -      (3,988,017)    (3,988,017)
                                 -----------    --------    -----------   ---------   ----------    ------------   ------------
BALANCE, December 31, 1997        37,035,673   $  37,036   $ 29,283,136    (730,577) $  (255,702)  $ (23,388,875) $   5,675,595
                                 ===========    ========    ===========   =========   ==========    ============   ============


        The accompanying notes are an integral part of these statements.

<PAGE F-5>


                 DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                        1997               1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $  (3,988,017)      $  36,668,669   $   (794,812)
  Non-cash items included in net income (loss)-
    Loss on disposition of property and equipment             -               1,850         41,053
    Depreciation and amortization                        93,671              33,459         39,698
    Compensatory effect of stock options earned               -                   -        (87,665)
    Extraordinary item                                        -         (38,065,373)             -
    Stock bonus                                          13,125                   -              -
Changes in-
  Accounts receivable
     - trade                                            129,519               3,781       (128,381)
     - other                                            (20,195)            167,266              -
  Inventory                                           1,893,655              22,807         22,644
  Prepaid software and other current assets             (14,396)            (12,251)             -
  Bank overdraft                                              -                   -         (1,299)
  Accounts payable, accrued expenses and
   claims payable                                      (554,276)             14,536        252,228
                                                   ------------        ------------    -----------
Net cash (used for) operating activities             (2,446,914)         (1,165,256)      (656,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and furniture                  (201,965)            (81,210)       (10,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received in acquisition                           31,162                   -              -
  Short-term borrowing and DIP financing               (706,390)            375,000        759,947
  Purchase of treasury stock                           (341,369)         (1,187,607)             -
  Issuance of debt                                            -             795,044              -
  Proceeds from issuance of common stock              6,665,756           1,792,025              -
                                                   ------------        ------------    -----------
     Net cash provided by financing activities        5,649,159           1,774,462        759,947
                                                   ------------        ------------    -----------
     Net change in cash                               3,000,280             527,996         92,604

CASH, beginning of year                                 620,600              92,604              -
                                                   ------------        ------------    -----------
CASH, end of year                                 $   3,620,880       $     620,600   $     92,604
                                                   ============        ============    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                   $      75,988       $       2,310   $          -
  Reorganization item                                         -             135,086       1,80,320
                                                   ============        ============    ===========

NONCASH TRANSACTIONS:
  Common stock issued in connection with -
    Bankruptcy settlement                         $           -       $  13,048,000   $          -
    Purchase of inventory                                     -           2,912,000              -
    Settlement of notes payable                               -             770,000              -
  Acquisition of R.M. Schultz & Associates -
    Assumption of liabilities                         2,197,058                   -              -
    Issuance of stock                                   233,200                   -              -
    Capital equipment leased                            347,189                   -              -
                                                   ============        ============    ===========


           The accompanying notes are an integral part of these statements

<PAGE F-6>

                 DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1997, 1996 AND 1995

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

   Description of Business

Dauphin Technology, Inc. was founded to design, manufacture and market mobile computing systems, including laptop, notebook, hand-held and pen-based computers, components and accessories. Historically, the Company marketed directly and through other distribution channels to both the commercial and government market segments.

On June 6, 1997, Dauphin acquired all issued and outstanding shares of R.M. Schultz & Associates, Inc., ("RMS") an electronics contract manufacturing firm located in McHenry, Illinois. RMS is involved in electronics design, development and production of products for manufacturers located in Illinois and Wisconsin (see Note 3).

   Basis of Presentation

The consolidated financial statements include the accounts of Dauphin Technology, Inc. and its wholly-owned subsidiary, RMS (the "Company"). All significant intercompany transactions and accounts have been eliminated in consolidation.

On January 3, 1995, the Company filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code. During 1995 and the first six months of 1996, the Company operated under Chapter 11. On May 9, 1996, the Company's Third Amended Plan of Reorganization was approved by the majority of creditors and shareholders and confirmed by the Court. On July 23, 1996, the Court discharged the Company as a Debtor-in-Possession and the bankruptcy case was closed.

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

   Revenue Recognition

The Company recognizes revenue on the sale of computers, accessories and fulfillment of certain manufacturing contracts. Revenues from sales of products are recognized upon delivery. Revenue from the fulfillment of manufacturing contracts is recognized upon shipment of the product.

   Inventory

Inventory is stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory consists of the following at December 31:

                                           1997               1996
[S]                                         [C]                [C]
Finished goods                       $       22,343     $           -
Work in process                             191,872                 -
Semi-finished units                         168,420           144,327
Raw materials                               651,990                 -
Computer accessories, components
  and supplies                            2,640,773         2,693,917
                                       ------------      ------------
                                          3,675,398         2,838,244
Less- Reserve for obsolescence           (2,143,934)         (185,783)
                                       ------------      ------------
                                      $   1,531,464     $   2,652,461
                                       ============      ============

<PAGE F-7>

In the fourth quarter of 1997, in conjunction with the final stages of development of Orasis( and its introduction at the fall 1997 COMDEX show, some of the inventory previously acquired for the production of DTR product line became obsolete. Originally the Company intended to use all parts of the DTR line in the design and production of Orasis(. The Company wrote down approximately $1.7 million of raw materials inventory comprised primarily of DTR line batteries, power cords, digitizer panels and LCD screens. These items have been redesigned or upgraded for Orasis(. Also, with the introduction of Orasis(, the semi-finished DTR units inventory was written down to net realizable value.

   Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using straight-line methods over the estimated lives of the related assets, which range between three and seven years. The estimated lives of certain leasehold improvements are amortized over the remaining term of the facilities leased. Fixed assets consist of the following:


                                          1997                1996
[S]                                        [C]                 [C]
Furniture and fixtures                $      40,950     $       30,776
Office equipment                            174,659            169,015
Manufacturing and warehouse equipment       427,791              6,111
Leasehold improvements                      260,201             12,710
Automobile                                   12,273                  -
                                       ------------      -------------
                                            915,874            218,612
Less - Accumulated depreciation            (176,318)          (103,074)
                                       ------------      -------------
                                      $     739,556     $      115,538
                                       ============      =============

   Research and Development

Costs incurred in connection with research and development are expensed as incurred. All salaries paid to employees associated with the research and development are included as part of the expense.

   Earnings (Loss) Per Common Share

Earnings per share are calculated under guidelines of FASB No. 128 "Earnings per Share" wherein earnings per share are presented for basic and diluted shares on income from operations and net income. Basic earnings per share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 30,734,045, 24,076,301 and 14,408,354 at December 31, 1997, 1996 and 1995, respectively. Diluted earnings per share are calculated using earnings available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. There is no difference between basic and diluted earnings per share as there are no potential dilutive common shares.

To date, three customers represent over seventy percent of revenue for RMS.

<PAGE F-8>

3.	BUSINESS DEVELOPMENT

   R. M. Schultz & Associates, Inc.

On June 6, 1997, the Company acquired all outstanding common stock of Richard M. Schultz and Associates, Inc., for $2,430,258, consisting of issuance of common stock for $233,200 and an assumption of $2,197,058 of liabilities. The transaction was accounted for as a purchase. The price was allocated to accounts receivable ($590,330), inventories ($772,658), other current assets ($43,716), property and equipment ($148,108), with the remaining amount ($875,446) being allocated to goodwill. The goodwill is being amortized over 20 years and the amortization expense for 1997 was $20,427.

Under the terms of the acquisition, RMS shareholders received 220,000 shares of Dauphin common stock, with an additional 105,000 of such shares deposited into an escrow to be released equally over the next three years if certain financial goals of RMS are achieved. Upon issuance of the shares, there will be an additional element of cost related to the transaction that will be recorded as goodwill and amortized over the remaining life.

Results of the operations of RMS are included within the consolidated financial statements commencing June 6, 1997. Unaudited pro forma results as if the transaction occurred on January 1, 1996 are as follows (unaudited):


Twelve Months Ended December 31,


                                             1997                 1996
Revenues                              $   4,614,121        $   5,290,490
(Loss) before extraordinary item         (4,418,852)          (1,556,273)
Net income                               (4,418,852)          36,509,100
Basic and diluted earnings (loss)
 per share before extraordinary item  $       (0.14)       $       (0.07)
Basic and diluted earnings (loss)
 income per share                             (0.14)                1.52

Weighted average shares outstanding      30,734,045           24,076,301


Such pro forma information is not necessarily indicative of the results of future operations.

   CADserv Corporation

On September 4, 1997, the Company signed a letter of understanding to acquire CADserv Corporation ("CADserv"). CADserv is wholly owned by an officer and a major shareholder of the Company. As of the date hereof, the letter of understanding has been verbally extended and the acquisition of CADserv is pending the approval of the Company's Board of Directors and procurement of the necessary financing. No valuation or price has been determined and no definitive agreements have been entered.

   Other

In 1996 the Company established a 401(k) retirement and pension plan. The plan provides for discretionary contributions by the Company. There were no contributions in 1997 or 1996.

<PAGE F-9>

4.	SHORT-TERM BORROWINGS:

Short-term borrowings consist of the following at December 31:

                                              1997              1996
LaSalle Bank Cash Collateral Account        $  71,421        $       -
DCCA Loan                                       5,634                -
Advacom/Adler & Associates                     10,339                -
                                             --------         --------
Total short-term notes payable              $  87,394        $       -
                                             ========         ========

LaSalle Bank Cash Collateral Account is a revolving line of credit with accounts receivable, inventory and unencumbered fixed assets as collateral. The loan carried 16% annual interest rate. As of February 1, 1998, LaSalle Bank Cash Collateral Account has been paid. All assets and Dauphin corporate guarantee that were posted as collateral for this loan have been released.

Two other short-term borrowings represent amounts due to vendors of RMS that were converted from trade credits to short-term loans prior to acquisition. Both loans are uncollateralized and are due in June 1998. These loans carry 7% annual rate of interest.

5.	LONG-TERM DEBT:

At December 31, long-term liabilities consist of:

                                                  1997               1996
McHenry County Department of Planning and
 Development loan for expansion of RMS,
 payable in equal monthly installments over
 84 months with 6% interest.  This loan has
 no collateral and is due on 10/1/2004         $   145,655      $         -
PACJETS Financial Ltd. surface mount equipment
 lease, payable in equal monthly installments
 over 60 months.  The lease is collateralized
 by the equipment and has a one dollar buy-out
 option.  The lease carries 12% interest and
 is due on 10/15/2003                              148,501                -
PACJETS Financial Ltd. Furniture leases,
 payable in equal installments over 36 months.
 The lease carries a 23% annual interest rate
 and is due on 11/15/2000 is collateralized
 by the equipment and has a one dollar
 buy-out option                                     54,262                -
Other represents capital lease for certain
 vehicles, machinery and equipment and certain
 priority tax claims due and payable on an
 equal monthly installments over 36 to 72
 months.  All debts are due from starting in
 June 2000 through October 2002, carry interest
 rate ranging from 9% to 18%                        81,108           43,196
                                                ----------        ---------
       Total long-term liabilities             $   429,526       $   43,196
                                                ==========        =========

Future minimum debt payments are as follows:

               Year                         Amount Due
               1998                        $    83,782
               1999                             89,378
               2000                             90,006
               2001                             63,283
               2002                             61,470
           Thereafter                           41,607
                                            ----------
      Total long-term debt:                $   429,526
                                            ==========

<PAGE F-10>

6.	INCOME TAXES:

A reconciliation of the income tax expense on income at the U.S. federal statutory rate to the reported income tax expense follows:

                                                 1997             1996           1995
U.S. federal statutory rate applied
 to pretax income                           $ (1,355,926)     $ (502,395)    $ (270,236)
Permanent differences and adjustments             31,906           6,270           (153)
Tax assets and net operating loss
 carryforwards not recognized for
 financial reporting purposes
 (changes in valuation allowances)             1,324,020         496,125        270,389
                                             -----------       ---------      ---------
Income tax provision                        $          -      $        -     $        -
                                             ===========       =========      =========


As of December 31, 1997 and 1996, the Company had generated deferred tax assets as follows:

                                                        December 31,
                                                  1997                1996
Gross deferred tax assets-
  Net operating loss (NOL) carryforward       $ 7,779,866        $ 4,629,283
  Reserves for inventory obsolescence           2,068,734            185,783
  Bad debt reserve                                  7,500                  -
  Vacation Accrual                                 58,377                  -
  Other timing differences                         37,053                  -
                                               ----------         ----------
                                                9,951,530          4,815,066
  Current federal statutory rate                       34%                34%
                                               ----------         ----------
  Deferred tax assets                           3,383,520          1,637,122
  Less- SFAS 109 valuation allowance           (3,383,520)        (1,637,122)
                                               ----------         ----------
        Net deferred tax asset                $         -        $         -
                                               ==========         ==========


Deferred income taxes include the tax impact of NOL carryforwards. Realization of these assets, as well as other assets listed above, is contingent on future taxable earnings by the Company. In accordance with the provisions of SFAS 109, a valuation allowance of $(3,383,520) and $(1,637,122) at December 31, 1997 and 1996, respectively, has been applied to these assets. During 1995, there was an ownership change in the Company as defined under Section 382 of the Internal Revenue Code of 1986, which adversely affects the Company's ability to utilize the NOL carryforward.

<PAGE F-11>

7.	EQUITY TRANSACTIONS:

   1997 Transactions

During 1997, the Company, through several private transactions with accredited investors, sold approximately 2.8 million of common stock for approximately $2.7 million or approximately $0.98 per share. Of the shares issued, 2.3 million were issued from treasury shares. As a result of these transactions, the Company raised in excess of $2.6 million for its working capital, implementation of the Company's acquisition strategy and research and development.

On July 16, 1997, the Company repurchased 745,126 shares held by Alan S.K. Yong, former founder and President of Dauphin, for $260,794 or $0.35 per share. Simultaneously, the Company accepted Mr. Yong's resignation from the Board of Directors.

On September 5, 1997, under the employment contract, the Company issued 12,500 shares to Richard M. Schultz. Under the contract, Mr. Schultz is entitled to purchase 50,000 common shares per year for the duration of his employment contract at $1.00 below the market value on the date immediately preceding the date of exercise. The common shares issued in connection with this transaction were treasury shares.

In the fourth quarter, the Company conducted a private placement of 4,391,852 shares of common stock at $1.00 per share. All shares issued were previously unissued and unregistered. In total, $4,391,852 was raised. As of December 31, 1997, the Company closed this private placement. As part of the transaction, a lead broker/dealer received $439,185 or ten (10%) percent cash compensation and 131,756 common shares or three (3) shares for each 100 shares placed as commission for the amount raised. The broker/dealer also has an option to purchase additional 175,674 shares or four (4) shares for each 100 shares placed at a $1.00 each within one year from the close of this transaction.

   1996 Transactions

On February 6, 1996 the Company entered into an agreement with Victor Baron, Savely Burd and Interactive Controls, Inc., an Illinois corporation ("Intercon"). Under the terms of the agreement, the Company acquired a business plan devised by Intercon for the design and manufacturing of industrial control systems and software. The Company also agreed to employ Messrs. Baron and Burd and provided Intercon the opportunity to receive (a) 1,000,000 shares of common stock the first fiscal year the Company realizes aggregate gross revenue of $5,000,000;
(b) an additional 200,000 shares of common stock for each additional $1,000,000 in gross sales revenues exceeding $5,000,000 and up to $10,000,000; and (c) additional .25 shares of common stock for each dollar in net earnings before taxes. The aggregate number of shares issued under the Intercon agreement may not in any event exceed 25% of the Company's shares outstanding as of the effective date of its Plan of Reorganization. To date, no Intercon products have been developed or produced under the business plan and no shares have been issued to Intercon. Mr. Burd continues to serve as an employee and Chief Financial Officer of the Company. Mr. Baron's employment with the Company terminated on February 24, 1998.

On April 19, 1996, TPL, a related party, commenced a private placement of certain 9% unsecured promissory notes convertible to certain Company's shares received by it in connection with debtor-in-possession financing provided by TPL to the Company. As a result of the private placement and conversion of notes as specified in the Offering Memorandum, the Company received $995,409, or sixty percent of the proceeds of the private placement, in exchange for 888,757 reserve shares at $1.12 per share.

On October 22, 1996 the Company issued a convertible note to Tiedemann/Economos Global Emerging Growth Fund (a shareholder of the Company) in the principal amount of $770,000. The note, at the election of the holder, was converted into 1,100,000 common shares. Simultaneously, the Company conducted a private placement to qualified investors of 1,059,286 common shares for $796,616 or $0.75 per share. The common shares issued in connection with these transactions were unissued shares that were previously registered by the Company. The funds obtained from these transactions were used to repurchase 2,159,286 common shares for $1,187,607 or $0.55 per share. As a result of the transaction, the Company generated $379,009 for operating capital.

<PAGE F-12>

On November 12, 1996, the Company registered with the SEC all corporate unregistered shares issued in private transactions and as a result of bankruptcy settlement. Also, 2,950,000 reserve shares were registered for future capital or expansion needs, of which 2,159,286 shares were reissued in connection with above described share repurchase transaction.

   Subsequent Events

On January 5, 1997, under the employment contract, the Company issued 12,500 shares to Richard M. Schultz. Under the contract, Mr. Schultz is entitled to purchase 50,000 common shares per year for the duration of his employment contract at $1.00 below the market value on the date immediately preceding the date of exercise. The common shares issued in connection with this transaction were treasury shares.

8.	COMMITMENTS AND CONTINGENCIES:

The Company is paying approximately $10,000 per month to rent its corporate facilities. The lease has a three-year term with a five-year renewal option. The Company leases RMS facilities for approximately $14,000 per month. The lease on RMS facility has a five-year term with an additional five-year optional extension.

9.	RELATED-PARTY TRANSACTIONS:

CADserv, an engineering services company based in Schaumburg, Illinois, controlled by an Officer and a major shareholder, has contributed to the design, packaging and manufacturing of Dauphin's DTR and Orasis( product lines and will likely continue in this capacity in the future.

In June, July and August 1997, the Company borrowed an aggregate sum of $492,500 from related parties. As of the date of these financial statements all funds have been repaid together with $35,220 of accrued interest.

On July 16, 1997 the Company repurchased 745,126 shares held by Alan S.K. Yong, former founder and President of the Company for $260,794 or $0.35 per share. Simultaneously, the Company accepted Mr. Yong's resignation from the Board of Directors.

On September 4, 1997, the Company signed a letter of understanding to acquire CADserv. As of the date hereof, the letter of understanding has been verbally extended and the acquisition of CADserv is pending the approval of the Company's Board of Directors and obtain the necessary financing.

RMS facilities are leased from Enclave Corporation that is owned by Richard M. Schultz, President of RMS.

<PAGE F-13>