Form 10-Q
period 1998-03-31
DAUPHIN TECHNOLOGY INC
filed 1998-05-14
CIK 832489

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
            For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No _____

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X     No _____

                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 1998, 37,035,673 shares of the registrant's common stock, $.001 par value, was issued and 36,352,219 was outstanding, with 683,454 treasury shares.

<PAGE 1>

                        DAUPHIN TECHNOLOGY, INC.
                           Table of Contents

                                                          Page
PART I       FINANCIAL INFORMATION
    Item 1.  Financial Statements
             BALANCE SHEETS
             March 31, 1998 and December 31, 1997           3

             STATEMENTS OF OPERATIONS
             Three Months Ended March 31, 1998 and 1997     4

             STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             Three Months Ended March 31, 1997,
             Nine Months Ended December 31, 1997 and
             Three Months Ended March 31, 1998              5

             STATEMENTS OF CASH FLOWS
             Three Months Ended March 31, 1998 and 1997     6

             NOTES TO FINANCIAL STATEMENTS                  7

    Item 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition          11

PART II      OTHER INFORMATION                              12

    Item 1.  Legal Proceedings

    Item 2.  Changes in the Rights of the Company's Security Holders

    Item 3.  Default by the Company on its Senior Securities

    Item 4.  Submission of Matters to a Vote of Securities Holders

    Item 5.  Other Information

    Item 6(a).  Exhibits

    Item 6(b).  Reports on Form 8-K

SIGNATURE                                                   13

<PAGE 2>

                        DAUPHIN TECHNOLOGY, INC.
                             BALANCE SHEETS
                 MARCH 31, 1998  AND DECEMBER 31, 1997

                                            March 31,     December 31,
                                              1998           1997
CURRENT ASSETS:
   Cash                                    $ 1,918,182      $ 3,620,880
   Accounts receivable
     Trade, net of allowance for
      bad debt of $7,500                       319,019          462,821
     Other receivables                           3,500           20,195
   Inventory, net of reserve for
     obsolescence of $2,130,041 at
     March 31, 1998 and $2,143,934
     at December 31, 1997                    1,797,364        1,531,464
   Prepaid Expenses                             74,882           39,201
                                           -----------      -----------
       Total Current Assets                  4,112,947        5,674,561

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation of
   $214,523 at March 31, 1998 and
   $176,318 at December 31, 1997             1,138,462          739,556

GOODWILL, net of amortization of
   $31,370 at March 31, 1998
   and $20,427 at December 31, 1997            844,076          855,019
                                           -----------      -----------
     TOTAL ASSETS                          $ 6,095,485      $ 7,269,136
                                           ===========      ===========

CURRENT LIABILITIES:
   Accounts payable                        $   645,046      $   790,784
   Accrued expenses                            119,882          285,837
   Current portion of long-term debt            83,782           83,782
   Short-term borrowing                          1,973           87,394
                                           -----------      -----------
     Total current liabilities                 850,684        1,247,797

LONG-TERM DEBT                                 385,782          345,744

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 10,000,000
     shares authorized but none issued             ---              ---
   Common stock $0.001 par value,
     100,000,000 shares authorized:
     37,035,673 shares issued at March
     31, 1998 and December 31, 1997, and
     36,352,219 outstanding at March 31,
     1998 and 36,305,096 outstanding at
     December 31, 1997                          37,036           37,036
   Paid in capital                          29,325,238       29,283,136
   Treasury shares                            (239,209)        (255,702)
   Accumulated deficit                     (24,264,045)     (23,388,875)
                                           -----------      -----------
TOTAL SHAREHOLDERS' EQUITY                   4,859,020        5,675,595
                                           -----------      -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                    $ 6,095,485      $ 7,269,136
                                           ===========      ===========

<PAGE 3>

                        DAUPHIN TECHNOLOGY, INC.
                        STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                               1998             1997
                                           -----------      -----------
NET SALES                                  $ 1,456,522      $    22,317
COST OF SALES                                1,235,709           13,205
                                           -----------      -----------
   Gross profit                                220,843            9,112

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSE                      563,684          335,734

RESEARCH AND DEVELOPMENT EXPENSE               555,027            3,852
                                           -----------      -----------
   (Loss) before interest and income taxes    (897,868)        (330,474)

INTEREST EXPENSE                                20,543              ---

INTEREST INCOME                                 43,241            3,843
                                           -----------      -----------
   (Loss) before income taxes                 (875,170)        (326,631)

INCOME TAXES                                       ---              ---
                                           -----------      -----------
     NET (LOSS)                            $  (875,170)     $  (326,631)
                                           ===========      ===========

BASIC AND DILUTED (LOSS) PER SHARE         $     (0.03)     $     (0.01)
                                           ===========      ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                36,339,137       29,547,111

<PAGE 4>

                         DAUPHIN TECHNOLOGY, INC.
              STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
 THREE MONTHS ENDED MARCH 31, 1997, NINE MONTHS ENDED DECEMBER 31, 1997
                 AND THREE MONTHS ENDED MARCH 31, 1998

                                       Common Stock        Paid-in          Treasury Stock           Accumulated
BALANCE                            Shares       Amount     Capital      Shares         Amount          Deficit       Total
                                 ----------   --------  ------------  ----------   ------------   --------------  ------------
December 31, 1996                31,706,397   $ 31,706  $ 23,649,659  (2,159,286)  $ (1,187,607)  $  (19,400,858) $  3,092,900

Issuance of common stock in connection with:
   Private placement                146,500        147       147,153         ---            ---              ---       147,300
Purchase of treasury shares             ---        ---           ---    (146,500)       (80,575)             ---       (80,575)
Net (loss)                              ---        ---           ---         ---            ---         (326,631)     (326,621)
                                 ----------   --------  ------------  ----------   ------------   --------------  ------------
March 31, 1997                   31,852,897     31,853    23,796,812  (2,305,786)    (1,268,182)     (19,727,489)    2,832,994

Issuance of common stock in connection with:
   Private placement              4,726,020      4,726     4,435,141         ---            ---              ---     4,439,867
   Commissions to broker/dealer     131,756        132          (132)        ---            ---              ---           ---
   Purchase of a subsidiary         220,000        220       232,980         ---            ---              ---       233,200
   Escrow shares                    105,000        105           ---         ---            ---              ---           105
Purchase of treasury stock              ---        ---           ---    (745,126)      (260,794)             ---      (260,794)
Issuance of treasury stock              ---        ---       812,084   2,307,835      1,266,400              ---     2,078,484
Stock bonuses paid                      ---        ---         6,251      12,500          6,874              ---        13,125
Net (loss)                              ---        ---           ---         ---            ---       (3,661,386)   (3,661,386)
                                 ----------   --------  ------------  ----------   ------------   --------------  ------------
December 31, 1997                37,035,673     37,036    29,283,136    (730,577)      (255,702)     (23,388,875)    5,675,595

Stock bonuses paid                      ---        ---        42,102      47,123         16,493              ---        58,595
Net (loss)                              ---        ---           ---         ---            ---         (875,170)     (875,170)
                                 ----------   --------  ------------  ----------   ------------   --------------  ------------
March 31, 1998                   37,035,673   $ 37,036  $ 29,325,238    (683,454)  $   (239,209)  $  (24,264,045) $  4,859,020
                                 ==========   ========  ============  ==========   ============   ==============  ============
<TABLE/>

<PAGE 5>

                        DAUPHIN TECHNOLOGY, INC.
                        STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                           1998             1997
                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES -
   Net (loss)                                          $  (875,170)     $  (326,631)
   Non-cash items included in net (loss):
     Depreciation and amortization                          49,148           10,452
   Change in:
     Decrease/(increase) in accounts receivable - trade    143,802             (709)
     Decrease/(increase) in accounts receivable - other     16,695           (9,187)
    (Increase) in inventory                               (265,900)         (41,334)
    (Increase) in prepaid expenses                         (35,681)             ---
    (Decrease) in accounts payable                        (145,738)        (168,766)
    (Decrease) in accrued expenses                        (165,954)          (1,021)
    (Decrease) in short term notes                         (14,001)             ---
                                                       -----------      -----------
        Net cash (used for) operating activities        (1,292,799)        (537,196)

CASH FLOWS FROM INVESTING ACTIVITIES -

   Purchase of property and equipment                     (383,707)          (3,500)
                                                       -----------      -----------
        Net cash (used for) investing activities          (383,707)          (3,500)

CASH FLOWS FROM FINANCING ACTIVITIES -
   Long-term leases and other obligations, net                 ---           (2,246)
   Proceeds from issuance of shares                         58,595           66,725
  (Decrease) in short term borrowing                       (84,787)             ---
                                                       -----------      -----------
         Net cash provided by financing activities         (26,192)          64,479
                                                       -----------      -----------
         Net (decrease) in cash                         (1,702,698)        (476,217)

CASH BEGINNING OF PERIOD                                 3,620,880          620,600
                                                       -----------      -----------
CASH END OF PERIOD                                     $ 1,918,182      $   144,383
                                                       ===========      ===========

CASH PAID DURING THE PERIOD FOR -
   Interest                                            $    20,543      $       793
   Income Taxes                                                ---              ---
                                                       ===========      ===========

NON-CASH ACTIVITY:
   Capital Lease Obligations                           $    53,405      $       ---
                                                       ===========      ===========
<TABLE/>

<PAGE 6>

                        DAUPHIN TECHNOLOGY, INC.
                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Dauphin Technology, Inc. (the "Company") was founded to design, manufacture and market mobile computing systems, including laptop, notebook, hand-held and pen-based computers, components and accessories.
Historically, the Company marketed directly and through other distribution channels to both the commercial and government market segments.

On June 6, 1997, Dauphin acquired all issued and outstanding shares of R.M. Schultz & Associates, Inc. ("RMS"), an electronics contract manufacturing firm located in McHenry, Illinois. RMS is involved in electronics design, development and production of products for manufacturers located in Illinois and Wisconsin (see Note 3).

Basis of Presentation

The consolidated financial statements include the accounts of Dauphin
Technology, Inc. and its wholly owned subsidiary, RMS (the "Company").
All significant intercompany transactions and accounts have been eliminated in consolidation.

2.  SUMMARY OF MAJOR ACCOUNTING POLICIES:

Accounting Pronouncements

Earnings per share are calculated under guidelines of FASB No. 128
"Earnings per Share" wherein earnings per share are presented for basic and diluted shares on income from operations and net income. Basic earnings per share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 36,339,137 for the three month period March 31, 1998 and 29,547,111 for the three month period March
31, 1997. Diluted earnings per share are calculated using earnings available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. There is no difference between basic and diluted earnings per share as there are no potential dilutive common shares.

The Company adopted FASB Statement No. 130, "Reporting Comprehensive
Income", establishing standards for reporting and displaying comprehensive income in a full set of general-purpose financial statements. There is no difference between the net income reported and comprehensive net income for the three months ending March 31, 1998 and 1997.

The Company also adopted a Statements of Position ("SOP") 98-5,
"Reporting on the Costs of Start-Up Activities". The SOP requires that all start-up related costs, including organizational costs, be expensed
as incurred and all previous capitalization costs be written off.   The
adoption of the SOP did not have a material impact on the financial statements.

Unaudited Financial Statements

This Form 10-Q updates the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in accordance with the instructions on the Form 10-Q. It is presumed that the reader has read the Annual Report on Form 10-K.

The accompanying statements are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form
10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of results have been included. The interim financial statements contained herein do not include all of the footnotes and other information required by generally accepted accounting principles for complete financial statements as provided at year end.

The reader is reminded that the results of operations for the interim period are not necessarily indicative of the results for the complete year.

<PAGE 7>

3.  BUSINESS DEVELOPMENT

R. M. Schultz & Associates, Inc.

On June 6, 1997, the Company acquired all outstanding common stock of RMS for $2,430,258, consisting of issuance of common stock for $233,200 and an assumption of $2,197,058 of liabilities. The transaction was accounted for as a purchase. The price was allocated to accounts receivable ($590,330), inventories ($772,658), other current assets
($43,716), property and equipment ($148,108), with the remaining amount
($875,446) being allocated to goodwill. The goodwill is being amortized over 20 years.

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

Results of the operations of RMS are included within the consolidated financial statements commencing June 6, 1997. Unaudited pro forma results as if the transaction occurred on January 1, 1997 are as follows
(unaudited):

                                                 Three Months Ended
                                                   March 31, 1997
                                                    -------------
Revenues                                             $  1,334,473
Net (loss)                                               (287,325)
Basic and diluted earnings (loss) income per share   $      (0.01)
Weighted average shares outstanding                    29,547,111

Such pro forma information is not necessarily indicative of the results of future operations.

4.  COMMITMENTS AND CONTINGENCIES

The Company has contracted with Family Tools, Inc. for the manufacturing of the industrial molds for the Orasis(. The total commitment was $521,250 of cash, before final modifications, of which $270,925 was paid in the first quarter, and 60,000 Company $.001 par common shares (see
Note 6).

The Company is involved in a lawsuit with an ex-employee/officer that has claimed that the Company wrongfully discharged him. The suit was filed on April 11, 1998. Management believes that the Company has several defenses to the claim and made adequate provisions in the financial statements for any expected liability that may result from the disposition of the lawsuit. It is the opinion of management that the ultimate liability, if any, will not be material to the Company's results of operations or financial position.

5.  LIABILITIES

During the first quarter of 1998, the Company financed a purchase of certain operating equipment, industrial molds and leasehold improvements. The Company financed approximately $52,000 of such purchases with a capital lease payable over the next three years.

<PAGE 8>

6. EQUITY TRANSACTIONS

1998 Events

On January 5, and then on March 5, 1998, under an employment contract relating to the RMS acquisition, the Company issued 12,500 shares on each date to Richard M. Schultz. Under the contract, Mr. Schultz is entitled to purchase 50,000 common shares per year for the duration of his employment contract at $1.00 below the market value on the date immediately preceding the date of exercise. The common shares issued in connection with this transaction were treasury shares. On March 6, 1998
Mr. Schultz returned 7,877 shares to treasury as repayment of his obligation to the Company.

On March 3, 1998, for the services performed, the Company issued 30,000 shares to Mr. Mikolai Prociuk.

On March 31, 1998 the Company registered with Securities and Exchange
Commission 4,523,608 shares issued to accredited investors in a private placement that concluded in December 1997. In addition to shares issued in the private placement, the Company registered 2,964,327 shelf shares that will be used, if needed, for future acquisitions, to raise capital, if needed, to fund production of Orasis( hand-held computer and RMS contract manufacturing operations, and to expand the Company's employee benefits and product and service offerings. These shelf shares have not been issued and are not outstanding.

Subsequent Events

On May 8, 1998 the Company issued 60,000 treasury shares to Family Tools for the services provided in connection with the manufacturing of industrial molds for production of the Orasis( hand-held computer. The shares will be valued at $1.125, closing bid price on that day. The total amount of cash expended and shares issued will be capitalized and amortized over the number of units produced over the life of the molds.

7.  CONVERTIBLE DEBT - SUBSEQUENT EVENT

On May 13, the Company issued 8% Convertible Subordinated Debentures -
2001 to four accredited investors in an aggregate principal amount not to exceed $1,000,000, which is due and payable on May 13, 2001. Interest is computed at a simple rate and is due and payable on an annual basis.
Both interest and principal can be paid in either cash or through issuance of the Company's $.001 par common stock and is due and payable in full in three years after the issuance. The holders of the Debentures have the right to convert 100% of principal and interest, at any time, into Company's $.001 par common stock, based on a formula. In addition to interest, debenture holders are entitled to purchase up to 150,000 shares of $.001 par common stock with exercise of detachable warrants. The warrants are priced at 115% of the closing bid on the day before the exercise date. In addition, the Company paid 8% of the principal amount of the debenture, and issued 50,000 warrants, as fee for placement of the debentures through a registered broker-dealer.

<PAGE 9>

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF RESULTS OF
                   OPERATIONS AND FINANCIAL CONDITION

Note: This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the Company's Securities and Exchange Commission filings and reports including, but not limited to, its fiscal year 1997 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CHANGES IN FINANCIAL POSITION

March 31,1998 Compared to December 31, 1997

During the first quarter of 1998, total assets decreased to $6,095,000 at March 31 from $7,269,000 at December 31, 1997. The decrease was primarily due to continued expenditures on Research and Development (R &
D) of Dauphin's new flagship product, Orasis. In addition to R & D expenditures, the Company repaid approximately $400,000 of current liabilities and increased its workforce. Decrease in cash from $3,621,000 on December 31, 1997 to $1,918,000 on March 31, 1998, was due
to all factors mentioned above as well as expenditures for industrial molds and Orasis( electronic component inventory. Accounts Receivable represent certain funds due to the Company as part of the normal operations of the Company, including RMS operations.

Total liabilities decreased by approximately $357,000 as a result of payment of a portion of the current liabilities. The remaining debt represents normal obligations incurred in a day-to-day operation of the Company and long-term leases. Shareholders Equity - Common Stock, Paid-in-Capital and Treasury Shares reflect the issuance of additional shares as part of the employment contract between the Company and Richard M.
Schultz and payment of obligations.

RESULTS OF OPERATIONS

March 31, 1998 compared to March 31, 1997

Revenues

Total sales revenue in the first quarter of 1998 dramatically increased from the first quarter of 1997 due to operations of newly acquired RMS.
Gross profit for the first quarter of 1998 was approximately 16%, which is consistent with RMS historical operating profits.

Expenses

Selling, general and administrative expenses increased from $336,000 in the first quarter of 1997 to $564,000 in the first quarter of 1998. The increase is primarily due to additional salaries for new employees and increased spending on trade shows to introduce Orasis. The Company now employs approximately one hundred people versus just twelve a year ago.
R and D costs increased from $4,000 in the first quarter of 1997 to $555,000 in the first quarter of 1998. The increase was due to spending related to development of Orasis.

Net Income(Loss)

The (loss) after tax increased for the first quarter of 1998 to ($875,000) or ($0.03) per share from ($327,000) or ($0.01) per share in 1997.
(Loss) per common share is calculated based on the monthly weighted average number of common shares outstanding which were 36,339,137 for the three month period March 31, 1998, and 29,547,111 for the period
March 31, 1997.

<PAGE 10>

LIQUIDITY AND CAPITAL RESOURCES

The Company had extensive cash requirements in the first quarter of 1998 due to the latter stages of development and pre-production phases for the Orasis. Costs associated with the Company's financial requirements in the first quarter of 1998 were met through cash generated from private placement of shares to accredited investors in 1997 and through issuance of Convertible Subordinated Debentures in the second quarter of 1998. The Company expects additional cash requirements in the second quarter of 1998 to fund the early steps of production of the Orasis.
Sales of Orasis should begin late in the second quarter of 1998. Cash flow generated from the sales of Orasis, will be applied to current and future working capital needs, future research and development as well day-to-day operating needs of the Company. The Company will be pursuing avenues to raise additional operating capital, possibly through a credit facility.

The Company believes that the funds it currently has on hand, including funds raised through issuance of Convertible Debentures, when coupled with its anticipated operating profits, and any additional funds it may borrow in the future, provide sufficient funds for the Company to finance its operations.

<PAGE 11>

                      PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is involved in a lawsuit with an ex-employee/officer that has claimed that the Company wrongfully discharged him.  The suit was filed on April 11, 1998. Management believes that the Company has several defenses to the claim and made adequate provisions in the financial statements for any expected liability that may result from the disposition of the lawsuit.  It is the opinion of management that the ultimate liability, if any, will not be material to the Company's results of operations or financial position.

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

Dated:  May 14, 1998

DAUPHIN TECHNOLOGY, INC.
   (Registrant)

By: /s/ Savely Burd
        Savely Burd
       (Chief Financial Officer)

<PAGE 13>
