Form 10-Q
period 1998-06-30
DAUPHIN TECHNOLOGY INC
filed 1998-08-17
CIK 832489

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended June 30, 1998

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 13, 1998, the number of shares of the registrant's common stock, $.001 par value, 37,865,034 was issued and 37,181,580 was outstanding, with 683,454 treasury shares.

<PAGE 1>

                           DAUPHIN TECHNOLOGY, INC.
                             Table of Contents

Page
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

            BALANCE SHEETS
            June 30, 1998 and December 31, 1997                    3

            STATEMENTS OF OPERATIONS
            Six Months and Three Months Ended June 30,
            1998 and 1997                                          4

            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
            Six Months Ended June 30, 1997,
            December 31, 1997 and June 30, 1998                    5

            STATEMENTS OF CASH FLOWS
            Six Months Ended June 30, 1998 and 1997                6

            NOTES TO FINANCIAL STATEMENTS                          7

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition                     11

PART II     OTHER INFORMATION                                      13
Item 1.     Legal Proceedings
Item 2.     Changes in the Rights of the Company's Security Holders
Item 3.     Default by the Company on its Senior Securities
Item 4.     Submission of Matters to a Vote of Securities Holders
Item 5.     Other Information
Item 6(a).  Exhibits
Item 6(b).  Reports on Form 8-K

            SIGNATURE                                              13

<PAGE 2>

                           DAUPHIN TECHNOLOGY, INC.
                                BALANCE SHEETS
                     JUNE 30, 1998 AND DECEMBER 31, 1997

                                              June 30,         December 31,
                                                1998                1997
                                           ------------        ------------
CURRENT ASSETS:
   Cash                                    $    653,581        $  3,620,880
   Accounts receivable
     Trade, net of allowance for bad
      debt of $7,500                            484,596             462,821
     Other receivables                           49,410              20,195
   Inventory, net of reserve for obsolescence
    of $2,130,041 at June 30, 1998 and
    $2,143,934 at December 31, 1997           2,478,075           1,531,464
   Prepaid Expenses                              66,253              39,201
                                           ------------        ------------
	Total Current Assets                    3,731,915           5,674,561

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of	$267,589 at June 30, 1998
  and $176,318 at December 31, 1997           1,442,836             739,556

GOODWILL, net of amortization of $47,420
  at June 30, 1998 and $20,427 at
  December 31, 1997                             828,026             855,019

OTHER ASSETS                                     54,411                 ---
                                           ------------        ------------
   TOTAL ASSETS                            $  6,057,188        $  7,269,136
                                           ============        ============


CURRENT LIABILITIES:
   Accounts payable                        $    865,471        $    790,784
   Accrued expenses                              69,583             285,837
   Current portion of long-term debt             83,782              83,782
   Short-term borrowing                             ---              87,394
                                           ------------        ------------
      Total Current Liabilities               1,018,836           1,247,797

CONVERTIBLE DEBENTURES, net of debt
  discount of $24,640 (Note 5)                  480,360                 ---

LONG-TERM DEBT                                  388,031             345,744

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 10,000,000
    shares authorized but none issued               ---                 ---
   Common stock $0.001 par value, 100,000,000
    shares authorized: 37,335,491 shares issued
    at June 30, 1998 and 37,035,673 at December
    31, 1997, and 36,652,037 outstanding at
    June 30, 1998 and 36,305,096 outstanding
    at December 31, 1997                         37,335              37,036
   Warrants (Note 5)                             24,855                 ---
   Paid in capital                           29,601,289          29,283,136
   Treasury shares                             (239,209)           (255,702)
   Accumulated deficit                      (25,254,309)        (23,388,875)
                                           ------------        ------------
TOTAL SHAREHOLDERS' EQUITY                    4,169,961           5,675,595
                                           ------------        ------------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                    $  6,057,188        $  7,269,136
                                           ============        ============

<PAGE 3>

                           DAUPHIN TECHNOLOGY, INC.
                           STATEMENTS OF OPERATIONS
           SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                    Six Months                Three Months
                                   Ended June 30              Ended June 30
                                1998          1997          1998          1997
                            ------------   -----------    -----------   ----------
NET SALES                   $  2,623,702   $   359,464    $ 1,167,180   $  337,147
COST OF SALES                  2,289,608       388,698      1,053,899      375,493
                            ------------   -----------    -----------   ----------
   Gross Profit                  334,094       (29,234)       113,281      (38,346)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE       1,386,809       652,428        823,125      316,694

RESEARCH AND DEVELOPMENT
  EXPENSE                        839,517        19,789        284,490       15,937
                            ------------   -----------    -----------   ----------
   (Loss) from Operations     (1,892,232)     (701,451)      (994,334)    (370,977)

INTEREST EXPENSE                  43,820           ---         23,277          ---

INTEREST INCOME                   70,618        58,384         27,377       54,541
                            ------------   -----------    -----------   ----------
   (Loss) before Income Taxes (1,865,434)     (643,067)      (990,234)    (316,436)

INCOME TAXES                         ---           ---            ---          ---
                            ------------   -----------    -----------   ----------
NET (LOSS)                  $ (1,865,434)  $  (643,067)   $  (990,234)  $ (316,436)
                            ============   ===========    ===========   ==========
BASIC AND DILUTED
  (LOSS) PER SHARE          $      (0.06)  $     (0.03)   $     (0.03)  $    (0.01)

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING  36,405,648    29,773,199     36,472,158   29,968,314
<TABLE/>

<PAGE 4>

                            DAUPHIN TECHNOLOGY, INC.
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
 SIX MONTHS ENDED JUNE 30, 1997, TWELVE MONTHS ENDED DECEMBER 31, 1997
                      AND SIX MONTHS ENDED JUNE 30, 1998


                                   Common Stock       Paid-in         Treasury Stock                     Accumulated
BALANCE                          Shares    Amount     Capital       Shares        Amount      Warrants      Deficit         Total
                              ----------  --------  ------------  ----------   ------------   --------   ------------   -----------
December 31, 1996             31,706,397  $ 31,706  $ 23,869,829  (2,159,286)  $ (1,407,777)  $    ---   $(19,400,858)  $ 3,092,900
Issuance of common stock in connection with:
  Private placement              465,714       466       634,033         ---            ---        ---            ---       634,499
  Purchase of a subsidiary       325,000       325       232,875         ---            ---        ---            ---       233,200
  Purchase of treasury shares        ---       ---           ---    (160,500)       (80,575)       ---            ---       (80,575)
  Issuance of treasury shares        ---       ---           ---     726,314        463,004        ---            ---       463,004
  Net (loss)                         ---       ---           ---         ---            ---        ---       (643,067)     (643,067)
                              ----------  --------  ------------  ----------   ------------   --------   ------------   -----------
June 30, 1997                 32,497,111    32,497    24,736,737  (1,593,472)    (1,025,348)       ---    (20,043,925)    3,699,961

Issuance of common stock in connection with:
  Private placement            4,406,806     4,407     3,728,196         ---            ---        ---            ---     3,732,603
  Commissions to broker/dealer   131,756       132          (132)        ---            ---        ---            ---           ---
  Purchase of treasury stock         ---       ---           ---    (731,126)      (260,794)       ---            ---      (260,794)
  Issuance of treasury stock         ---       ---       812,084   1,581,521      1,023,566        ---            ---     1,835,650
  Stock bonuses paid                 ---       ---         6,251      12,500          6,874        ---		---        13,125
  Net (loss)                         ---       ---           ---         ---            ---        ---     (3,344,950)   (3,344,950)
                              ----------  --------  ------------  ----------   ------------   --------   ------------   -----------
December 31, 1997             37,035,673    37,036    29,283,136    (730,577)      (255,702)       ---    (23,388,875)    5,675,595

Issuance of common stock in connection with:
  Conversion of debentures       204,918       205       175,251         ---            ---        ---		---       175,456
  Brokerage fee                   19,400        19        19,981         ---            ---        ---		---        20,000
  Tooling for Orasis              60,000        60        67,440         ---            ---        ---		---        67,500
  Warrants                           ---       ---           ---         ---            ---     24,855		---        24,855
  Stock bonuses paid              15,500        15        55,481      47,123         16,493        ---		---        71,989
  Net (loss)                         ---       ---           ---         ---            ---        ---     (1,865,434)   (1,865,434)
                              ----------  --------  ------------  ----------   ------------   --------   ------------   -----------
June 30, 1998                 37,335,491  $ 37,335  $ 29,601,289    (683,454)  $   (239,209)  $ 24,855   $(25,254,309)	$ 4,169,961
                              ==========  ========  ============  ==========   ============   ========   ============   ===========
<TABLE/>

<PAGE 5>

                         DAUPHIN TECHNOLOGY, INC.
                         STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                  1998          1997
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES -
   Net (Loss)                               $ (1,865,434)   $  (643,067)
   Non-Cash Items Included in Net (Loss):
     Depreciation                                 91,271         24,948
     Amortization of Goodwill                     26,993          2,218
  Change in - prior to purchase of
   Richard M. Schultz and Associates, Inc.:
   Accounts Receivable - Trade                   (21,775)       (17,886)
   Accounts Receivable - Other                   (29,215)        (2,662)
   Inventory                                    (946,611)         4,591
   Prepaid Expenses                              (27,052)       (24,000)
   Accounts Payable                               74,687       (185,019)
   Accrued Expenses                             (221,077)        73,823
   Other Assets                                  (54,411)           ---
                                             -----------    -----------
    Net Cash (Used for) Operating Activities  (2,972,624)      (767,054)

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchase of Equipment and Furniture          (667,068)        (3,500)
   Purchase of Richard M. Schultz
    & Associates, Inc.                               ---        (70,361)
                                             -----------    -----------
    Net Cash (Used For) Investing Activity      (667,068)       (73,861)

CASH FLOWS FROM FINANCING ACTIVITIES -
   Proceeds from Long-term Leases and
    Other Obligations                                ---         (4,664)
   Proceeds from Convertible Debentures          655,145            ---
   Proceeds from Issuance of Warrants             24,855            ---
   Repayment of Debt                             (17,696)      (699,044)
   Proceeds from Issuance of Common Stock         97,269      1,016,928
   (Decrease)/Increase in Short Term Borrowing   (87,395)       207,500
                                             -----------    -----------
    Net Cash Provided by Financing Activities    672,178        518,720
                                            ------------    -----------
    Net (Decrease) in Cash                    (2,967,299)      (322,195)

CASH BEGINNING OF PERIOD                       3,620,880        620,600
                                            ------------    -----------
CASH END OF PERIOD                          $    653,581    $   298,405
                                            ============    ===========

CASH PAID DURING THE PERIOD FOR -
   Interest                                 $     39,976    $   10,367
   Income Taxes                                      ---           ---
                                            ------------    -----------

SUPPLEMENTAL NON-CASH ACTIVITY -
   Capital Leases                           $     59,982    $      ---
   Issuance of Stock for the Tooling
    of Orasis                               $     67,500    $      ---
   Issuance of Stock for the Services
    Rendered                                $     71,990    $   12,500
  Purchase of Richard M. Schultz and Associates, Inc.
   Liabilities Assumed                      $        ---    $2,041,531
   Stock Issued                             $        ---    $  233,200
                                            ------------    -----------

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

Accounting Pronouncements

Earnings per share are calculated under guidelines of FASB No. 128
"Earnings per Share" wherein earnings per share are presented for basic and diluted shares on income from operations and net income. Basic earnings per share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 36,405,648 for the six month period ending June 30, 1998 and 29,773,199 for the six month period ending June 30, 1997. Diluted earnings per share are calculated using earnings available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The outstanding warrants and convertible securities are not included in diluted earnings per share, as the effect would be antidilutive given the Company's net loss position. Accordingly, diluted earnings per shares equal to basic earnings per share.

The Company adopted FASB Statement No. 130, "Reporting Comprehensive
Income", establishing standards for reporting and displaying comprehensive income in a full set of general-purpose financial statements. There is no difference between the net income reported and comprehensive net income for the three months ending June 30, 1998 and 1997.

The Company also adopted a Statements of Position ("SOP") 98-5,
"Reporting on the Costs of Start-Up Activities". The SOP requires that all start-up related costs, including organizational costs, be expensed
as incurred and all previous capitalization costs be written off.   The
adoption of the SOP did not have a material impact on the financial statements.

The Financial Accounting Standards Board (FASB) has issued two accounting pronouncements, which the Corporation will adopt in the fourth quarter of 1998. FASB Statement No. 131, "Disclosures about
Segments of an Enterprise and Related Information" and Statement No.
132 "Employer's Disclosure about Pension and Post Retirement Benefits".
FASB has also issued Statement No. 133, "Accounting for Derivative
Instruments and Hedging Activities". The Corporation is currently evaluating the impact of these pronouncements; however it does not anticipate that the adoption of these statements will have a material impact on results of operations or financial position.

<PAGE 7>

Unaudited Financial Statements

This Form 10-Q updates the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in accordance with the instructions on the Form 10-Q. It is presumed that the reader has read the Annual
Report on Form 10-K.

The accompanying statements are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form
10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of results have been included. The interim financial statements contained herein do not include all of the footnotes and other information required by generally accepted accounting principles for complete financial statements as provided at year-end.

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

Under the terms of the acquisition, RMS shareholders received 220,000 shares of Dauphin common stock, with an additional 105,000 of such shares deposited into an escrow to be released equally over the next three years if certain financial goals of RMS are achieved. Upon issuance of the shares, there will be an additional element of cost related to the transaction that will be recorded as goodwill and amortized over the remaining life. At June 30, 1998, RMS had not reached its financial goals and no shares have been issued under the purchase agreement.

Results of the operations of RMS are included within the consolidated financial statements commencing June 6, 1997. Unaudited pro forma results as if the transaction occurred on January 1, 1997 are as follows (unaudited):

                               Three Months Ended     Six Months Ended
                                  June 30, 1997         June 30, 1997
                                -----------------     ----------------
Revenues                         $       889,523      $     2,223,162
Net (loss)                       $      (842,214)     $    (1,203,144)
Basic and diluted earnings
  (loss) income per share        $         (0.03)     $         (0.04)
Weighted average shares
   outstanding                        30,188,314           29,993,199

Such pro forma information is not necessarily indicative of the results of future operations.

4.  COMMITMENTS AND CONTINGENCIES

The Company has contracted with Family Tools, Inc. for the manufacturing of the industrial molds for the Orasis(. The total commitment was $521,250 before final modifications, of which $494,537 was paid through the end of the second quarter, including payment of $67,500 through issuance of 60,000 $.001 par value common shares at $1.125 per share (see Note 6).

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

<PAGE 8>

5.  CONVERTIBLE DEBT AND WARRANTS

On May 13 1998 the Company issued 8% Convertible Subordinated
Debentures - 2001 to four accredited investors in an aggregate principal amount not to exceed $1,000,000, which is due and payable on or about May 13, 2001. Interest is computed at a simple rate and is due and payable on an annual basis. Both interest and principal can be paid in either cash or through issuance of the Company's $.001 par value common stock and is due and payable in full three years after the issuance. The holders of the Debentures have the right to convert 100% of principal and interest, at any time, into Company's $.001 par value common stock, based on a formula. In addition to interest, Debenture holders are entitled to purchase up to 150,000 shares of $.001 par value common stock with exercise of detachable warrants. The warrants are priced at 115% of the closing bid on the day before the exercise date. In addition, the Company paid 8% of the principal amount of the Debenture, and issued 50,000 warrants, as fee for placement of the Debentures through a registered broker-dealer.

Through June 30, 1998, the Company issued $680,000 of convertible securities, paid $35,475 of issuance costs and issued 102,000 warrants.
The warrants were valued at $24,855 using the Black-Scholes securities valuation model and are recorded as a debt discount. The Company also issued 19,400 common shares in lieu of placement fees to a placement agent.

6. EQUITY TRANSACTIONS

1998 Events

On January 5, March 5, and June 5, 1998, under an employment contract relating to the RMS acquisition, the Company issued 12,500 shares on each date to Richard M. Schultz. Under the contract, Mr. Schultz is entitled to purchase 50,000 common shares per year for the duration of his employment contract at $1.00 below the market value on the date immediately preceding the date of exercise. The common shares issued in connection with this transaction were treasury shares. On March 6, 1998 Mr. Schultz returned 7,877 shares to treasury as repayment of his obligation to the Company.

On March 3, 1998, for the services performed, the Company issued 30,000 shares to Mr. Mikolai Prociuk, an employee of the Company, as a bonus.

On March 31, 1998 the Company registered with Securities and Exchange
Commission 4,523,608 shares issued to accredited investors in a private placement that concluded in December 1997. In addition to shares issued in the private placement, the Company registered 2,964,327 shelf shares that will be used, if needed, for future acquisitions, to raise capital, if needed, to fund production of Orasis hand-held computer and RMS contract manufacturing operations, and to expand the Company's employee benefits and product and service offerings.

On May 8, 1998 the Company issued 60,000 common shares to Family Tools,
Inc. for the services provided in connection with the manufacturing of industrial molds for production of the Orasis hand-held computer. The shares were valued at $1.125, closing bid price on that day. The total amount of cash expended and shares issued will be capitalized and amortized over the number of units produced over the life of the molds.

On June 24, 1998, for the services performed, the Company issued 3,000 shares to Ms. Nina O'Connor an employee of the Company, as a bonus.

During the month of June, some of the Convertible Debentures (Note 5) issued by the Company were converted into common shares. In total
204,918 shares were issued in exchange for $175,000 of principal and $485 of interest during the month of June.

Subsequent Event

On July 16, 1998 the remaining $320,000 of the 8% Convertible
Debentures were issued to an accredited investor. Along with that, the Company issued 48,000 warrants to the investor and 50,000 warrants to the placement agent. The Company also issued 17,067 common shares in lieu of placement fees to a placement agent.

<PAGE 9>

During the first part of the month of July, some of the Convertible
Debentures (Note 5) issued by the Company were converted into common shares. In total 531,876 shares were issued in exchange for $510,000 of principal and $11,120 of interest.

<PAGE 10>

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

RESULTS OF OPERATIONS

June 30, 1998 compared to June 30, 1997

Revenues

Total sales revenue in the second quarter of 1998 dramatically increased from the second quarter of 1997 due to operations of newly acquired RMS. Substantially all of the revenue for 1998 is attributable to RMS. Gross profit for the first quarter of 1998 was approximately 13%, which is consistent with RMS historical operating profits.

As of the date hereof, the development of Orasis has been completed and the final production has begun. The Company has received several small purchase orders from the customers and shipped the initial quantities of the product. Also, Orasis was selected as the hardware of choice by the Team Leader project, crime scene computer product to support national, local and international law enforcement agencies, in conjunction with the National Forensic Science Technology Center.

Expenses

Selling, general and administrative expenses increased from $316,000 in the second quarter of 1997 to $823,000 in the second quarter of 1998.
The increase is primarily due to additional salaries for new employees and increased spending on trade shows to introduce Orasis. The Company now employs approximately one hundred people versus just twelve a year ago. Research and Development costs increased from $16,000 in the second quarter of 1997 to $284,000 in the second quarter of 1998. The increase was due to spending related to development of Orasis.

Net Income(Loss)

The (loss) after tax increased for the second quarter of 1998 to ($990,000) or ($0.03) per share from ($316,000) or ($0.01) per share in
1997. (Loss) per common share is calculated based on the monthly weighted average number of common shares outstanding which were 36,472,158 for the three month period June 30, 1998, and 29,968,314 for the period June 30, 1997.

CHANGES IN FINANCIAL POSITION

June 30, 1998 Compared to December 31, 1997

During the second quarter of 1998, total assets decreased to $6,082,000 at June 30 from $7,269,000 at December 31, 1997. The decrease was primarily due to continued expenditures on R & D, purchase of inventory and tooling for the production of Dauphin's new flagship product, Orasis(. In addition to R & D expenditures, the Company repaid approximately $300,000 of current liabilities and increased its workforce. Decrease in cash from $3,621,000 on December 31, 1997 to $653,000 on June 30, 1998, was due to all factors mentioned above as well as expenditures for industrial molds and pre-production setup charges. Accounts Receivable represent certain funds due to the Company as part of the normal operations of the Company, including RMS operations.

<PAGE 11>

Total liabilities increased by approximately $318,000 as a result of issuance of Subordinated Convertible Debentures net of repayment of some short-term liabilities. The remaining debt represents normal obligations incurred in a day-to-day operation of the Company and long-term leases. Shareholders Equity - Common Stock, Paid-in-Capital and
Treasury Shares reflect the issuance of additional shares as part of the employment contract between the Company and Richard M. Schultz and payment of obligations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had extensive cash requirements in the first and second quarters of 1998 due to the latter stages of development and pre-production phases for the Orasis. Costs associated with the Company's financial requirements in the first quarter of 1998 were met through cash generated from private placement of shares to accredited investors in 1997 and through issuance of Convertible Subordinated Debentures in the second quarter of 1998. Sales of Orasis started in early August with single units shipped to customers. Cash flow generated from the sales of Orasis, will be applied to current and future working capital needs, future research and development as well day-to-day operating needs of the Company. The Company will be pursuing avenues to raise additional operating capital, through issuance of additional convertible Debentures to fund the production of Orasis.

The Company believes that the funds it currently has on hand, including funds raised through issuance of Convertible Debentures, when coupled with its anticipated operating profits, and any additional funds it may borrow in the future, provide sufficient funds for the Company to finance its operations.

OTHER

In order to address year 2000 problem, the Company upgraded its Mobile group server and printing capabilities as well as accounting software.
Based on a preliminary study, the Company expects to spend additional
$50,000 to $70,000 from August 1998 through 1999 to modify its remaining computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain software and system integration whose associated costs would be recorded as assets and amortized.
Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

<PAGE 12>

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

Item 2.     Changes in the Rights of the Company's Security Holders.
            None

Item 3.     Default by the Company on its Senior Securities.
            None

Item 4.     Submission of Matters to a Vote of Securities Holders.
            None

Item 5.     Other Information.
            None

Item 6(a).  Exhibits.
            None

Item 6(b).  Reports on Form 8-K
On July 10, 1998 the Company filed a report on a Form 8-K, reporting the status of shelf shares registered as part of the previous filings.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's Chief Financial Officer, thereunto duly authorized.



Dated:	August 14, 1998

DAUPHIN TECHNOLOGY, INC.
    (Registrant)



By: /Savely Burd/
     Savely Burd
    (Chief Financial Officer)

<PAGE 13>
