Form 10-Q
period 1998-09-30
DAUPHIN TECHNOLOGY INC
filed 1998-12-30
CIK 832489

This document was originally filed on November 13, 1998. This is a second transmission.


                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the quarterly period ended September 30, 1998

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

As of November 12, 1998, the number of Shares of the Registrant's
Common Stock, $.001 par value, 38,742,214 was issued and 38,058,760 was outstanding, with 683,454 treasury shares.

<PAGE 1>

                         DAUPHIN TECHNOLOGY, INC.
                           Table of Contents


                                                                   Page
PART I
FINANCIAL INFORMATION
Item 1.   Financial Statements

       CONSOLIDATED BALANCE SHEETS
       September 30, 1998 and December 31, 1997                       3

       CONSOLIDATED STATEMENTS OF OPERATIONS
       Nine Months and Three Months Ended September, 1998 and 1997    4

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
       Twelve Months Ended December 31, 1997 and
       Nine Months Ended September 30, 1998                           5

       CONSOLIDATED STATEMENTS OF CASH FLOWS
       Nine Months Ended September 30, 1998 and 1997                  6

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                         11


PART II
OTHER INFORMATION                                                    14

Item 1.   Legal Proceedings

Item 2.   Changes in the Rights of the Company's Security Holders

Item 3.   Default by the Company on its Senior Securities

Item 4.   Submission of Matters to a Vote of Securities Holders

Item 5.   Other Information

Item 6(a).Exhibits

Item 6(b).Reports on Form 8-K


SIGNATURE                                                            14

<PAGE 2>


                         DAUPHIN TECHNOLOGY, INC.
                       CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                    September 30,      December 31,
                                                        1998               1997
                                                    -------------       ------------
CURRENT ASSETS:
   Cash                                             $     909,706       $  3,620,880
   Accounts Receivable
    Trade, net of bad debt reserve of $7,500              645,125            462,821
    Other                                                  34,575             20,195
   Inventory, net of reserve for obsolescence
    of $2,663,209 at September 30, 1998 and
    $2,143,934 at December 31, 1997                     2,685,917          1,531,464
   Prepaid Expenses                                       246,115             39,201
                                                      -----------        -----------
     	Total Current Assets                              4,521,438          5,674,561

PROPERTY AND EQUIPMENT, net of Accumulated
   Depreciation of $343,954 at September 30,
   1998 and $103,074 at December 31, 1997               1,574,020            739,556

INTANGIBLE ASSETS, net of Accumulated Amortization
   of $58,363 and $20,427 at September 30, 1998
   and December 31, 1997, respectively                    817,083            855,019
                                                      -----------        -----------
         TOTAL ASSETS                                $  6,912,541       $  7,269,136
                                                      ===========        ===========
CURRENT LIABILITIES:
  Accounts Payable                                   $  1,365,503        $   790,784
  Accrued Expenses                                         83,460            285,837
  Current Portion of long-term debt                        83,782             83,782
  Short Term Notes Payable                                    ---             87,394
                                                      -----------        -----------
    Total Current Liabilities                           1,532,745          1,247,797

CONVERTIBLE DEBENTURES, net of debt discount of
  $49,067 (Note 6)                                      1,478,933                ---

LONG-TERM DEBT                                            360,785            345,744

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value, 10,000,000
  Shares Authorized but None Issued                           ---                ---
  Common Stock $.001 Par Value, 100,000,000 Shares
   Authorized: 38,216,090 Shares and 32,407,065
   Issued at September 30, 1998 and December 31,
   1997, and 37,532,636 and 30,612,021 Outstanding
   at September 30, 1998 and December 31, 1997             38,216             37,036
  Treasury Shares                                        (239,209)          (255,702)
  Paid in Capital                                      30,467,694         29,283,136
  Warrants                                                 51,335                ---
  Accumulated Deficit                                 (26,777,958)       (23,388,875)
                                                      -----------        -----------
TOTAL SHAREHOLDERS' EQUITY                              3,540,078          5,675,595
                                                      -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  6,912,541       $  7,269,136
                                                      ===========        ===========
<TABLE/>

<PAGE 3>

                           DAUPHIN TECHNOLOGY, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
         NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                         Nine Months                   Three Months
                                     Ended September 30            Ended September 30
                                     1998          1997            1998          1997
                                 ------------  ------------    ------------  ------------
NET SALES                        $  3,904,916  $  1,466,436    $  1,281,214  $  1,106,972
COST OF SALES                       3,918,136     1,415,843       1,628,528     1,027,145
                                 ------------  ------------    ------------  ------------
   Gross Profit (Loss)                (13,220)       50,593        (347,314)       79,827
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSE           2,205,207     1,007,120         818,398       354,692

RESEARCH AND DEVELOPMENT
   EXPENSE                          1,186,723       298,288         347,206       278,499
                                 ------------  ------------    ------------  ------------
   (Loss) from Operations          (3,405,150)   (1,254,815)     (1,512,918)     (553,364)

INTEREST EXPENSE                       84,163           ---          40,343           ---
INTEREST INCOME                       100,230        65,453          29,612         7,070
                                 ------------  ------------    ------------  ------------
   (Loss) before Income Taxes      (3,389,083)   (1,189,362)     (1,523,649)     (546,294)

INCOME TAXES                              ---           ---             ---           ---
                                 ------------  ------------    ------------  ------------
  NET (LOSS)                     $ (3,389,083) $ (1,189,362)   $ (1,523,649) $   (546,294)
                                 ============  ============    ============  ============
INCOME (LOSS) PER COMMON SHARE:
BASIC AND DILUTED (LOSS)
  PER SHARE                      $      (0.09) $      (0.04)   $      (0.04) $      (0.02)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING        36,709,418    30,183,296      37,316,960    30,040,387
<TABLE/>
<PAGE 4>

                              DAUPHIN TECHNOLOGY, INC.
                   STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              TWELVE MONTHS ENDED DECEMBER 31, 1997 AND NINE MONTHS
                              ENDED SEPTEMBER 30, 1998


                               Common Stock         Paid-in         Treasury Stock                     Accumulated
BALANCE                       Shares     Amount     Capital       Shares        Amount      Warrants      Deficit       Total
-------------------------  -----------  --------  ------------  -----------  -----------  ---------- -------------  -----------
December 31, 1996           31,706,397  $ 31,706  $ 23,869,829   (2,159,286) $(1,407,777) $      ---	$ (19,400,858) $ 3,092,900

Issuance of common stock in connection with:
Private placement            4,872,520     4,873     4,362,229          ---          ---         ---           ---    4,367,102
Purchase of a subsidiary       325,000       325       232,875          ---          ---         ---           ---      233,200
Commissions to broker/dealer   131,756       132          (132)         ---          ---         ---           ---          ---
Purchase of treasury shares        ---       ---           ---     (891,626)    (341,369)        ---           ---     (341,369)
Issuance of treasury shares        ---       ---       812,084    2,307,835    1,486,570         ---           ---    2,298,654
Stock bonuses paid                 ---       ---         6,251       12,500        6,874         ---           ---       13,125
Net (loss)                         ---       ---           ---          ---          ---         ---	   (3,988,017)  (3,988,017)
-------------------------  -----------  --------  ------------  -----------  -----------  ---------- -------------  -----------
December 31, 1997           37,035,673    37,036    29,283,136     (730,577)    (255,702)        ---   (23,388,875)   5,675,595

Issuance of common stock in connection with:
Conversion of debentures     1,000,054     1,000       936,326          ---          ---         ---           ---      937,326
Brokerage fee                   91,127        91       112,009          ---          ---         ---           ---      112,100
Tooling for Orasis              60,000        60        67,440          ---          ---         ---           ---       67,500
Warrants                           ---       ---           ---          ---          ---      51,335           ---       51,335
Stock bonuses paid              29,236        29        68,783       47,123       16,493         ---           ---       85,305
Net (loss)                         ---       ---           ---          ---          ---         ---    (3,389,083)  (3,389,083)
-------------------------  -----------  --------  ------------  -----------  -----------  ---------- -------------  -----------
September 30, 1998          38,216,090  $ 38,216  $ 30,467,694     (683,454) $  (239,209) $   51,335 $ (26,777,958) $ 3,540,078
                           ===========  ========  ============  ===========  ===========  ========== =============  ===========
<TABLE/>

<PAGE 5>

                        DAUPHIN TECHNOLOGY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                        1998            1997
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES -
  Net (Loss)                                       $  (3,389,083)  $  (1,189,362)
  Non-Cash Items Included in Net (Loss):
   Depreciation                                          167,636          49,569
  Amortization of Goodwill                                37,935          11,323
   Change in - Prior to purchase of
    Richard M. Schultz and Associates, Inc.:
 (Increase)/Decrease in Accounts Receivable - Trade     (182,304)        301,669
 (Increase) in Accounts Receivable - Other               (14,380)        (45,200)
 (Increase)/Decrease in Inventory                     (1,154,452)          3,153
 (Increase)/Decrease in Prepaid Expenses                (206,914)          6,156
  Increase/(Decrease) in Accounts Payable                537,332        (518,563)
 (Decrease) Accrued Expenses and Short-Term Notes       (180,964)        (23,870)
                                                   -------------   -------------
    Net Cash (Used For) Operating Activities          (4,385,194)     (1,405,125)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of Equipment and Furniture, Net              (942,118)       (321,342)
  Purchase of a Subsidiary                                   ---        (168,717)
                                                   -------------   -------------
    Net Cash (Used For) Investing Activity              (942,118)       (490,059)

CASH FLOWS FROM FINANCING ACTIVITIES -
  McHenry County Economic Development Loan                   ---         150,000
  Equipment Leasing                                          ---         155,000
  Repayment of Debt                                      (27,878)            ---
  Proceeds from Convertible Debentures                 2,527,270             ---
  Proceeds from Issuance of Warrants                      51,335             ---
  Proceeds from Issuance of Common Stock                 152,805       1,615,128
 (Decrease) in Short Term Borrowing                      (87,394)       (470,696)
                                                   -------------   -------------
    Net Cash Provided by Financing Activities          2,616,138       1,449,432
                                                   -------------   -------------
       Net (Decrease) Increase in Cash                (2,711,174)       (445,752)

CASH BEGINNING OF PERIOD                               3,620,880         620,600
                                                   -------------   -------------
CASH END OF PERIOD                                 $     909,706   $     174,848
                                                   =============   =============

CASH PAID DURING THE PERIOD FOR -
  Interest                                         $      84,164   $      53,919
  Income Taxes                                               ---             ---
                                                   =============   =============

SUPPLEMENTAL NON-CASH ACTIVITY -
  Capital Leases                                   $      59,982   $         ---
  Issuance of Stock for Tooling of Orasis          $      67,500   $         ---
  Issuance of Stock for Services Rendered          $      85,305   $      12,500
 Purchase of Richard M. Schultz and Associates, Inc.
  Liabilities Assumed                              $         ---   $   2,041,531
  Stock Issued                                     $         ---   $     233,200
                                                   =============   =============

<TABLE/>

<PAGE 6>

                            DAUPHIN TECHNOLOGY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. SUMMARY OF MAJOR ACCOUNTING POLICIES:

Accounting Pronouncements

Earnings per share are calculated under guidelines of FASB No. 128 "Earnings per Share" wherein earnings per share are presented for basic and diluted shares on income from operations and net income. Basic earnings per share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 36,709,418 for the nine month period ending September 30, 1998 and 30,183,296 for the nine month period ending September 30, 1997. Diluted earnings per share are calculated using earnings available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The outstanding warrants and convertible securities are not included in diluted earnings per share, as the effect would be antidilutive given the Company's net loss position. Accordingly, diluted earnings per shares equal to basic earnings per share.

The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income", establishing standards for reporting and displaying comprehensive income in a full set of general-purpose financial statements. There is no difference between the net income reported and comprehensive net income for the three months ending September 30, 1998 and 1997.

The Company also adopted a Statements of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires that all start-up related costs, including organizational costs, be expensed as incurred and all
previous capitalization costs be written off.   The adoption of the SOP did
not have a material impact on the financial statements.

The Financial Accounting Standards Board (FASB) has issued two accounting pronouncements, which the Company will adopt in the fourth quarter of 1998.
FASB Statement No. 131, "Disclosures about Segments of an Enterprise and
Related Information" and Statement No. 132 "Employer's Disclosure about
Pension and Post Retirement Benefits". FASB has also issued Statement No.
133, "Accounting for Derivative Instruments and Hedging Activities".  The
Company is currently evaluating the impact of these pronouncements; however it does not anticipate that the adoption of these statements will have a material impact on results of operations or financial position.

<PAGE 7>

Unaudited Financial Statements

This Form 10-Q updates the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in accordance with the instructions on the Form 10-
Q. It is presumed that the reader has read the Annual Report on Form 10-K.

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

Under the terms of the acquisition, RMS shareholders received 220,000 shares of Dauphin common stock, with an additional 105,000 of such shares deposited into an escrow to be released equally over the next three years if certain financial goals of RMS are achieved. Upon issuance of the shares, there will be an additional element of cost related to the transaction that will be recorded as goodwill and amortized over the remaining life. At September 30, 1998, RMS had not reached its financial goals and no shares have been issued under the purchase agreement.

4. INVENTORY

Due to space limitation, some of the inventory that Dauphin owned were stored at an outside storage facility. In the third quarter, due to a physical loss and damage of inventory, sustained while stored at a rented storage facility, the loss of several surface-mount manufacturing contracts and a rapid development of pen-based technology, certain inventory that Dauphin had on its books became unrealizable. The storage facility is no longer utilized.
The cost of goods sold reflects an increase in reserve for obsolete inventory of $533,168, of which $109,995 represents write-down of magnetic pens and $423,173 of designated components.

5.  COMMITMENTS AND CONTINGENCIES

The Company is involved in a lawsuit with an ex-employee/officer that has claimed that the Company wrongfully discharged him. The suit was filed on April 11, 1998 and as of the date hereof, four out of five claims in the lawsuit have been dismissed. Management believes that the Company has several defenses to the claim remaining and made adequate provisions in the financial statements for any expected liability that may result from the disposition of the lawsuit. It is the opinion of management that the ultimate liability, if any, will not be material to the Company's results of operations or financial position.

6.  CONVERTIBLE DEBT AND WARRANTS

On May 13, 1998 the Company issued 8% Convertible Subordinated Debentures -
2001 to four accredited investors in an aggregate principal amount not to exceed $1,000,000, which is due and payable on or about May 13, 2001.
Interest is computed at a simple rate and is due and payable on an annual basis. Both interest and principal can be paid in either cash or through issuance of the Company's $.001 par value common stock and is due and payable in full three years after the issuance. The holders of the Debentures have the right to convert 100% of principal and interest, at any time, into Company's $.001 par value common stock, based on a formula. In addition to interest, Debenture holders are entitled to purchase up to 150,000 shares of $.001 par value common stock with exercise of detachable warrants. The warrants are priced at 115% of the closing bid on the day before the exercise date. In addition, the Company paid 8% of the principal amount of the Debentures, and issued 50,000 warrants, as fee a for placement of the Debentures through a registered broker-dealer. The warrants were valued at $51,335 using the Black-Scholes securities valuation model and are recorded as a debt discount. The Company also issued 36,360 common shares in lieu of placement fees to a placement agent. As of the date hereof, all of the initial Convertible Subordinated Debentures, including interest, have been converted into common stock of the Company.

<PAGE 8>

On August 1, 1998 the Company issued 8% Convertible Subordinated Debentures -
2001A to the same four accredited investors in an aggregate principal amount not to exceed $2,000,000, which is due and payable on or about August 1, 2001. Interest is computed at a simple rate and is due and payable on an annual basis. Both interest and principal can be paid in either cash or through issuance of the Company's $.001 par value common stock and is due and payable in full three years after the issuance. The holders of the Debentures have the right to convert 100% of principal and interest, at any time, into Company's $.001 par value common stock, based on a formula.
Through October 13, 1998, the Company issued $1,700,000 of Convertible
Subordinated Debentures and paid $101,500 in placement fees for which 54,767 shares were issued in the third quarter.

7. OPTIONS

As an incentive for performance, on July 1, 1998 and subsequently on August
21, 1998, the Company issued a total of 113,000 options to purchase common shares to several employees. Assuming that the employees remain with the Company, the options may be exercised over three years. The issuance of such options does not have any salary impact on the financial statement above because the options exercisable price is equal to the market price at the time of issuance.

8. EQUITY TRANSACTIONS

1998 Events

On January 5, March 5, June 5 and September 5, 1998, under an employment contract relating to the RMS acquisition, the Company issued 12,500 shares on each date to Richard M. Schultz. Under the contract, Mr. Schultz is entitled to purchase 50,000 common shares per year for the duration of his employment contract at $1.00 below the market value on the date immediately preceding the date of exercise. The common shares issued in connection with this transaction were treasury shares. On March 6, 1998 Mr. Schultz returned
7,877 shares to treasury as repayment of his obligation to the Company and on July 6, 1998 the Company issued additional 1,260 shares to Mr. Schultz to make up for the decrease in price of the stock on the day of issuance.

On March 3, 1998, for services performed, the Company issued 30,000 shares to Mr. Mikolai Prociuk, an employee of the Company, as a bonus.

On March 31, 1998 the Company registered with Securities and Exchange
Commission 4,523,608 shares issued to accredited investors in a private placement that concluded in December 1997. In addition to shares issued in the private placement, the Company registered 2,964,327 shelf shares for use, if needed, for future acquisitions, to raise capital, if needed, to fund production of Orasis( hand-held computer and RMS contract manufacturing operations, and to expand the Company's employee benefits and product and service offerings.

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

On June 24, 1998, for services performed, the Company issued 3,000 shares to Ms. Nina O'Connor an employee of the Company, as a bonus.

Since the date of the original subscription, 1,000,054 shares that were previously registered as shelf shares were issued in exchange for $892,000 of principal, $44,326 of interest and 91,127 shares were issued as fees to brokers from the Convertible Debentures -2001 (Note 6).

<PAGE 9>

Subsequent Event

Through the date of this report all Convertible Debentures - 2001 have been converted into common shares.

On October 30, 1998 the Company placed additional $250,000 of Convertible
Debenture 2001A with a group of four accredited investors. Also, 526,124 shares that were previously registered as shelf shares were issued in exchange for $285,000 of principal and $10,500 of interest from the end of the quarter to the date of this report.

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

RESULTS OF OPERATIONS

September 30, 1998 compared to September 30, 1997

Revenues

The revenues, as compared from third quarter of 1998 to 1997, have increased from $1,106,000 to $1,286,000. That is an increase of $180,000 or more then
15 percent on a year to year basis. The increase was due to shipments of Orasis(. Overall revenues for the first nine months of 1998 in comparison to the first nine months of 1997 have increased from $1,466,000 to $3,905,000.
The increase in 1998 is primarily due to nine months of operations of RMS as a Dauphin subsidiary in comparison to only four months in 1997. Overall, the gross profit percentage is approximately sixteen percent. Historically gross profit on sales from RMS has been approximately thirteen percent. The increase in gross profit was due to sales of Orasis(.

Due to space limitation, some of the inventory that Dauphin owned were stored at an outside storage facility. In the third quarter, due to a physical loss and damage of inventory, sustained while stored at a rented storage facility, the loss of several surface-mount manufacturing contracts and a rapid development of pen-based technology, certain inventory that Dauphin had on its books became unrealizable. The storage facility is no longer utilized.
The cost of goods sold reflects an increase in reserve for obsolete inventory of $533,168, of which $109,995 represents write-down of magnetic pens and $423,173 of designated components.

Operating Expenses

Sales, General and Administrative expenses for the Company reflects day-to-day operating expenses of Dauphin Technology, Inc. For the third quarter as well as for the year to date, salaries, increase in demo merchandise expense, advertising and employment taxes for current employees represent a major part of expenses. The Company employs approximately 100 individuals now, compared to 70 employees at the same time a year ago. Other large expenses were rents, interest expense and trade shows.

Research and Development expense for the third quarter was increased due to the development of sub-components of the Orasis system, such as DVD, GPS and wireless camera modules. Year-to-date the Company spent close to $1.2 million on Research and Development of Orasis, in comparison to $298,000 during the same time last year. As of the date hereof, the development of Orasis has been completed and the sales have begun.

Interest Expense

The increase in interest expense year-to-date as well as for the quarter is primarily due to the issuance and conversions of Convertible Debentures. The interest was paid through issuance of common stock.

Net Income (Loss)

The (loss) after tax increased for the third quarter of 1998 to ($1,524,000) or ($0.04) per share from ($546,000) or ($0.02) per share in 1997. (Loss)
per common share is calculated based on the monthly weighted average number of common shares outstanding which were 36,705,841 and 36,405,648 for the nine month period September 30 1998 and 1997, respectively. Year to date the loss for 1998 is $3,389,000 in comparison to $1,186,000 in the same time last year. The increase is due to all factors described above as well as an increase in borrowing.

<PAGE 11>

CHANGES IN FINANCIAL POSITION

September 30,1998 Compared to December 31, 1997

During the third quarter of 1998, total assets decreased to $6,909,000 at September 30 from $7,269,000 at December 31, 1997. The Company issued an additional $1,700,000 of Convertible Subordinated Debentures, which increased the cash balances from quarter to quarter. However, continued expenditures on Research and Development, acquisition of the components to produce initial quantities of product for sale, and write-down of certain obsolete inventory, caused the overall decrease in total assets. In addition to R & D expenditures, the Company repaid approximately $300,000 of current liabilities and increased its workforce. Decrease in cash from $3,621,000 on December 31, 1997 to $909,000 on September 30, 1998, was due to all factors mentioned above, as well as expenditures for industrial molds and pre-production setup charges. Accounts Receivable represent certain funds due to the Company as part of the normal operations of the Company, including RMS operations.

Total liabilities increased by approximately $1,741,000 as a result of issuance of Subordinated Convertible Debentures, increase in payables due to purchases of inventory, net of repayment of some short-term liabilities. The remaining debt represents normal obligations incurred in a day-to-day operation of the Company and long-term leases. Shareholders Equity - Common
Stock, Paid-in-Capital and Treasury Shares reflect the issuance of additional shares as part of the employment contract between the Company and Richard M.
Schultz, conversion of Debentures into equity and payment of obligations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had extensive cash requirements throughout 1998 due to the final stages of development and initial production phases for the Orasis(.
Company's financial requirements in 1998 were met through cash generated from private placement of shares to accredited investors in 1997 and through issuance of Convertible Subordinated Debentures in the second and third quarters of 1998. Sales of Orasis( started in early August 1998, with single units shipped to customers. Year-to-date approximately 120 units were sold and another 100 units were placed in customers' hands for evaluation purposes. Cash flow generated from the sales of Orasis( is applied to current and future working capital needs, future research and development as well day-to-day operating needs of the Company. The Company will be pursuing avenues to raise additional operating capital, through issuance of additional
Convertible Debentures to fund the production of Orasis( and a possible credit facility.

The Company believes that the funds it currently has on hand, including funds raised through issuance of Convertible Debentures, when coupled with its anticipated operating profits, and any additional funds it may borrow in the future, provide sufficient funds for the Company to finance its operations.

<PAGE 12>

OTHER

During the last several months, management tried to assess the full impact of a potential year 2000 problem. Management had to address two main points - internal information management and communications system and Company's products. Based on management knowledge of the year 2000 problem and the high-tech computer based nature of the Company's business, management does not anticipate that the impact of the year 2000 problem would be material to its operations. All operating and application software, used by internal systems as well as by Orasis(, are third party year 2000 certifiable software such as Microsoft's Windows 98. Since a majority of the Company's vendors are in the high-tech electronics arena, management does not anticipate that they would be materially affected by the year 2000 problem.

In order to address year 2000 problem, the Company upgraded its main server, printing capabilities, telephone system as well as its information management software. The Company expects to spend additional $60,000 to $75,000 from October 1998 through 1999 to modify the remaining information management system at its subsidiary to enable proper processing of information. In case the system is not year 2000-compliant, the Company has the ability to maintain manual journals for a period of time until year 2000-compliant software is installed. Of this cost estimate, approximately $30,000 would go towards purchasing replacement software, $20,000 to $30,000 would go towards consulting fees and the remaining amount would go towards upgrading the hardware. A consulting firm has been retained in order to facilitate a smooth transition from the old setup to new configuration of the system. All cost associated with upgrades of the system would be capitalized and amortized over three years. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

<PAGE 13>

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in a lawsuit with an ex-employee/officer that has claimed that the Company wrongfully discharged him. The suit was filed on April 11, 1998 and as of the date hereof, four out of five claims in the lawsuit have been dismissed. Management believes that the Company has several defenses to the claim remaining and made adequate provisions in the financial statements for any expected liability that may result from the disposition of the lawsuit. It is the opinion of management that the ultimate liability, if any, will not be material to the Company's results of operations or financial position.

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


Dated:	November 13, 1998

DAUPHIN TECHNOLOGY, INC.
    (Registrant)


By:  /SAVELY BURD/
     Savely Burd
     Chief Financial Officer

