Form 10-K
period 1998-12-31
DAUPHIN TECHNOLOGY INC
filed 1999-04-20
CIK 832489

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K


	(Mark One)
   X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
	(Fee Required) For fiscal year ended December 31, 1998.

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes     X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of April 14, 1999 was $28,678,577.

As of April 14, 1999, the number of Shares of the Registrant's Common Stock, $.001 par value, 42,174,379 issued, 42,128,322 outstanding with 46,057 treasury shares.

<Page 1>


                            DAUPHIN TECHNOLOGY, INC.

Table of Contents
PART I                                                             3
   Item 1. Description of Business                                 3
           Overview                                                3
           Strategic Plan                                          3
           Dauphin Technology, Inc. ("Mobile Group")               3
           R.M. Schultz & Associates, Inc.                         6
   Item 2. Properties                                              7
   Item 3. Legal Proceedings                                       7
   Item 4. Submission of Matters to Vote of Security Holders       7
PART II                                                            8
   Item 5. Market for the Registrant's Common Stock and
             Related Security Holders Matters                      8
           Market Price of Common Stock                            8
           Holders                                                 8
           Dividend Policy                                         8
           Common Stock                                            8
           Preferred Stock                                         9
           Transfer Agent and Registrar                            9
   Item 6. Selected Financial Data                                 9
   Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   9
           Results of Operations 1998 Compared to 1997 and 1996    9
           Liquidity and Capital Resources                         10
           Inflation and Seasonality                               10
           Other                                                   10
   Item 8. Financial Statements and Supplementary Data             11
   Item 9. Changes in and Disagreements with Accountants on
             Accounting or Financial Disclosure                    11
PART III                                                           12
   Item 10. Directors, Executive Officers and Officers of
              the Registrant                                       12
            Directors and Officers                                 12
            Family Relationship                                    13
            Other: Involvement in Certain Legal Proceedings        13
            Involvement by Management in Public Companies          13
   Item 11. Executive Compensation                                 13
   Item 12. Security Ownership of Certain Beneficial Owners
              and Management                                       14
   Item 13. Certain Relationships and Related Party Transactions   14
PART IV                                                            15
SIGNATURES                                                         15

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

                               PART I
Item 1. Description of Business

Overview
Dauphin Technology, Inc. ("Dauphin" or the "Company") is a technology company with subsidiaries in mobile hand-held, pen-based computer solutions and electronics contract manufacturing services. The Company, an Illinois corporation, was formed on June 6, 1988 and became a public entity in 1991. Out of its two locations in northern Illinois, the Company designs, develops and manufactures electronic products for industrial use. The Company employs approximately 115 people consisting of engineering, sales and marketing, administrative, and assembly personnel. The Company's stock is traded on the Over the Counter Bulletin Board under the symbol "DNTK".

In 1993 and 1994 the Company encountered severe financial problems. On January 3, 1995, the Company filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Court for the Northern District of Illinois, Eastern Division. The Company operated under Chapter 11 until July 23, 1996, when it was discharged as Debtor-in-Possession and bankruptcy proceedings were closed.

Strategic Plan
Before the Company emerged from bankruptcy, the Board of Directors were reconstituted and a new management team was recruited. Individuals with strong engineering and manufacturing backgrounds as well as finance, accounting, sales and marketing skills were hired. The new management formulated a strategic business plan to diversify the Company's operations to eliminate dependence on a single product line or industry.

The plan incorporated a focus on the hand-held mobile computer market. In particular, the management plan focused on development of miniaturized mobile computers that would be incorporated in electronic solutions for vertical markets. In addition to mobile computing markets, management is focused on the electronic contract services market. Coupled with targeted acquisitions in the technology sector, the Company will become a technology holding company with synergistic, self-managed wholly-owned subsidiaries. The subsidiaries are intended to share resources and cross-market products, engineering, contract manufacturing and product development services.

As part of management's plan, on June 6, 1997 the Company acquired all outstanding shares of stock in R.M. Schultz & Associates, Inc. ("RMS"), an electronic contract manufacturing firm located in McHenry, Illinois.

Dauphin Technology, Inc. ("Mobile Group")

Products
Orasis is a new hand-held computer developed by the Company with features to meet the expressed desires of many potential customers. The unit was developed with the multi-sector mobile user in mind. As such, it incorporated an upgradable processor, user upgradable RAM memory and hard disc, various modules and mobile devices to satisfy the needs of various industries.

<Page 3>

The basic unit, weighing approximately 3 pounds with a battery life from 2 to 8 or more hours, is equipped with 166 MHz Pentium MMX processor, which can be upgraded to 266 MHz Pentium MMX. The standard unit is equipped with 32 MEG of RAM memory upgradable to 128 MEG of RAM, standard two type II or a single type III PCMCIA slot, 2.1 GB expandable to 4.3 GB hard drive, built in speaker and microphone (including sound blaster for voice recognition and multimedia), video conferencing port, modular expansion bay with docking connector and many other standard features. The unit can be operated with electro-magnetic pen, voice activation and input, or by using an Infra Red keyboard. The unit incorporates CDROM drive, floppy drive, DVD drive, heads-up goggles, GPS module and other attachable devices. Much more flexible and powerful than a Personal Digital Assistant ("PDA"), the Orasis is an MS-DOS/Windows 95/98/Windows NT compatible machine.

Although the basic unit carries a number of advanced features, the most significant advantage of Orasis is its upgradability. The expansion bay allows for the use of CDROM, floppy drive, wireless radio, extended battery pack or any other device through the PCI expansion bus. Unlike competitor models Orasis does not lock the customer into a single format. Orasis affords a customer complete flexibility and versatility offered by no other mobile computer presently on the market. It is a time, labor, and money-saving device that can be custom configured with a variety of options to meet the end-user's needs.

Markets
Every day on TV, radio and in the newspapers we hear and read about people's ability to contact the farthest reaches of our planet in seconds. We hear about business meetings that take place over the wires, on a large TV screen instead of in person. The increased use of the internet as a means of commerce and communication drives us forward every day to reach for the things that only a few years ago we read about in science fiction books. We also read about constant improvements in digital and cellular technology in order to allow anyone to constantly "stay connected".

Based on the latest statistics, the mobile computing devices market is approximately $80 billion in annual revenue. Sales of laptop and notebook computers represent a large portion of this market. However, the growth rate of hand-held pen-based devices exceeds that of laptops and notebooks. Based on the latest Frost and Sullivan studies, total pen-tablets market, in which Orasis competes, is several billion dollars and is growing at approximately twenty five percent per year. Dauphin's management estimates that market may be growing even faster than latest predictions.

Unlike several years ago, the pen-based computer market is more defined and is ready for a product such as Orasis. The total mobile market includes more than sixty products that fall within the Personal Digital Assistant ("PDA") category of the pen-based market. These devices include electronic organizers, mobile fax machines and electronic notepads. Most of these devices are palm-top size, requiring either pen or keyboard input. In addition to PDA's, there are approximately twenty devices that would qualify as computers or pen tablets. Orasis belongs in the latter category.

Until the introduction of Orasis, pen based devices were no match for the laptops. The processor speed, limited expandability and memory limitations of hand-held computers made notebooks and laptops much more popular with the mobile workforce. Orasis bridges the gap between notebook or laptop computers and pen-based computers. Added features and flexibility of the unit may also attract public attention, thereby growing the overall category.

<Page 4>

Sales and Marketing
Orasis( is a niche product. Dauphin targets vertical markets for the distribution of Orasis. In order to deliver its mobile product to the market, in April of 1998, Dauphin hired six mobile industry experts, Channel Managers, to target various industries. In particular, the industries these individuals target are medical, government, sales field automation, transportation, utilities and education.

Each Channel Manager's job is to find a number of software solution providers to a particular industry and partner with them to offer a final electronic solution to the end user. During 1998, approximately 60 VAR's signed Orasis distribution agreements. Dauphin also relies on direct sales to large national accounts and cross selling opportunities with other products as a means to distribute Orasis. In addition to the domestic VAR's and integrators, the Company signed an international distribution agreement with BulFon S.A., a Bulgarian company. Management anticipates that many more domestic as well as international agreements will be signed in 1999 and beyond.

Competition
A dozen manufacturers including Epson, Fujitsu, IBM, Mitsubishi and Kalidor produce "pen tablets". The list of competitors may be imposing, but Dauphin management feels that Orasis has advantages over the competition including flexibility, adaptability and compactness. Based on the opinions of industry experts such as Pen Computing magazine, units produced by these firms are less capable than Orasis. Such units are generally designed with a single processor and become obsolete as soon as new processors or faster software is introduced. Also, due to the fact that major components of Orasis are upgradable, the life expectancy of the product is estimated to be 5 years. Over time, return on investment of Orasis should be much higher than any existing computer.

In order for the Company to have a competitive edge, it must continue to offer leading technology and market driven products. When new products are introduced, there is a small window of opportunity before clones are developed. However, being a small company, Dauphin's strength is in its flexibility to meet industry demands and to partner with solution providers to jointly offer unique solutions for problems that customers encounter.

Customer Dependence
The Company is not dependent on any one customer.

Research and Development
Due to the relatively small size of the Mobile Group, most of the Orasis development was done in cooperation with three contract engineering firms. Approximately $1,576,000 was spent on research and development in 1998 and approximately $400,000 more will be spent by the end of May 1999. Dauphin retained all rights and intellectual property acquired during the development of Orasis.

The Company is planning to continue research and development of electronic products to complement Orasis. In addition to peripheral devices such as a office and mobile docking station, the Company is planning to work on various scaled down, higher-tech devices than Orasis.

Production
Because the main components of Orasis are complex, the assembly of the motherboard is outsourced. SMT Unlimited supplies RMS with the ready assembled and tested motherboards for final assembly. SMT is capable of producing hundreds of boards per day.

RMS assembles, tests and ships the final product to Dauphin customers. All manufacturing support for the product is performed by RMS. At the present rate of production, RMS is capable of assembling two hundred Orasis units per day. With additional staffing, production of Orasis can double or triple.

<Page 5>

Source and Availability of Raw Materials
Component parts are obtained from suppliers around the world. Since the development of Orasis commenced late in 1997 and throughout 1998, all components used in the design are state of the art and are Year 2000 compliant. Components such as the latest mobile Intel processors (200, 233 and 266 MHz), color video controllers and CACHE memory chips are in high demand. Such components are available in short supply. However, management does not anticipate any delays in production.

Software Licensing Agreements
The Company is leasing BIOS (basic input/output software) for Orasis from Phoenix Technologies Ltd. ("Phoenix"). Phoenix designs, develops, markets and licenses proprietary software products for original equipment manufacturers and related software for personal computers. A Master License Agreement was signed for the right of distribution of Phoenix software. The Company pays $4 per unit sold for this license.

The Company has entered into a Pen Products Original Equipment Manufacturing Distribution License Agreement and Sub-license Agreement for Dedicated Systems with Annabooks Software LLC ("Annabooks"), the supplier of products offered by Microsoft Corporation ("Microsoft"). Microsoft is the third-party beneficiary under these agreements. Under the terms of these agreements, the Company is authorized to install Microsoft's DOS, Windows 3.11, Windows 95, 98 and NT, and Windows for Pen, among others, on the computers it sells. For this right, the Company must pay Annabooks royalties for each unit sold, although quantity discounts are available. The Company paid approximately $78 per license for each machine it sold.

Patents, Copyrights and Trademarks
In view of rapid technological and design changes inherent to the computer industry, the Company does not believe that, in general, patents and/or copyrights are an effective means of protecting its interests. However, due to the unique configuration of the Orasis, the Company did patent its mechanical design and processor upgradability concepts. The Company also attempts to maintain its proprietary rights by trade secret protection and by the use of non-disclosure agreements. It is possible that the Company's products could be duplicated by competitors and duplication and sale could therefore adversely affect the Company. However, management believes that the time spent by competitors engineering the product would be too long for the rapidly changing computer industry.

In 1997 the Company applied for and received a trademark on the name
"Orasis."

R.M. Schultz & Associates, Inc.

Services
Using automatic assembly equipment, RMS is capable of assembling large quantities of electronic products. The majority of the work performed by RMS since its inception has been in a through-hole or large component electronic assembly. Since the RMS acquisition the Company spent more than $750,000 to build a 5,000 square foot environmentally controlled room inside the RMS facility and to acquire surface mount equipment. Surface mount assembly equipment allows for high-speed/high-tech component placement on a printed circuit board, a newer method of product assembly. In the past, RMS had to employ services of other firms to incorporate surface mount portions of the final product. In combination, the through-hole and surface mount capability will allow RMS to target over ninety percent of electronic products manufactured today.

The capabilities of the engineering staff at RMS encompass a wide range of microprocessor, analog, digital, and control disciplines. Each RMS engineer has a specific product for which he/she is responsible. By assigning a key person on the engineering staff to each production project, an effective liaison with the client is created. Engineers are responsible for helping to develop the product as well as the production process and all workstation tools and fixtures. RMS also provides consulting services on many product development and improvement projects.

<Page 6>

Markets
The contract manufacturing market exploded in the early 1990s when large companies began to shed their captive manufacturing plants and engineering staffs. That trend became even more prevailing in the electronic manufacturing industry. Technological advancements were too frequent and too dramatic for an individual company to absorb. Instead, many companies saw the opportunity to reduce the cost of capital expenditures and labor by outsourcing the work to specialty shops like RMS. In the latest Frost & Sullivan studies, released in 1997, the electronic contract manufacturing industry is expected to grow from $22 billion in 1997 to an estimated $110 billion in 2004. Management estimates RMS's growth rate at 20% per year.

Sales and Marketing
In January 1998, RMS hired a sales manager who, in conjunction with the existing sales force, concentrates his efforts on direct sales.

Competition
RMS has a number of competitors in the Midwest and around the country. Some of these firms, including Morey Corporation or Solectron Corporation, are well established and well capitalized. However the majority of these firms are not located in the Midwest. In addition, many of RMS' competitors do not have in-house engineering capability. Management believes that the growth rate of the electronics industry, the fragmentation of competitors in the Midwest coupled with the engineering capacity of RMS pose an opportunity to capture larger portion of this market.

Customer Dependence
Three customers represent over seventy percent of revenue for RMS. The management is planning to increase sales efforts and to bring additional customers to RMS.

Patents, Copyrights and Trademarks
RMS regularly assists their customers in the registration of patents on designs created by RMS staff. In such cases, RMS engineers are the inventors or co-inventors with rights assigned to the customer. The RMS logo is both a registered trade and service mark.

Item 2.  Properties
The Company's executive offices consist of 7,300 square feet of office space and 2,700 square feet of warehouse space located at 800 E. Northwest Hwy., Suite 950, Palatine, Illinois 60067. The Company pays approximately $8,000 per month to rent the facilities. The lease, signed in May 1996, has a three-year term. In December 1998, in conjunction with upgrading the facilities, Dauphin signed a five-year lease extension. The lease calls for increased rent, but provided for reconstruction of facilities to better suit the Company's needs. The Company believes the space will be adequate for the foreseeable future.

RMS facilities are located at 1809 South Route 31, McHenry, Illinois 60050. The facilities are leased from Enclave Corporation, a company that is owned by Richard M. Schultz, President of RMS. RMS occupies 53,000 square feet of space, of which 7,000 square feet is for office space and 5,000 square feet is surface mount portion of production. The lease has a five-year term starting on June 6, 1997 with an optional extension for an additional five years. The rent is approximately $14,000 per month. The Company believes the space will be adequate for RMS operations for the foreseeable future.

Item 3. Legal Proceedings
The Company is involved in a wrongful discharge lawsuit brought by an ex-employee/officer. The suit was filed on April 11, 1998 in the Circuit Court of Cook County, Illinois and as of the date hereof four out of five claims have been dismissed. Management believes that the Company has several defenses to the remaining claim and has made adequate provisions in the financial statements for any potential liability that may result from the disposition of the lawsuit. Any such unfavorable disposition will not be material to the Company's results of operations or financial position.

<Page 7>

On March 26, 1999 Addison Engineering, Inc. filed a complaint in the Circuit Court of Cook County, Illinois against R.M. Schultz & Associates, Inc. alleging breach of a contract and claiming $51,140.53 due for outstanding invoices and additional materials allegedly developed for future production. Management feels that it has several defenses to this claim and has made adequate provisions in its financial statements for any potential liability that may result from the disposition of the lawsuit. Any such unfavorable disposition will not be material to the Company's results of operations or financial position.

Item 4. Submission of Matters to Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 1998.

<Page 8>

                                    PART II
Item 5. Market for the Registrant's Common Stock and Related Security Holders Matters

Market Price of Common Stock
The Company's common stock is traded on a limited basis on the over-the-counter market and is quoted in the National Quotation Bureau's Pink Sheets. The following table shows the range of representative bid prices for the common stock. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions:

Bid Prices

                                1996           1997            1998
                           High    Low     High    Low     High    Low
First Quarter             $1.625  $.0875  $1.625  $1.187  $1.625  $1.016
Second Quarter             1.719   1.125   1.219   0.750   1.391   0.875
Third Quarter              1.625   1.125   1.172   0.875   2.031   0.875
Fourth Quarter             2.000   0.938   2.590   1.063   0.906   0.500

Holders
The number of shareholders on record of the Company's common stock as of March 27, 1999 as reported by the Company's transfer agent is approximately 5,500. A number of the Company's shareholders on record are brokerage firms or stock clearing agencies. Therefore, the Company believes the total number of beneficial shareholders is greater than 5,500.

Dividend Policy
The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Common Stock
The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $.001 par value. As of March 30, 1999 there were 42,174,379 shares of common stock issued and 42,128,322 shares outstanding held by approximately 5,500 stockholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor (see "Market Price of Common Stock" and "Dividend Policy"). In the event of a liquidation, dissolution or winding up of the Company, holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding preferred stock. Holders of common stock have no right to convert their common stock into any other securities and have no cumulative voting rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable.

On February 6, 1996 the Company entered into an agreement with Victor Baron, Savely Burd and Interactive Controls, Inc., an Illinois corporation ("Intercon"). Mr. Baron's employment with the Company terminated on February 24, 1998. Mr. Burd continues to serve as an employee and Chief Financial Officer of the Company. On December 29, 1998 the Board of Directors voted unanimously to terminate the Intercon agreement and to accept Mr. Burd's resignation from Intercon and all positions he held in Intercon.

<Page 9>

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

Transfer Agent and Registrar
American Stock Transfer and Trust Company, 40 Wall Street, New York, New York, 10005

Item 6. Selected Financial Data

Year Ended December 31

                                     1998         1997           1996        1995        1994
Net Sales                       $  5,367,514  $  2,730,035    $   93,946  $   183,083   $ 9,603,021
Extraordinary Item                         -             -    38,065,373            -             -
Net Income (Loss)                 (6,131,557)   (3,988,017)   36,668,669     (794,812)  (49,172,584)
Net Income (Loss) Per Share            (0.16)        (0.13)         1.52        (0.06)        (3.41)
Total Assets                       6,719,635     7,269,136     3,402,860      426,493       298,094
Long -Term Debt                      302,951       429,526        43,196            -             -
Working Capital(Deficit)             260,227     4,510,546     3,020,558  (50,979,877)  (50,167,342)
Shareholders Equity (Deficit)      2,885,228     5,675,595     3,092,900  (50,910,187)  (50,027,710)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations 1998 Compared to 1997 and 1996
The Company and its subsidiary are primarily engaged in electronic product engineering, development and sales, and contract manufacturing services. All of these activities are highly competitive and sensitive to many factors outside of the control of the Company, including general economic conditions affecting the Company's clients and availability of components.

Dauphin Technology, Inc. ("Mobile Group")
Revenue for Dauphin Technology, Inc. increased from $72,000 in 1997 and $94,000 in 1996 to $386,000 in 1998, increasing sales more than 5 times from 1997 levels. The revenue increased with shipment of Orasis beginning in the third and the fourth quarter of 1998.

<Page 10>

The gross profit margins are not comparable for the periods due to the inventory write downs and fluctuation in sales. During 1997 and 1998, the Company wrote down all DTR inventory, including the semi-finished DTR-2 units. The Company no longer supports DTR line of products. Originally, such inventory was to be used in the design of Orasis, but the introduction of new components and newer design methods rendered such inventory obsolete.

Selling, general and administrative expenses increased to approximately $2.55 million in 1998 from $1.25 million in 1997 and $1.01 million in 1996. The increase from 1997 to 1998 was due to additional staffing in sales and marketing departments and expense related to product demonstrations. The Company supplied its sales force with 200 Orasis demonstration units, at an average cost of $2,500 per unit, to present the product at trade shows and sales opportunities. Also, the Company advertised its flagship product Orasis in several trade magazines. Further, internal operations were enhanced with additional personnel. The increase from 1996 to 1997 is attributed to an increase in trade shows, and advertising expenses.

R.M. Schultz & Associates, Inc.
Revenue for RMS increased from $2.7 million in 1997 to $5.6 million in 1998, including intercompany transactions, doubling from 1997 levels. Full year of operations and higher demand for electronic products contributed to the year-to-year increase.

The gross profit margin for RMS has gone down from 9% in 1997 to 6% in 1998 due to an increase in reserve for obsolescence and startup inefficiencies in manufacturing of Orasis.

Selling, general and administrative expenses increased in 1998 to approximately $712,000 from $233,000 in 1997. The increase from 1997 to 1998 was primarily due to full year of operations under Dauphin umbrella.

The net operating loss, increased to approximately $530,000 in 1998 from $39,000 in 1997. The increase in net loss was due to an increase in sales, general and administrative expenses and additional inventory write-down.

Other Expenses and Net Loss
The net operating loss, before extraordinary item, increased to approximately $6.1 million in 1998 from $4.0 million in 1997 and $1.4 million in 1996. The increase in the net loss was due to an increase in research and development expense from $827,000 in 1997 to $1.6 million in 1998, an increase in sales and marketing expense, an increase of interest expense from $76,000 to $1 million in 1998 and additional inventory write-downs. The Company spent in excess of $2.4 million on the development and an additional $676,000 on tooling for Orasis.

In 1996, due to debt forgiveness related to corporate restructuring and closing of the bankruptcy proceedings, the Company recognized a one time extraordinary income item of over $38 million.

Liquidity and Capital Resources

Absence of Operating Profit
The Company has incurred a net operating loss in each year since its founding and as of December 31, 1998 has an accumulated deficit of $29,520,432. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

Early Stage of Development of the Company's Products
From June of 1997 through December of 1998, the Company was principally engaged in research and development activities. Currently, the Company is in the early stages of marketing its Orasis product. As a result, the Company's Orasis products have been sold in limited quantities and there can be no assurance that a significant market will develop for such products. Therefore, the Company's inability to manufacture and market Orasis on a timely basis can have a material adverse effect on the Company's financial results.

Financing Considerations
Currently, the Company is working to ensure it has appropriate funding to finance future operations. On March 30, 1999 management signed a term sheet with a current investor, which offers to assist the Company in accordance with the proposal described in Note 16. Management is seeking additional financing and is negotiating final terms and conditions with another current investor. Last, management has introduced Orasis. With the combination of financing and sales of Orasis, management believes they will be able to generate enough cash to sustain future operations.

<Page 11>

Inflation and Seasonality
Due to the nature of the Company's products and current market trends, an increase in the volume of production should generally result in a reduction of cost per unit. Management does not anticipate any major shifts in this trend in a foreseeable future. Also, due to the fact that the Company targets industrial customer and not retail outlets, the Company should not be effected by the seasonal nature of consumer purchasing.

Other
"Year 2000" refers to the issue surrounding the compatibility of computers and other technology based systems with dates beyond December 31, 1999. This section will include an assessment of the Company's state of readiness, the cost to address the issues, the risks the issue represents and the Company's contingency plan.

State of Readiness
During the last year, management assessed the impact of a potential Year 2000 problem. Management believes that it is aware of the risk areas facing the Company regarding Year 2000 and has broken those areas into six categories. The six categories are: (1) the Company's main operating system, (2) the Company's financial reporting and customer tracking software, (3) individual workstation hardware and software applications, (4) telephone and peripheral equipment, (5) the Company's products, and (6) the state of readiness of the Company's customers and vendors.

The Company's main operating system, financial and customer contact application software have been upgraded in 1998 to Year 2000 compliant software. Subsidiary operating system and reporting software shall be upgraded during the summer of 1999.

The Company individual workstation hardware and software applications assessment is ongoing at both Dauphin and RMS. The Company is in the process of creating an inventory of all desktop hardware and software applications. Once completed, the Company anticipates that internal staff will perform all necessary upgrades. The renovation plan is expected to begin in the second quarter of 1999, and validation phase is expected to be completed by September 30, 1999.

The Company believes all of its telephone and peripheral equipment has been assessed. The amount of time for renovation and validation, if any, has not been determined.

The Company's main electronic product, Orasis, as well as all other electronic devices produced by RMS have been assessed. The validation phase on all products was completed in 1998.

The Company has identified two categories of key third parties with which the Company has material relationships that should be assessed. Those categories are: (1) significant customers, and (2) key component vendors. The Company believes, due to the nature of its industry, that both, its major customers and vendors will be Year 2000 compliant by the end of 1999.

<Page 12>

Costs
In 1998, the Company expensed approximately $25,000 related to Year 2000 compliance. The Company expects to spend an additional $60,000 to $75,000 through summer of 1999 to modify the remaining information management systems. These costs include not only the amounts paid to outside parties but also the payroll costs of those employees spending significant amount of time on Year 2000 issues. The Company estimates it will spend approximately $100,000 in total related to Year 2000 compliance. The Company expects to continue to fund these costs through cash flow from operations.

Risk
Management believes that its most likely worst case scenario is a complete shut down of the Company and its products. The Company believes that these risks, as well as other risks addressed herein could have a material adverse effect on the Company's results of operations, financial conditions and liquidity.

Contingency Plan
The Company has not yet developed a formal written contingency plan. The creation of the contingency plan will be ongoing process that should be completed by September of 1999.

Item 8. Financial Statements and Supplementary Data
The Company's financial statements are included in Item 14 (a).

Item 9. Changes in and Disagreements with Accountants on Accounting or Financial Disclosure
There were no changes in or disagreement with accountants on accounting or financial disclosure.

<Page 13>

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

Name                   Age  Date Appointed  Present Office
Andrew J. Kandalepas   47   1995           Chairman of the Board of Directors
                                           Chief Executive Officer, President
Mr. Kandalepas joined Dauphin as Chairman of the Board in February 1995. He was named CEO and President of Dauphin in November of 1995. In addition, Mr. Kandalepas is the founder and President of CADserv. Mr. Kandalepas graduated from DeVry Institute in 1974 with a Bachelor's Degree in Electronics Engineering Technology. He then served as a product engineer at GTE for two years. Mr. Kandalepas left GTE to serve ten years as a supervisor of PCB design for Motorola prior to founding CADserv in 1986.

Savely Burd            35   1996           Chief Financial Officer

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

Jeffrey L. Goldberg    46   1995           Secretary, Director

Mr. Goldberg has served as Secretary and a Director since June of 1995. Mr. Goldberg is a partner at FERS, an international accounting firm. Mr. Goldberg was formerly the President of Financial Consulting Group, LTD., a lawyer at the Chicago law firm, Goldberg and Goodman, and prior to that, was a tax senior with Arthur Andersen LLP. He is an attorney, CPA and certified financial planner.

Gary E. Soiney         58   1995           Director

Mr. Soiney has served as a Director since November of 1995. He graduated from the University of Wisconsin in Milwaukee with a degree in Business Administration. He is currently a 75% owner in Pension Design & Services, Inc., a Wisconsin corporation, which performs administrative services for qualified pension plans to business primarily in the Mid-West.

Douglas P. Morris      42   1995           Director

Mr. Morris has been a Director since November of 1995. He is the President of Celtic Investment, Inc., a publicly traded residential mortgage broker and an asset based lender. Mr. Morris received his Masters Degree in Public Administration at the University of Southern California in 1982, and his Bachelor of Arts Degree in Judicial Administration from Brigham Young University in 1978.

Andrew Prokos           36  1995           Director

Mr. Prokos has served as a Director since February 1995. He is also vice-president of CADserv since 1995. Mr. Prokos is a graduate of DeVry Institute with an Associate Degree in Electronics.

Dean F. Prokos          34  1995           Director

<Page 14>

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

Item 11. Executive Compensation
At the Board of Directors meeting held on December 29, 1998, the Board established two committees, Audit and Compensation. The Securities and Exchange Commission regulations mandate disclosure of all compensation including salary, bonus and stock options, paid to executive officers and directors that exceeds $100,000. No Executive Officer or Director was paid compensation exceeding $100,000 during 1996, 1997 or 1998.

<Page 15>

Item 12. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding shares of common stock of the Company owned beneficially as of March 29, 1999, by (i) each Officer and Director of the Company, (ii) all Officers and Directors as a group, and (iii) each person known by the Company to beneficially own more than 5% of the common stock of the Company:


                                                        Amount and Nature of
Name of Beneficial Owner             Position          Beneficial Shares Owned   Percent of Class
Andrew J. Kandalepas             Chairman, Chief               3,326,837                7.8%
                                 Executive Officer & President

Savely Burd                      Chief Financial Officer          49,500                0.1%

Jeffrey L. Goldberg              Secretary, Director                   0                0.0%

Gary E. Soiney                   Director                              0                0.0%

Douglas P. Morris                Director                        291,167   (1)          0.7%

Andrew Prokos                    Director                        204,000                0.6%

Dean F. Prokos                   Director                              0                0.0%

H & M Capital Investments, Inc.  ------                           11,167   (1)          0.0%

Hyacinth Resources, Inc.         ------                          280,000   (1)          0.7%

Morgan Stanley, Dean Witter & Co.
   As trustees for Bank Lyonnais ------                        7,133,500               16.9%
                                                              ----------              -----
Officers and Directors and
5% Beneficial Owners (as a group)                             12,980,004               26.1%


(1) Douglas P. Morris is President of H & M Capital Investments, Inc. and Hyacinth Resources, Inc.

Item 13. Certain Relationships and Related Party Transactions
CADserv, an engineering services company based in Schaumburg, Illinois, controlled by an Officer and a major shareholder, has contributed to the design, packaging and manufacturing of Dauphin's DTR and Orasis product lines and will likely continue in this capacity in the future. The Company paid $140,192 during 1998 for such services.

As of December 31, 1998, the Company extended approximately $32,000 of loans to members of management. In January of 1999, these loans were repaid.

In September of 1998, the Company paid $300,000 for 3,000 shares of restricted Convertible Preferred stock in Celtic Investment Inc., a company that is managed by one of the members of Dauphin board of directors. On January 10, 1999 the Company sold 100 shares of such securities to an accredited investor.

In January 1999 the Company borrowed $135,000 from two members of the Board of Directors. The loans mature in six months and with accrued interest.

<Page 16>

RMS facilities are leased from Enclave Corporation, a company that is owned by Richard M. Schultz, President of RMS. The Company paid $165,660 of rent and $22,500 of real estate taxes for the property lease.

                                     PART IV
Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

The Company did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

Signatures
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Palatine and State of Illinois, on the 31st day of March, 1999.


DAUPHIN TECHNOLOGY, INC.

BY: /Savely Burd/
    Savely Burd, Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities and on the dates indicated.

Signature                            Title                        Date

/Andrew J. Kandalepas/
                         Chairman of the Board of Directors   March 31, 1999
Andrew J. Kandalepas     Chief Executive Officer, President

/Jeffrey J. Goldberg/
                         Secretary                            March 31, 1999
Jeffrey L. Goldberg

/Savely Burd/
                         Chief Financial Officer              March 31, 1999
Savely Burd

<Page 17>



                   DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                    F-2
CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1998 AND 1997 F-3 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996              F-4
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 F-5 CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996      F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-7


<Page F-1>


                   Report of Independent Public Accountants

To the Board of Directors and Shareholders of Dauphin Technology, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of DAUPHIN TECHNOLOGY, INC. (an Illinois corporation) and Subsidiary, as of December 31, 1998 and 1997, and the related consolidated statements of operations, consolidated shareholders' equity and consolidated cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dauphin Technology, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has suffered recurring losses from operations and has insufficient cash on hand to sustain future operations that raises substantial doubt about the entity's ability to continue as a going concern. The Company has received certain funding subject to the terms and conditions outlined in Note 16. Management's plans in regards to these matters are described in Notes 2 and 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    ARTHUR ANDERSEN LLP

Chicago, Illinois
March 31, 1999 (except with respect to the matters discussed in Note 16, as to which the date is April 15, 1999)

<Page F-2>

                   DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY
           CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1998 AND 1997

                                                 1998              1997
                                           --------------     --------------
CURRENT ASSETS:
   Cash                                    $       55,701     $    3,620,880
   Accounts receivable-
     Trade, net of allowance for bad debt
      of $11,238 and $7,500 at December
      31, 1998 and 1997                           689,713            462,821
     Employee receivables                          45,987             20,195
   Inventory, net of reserve for
    obsolescence of $152,000 and $2,143,934
    at December 31, 1998 and 1997               2,953,686          1,531,464
   Prepaid expenses                                46,596             39,201
                                           --------------     --------------
         Total current assets                   3,791,683          5,674,561

INVESTMENT IN RELATED PARTY                       300,000                  -
PROPERTY AND EQUIPMENT, net of
 accumulated depreciation of $378,051
 and $176,318 at December 31, 1998 and 1997     1,673,901            739,556
DEFERRED FINANCING COST, net of
 accumulated amortization of $29,128 at
 December 31, 1998                                186,576                  -
GOODWILL, net of accumulated amortization
 of $107,971 and $20,427 at December 31,
 1998 and 1997                                    767,475            855,019
                                           --------------     --------------
         Total assets                      $    6,719,635     $    7,269,136
                                           ==============     ==============

CURRENT LIABILITIES:
   Accounts payable                        $    2,103,572     $      790,784
   Accrued expenses                               215,305            285,837
   Current portion of long-term debt              113,436             83,782
   Short-term borrowings, net of discount
    of $3,845 at December 31, 1998                246,155             87,394
   Convertible debentures, net of
    discount of $47,012                           852,988                  -
                                           --------------     --------------
         Total current liabilities              3,531,456          1,247,797

LONG-TERM DEBT                                    302,951            345,744
COMMITMENTS AND CONTINGENCIES                           -                  -
                                           --------------     --------------
         Total liabilities                 $    3,834,407     $    1,593,541

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value,
    10,000,000 shares authorized but
    unissued                                            -                  -
   Common stock, $0.001 par value,
    100,000,000 shares authorized;
    40,000,000 shares issued and 39,861,818
    outstanding at December 31, 1998 and
    37,035,673 shares issued and 36,305,096
    outstanding at December 31, 1997               40,000             37,036
   Treasury stock, at cost, 138,182 and
    730,577 shares at December 31, 1998
    and 1997                                      (33,306)          (255,702)
   Warrants                                        55,181                  -
   Paid-in capital                             32,343,785         29,283,136
   Accumulated deficit                        (29,520,432)       (23,388,875)
                                           --------------     --------------
        Total shareholders' equity              2,885,228          5,675,595

        Total liabilities and
           shareholders' equity            $    6,719,635     $    7,269,136
                                           ==============     ==============

      The accompanying notes are an integral part of these balance sheets.

<Page F-3>

                    DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                             1998           1997             1996
                                         -------------   -------------   ------------
REVENUES                                 $   5,367,514   $   2,730,035   $     93,947
COST OF SALES                                5,757,889       4,345,315        279,232
                                         -------------   -------------   ------------
    Gross profit (loss)                       (390,375)     (1,615,280)      (185,285)

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                  3,273,132       1,484,979      1,007,309
RESEARCH AND DEVELOPMENT EXPENSE             1,576,477         827,843         76,711
                                         -------------   -------------   ------------
    Loss from operations                    (5,239,984)     (3,928,102)    (1,269,305)

INTEREST EXPENSE                               968,414          75,988          2,310
INTEREST INCOME                                 76,841          16,073          9,997
                                         -------------   -------------   ------------
    Loss before reorganizational items,
     income taxes and extraordinary item    (6,131,557)     (3,988,017)    (1,261,618)

REORGANIZATIONAL ITEMS:
   Professional fees                                 -               -        135,086
                                         -------------   -------------   ------------

    Loss before income taxes and
     extraordinary item                     (6,131,557)     (3,988,017)    (1,396,704)

INCOME TAXES                                         -               -              -
                                         -------------   -------------   ------------

    Loss before extraordinary item          (6,131,557)     (3,988,017)    (1,396,704)
                                         -------------   -------------   ------------

EXTRAORDINARY ITEM, forgiveness of debt
   net of income taxes of $0                         -               -     38,065,373
                                         -------------   -------------   ------------

        Net income (loss)                $  (6,131,557)  $  (3,988,017)  $ 36,668,669
                                         =============   =============   ============

BASIC and DILUTED EARNINGS (LOSS) PER SHARE:
   Before extraordinary item                    $(0.16)         $(0.13)        $(0.06)
   Extraordinary item                                -               -           1.58
                                         -------------   -------------   ------------

       Earnings (loss) per share         $       (0.16)  $       (0.13)  $       1.52
                                         =============   =============   ============

   Weighted average number of shares of
    common stock outstanding                37,287,432      30,734,045     24,076,301


        The accompanying notes are an integral part of these statements.

<Page F-4>

                    DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                    Common Stock         Paid-in                     Treasury Stock        Accumulated
                                  Shares     Amount      Capital   Warrants      Shares       Amount       Deficit         Total
                              ------------  --------  -----------  --------   -----------  ------------  ------------  ------------
BALANCE, December 31, 1995      14,408,354  $ 14,408  $ 5,144,932  $      -             -  $          -  $(56,069,527) $(50,910,187)
Issuance of common stock in connection with:
  Bankruptcy conversion         11,650,000    11,650   13,036,350         -             -             -             -    13,048,000
  Purchase of inventory          2,600,000     2,600    2,909,400         -             -             -             -     2,912,000
  Private placement              1,948,043     1,948    1,790,077         -             -             -             -     1,792,025
  Settlement of note payable     1,100,000     1,100      768,900         -             -             -             -       770,000
Purchase of treasury stock               -         -            -         -    (2,159,286)   (1,187,607)            -    (1,187,607)
Net income                               -         -            -         -             -             -    36,668,669    36,668,669
                              ------------  --------  -----------  --------   -----------  ------------  ------------  ------------
BALANCE, December 31, 1996      31,706,397  $ 31,706   23,649,659  $      -    (2,159,286) $ (1,187,607) $(19,400,858) $  3,092,900
Issuance of common stock in connection with:
  Private placement              4,872,520     4,873    4,582,294         -             -             -             -     4,587,167
  Commissions to placement agent   131,756       132         (132)        -             -             -             -             -
  Purchase of a subsidiary         220,000       220      232,980         -             -             -             -       233,200
  Escrow shares                    105,000       105            -         -             -             -             -           105
Purchase of treasury stock               -         -            -         -      (891,626)     (341,369)            -      (341,369)
Issuance of treasury stock               -         -      812,085         -     2,307,835     1,266,399             -     2,078,484
Stock bonuses paid                       -         -        6,250         -        12,500         6,875             -        13,125
Net loss                                 -         -            -         -             -             -    (3,988,017)   (3,988,017)
                              ------------  --------  -----------  --------   -----------  ------------  ------------  ------------
BALANCE, December 31, 1997      37,035,673  $ 37,036  $29,283,136  $      -      (730,577) $   (255,702) $(23,388,875) $  5,675,595
Issuance of common stock in connection with:
  Conversions of debt            2,705,391     2,705    2,743,811         -       542,272       205,903             -     2,952,419
  Commissions to broker            172,700       173      178,745         -             -             -             -       178,918
  Purchase of fixed assets          60,000        60       67,440         -             -             -             -        67,500
Issuance of warrants in connection
  with debt issuance                     -         -            -    55,181             -             -             -        55,181
Stock bonuses paid                  26,236        26       70,653         -        50,123        16,493             -        87,172
Net loss                                 -         -            -         -             -             -    (6,131,557)   (6,131,557)
                              ------------  --------  -----------  --------   -----------  ------------  ------------  ------------
BALANCE, December 31, 1998      40,000,000  $ 40,000  $32,343,785  $ 55,181      (138,182) $    (33,306) $(29,520,432) $  2,885,228
                              ============  ========  ===========  ========   ===========  ============  ============  ============

             The accompanying notes are an integral part of these statements.

<Page F-5>

                     DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                     1998           1997           1996
                                                -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $  (6,131,557) $  (3,988,017) $  36,668,669
Non-cash items included in net income (loss)-
  Loss on disposition of property and equipment             -              -          1,850
  Depreciation and amortization                       318,405         93,671         33,459
  Extraordinary item                                        -              -    (38,065,373)
  Interest expense on convertible debt                814,882              -              -
  Stock bonus                                          87,172         13,125              -
Changes in-
  Accounts receivable
    - trade                                          (226,892)       129,519          3,781
    - employee                                        (25,792)       (20,195)       167,266
  Inventory                                        (1,422,222)     1,893,655         22,807
  Prepaid expenses                                     (7,395)       (14,396)       (12,251)
  Accounts payable                                  1,312,788       (532,866)        24,335
  Accrued expenses                                    (70,532)       (21,410)        (9,799)
                                                -------------  -------------  -------------
     Net cash used in operating activities         (5,351,143)    (2,446,914)    (1,165,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               (1,068,578)      (201,965)       (81,210)
  Investment in related party                        (300,000)             -              -
                                                -------------  -------------  -------------
      Net cash used in investing activities        (1,368,578)      (201,965)       (81,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received in acquisition                              -         31,162              -
  Short-term borrowings (payments)                    162,606       (706,390)       375,000
  Purchase of treasury stock                                -       (341,369)    (1,187,607)
  Issuance of convertible debentures and
    warrants net of financing costs                 2,991,936              -        795,044
  Proceeds from issuance of common stock                    -      6,665,756      1,792,025
                                                -------------  -------------  -------------
     Net cash provided by financing activities      3,154,542      5,649,159      1,774,462

     Net increase (decrease) in cash               (3,565,179)     3,000,280        527,996

CASH, beginning of year                             3,620,880        620,600         92,604
                                                -------------  -------------  -------------
CASH, end of year                               $      55,701  $   3,620,880  $     620,600
                                                =============  =============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                 $     153,532  $      75,988  $       2,310
  Reorganization item                                       -              -        135,086
                                                =============  =============  =============

NONCASH TRANSACTIONS:
Common stock issued in connection with -
  Bankruptcy settlement                         $           -  $           -  $ 13,048,000
  Purchase of inventory                                     -              -     2,912,000
  Purchase of fixed assets                             67,500              -             -
  Settlement of notes payable                               -              -       770,000
  Conversion of debentures                          2,952,419              -             -
  Commissions to broker/dealer                        178,918              -             -
Acquisition of R.M. Schultz & Associates -
  Assumption of liabilities                                 -      2,197,058             -
  Issuance of stock                                         -        233,200             -
  Capital equipment leased                                  -        347,189             -
                                                =============  =============  =============


         The accompanying notes are an integral part of these statements

<Page F-6>

                   DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Description of Business
Dauphin Technology, Inc. ("Dauphin") designs, manufactures and markets mobile hand-held and pen-based computers, components and accessories. Dauphin markets its products through a network of value added resellers and software integrators to the commercial and government market segments.

On June 6, 1997, Dauphin acquired all issued and outstanding shares of R.M. Schultz & Associates, Inc., ("RMS") an electronics contract manufacturing firm located in McHenry, Illinois. RMS is involved in electronics design, development and production of products for manufacturers located in Illinois and Wisconsin.

Basis of Presentation
The consolidated financial statements include the accounts of Dauphin and its wholly owned subsidiary, RMS (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

2.  RISK AND UNCERTAINTIES:

Absence of Operating Profit
The Company has incurred a net operating loss in each year since its founding and as of December 31, 1998 has an accumulated deficit of $29,520,432. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

Early Stage of Development of the Company's Products
From June of 1997 through December of 1998, the Company was principally engaged in research and development activities. Currently, the Company is in the early stages of marketing its Orasis( product. As a result, the Company's Orasis( products have been sold in limited quantities and there can be no assurance that a significant market will develop for such products. Therefore, the Company's inability to manufacture and market Orasis( on a timely basis can have a material adverse effect on the Company's financial results.

<Page F-7>

Financing Considerations
Currently, the Company is working to ensure it has appropriate funding to finance future operations. On March 30, 1999 management signed a term sheet with a current investor, which offers to assist the Company in accordance with the proposal described in Note 16. Management is seeking additional financing and is negotiating final terms and conditions with another current investor. Last, management has introduced Orasis(. With the combination of financing and sales of Orasis(, management believes they will be able to generate enough cash to sustain future operations.

3.  SUMMARY OF MAJOR ACCOUNTING POLICIES:

Inventory
Inventory is stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory is comprised of material, labor and overhead and consists of the following at December 31:

                                                  1998             1997
                                              -------------    ------------
Finished goods                                $     310,766    $     22,343
Work in process                                   1,333,147         191,872
Raw materials                                     1,461,773         651,990
DTR semi-finished units                                   -         168,420
DTR accessories, components and supplies                  -       2,640,773
                                              -------------    ------------
                                                  3,105,686       3,675,398
Less - Reserve for Obsolescence                    (152,000)     (2,143,934)
                                              -------------    ------------
                                              $   2,953,686    $  1,531,464

In the fourth quarter of 1997, in conjunction with the final stages of development of Orasis( and its introduction at the fall 1997 COMDEX show, some of the inventory previously acquired for the production of the DTR product line became obsolete. Originally the Company intended to use all parts of the DTR line in the design and production of Orasis(. As a result, in the fourth quarter of 1997 the Company wrote down approximately $1.7 million of inventory comprised primarily of DTR line batteries, power cords, digitizer panels and LCD screens. In the third quarter of 1998, due to humidity and high temperature damage, the Company wrote down approximately $565,000 of inventory. Also in the third quarter of 1998, as a result of the increased popularity of Orasis(, the DTR units in inventory, approximately $83,000, were written down to net realizable value. As of December 31, 1998 all DTR inventory previously reserved for as obsolete or damaged has been disposed of.

Property and Equipment
Property and equipment are recorded at cost. Depreciation is provided using straight-line methods over the estimated lives of the related assets, which range between three and seven years. The estimated lives of leasehold improvements are amortized over the remaining term of the facilities leased, which is four years. Plastic molds are being amortized over the number of estimated parts to be produced (approximately 100,000) estimated to be within 3 years. Property and equipment consist of the following:

                                                  1998             1997
                                              -------------    ------------
Furniture and fixtures                        $      89,084    $     40,950
Office equipment                                    228,618         174,659
Manufacturing and warehouse equipment               618,904         427,791
Leasehold improvements                              405,836         260,201
Plastic molds for the Orasis(                       697,237               -
Automobile                                           12,273          12,273
                                              -------------    ------------
                                                  2,051,952         915,874
Less - Accumulated depreciation
  and amortization                                 (378,051)       (176,318)
                                              -------------    ------------
                                              $   1,673,901    $    739,556
                                              =============    ============

Goodwill
Goodwill is being amortized on a straight-line basis over 10 years. On an ongoing basis, the Company estimates the future undiscounted cash flows before interest of the operating unit to which the goodwill relates in order to evaluate impairment. If impairment exists, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. The Company has not experienced any impairment of goodwill. The Company recorded $87,544 and $20,427 of amortization expense during 1998 and 1997, respectively.

<Page F-8>

Deferred Financing
Financial costs related to the issuance of convertible debentures have been capitalized and are being amortized over the three-year maturity period of debt.

Revenue Recognition
The Company recognizes revenue on the sale of mobile computers, computer accessories and assembled products. Revenues from sales of computer-related products are recognized upon shipment. Revenue from the fulfillment of manufacturing contracts, generally less then year in length, is recognized upon shipment of the finished assembly.

Earnings (Loss) Per Common Share
Basic earnings per common share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 37,287,432, 30,734,045, and 24,076,301 for the years ending December 31, 1998, 1997 and 1996, respectively. Diluted earnings per common share are adjusted for the assumed conversion of convertible debentures and exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect. Approximately 2.5 million additional shares would be outstanding if all convertible debentures were converted into common shares and stock options and warrants were exercised as of December 31, 1998. Refer to Note 16 for dilution subsequent to December 31, 1998.

Use of Estimates
The presentation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

4.  BUSINESS DEVELOPMENT

R. M. Schultz & Associates, Inc.
On June 6, 1997, the Company acquired all outstanding common stock of R. M. Schultz & Associates, Inc., ("RMS") for $2,430,258, consisting of the issuance of the Company's common stock valued at $233,200 and an assumption of $2,197,058 of liabilities. The transaction was accounted for as a purchase. The purchase price was allocated to accounts receivable ($590,330), inventory ($772,658), other current assets ($43,716), property and equipment ($148,108), with the remaining amount ($875,446) being allocated to goodwill.

Under the terms of the acquisition, RMS shareholders received 220,000 shares of Dauphin common stock, with an additional 105,000 shares deposited into an escrow to be released equally over the next three years if certain financial goals of RMS are achieved. Upon issuance of the shares, there will be an additional element of cost related to the transaction that will be recorded as goodwill and amortized over the remaining goodwill life. Due to the fact that the performance goals were not achieved, no additional shares were released to the former RMS owners in 1998.

Results of the operations of RMS are included within the consolidated financial statements commencing June 6, 1997. Unaudited pro forma results as if the transaction occurred on January 1, 1996 are as follows (unaudited):

<Page F-9>

                                             Twelve Months Ended December 31,
                                                  1997              1996
                                            ---------------    -------------
Revenues                                    $     4,614,121    $   5,290,490
(Loss) before extraordinary item                 (4,418,852)      (1,556,273)
Net income (loss)                                (4,418,852)      36,509,100
Basic and diluted earnings (loss) per
  share before extraordinary item           $         (0.14)   $       (0.07)
Basic and diluted earnings (loss) per share           (0.14)            1.52
Weighted average shares outstanding              30,734,045       24,076,301

Such pro forma information is not necessarily indicative of the results of future operations.

5.  SHORT-TERM BORROWINGS:

Short-term borrowings consist of the following at December 31:

                                                  1998              1997
                                            ---------------    -------------
LaSalle Bank Cash Collateral Account        $             -    $      71,421
DCCA Loan                                                 -            5,634
Advacom/Adler & Associates                                -           10,339
Short-term note, net of discount of $3,845          246,155                -
                                            ---------------    -------------
Total short-term borrowings                 $       246,155    $      87,394
                                            ===============    =============

On December 17, 1998, the Company borrowed $250,000 from an investor through a note that matured on January 17, 1999. Interest accrues at 3 percent per month. The note is unsecured, however in the event of default the note can be converted into a Convertible Subordinated Debenture substantially on the same terms as described in Note 7. In addition to interest, the holder is entitled to a detachable warrant, which allows the holder to purchase up to 25,000 shares of common stock at an exercise price of $0.79 per share. The warrant was valued at $3,845 using the Black-Scholes securities valuation model assuming, among other things, a 7% risk free interest rate, $0 dividend yield, 3 year life and 0.28 volatility. The warrants expire in three years and are exercisable immediately. On March 29, 1999, this note, including $7,500 of interest, was converted into 472,667 shares of the Company's common stock as a result of default.

LaSalle Bank Cash Collateral Account is a revolving line of credit with accounts receivable, inventory and unencumbered fixed assets as collateral. The loan carried a 16% annual interest rate. As of February 1, 1998, the LaSalle Bank Cash Collateral Account has been paid. All assets that were posted as collateral for this loan have been released.

<Page F-10>

6.  LONG-TERM DEBT:

As of December 31, 1998, the fair value of long-term debt approximates its book value. At December 31, long-term liabilities consist of:

                                                 1998              1997
                                            ---------------    -------------

McHenry County Department of Planning and
 Development loan for expansion of RMS,
 payable in equal monthly installments over
 84 months with 6% interest.  This loan is
 unsecured and is due on 10/1/2004.         $       127,607    $     145,655

PACJETS Financial Ltd. equipment lease,
 payable in equal monthly installments over
 60 months.  The lease is collateralized
 by the equipment and has a one-dollar
 buy-out option.  The lease carries 12%
 interest and is due on 10/15/2003.                 128,153          148,501

PACJETS Financial Ltd. furniture lease
 payable in equal monthly installments
 over 36 months. The lease carries a 23%
 annual interest rate and is due on
 11/15/2000.  The lease is collateralized
 by the furniture and has a one-dollar
 buy-out option.                                     54,214           54,262

Forest Financial Corporation computer
 equipment lease payable in equal monthly
 installments over 60 months.  The lease
 carries a 16.38% annual interest rate and
 is due on 01/01/2003.  The lease is
 collateralized by the equipment and has
 a one-dollar buy-out option.                        25,417                -
Other - Capital leases for certain vehicles,
 machinery and equipment and certain priority
 tax claims due and payable in equal monthly
 installments over 36 to 72 months.  All
 debts, collateralized by the equipment,
 are due starting in June 2000 through
 October 2002 and carry interest rates
 ranging from 9% to 18%.                             80,996           81,108
                                            ---------------    -------------
      Total long-term liabilities           $       416,387    $     429,526
                                            ===============    =============

Future minimum debt payments are as follows:

             Year                                    Amount Due
          ----------                               --------------
             1999                                  $      113,436
             2000                                         111,870
             2001                                          75,029
             2002                                          70,150
             2003                                          26,664
          Thereafter                                       19,238
                                                   --------------
          Total long-term debt                     $      416,387
                                                   ==============

7.  CONVERTIBLE DEBT AND WARRANTS

On May 13, 1998 the Company issued 8% Convertible Subordinated Debentures - 2001 ("2001 Debentures") to four accredited investors in an aggregate principal amount of $1,000,000 which is due and payable on or about May 13, 2001. Interest is payable on an annual basis. Both interest and principal can be paid in either cash or common stock. The holders of the Debentures have the right to convert 100% of the principle and interest, at any time, into common stock, based on a conversion formula as defined. The formula for the conversion price fluctuates based on a discount from the closing bid price of the Company's common stock. The discount from the closing bid price of the stock increases every thirty days from a minimum of 10% to a maximum of 30%. This discount has been accrued as interest expense in the accompanying statement of operations. Debenture holders also received detachable warrants, allowing them to purchase up to 150,000 shares of common stock at exercise prices ranging from $1.06 to $1.73 per share. The warrants are exercisable immediately and expire in three years. Warrants to purchase 200,000 shares of common stock, including 50,000 warrants issued to the placement agent, were valued at $51,336 using the Black-Scholes securities valuation model, assuming among other things, a 7% risk free interest rate, $0 dividend yield, 3 year life and 27% volatility. The Company paid 8.25% of the principle amount ($34,400) of the Debentures, and issued 35,891 common shares as placement fees. These fees are recorded as deferred financing costs on the balance sheet. Through October 1998, all of the Convertible Subordinated Debentures - 2001, including $8,016 of interest, have been converted into 1,141,411 common shares.

On August 1, 1998 the Company issued 8% Convertible Subordinated Debentures - 2001A ("2001A Debentures") to the same four accredited investors in an aggregate principal amount of $2,000,000, which is due and payable on or about August 1, 2001. Interest is payable on an annual basis. Both interest and principal can be paid in either cash or common stock. The holders of the Debentures have the right to convert 100% of the principle and interest, at any time, into common stock, based on a conversion formula as defined. The formula for the conversion price fluctuates based on a discount from the closing bid price of the Company's common stock. The discount from the closing bid price of the stock increases every thirty days from a minimum of 10% to a maximum of 30%. This discount has been accrued as interest expense in the accompanying statement of operations. The Company paid 7% of the principle amount of the Debenture as a placement fee. The Company also issued 136,809 shares as placement fees. These fees are recorded as deferred financing costs on the balance sheet and are being amortized over 3 years. Through December 31, 1998 a total of $1.1 million of these debentures, including $13,054 of interest, were converted into 2,106,252 shares of the Company's common stock. As of March 1999, additional $660,000 plus interest, of these debentures have been converted into 1,430,815 shares of Company's common stock.

<Page F-11>

8.  STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 provides an alternative to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO 25") and requires additional disclosures. The Company issued non-qualified stock options to purchase 233,000 shares of common stock to certain
key employees at exercise prices ranging from $0.56 to $1.22 per share.   The
options vest immediately and expire in three years. Had the Company accounted for its stock options in accordance with Statement 123, at December 31, 1998 pro forma earnings per share would have been:

                                                        December 31, 1998
                                                        -----------------
Net income as reported (000's)                          $          (6,132)
Pro forma net income for Statement 123 (000's)                     (6,232)
Basic and diluted earnings per common share as reported             (0.16)
Pro forma basic and diluted earnings per common share               (0.17)

Pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may be granted.

For purposes of determining the pro forma effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model:

                                                        December 31, 1998
                                                        -----------------
Dividend yield                                                       0.0%
Risk-free interest rate                                              7.0%
Volatility factor                                                   .2935
Expected life in years                                               2.67

Information regarding these options for 1998 is as follows:

                                                            1998
                                                -----------------------------
                                                             Weighted Average
                                                  Shares      Exercise Price
                                                ----------    ---------------
Options outstanding beginning of year                    0    $             0
Options exercised                                        0                  0
Options granted                                    263,000             0.8076
Options forfeited                                  (30,000)            1.0625
                                                ----------    ---------------
Options outstanding at year end                    233,000    $        0.7748
Weighted average fair value of options
  granted during the year                       $     0.39

Options exercisable at year end                    233,000

Option price range at year end                  $0.5625 to $1.2188

The following table summarizes information about the options outstanding at December 31, 1998:


                     Options Outstanding                               Options Exercisable
---------------------------------------------------------------  ----------------------------
   Range of      Number of     Weighted Avg.      Weighted Avg.   Number of     Weighted Avg.
Exercise Prices   Shares     Contractual Life    Exercise Price     Shares     Exercise Price
---------------  ----------  ------------------- --------------  ----------  ----------------
      $  1.0625      70,000          2.5              $  1.0625      70,000         $  1.0625
      $  1.2188      13,000         2.75              $  1.2188      13,000         $  1.2188
      $  0.5625      80,000         2.88              $  0.5625      80,000         $  0.5625
      $  0.6250      20,000         2.88              $  0.6250      20,000         $  0.6250
      $  0.6563      50,000         2.88              $  0.6563      50,000         $  0.6563
                  ---------      --------         -------------   ---------    --------------
                    233,000         2.78              $  0.7748     233,000         $  0.7748

<TABLE\>

<Page F-12>

9.  EMPLOYEE BENEFITS PLAN

The Company maintains a salary deferral 401(k) plan covering substantially all employees who meet specified service requirements. Contributions are based upon participants' salary deferrals and compensation and are made within Internal Revenue Service limitations. For the fiscal years 1998, 1997 and 1996, the Company did not make any matching contributions. The Company does not offer post-employment or post-retirement benefits. The Company does not administer this plan, and contributions are determined in accordance with provisions of the plan.

10.  RISK CONCENTRATION

Significant Customers
Three customers represent $2,281,000 or 43%, $1,114,000 or 21% and $617,000 or 11% of the Company's revenue during 1998. These percentages were consistent during 1998 and 1997.

Significant Suppliers
On January 1, 1999, RMS entered into a manufacturing agreement with a manufacturing company for the manufacture of motherboards for Orasis(.
Dauphin guarantees RMS's performance under this contract. The agreement requires 20,000 units of production over a three-year period with a cost of $820 per motherboard.

An electronic engineering and development firm designed hardware and software for the Orasis(. The Company relies on future support from this firm for improvements in the current as well as the development of future generations of the product.

11.  INCOME TAXES:

A reconciliation of the income tax expense on income at the U.S. federal statutory rate to the reported income tax expense follows:


                                          1998          1997          1996
                                      -----------   -----------   ----------
U.S. federal statutory rate
 applied to pretax income             $(2,084,729)  $(1,355,926)  $ (502,395)
Permanent differences and adjustments     120,802        31,906        6,270
Tax assets including net operating
 loss carryforward                      1,963,927     1,324,020      496,125
                                      -----------   -----------   ----------
Income tax provision                  $         -   $         -   $        -
                                      ===========   ===========   ==========


As of December 31, 1998 and 1997, the Company had generated deferred tax assets as follows:

                                                     December 31,
                                                  1998           1997
                                             ------------    ------------
Gross deferred tax assets-
  Net operating loss (NOL) carryforward      $ 16,962,154    $  7,779,866
  Reserves for inventory obsolescence             152,000       2,068,734
  Bad debt reserve                                 11,238           7,500
  Vacation Accrual                                      -          58,377
  Depreciation                                     44,260          37,053
  Other timing differences                          9,075               -
                                             ------------    ------------
                                               17,178,727       9,951,530
Current federal statutory rate                         34%             34%

Deferred tax assets                             5,840,767       3,383,520

Less- SFAS 109 valuation allowance             (5,840,767)     (3,383,520)
                                             ------------    ------------
Net deferred tax asset                       $          -    $          -
                                             ============    ============

<Page F-13>

Deferred income taxes include the tax impact of NOL carryforwards.
Realization of these assets, as well as other assets listed above, is contingent on future taxable earnings by the Company. In accordance with the provisions of SFAS 109, a valuation allowance of $(5,840,767) and $(3,383,520) at December 31, 1998 and 1997, respectively, has been applied to these assets. During 1995, there was an ownership change in the Company as defined under Section 382 of the Internal Revenue Code of 1986, which adversely affects the Company's ability to utilize the NOL carryforward.

12.  BUSINESS SEGMENTS:

The Company has adopted SFAS No. 131 "Disclosures about Segments of an
Enterprise and Related Information". The Company has two reportable segments:
Dauphin Technology, Inc. or ("Mobile Group") and R.M. Schultz & Associates,
Inc. ("RMS"). The mobile group is involved in design, manufacturing and distribution of hand-help pen-based computer systems and accessories. RMS is an electronic contract-manufacturing firm.

The reportable segments are managed separately because each business has different customer requirements, either as a result of the regional environment of the country or differences in products and services offered.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intangible assets are included in each segment's reportable assets and the amortization of these intangible assets is included in the determination of a segment's operating profit or loss. The Company evaluates performance based on profit or loss from operations before income taxes, interest, and non-operating income
(expenses).


                                         1998          1997          1996
                                     -----------  -----------   ------------
Revenue
  Mobile Group                       $   385,739  $    71,834   $     93,947
  RMS                                  5,637,574    2,658,201              -
  Inter-company elimination             (655,799)           -              -
                                     -----------  -----------   ------------
         Total                         5,367,514    2,730,035         93,947

Operating (Loss)
  Mobile Group                        (4,707,321)  (3,929,690)    (1,269,305)
  RMS                                   (499,885)       1,588              -
  Inter-company elimination              (32,778)           -              -
                                     -----------  -----------   ------------
         Total                        (5,239,984)  (3,928,102)    (1,269,305)

Assets
  Mobile Group                         4,991,346    6,073,910      3,402,860
  RMS                                  5,078,453    2,979,143              -
  Inter-company elimination           (3,350,164)  (1,783,917)             -
                                     -----------  -----------   ------------
         Total                         6,719,635    7,269,136      3,402,860

Capital Expenditures
  Mobile Group                           748,131        9,145         81,210
  RMS                                    387,947      540,009              -
                                     -----------  -----------   ------------
         Total                         1,136,078      549,154         81,210

13.  COMMITMENTS AND CONTINGENCIES:

Minimum annual rental commitments at December 31, 1998, under non-cancelable operating leases, principally for real estate, are payable as follows:

                                              Dauphin          RMS
                                           -------------  -------------
         1999                              $     102,474  $     190,660
         2000                                    114,701        190,660
         2001                                    120,438        190,660
         2002                                     51,190         81,025
                                           -------------  -------------
                                           $     388,803  $     653,005

<Page F-14>

Total rental expense was approximately $276,000, $162,000 and $84,000 for 1998, 1997 and 1996 respectively. The leases contain renewal options and escalation clauses.

The Company is involved in a lawsuit with an ex-employee/officer that has claimed that the Company wrongfully discharged him. The lawsuit is seeking specific performance under the contract and any reasonable relief that Court deems just. The suit was filed on April 11, 1998 and as of April 13, 1999 four out of five claims in the lawsuit have been dismissed. Management believes that the Company has several defenses to the claim remaining and made adequate provisions in the financial statements for any expected liability that may result from the disposition of the lawsuit. It is the opinion of management that the ultimate liability, if any, will not be material to the Company's results of operations or financial position.

14.  RELATED-PARTY TRANSACTIONS:

CADserv, an engineering services company based in Schaumburg, Illinois, controlled by an Officer and a major shareholder, has contributed to the design, packaging and manufacturing of Dauphin's DTR and Orasis( product lines and will likely continue in this capacity in the future. The Company paid $140,192 during 1998, $75,000 in 1997and $0 in 1996 for such services.

On February 6, 1996 the Company entered into an agreement with Victor Baron,
Savely Burd and Interactive Controls, Inc., an Illinois corporation
("Intercon").  Mr. Baron's employment with the Company terminated on February
24, 1998.  Mr. Burd continues to serve as an employee and Chief Financial
Officer of the Company. On December 29, 1998 the Board of Directors voted unanimously to terminate the Intercon agreement and to accept Mr. Burd's resignation from Intercon and all positions he held in Intercon.

As of December 31, 1998, the Company extended approximately $32,000 of loans to members of management. In January of 1999, these loans were repaid.

In September of 1998, the Company paid $300,000 for 3,000 shares of restricted Convertible Preferred stock in Celtic Investment Inc., ("Celtic") a company that is managed by one of the members of Dauphin board of directors. On January 10, 1999 the Company sold 100 shares of such securities in a private transaction to an accredited investor. The shares can not be liquidated in the open market for a year and there may be a significant decrease in the value of the investment at the time of liquidation. Celtic's common stock is publicly traded and at December 31, 1998 was trading at $1.25 and on March 30, 1999 was trading at $0.57.

In January 1999 the Company borrowed $135,000 from two members of the Board of Directors. The loans mature in six months and accrue interest at 1%.

RMS facilities are leased from Enclave Corporation, a company that is owned by Richard M. Schultz, President of RMS. The Company paid $165,660 of rent and $25,267 of real estate taxes for the property lease in 1998 and $82,830 of rent and $16,400 of real estate taxes for the second half of 1997.

15.  EQUITY TRANSACTIONS:

1998 Transactions
On January 5, March 5, June 5 and September 5, 1998, under an employment contract relating to the RMS acquisition, the Company issued 12,500 shares on each date to Richard M. Schultz. Under the contract, Mr. Schultz is entitled to purchase 50,000 common shares per year for the duration of his employment contract at $1.00 below the market value on the date immediately preceding the date of exercise. The common shares issued in connection with this transaction were treasury shares. On March 6, 1998, Mr. Schultz returned
7,901 shares to treasury as repayment of his obligation to the Company and on July 6, 1998 the Company issued additional 1,260 shares to Mr. Schultz to compensate for the decrease in price of the stock on the day of issuance.

On March 3, 1998, for services performed, the Company issued 30,000 shares to Mr. Mikolai Prociuk, an employee of the Company, as a bonus.

<Page F-15>

On March 31, 1998 the Company registered with Securities and Exchange
Commission 4,523,608 shares issued to accredited investors in a private placement that concluded in December 1997. In addition to the shares issued in the private placement, the Company registered 2,964,327 shelf shares for use, if needed, for future acquisitions, to raise capital, to fund production of Orasis( hand-held computer or RMS contract manufacturing operations.

On May 8, 1998, the Company issued 60,000 common shares to Family Tools, Inc.
for industrial molds used in the production of Orasis( hand-held computer.
The shares were valued at $1.125, closing bid price on that day.

On June 24, 1998, for services performed, the Company issued 3,000 shares to Ms. Nina O'Connor, an employee of the Company, as a bonus.

Since May of 1998, 2,705,391 shares that were previously registered as shelf shares and 542,272 treasury shares were issued in exchange for $1 million of principal of 2001 Debentures and $1.1 million of principle of 2001A
Debentures and $21,070 of interest. $34,400 and 172,700 shares in lieu of $178,918 in fees, were issued to brokers for the 2001 Debentures and 2001A
Debentures (Note 7).

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

On July 16, 1997, the Company repurchased 745,126 shares held by Alan S.K.
Yong, former founder and President of Dauphin, for $260,794 or $0.35 per share. Simultaneously, Dauphin accepted Mr. Yong's resignation from the Board of Directors.

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

In the fourth quarter, the Company conducted a private placement of 4,391,852 shares of common stock at $1.00 per share. All shares issued were previously unissued and unregistered. In total, $4,391,852 was raised. As of December
31, 1997, the Company closed this private placement. As part of the transaction, a lead broker/dealer received $439,185 or ten (10%) percent cash compensation and 131,756 common shares or three (3) shares for each 100 shares placed as commission for the amount raised. The broker also has an option to purchase additional 175,674 shares or four (4) shares for each 100 shares placed at a $1.00 each within one year from the close of this transaction.

16.	SUBSEQUENT EVENTS:

In March of 1999, the Company issued 92,125 treasury shares and 1,430,815 restricted shares in exchange for $660,000 of principal and $17,123 of interest on Convertible Debentures - 2001A. In addition, the short-term loan from an investor in the amount of $250,000 together with $7,500 of interest was converted into 472,667 restricted shares.

On January 5, 1999, the Company issued 13,792 shares under an employment contract relating to the RMS acquisition to Richard M. Schultz.

In February 1999, the Company factored certain receivables with a factoring company and pledged approximately $350,000 of its receivables. In exchange, the factoring company receives 1% for every 10 days a receivable is outstanding and an exit fee of $40,000.

In March of 1999 the Company issued warrants to an investment banker to purchase 50,000 shares at an exercise price of $0.60 exercisable after the market bid price of the Company's stock reaches above $1.00 for 15 consecutive trading days. Also in March of 1999 the Company issued warrants to the same investment banker to purchase 50,000 shares at an exercise price of $0.50 exercisable after the market bid price of the Company's stock reaches above $2.00 for 15 consecutive trading days.

In March, the Company issued 507,160 restricted shares to five accredited investors in exchange for $364,795. In addition to the shares, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.10 per share. The warrants are exercisable immediately and expire in five years.

On March 26, 1999, Addison Engineering, Inc. filed a complaint in the Circuit
Court of Cook County, Illinois against R.M. Schultz & Associates, Inc. for non-compliance under specific contract. In total the amount claimed is $51,140, which consists of some outstanding bills and additional materials allegedly developed for future production. Management feels that it made adequate provisions in its financial statements for any loss that may result from the disposition of the lawsuit. It is the opinion of management that the ultimate liability, if any, will not be material to the Company's results of operations or financial position.

Funding Agreement
On March 30, 1999, Dauphin signed a proposal with an accredited investor
("Investor") which offers to assist the Company in accordance with the following proposal: 1. The investor agreed to commit up to $6 million according to the following conditions. A) The first closing for $1 million will occur upon execution of agreed upon documentation as well as a deposit of 2 million freely trading common shares (which shall be pledged by current shareholders) in escrow. This tranche will take the form of an 8% promissory note convertible into stock beginning sixty days after closing. The conversions will be at a 15% discount from the closing bid price of the Company's common stock. Alternatively, the Company has the right to redeem the note at a premium ranging from a minimum of 8% to a maximum of 15% that fluctuates based on the number of days after closing ranging from 15 to 60 days. If the Company's stock value decreases, under the 5/8 bid for two consecutive days the Company must replenish the escrow account with additional shares until the escrow value is greater than $1.5 million. B) At the earlier of 90 days or liquidation of the first tranche, the Investor may fund in additional $500,000 increments for a period of up to twelve months thereafter in terms identical to the first tranche (including additional warrants and freely trading common shares) with each subsequent tranche callable upon the liquidation of the previous tranche or earlier with mutual consent. The investor will receive warrants to purchase 100,000 common shares of stock at an exercise price of $1.00 per share for the commitment.
In addition the Investor will receive warrants to purchase 50,000 shares of common stock for every $1 million increment funded. The exercise price is 125% of the closing bid the day previous to closing.

On April 15, 1999, the Company received $1 million in connection with the first tranche as specified under the agreement.

<Page F-16>


