Form 10-Q
period 1999-03-31
DAUPHIN TECHNOLOGY INC
filed 1999-05-17
CIK 832489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the quarterly period ended March 31, 1999

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
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 1999, 42,665,800 shares of the registrants common stock, $.001 par value, was issued and 42,659,800 was outstanding, with 6,000 treasury shares.

<Page 1>

                           DAUPHIN TECHNOLOGY, INC.
                              Table of Contents

                                                                      Page
PART I   FINANCIAL INFORMATION
  Item 1.    Financial Statements
             CONSOLIDATED BALANCE SHEETS
             March 31, 1999 and December 31, 1998                       3

             CONSOLIDATED STATEMENTS OF OPERATIONS
             Three Months Ended March 31, 1999 and 1998                 4

             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) Year Ended December 31, 1998 and
             Three Months Ended March 31, 1999                          5

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             Three Months Ended March 31, 1999 and 1998                 6

             NOTES TO FINANCIAL STATEMENTS                              7

   Item 2.   Management's Discussion and Analysis of Results of
             Operations and Financial Condition                         10

PART II   OTHER INFORMATION                                             12

Item 1.	Legal Proceedings
Item 2.	Changes in the Rights of the Company's Security Holders
Item 3.	Default by the Company on its Senior Securities
Item 4.	Submission of Matters to a Vote of Securities Holders
Item 5.	Other Information
Item 6(a).	Exhibits
Item 6(b).	Reports on Form 8-K

           SIGNATURE                                                    12

<Page 2>

                            DAUPHIN TECHNOLOGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (Unaudited)

                                        March 31, 1999     December 31, 1998
                                        --------------      ---------------
CURRENT ASSETS:
   Cash                                 $      144,865      $        55,701
   Accounts receivable-
     Trade, net of allowance for
      bad debt of $11,238 at March 31,
      1999 and December 31, 1998               571,768              689,713
     Employee receivables                       45,496               45,987
   Inventory, net of reserve for
    obsolescence of $152,000 at March
    31, 1999 and December 31, 1998           3,491,920            2,953,686
   Prepaid expenses                             42,385               46,596
                                        --------------      ---------------
       Total current assets                  4,296,434            3,791,683

INVESTMENT IN RELATED PARTY                    290,000              300,000
PROPERTY AND EQUIPMENT, net of
 accumulated depreciation of
 $461,822 at March 31, 1999 and
 $378,051 at December 31, 1998               1,601,549            1,673,901
DEFERRED FINANCING COST, net of
 accumulated amortization of $180,431
 at March 31, 1999 and $29,128 at
 December 31, 1998                              35,273              186,576
GOODWILL, net of accumulated
 amortization of $129,858 at March 31,
 1999 and $107,971 at December 31, 1998        745,589              767,475
                                        --------------      ---------------
       Total assets                     $    6,968,845      $     6,719,635
                                        ==============      ===============

CURRENT LIABILITIES:
   Accounts payable                     $    2,673,444      $     2,103,572
   Accrued expenses                            196,007              215,305
   Current portion of long-term debt           113,436              113,436
   Short-term borrowings, net of discount
    of $3,845 at December 31, 1998             446,416              246,155
   Unearned revenue                            300,000                    -
   Convertible debentures, net of
    discount of $14,104 at March 31,
    1999 and $47,012 at December 31, 1998      225,896              852,988
                                        --------------      ---------------
        Total current liabilities            3,955,199            3,531,456

LONG-TERM DEBT                                 273,572              302,951
COMMITMENTS AND CONTINGENCIES
                                        --------------      ---------------
        Total liabilities               $    4,228,771      $     3,834,407
                                        ==============      ===============

SHAREHOLDERS EQUITY:
   Preferred stock, $0.01 par value,
    10,000,000 shares authorized but
    unissued                                         -                    -
   Common stock, $0.001 par value,
    100,000,000 shares authorized;
    42,505,754 shares issued and
    42,474,952 outstanding at March 31,
    1999 and 40,000,000 shares issued
    and 39,861,818 outstanding at
    December 31, 1998                           42,506               40,000
   Treasury stock, at cost, 30,802 at
    March 31, 1999 and 138,182 shares at
    December 31, 1998                          (10,781)             (33,306)
   Warrants                                    132,633               55,181
   Paid-in capital                          34,144,701           32,343,785
   Accumulated deficit                     (31,568,985)         (29,520,432)
                                        --------------      ---------------
       Total shareholders equity            2,740,074            2,885,228
                                        --------------      ---------------
       Total liabilities and
         shareholders equity           $    6,968,845      $     6,719,635
                                        ==============      ===============

<Page 3>


                             DAUPHIN TECHNOLOGY, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (Unaudited)

                                                 1999            1998
                                             -------------   -------------
NET SALES                                    $   1,246,061   $   1,456,522
COST OF SALES                                    1,420,237       1,235,709
                                             -------------   -------------
      Gross profit                                (174,176)        220,843

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                           926,863         563,684
RESEARCH AND DEVELOPMENT
  EXPENSE                                          291,249         555,027
                                             -------------   -------------
     (Loss) before interest and income taxes    (1,392,288)       (897,868)

INTEREST EXPENSE                                   660,557          20,543
INTEREST INCOME                                      4,292          43,241
                                             -------------   -------------
     (Loss) before income taxes                 (2,048,553)       (875,170)

INCOME TAXES                                             -               -
                                             -------------   -------------
NET (LOSS)                                   $  (2,048,553)  $    (875,170)
                                             -------------   -------------
BASIC AND DILUTED (LOSS) PER SHARE           $       (0.05)  $       (0.03)
                                             -------------   -------------

Weighted Average number of
   Common Shares outstanding                    41,043,203      36,339,137

<Page 4>

                           DAUPHIN TECHNOLOGY, INC.
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                         YEAR ENDED DECEMBER 31, 1998
                   AND THREE MONTHS ENDED MARCH 31, 1999
                               (Unaudited)

                                   Common Stock                Treasury Stock       Paid-in    Accumulated
                                Shares     Amount   Warrants  Shares     Amount     Capital      Deficit        Total
                             ----------  ---------  --------  -------  ----------  -----------  ------------  -----------
BALANCE, December 31, 1997   37,035,673  $  37,036  $      - (730,577) $ (255,702) $29,283,136  $(23,388,875) $ 5,675,595
Issuance of common stock in connection with:
Conversions of debt           2,705,391      2,705         -  542,272     205,903    2,743,811             -    2,952,419
Commissions to placement agent  172,700        173         -        -           -      178,745             -      178,918
Purchase of fixed assets         60,000         60         -        -           -       67,440             -       67,500
Issuance of warrants in
 connection with debt issuance        -          -    55,181        -           -            -             -       55,181
Stock bonuses paid               26,236         26         -   50,123      16,493       70,653             -       87,172
Net loss                              -          -         -        -           -            -    (6,131,557)  (6,131,557)
                             ----------  ---------  --------  -------  ----------  -----------  ------------  -----------
BALANCE, December 31, 1998   40,000,000  $  40,000  $ 55,181 (138,182) $  (33,306) $32,343,785	$(29,520,432) $ 2,885,228
Issuance of common stock in connection with:
Conversions of debt           1,998,594      1,999         -   87,380      15,525    1,451,410             -    1,468,934
Private placement               507,160        507         -        -           -      344,006             -      344,513
Issuance of warrants                  -          -    77,452        -           -            -             -       77,452
Stock bonuses paid                    -          -         -   20,000       7,000        5,500             -       12,500
Net loss                              -          -         -        -           -            -    (2,048,553)  (2,048,553)
                             ----------  ---------  --------  -------  ----------  -----------  ------------  -----------
BALANCE, March 31, 1999      42,505,754  $  42,506  $132,633  (30,802) $  (10,781) $34,144,701  $(31,568,985) $ 2,740,074
                             ==========  =========  ========  =======  ==========  ===========  ============  ===========
<TABLE\>

<Page 5>

                          DAUPHIN TECHNOLOGY, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (Unaudited)

                                                    1999            1998
                                               -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES -
   Net (loss)                                  $  (2,048,553)   $   (875,170)
   Non-cash items included in net (loss):
    Depreciation and amortization                    256,961          49,148
    Warrants issued in lieu of consulting fees        18,473               -
    Stock bonuses                                     12,500               -
    Interest expense on convertible debt             591,843               -
   Decrease in accounts receivable - trade           117,945         143,802
   Decrease in accounts receivable from employees        491          16,695
   (Increase) in inventory                          (538,234)       (265,900)
   Decrease/(increase) in prepaid expenses             4,211         (35,681)
   Increase/(decrease) in accounts payable           569,872        (145,738)
   (Decrease) in accrued expenses                    (19,298)       (165,954)
   (Decrease) in short term notes                          -         (14,001)
   Increase in unearned revenue                      300,000               -
                                               -------------    ------------
    Net cash (used for) operating activities        (733,780)     (1,292,799)

CASH FLOWS FROM INVESTING ACTIVITIES -
   Investment in related party                        10,000               -
   Purchase of property and equipment                (11,419)       (383,707)
                                               -------------    ------------
    Net cash (used for) investing activities          (1,419)       (383,707)

CASH FLOWS FROM FINANCING ACTIVITIES -
   Proceeds from issuance of shares                  344,513          58,595
   Proceeds from issuance of warrants                 58,979               -
   Long-term leases and other obligations            (29,379)              -
   Increase/(decrease) in short term borrowing       450,250         (84,787)
                                               -------------    ------------
    Net cash provided by financing activities        824,363         (26,192)
                                               -------------    ------------
      Net increase (decrease) in cash                 89,164      (1,702,698)

CASH BEGINNING OF PERIOD                              55,701       3,620,880
                                               -------------    ------------
CASH END OF PERIOD                             $     144,865    $  1,918,182
                                               =============    ============
Cash Paid During The Period For -
   Interest                                    $      45,150    $     20,543
   Income Taxes                                            -               -
                                               =============    ============

NON-CASH ACTIVITY:
   Stock issued in conversion of debt          $   1,468,934    $          -
   Capital Lease Obligations                               -          53,405
                                               =============    ============

<Page 6>

                           DAUPHIN TECHNOLOGY, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business
Dauphin Technology, Inc. (Dauphin or the Company) designs, manufactures and markets mobile hand-held and pen-based computers, components and accessories. Dauphin markets its products through a network of value added resellers and software integrators to the commercial and government market segments.

Basis of Presentation
The consolidated financial statements include the accounts of Dauphin and its wholly owned subsidiary, R.M. Schultz & Associates, Inc. (RMS). All significant intercompany transactions and balances have been eliminated in consolidation.

2.   SUMMARY OF MAJOR ACCOUNTING POLICIES

Earnings (Loss) Per Common Share
Basic earnings per common share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 41,043,203 for the three month period March 31, 1999 and 36,339,137 for the three month period March 31, 1998. Diluted earnings per common share are adjusted for the assumed conversion of convertible debentures and exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect. Approximately 1.3 million additional shares would be outstanding if all convertible debentures were converted into common shares and stock options and warrants were exercised as of March 31, 1999.

Unaudited Financial Statements
The accompanying statements are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of results have been included. The interim financial statements contained herein do not include all of the footnotes and other information required by generally accepted accounting principles for complete financial statements as provided at year-end. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1998.

The reader is reminded that the results of operations for the interim period are not necessarily indicative of the results for the complete year.

3.   RISKS AND UNCERTAINTIES

The Company has incurred a net operating loss in each year since its founding and as of March 31, 1999 has an accumulated deficit of $31,568,984. The
Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products.
There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

<Page 7>
Due to ramp up in manufacturing and marketing of Orasis, the Company has substantial cash requirements. Currently, the Company has limited cash on hand (approximately $220,000 as of May 14, 1999). Management is working on obtaining financing to fund operations. On March 30, 1999 management signed a term sheet with a current investor, which offers to assist the Company in accordance with the proposal described in Note 4. As part of the arrangement, on April 15, 1999 the Company received the first $1,000,000 of the funding.
Management is seeking additional financing and is negotiating terms and conditions with several current investors. There can be no assurance that the Company will be able to obtain the necessary capital to sustain future operations, however, management believes that the combination of financing
(yet to be negotiated) and sales of Orasis will generate enough cash to sustain future operations.

4.   LIABILITIES

In February 1999, the Company factored certain receivables with a factoring company and pledged approximately $350,000 of its receivables. In exchange, the factoring company receives 1% for every 10 days a receivable is outstanding and an exit fee of $40,000. In addition to factoring the Company borrowed $205,000 from its affiliates. These loans are for a period of six months, they are uncollateralized and carry a 2% rate of interest.

Company received a deposit for future deliveries of product from BulFon SA in the amount of $300,000, recorded as unearned revenue.

All inventory and receivables of R.M. Schultz & Associates, Inc. have been used as collateral for certain vendors with trade payables of approximately
$430,000 included in accounts payable balances at March 31, 1999.

Funding Agreement
On March 30, 1999, the Company signed an agreement with an accredited investor ("Investor") for financing as follows: 1. The Investor agreed to commit up to $6 million according to the following conditions. A) The first closing for $1 million will occur upon execution of agreed upon documentation as well as a deposit of 2 million free trading common shares (which shall be pledged by current shareholders) in escrow. This tranche will take the form of an 8% promissory note convertible into stock beginning sixty days after closing. The conversions will be at a 15% discount from the closing bid price of the Company's common stock. Alternatively, the Company has the right to redeem the note at a premium ranging from a minimum of 8% to a maximum of 15% that fluctuates based on the number of days after closing ranging from 15 to 60 days. If the Company's stock value is below the 5/8 bid for two consecutive days the Company must replenish the escrow account with additional shares until the escrow value is greater than $1.5 million. B) At the earlier of 90 days after closing or liquidation of the first tranche, the Investor may fund additional $500,000 increments for a period of up to twelve months thereafter in terms identical to the first tranche (including additional warrants and free trading common shares) with each subsequent tranche callable upon the liquidation of the previous tranche or earlier with mutual consent. The Investor will receive warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share for the commitment. In addition the Investor will receive warrants to purchase
50,000 shares of common stock for every $1 million increment funded. The exercise price is 125% of the closing bid the day previous to closing of each tranche.

On April 15, 1999, the Company received $1 million in connection with the first tranche as specified under the agreement.

5.   BUSINESS SEGMENTS:

                                    March 31, 1999     March 31, 1998
                                    --------------     --------------
Revenue
  Mobile Group                      $       89,481     $        4,781
  RMS                                    1,243,652          1,451,741
Inter-company elimination                  (87,072)                 -
                                    --------------     --------------
     Total                               1,246,061          1,456,522

Operating (Loss)
  Mobile Group                            (990,865)          (968,513)
  RMS                                     (393,222)            70,645
  Inter-company elimination                (10,451)                 -
                                    --------------     --------------
     Total                              (1,394,538)          (897,868)

                                    March 31, 1999   December 31, 1998
                                    --------------     --------------
Assets
  Mobile Group                       $   5,119,444     $    4,991,346
  RMS                                    5,571,589          5,078,453
  Inter-company elimination             (3,722,188)        (3,350,164)
                                    --------------     --------------
     Total                               6,968,845          6,719,635

<Page 8>

6.   COMMITMENTS AND CONTINGENCIES

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

On March 26, 1999 Addison Engineering, Inc. filed a complaint in the Circuit
Court of Cook County, Illinois against R.M. Schultz & Associates, Inc.
alleging breach of a contract and claiming $51,140 due for outstanding invoices and additional materials allegedly developed for future production.
Management feels that it has several defenses to this claim and has made adequate provisions in its financial statements for any potential liability that may result from the disposition of the lawsuit. Any such unfavorable disposition will not be material to the Company's results of operations or financial position.

7.	EQUITY TRANSACTIONS

1999 Events
In January and April 1999, the Company issued a total of 36,327 shares under an employment contract with Richard M. Schultz. As of May 14, 1999, the
Company no longer employs Richard M. Schultz.

In February and March 1999, the Company issued a total of 87,380 treasury shares and 1,570,927 restricted shares in exchange for $660,000 of principal, $17,123 of interest and $32,909 of original issue discount amortization on Convertible Debentures - 2001A. In addition, in March the short-term loan from an investor in the amount of $250,000 together with $7,500 of interest was converted into 472,667 restricted shares.

In March 1999, the Company issued warrants to an investment banker to purchase 50,000 shares at an exercise price of $0.60 exercisable after the market bid price of the Company's stock exceeds $1.00 for 15 consecutive trading days. Also in March of 1999 the Company issued warrants to the same investment banker to purchase 50,000 shares at an exercise price of $0.50 exercisable after the market bid price of the Company's stock exceeds $2.00 for 15 consecutive trading days. The warrants were valued at $18,473 using the Black-Scholes securities valuation model, assuming among other things, a 7% risk free interest rate, $0 dividend yield, 1 and 2 year life respectively and 29% volatility.

In March 1999, the Company issued 507,160 restricted shares to five accredited investors in exchange for $403,492. In addition to the shares, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.10 per share exercisable immediately. The warrants were valued at $58,979 using the Black-Scholes securities valuation model, assuming among other things, a 7% risk free interest rate, $0 dividend yield, 5 year life and 30% volatility.

Subsequent Events
In May 1999, the Company issued 150,000 restricted shares to two accredited investors in exchange for $82,500. In addition to the shares the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.55 per share. The warrants are exercisable immediately and expire in three years.

<Page 9>

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF RESULTS OF
                   OPERATIONS AND FINANCIAL CONDITION

Note: This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the Company's fiscal year 1998 Annual Report on Form
10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CHANGES IN FINANCIAL POSITION AND RESULTS OF OPERATIONS

Dauphin Technology, Inc. ("Mobile Group")
Revenue for Dauphin Technology, Inc. increased from $4,800 in the first quarter of 1998 to $89,000 in 1999. The revenue increased as a result of shipping of the Orasis product beginning in the third and the fourth quarter of 1998. The gross profit margins are not comparable for the periods due to fluctuation in sales.

Selling, general and administrative expenses increased to approximately
$751,000 in 1999 from $414,000 in 1998. The increase from 1998 to 1999 was due to additional staffing in sales and marketing departments and expense related to product demonstrations. The Company advertised its flagship product Orasis in several trade magazines. Further, the Company added two
Senior Vice-Presidents in Sales and Marketing and in Operations.

R.M. Schultz & Associates, Inc.
Revenue for RMS decreased from $1.46 million in 1998 to $1.25 million in 1999, including intercompany transactions, primarily due to slowdown in customer orders. The gross profit margin for RMS decreased from 6% in 1998 to 0% in the first quarter of 1999 due to startup inefficiencies in manufacturing of Orasis.

Selling, general and administrative expenses increased in 1999 to approximately $176,000 from $150,000 in 1998. The increase from 1998 to 1998 was primarily due to additional administrative personnel. Starting late in April 1999, senior management and staff of RMS has gone through a restructuring. As of May 13, 1999 Kostas H. Arhos has been appointed as a new President of RMS.

Net (loss)
The loss after tax increased for the first quarter of 1999 to ($2.05) million or ($0.05) per share from ($875,000) or ($0.03) per share in 1998. The dramatic increase in the net loss was due partially to convertible debentures with a guaranteed return resulting in interest expense and manufacturing inefficiencies related to production of Orasis. Loss per common share is calculated based on the monthly weighted average number of common shares outstanding which were 41,043,203 for the three month period March 31, 1999, and 36,339,137 for the period March 31, 1998.

Use of Estimates
The presentation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

Balance Sheet
During the first quarter of 1999, total assets for the Company increased to $6,969,000 from $6,720,000 at December 31, 1998. The increase was primarily due to increase in inventory of Dauphin's Orasis. Accounts receivable decreases primarily due to slowdown in customer orders. Accounts receivable represent certain funds due to the Company as part of the normal operations of the Company. Trade accounts payable increased proportionally with the increase in inventories. Convertible debentures decreased during the quarter due to conversions into equity. Also, the Company received a deposit for future deliveries of product from BulFon SA in the amount of $300,000, recorded as unearned revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred a net operating loss in each year since its founding and as of March 31, 1999 has an accumulated deficit of $31,568,984. The
Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products.
There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

<Page 10>

Due to ramp up in manufacturing and marketing of Orasis, the Company has substantial cash requirements. Currently, the Company has limited cash on hand (approximately $220,000 as of May 14, 1999). Management is working on obtaining financing to fund operations. On March 30, 1999 management signed a term sheet with a current investor, which offers to assist the Company in accordance with the proposal described in Note 4. As part of the arrangement, on April 15, 1999 the Company received the first $1,000,000 of the funding.
Management is seeking additional financing and is negotiating terms and conditions with several current investors. There can be no assurance that the Company will be able to obtain the necessary capital to sustain future operations, however, management believes that the combination of financing
(yet to be negotiated) and sales of Orasis will generate enough cash to sustain future operations.

OTHER

The Company has been and continues to address the universal situation commonly referred to as the "Year 2000 Problem". The "Year 2000 Problem" is related to the inability of certain computer systems, software and embedded technologies to properly recognize and process date-related information surrounding the Year 2000.

In 1998, the Company initiated a comprehensive review of its computerized
Information Technology (IT) and non-information technology systems to identify systems that could be affected by the Year 2000 problems and has implemented a plan to resolve the identified issues. The Year 2000 issues were analyzed by identifying and assessing all systems, software and embedded technologies and business partners with internal business critical systems given a higher priority. The Company defines a system as business critical if a failure would cause a significant service disruption or could cause a material adverse effect on the Company's operations or financial results. The
Company expects to have contingency plans developed for business critical systems by July 31, 1999.

In order to address year 2000 problem, the Company upgraded its main server, printing capabilities, telephone system as well as its information management software. The Company expects to spend additional $60,000 to $75,000 in June through August 1999 to modify the remaining information management system at its subsidiary to enable proper processing of information. In case the system is not year 2000-compliant, the Company has the ability to maintain manual journals for a period of time until year 2000-compliant software is installed. Of this cost estimate, approximately $30,000 would go towards purchasing replacement software, $20,000 to $30,000 would go towards consulting fees and the remaining amount would go towards upgrading the hardware. A consulting firm has been retained in order to facilitate a smooth transition from the old setup to new configuration of the system. All cost associated with upgrades of the system would be capitalized and amortized over three years. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

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

Item 2.  Changes in the Rights of the Company's Security Holders.  None.

Item 3.  Default by the Company on its Senior Securities.          None.

Item 4.  Submission of Matters to a Vote of Securities Holders.    None.

Item 5.  Other Information.                                        None.

Item 6(a).  Exhibits.
            A - Promissory Note
            B - Form of a Warrant
            C - Security Agreement

Item 6(b).  Reports on Form 8-K.                                   None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's Chief Financial Officer, thereunto duly authorized.

Dated:   May 14, 1999

DAUPHIN TECHNOLOGY, INC.
    (Registrant)

By: /SAVELY BURD/
     Savely Burd
    (Chief Financial Officer)
