Form 10-Q
period 1999-06-30
DAUPHIN TECHNOLOGY INC
filed 1999-10-13
CIK 832489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
           For the quarterly period ended June 30, 1999

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

             APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 12, 1999, 49,327,213 shares of the registrant's common stock, $.001 par value, was issued and 49,326,794 was outstanding, with 419 treasury shares.

<PAGE 1>

                DAUPHIN TECHNOLOGY, INC.
                   Table of Contents

                                                                       Page
PART I                   FINANCIAL INFORMATION
  Item 1.   Financial Statements
                CONSOLIDATED BALANCE SHEETS
                June 30, 1999 and December 31, 1998                     3

                CONSOLIDATED STATEMENTS OF OPERATIONS
                Six Months and Three Months Ended
                June 30, 1999 and 1998                                  4

        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                Year Ended December 31, 1998 and
                Six Months Ended June 30, 1999                          5

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six Months Ended June 30, 1999 and 1998                 6


                NOTES TO FINANCIAL STATEMENTS                           7

  Item 2.
                Management's Discussion and Analysis of Results
                of Operations and Financial Condition                  10




PART II                    OTHER INFORMATION                           13



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


<PAGE 2>


                         DAUPHIN TECHNOLOGY, INC.
                       CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 1999  AND DECEMBER 31, 1998
                             (Unaudited)


                                              June 30, 1999    December 31,
                                                                  1998
                                              ------------    ------------
CURRENT ASSETS:
   Cash                                       $     32,706    $      55,701
   Accounts receivable-
     Trade, net of allowance for bad
     debt of $11,238 at June 30, 1999
     and December 31, 1998                         532,518          689,713
   Employee receivables                             27,725           45,987
   Inventory, net of reserve for obsolescence
     of $152,000 at June 30, 1999 and
     December 31, 1998                           3,314,480        2,953,686
   Prepaid expenses                                 63,022           46,596
                                              ------------    -------------
               Total current assets              3,970,451        3,791,683

INVESTMENT IN RELATED PARTY                        290,000          300,000
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $546,347 at June 30, 1999
  and $378,051 at December 31, 1998              1,516,152        1,673,901
DEFERRED FINANCING COST, net of accumulated
  amortization of $227,793 at June 30, 1999
  and $29,128 at December 31, 1998                 278,038          186,576
GOODWILL, net of accumulated amortization
  of $151,743 at June 30, 1999 and $107,971
  at December 31, 1998                             723,703          767,475
                                              ------------    -------------
               Total assets              $       6,778,344    $   6,719,635
                                              ============    =============

CURRENT LIABILITIES:
   Accounts payable                      $       2,141,779    $   2,103,572
   Accrued expenses                                 86,773          215,305
   Current portion of long-term debt               110,779          113,436
   Short-term borrowings, net of discount
     of $3,845 at December 31, 1998                372,509          246,155
   Unearned revenue                                300,000                -
   Convertible debentures, net of discount
     of $47,012 at December 31, 1998                     -          852,988
                                              ------------    -------------
               Total current liabilities         3,011,840        3,531,456


LONG-TERM DEBT                                     231,008          302,951
COMMITMENTS AND CONTINGENCIES                            -                -
                                              ------------    -------------
               Total liabilities         $       3,242,848   $    3,834,407
                                              ------------    -------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value,
     10,000,000 shares authorized but                    -                -
     unissued
   Common stock, $0.001 par value,
     100,000,000 shares authorized;
     46,717,842 shares issued and
     46,715,818 outstanding at June 30,
     1999 and 40,000,000 shares issued
     and 39,861,818 outstanding at
     December 31, 1998                              46,717           40,000
   Treasury stock, at cost, 2,024 at
     June 30, 1999 and 138,182 shares
     at December 31, 1998                            (708)         (33,306)
   Warrants                                        396,849           55,181
   Paid-in capital                              37,084,963       32,343,785
   Accumulated deficit                        (33,992,325)     (29,520,432)
                                           ---------------    -------------
           Total shareholders' equity            3,535,496        2,885,228
                                           ---------------    -------------
       Total liabilities and
          shareholders' equity              $    6,778,344     $  6,719,635
                                           ===============    =============

<PAGE 3>

                                DAUPHIN TECHNOLOGY, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                 SIX MONTHS AND TREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                           Six Months                  Three Months
                                          Ended June 30	           Ended June 30
                                        1999         1998            1999            1998
                                    -----------   ----------       ----------      ----------
NET SALES                           $ 2,027,943  $ 2,623,702    $     781,882   $   1,167,180
COST OF SALE                          2,552,286    2,289,608        1,132,049       1,053,899
                                    -----------   ----------       ----------      ----------
  Gross (Loss)/Profit                 (524,343)      334,094        (350,167)         113,281

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSE             1,640,232    1,386,809          713,369         823,125
RESEARCH AND DEVELOPMENT
   EXPENSE                              436,029      839,517          144,780         284,490
                                    -----------   ----------       ----------      ----------
    (Loss) from Operations          (2,600,604)  (1,892,232)      (1,208,316)       (994,334)
INTEREST EXPENSE                      1,882,871       43,820        1,222,314          23,277
INTEREST INCOME                          11,582       70,618            7,291          27,377
                                    -----------   ----------       ----------      ----------
    (Loss) before Income Taxes      (4,471,893)  (1,865,434)      (2,423,339)       (990,234)

INCOME TAXES                                 -             -               -               -
                                    -----------  -----------      -----------     -----------
NET (LOSS)                         $(4,471,893) $(1,865,434)     $(2,423,339)      $(990,234)
                                    -----------  -----------      -----------     -----------
                                    -----------  -----------      -----------     -----------
BASIC AND DILUTED (LOSS) PER SHARE	  $  (0.10)    $  (0.06)        $  (0.05)       $  (0.03)
                                    -----------  -----------      -----------     -----------
                                    -----------  -----------      -----------     -----------

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING         43,025,388   36,405,648       45,007,573       6,472,158

<TABLE\>

<PAGE 4>

                                                  DAUPHIN TECHNOLOGY, INC.
                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                              YEAR ENDED DECEMBER 31, 1998
                                            AND SIX MONTHS ENDED JUNE 30, 1999
                                                       (Unaudited)


                                 Common Stock                 Treasury Stock        Paid-in        Accumulated
                                Shares    Amount   Warrants   Shares    Amount      Capital         Deficit          Total
                                ------    ------   --------   ------     ------     -------        -------         -----
BALANCE, December 31, 1997    37,035,673  $37,036     $    -  (730,577)  $(255,702) $29,283,136   $(23,388,875)   $5,675,595
Issuance of common stock
  in connection with:

  Conversions of debt          2,705,391    2,705          -   542,272     205,903   2,743,811               -     2,952,419
  Commissions to placement
  agent                          172,700      173          -         -           -     178,745               -       178,918
  Purchase of fixed assets        60,000       60          -         -           -      67,440               -        67,500
Issuance of warrants in
  connection with debt issuance        -        -      55,181        -           -           -               -        55,181
Stock bonuses paid                26,236       26           -   50,123      16,493      70,653               -        87,172
Net loss                               -        -           -        -           -           -     (6,131,557)   (6,131,557)

                               ---------  ---------   --------  -------   ---------   ---------    -----------   -----------
BALANCE, December 31, 1998    40,000,000  $  40,000   $ 55,181 (138,182)  $ (33,306) $32,343,785  $(29,520,432)  $ 2,885,228
Issuance of common stock
  in connection with:

  Conversions of debt          4,985,358      4,985          -  116,158      25,598    3,841,039             -     3,871,622
  Private placement            1,706,111      1,706          -        -           -      875,307             -       877,013

Issuance of warrants                   -          -    341,668        -           -            -             -       341,668
Stock bonuses paid                26,373         26          -   20,000       7,000       24,832             -        31,858


Net loss                               -          -          -        -           -            -   (4,471,893)   (4,471,893)
                           -------------   --------  ---------  -------    --------   ----------   -----------   -----------

BALANCE, June 30, 1999        46,717,842   $ 46,717  $ 396,849   (2,024)   $  (708) $ 37,084,963 $(33,992,325)  $ 3,535,496
                           -------------   --------  ---------  -------    --------   ----------   -----------   -----------
                           -------------   --------  ---------  -------    --------   ----------   -----------   -----------




<TABLE\>



<PAGE 5>


                                            DAUPHIN TECHNOLOGY, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (Unaudited)



                                                            1999                     1998
                                                       ------------              -----------

CASH FLOWS FROM OPERATING ACTIVITIES -
      Net (loss)                                      $  (4,471,893)           $   (875,170)
      Non-cash items included in net (loss):
         Depreciation and amortization                      461,590                  49,148
         Stock bonuses                                       31,858                       -
         Interest expense on convertible debt             1,741,950                       -
      Decrease in accounts receivable - trade               157,194                 143,802
      Decrease in accounts receivable from employees         18,262                  16,695
      (Increase) in inventory                             (360,794)               (265,900)
      (increase) in prepaid expenses                       (16,426)                (35,681)
      (Increase) in deferred financing cost               (290,127)                       -
      Increase/(decrease) in accounts payable                38,207               (145,738)
      (Decrease) in accrued expenses                      (128,532)               (165,954)
      (Decrease) in short term liabilities                  (2,657)                (14,001)
      Increase in unearned revenue                          300,000                       -
                                                       ------------            ------------

      Net cash (used for) operating activities          (2,521,368)             (1,292,799)


CASH FLOWS FROM INVESTING ACTIVITIES -
      Investment in related party                           10,000                       -
      Purchase of property and equipment                  (10,547)               (383,707)
                                                       -----------             -----------
      Net cash (used for) investing activities               (547)               (383,707)


CASH FLOWS FROM FINANCING ACTIVITIES -
      Proceeds from issuance of shares                   1,856,686                 58,595
      Proceeds from issuance of warrants                   341,668                      -
      Long-term leases and other obligations              (71,943)                      -
      Increase/(decrease) in short term borrowing          372,509               (84,787)
                                                        ----------            -----------

      Net cash provided by financing activities          2,498,920               (26,192)
                                                        ----------            -----------
      Net increase (decrease) in cash                     (22,995)            (1,702,698)


CASH BEGINNING OF PERIOD                                   55,701              3,620,880
                                                        ---------             ----------
CASH END OF PERIOD                                     $   32,706           $  1,918,182
                                                        ---------             ----------
                                                        ---------             ----------

CASH PAID DURING THE PERIOD FOR -
     Interest                                          $   90,064           $     20,543
     Income Taxes                                               -                      -
                                                        ---------             ----------
                                                        ---------             ----------

NON-CASH ACTIVITY:
     Stock issued in conversion of debt                $ 3,871,622          $          -
     Capital Lease Obligations                                   -                53,405
                                                        ----------            ----------
                                                        ----------            ----------


<TABLE\>

<PAGE 6>

                              DAUPHIN TECHNOLOGY, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
     -------------------------------------------------

Description of Business
-----------------------
Dauphin Technology, Inc. ("Dauphin" or the "Company") designs, manufactures and markets mobile hand-held and pen-based computers, components and accessories. Dauphin markets its products through a network of value added resellers and software integrators to commercial and government market segments.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of Dauphin and its wholly owned subsidiary, R.M. Schultz & Associates, Inc. ("RMS"). All significant intercompany transactions and balances have been eliminated in consolidation.


2.   SUMMARY OF MAJOR ACCOUNTING POLICIES
     ------------------------------------

Earnings (Loss) Per Common Share
--------------------------------
Basic earnings per common share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 43,025,388 for the six month period June 30,
1999 and 36,405,648 for the six month period June 30, 1998.  Diluted earnings per common share are adjusted for the assumed conversion of convertible debentures and exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect.  Approximately 1.8 million additional shares would be outstanding if all warrants and all stock options were exercised as of June 30, 1999.

Unaudited Financial Statements
------------------------------
The accompanying statements are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of results have been included.  The interim financial statements contained herein do not include all of the footnotes and other information required by generally accepted accounting principles for complete financial statements as provided at year-end. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1998.

The reader is reminded that the results of operations for the interim period are not necessarily indicative of the results for the complete year.

Use of Estimates
----------------
The presentation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.


3.   RISKS AND UNCERTAINTIES
     -----------------------
The Company has incurred a net operating loss in each year since its founding and as of June 30, 1999 has an accumulated deficit of $33,992,325.  The
Company expects to incur operating losses over the near term.  The Company's ability to achieve profitability will depend on many factors including the
Company's ability to manufacture and market commercially acceptable products.
There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

<PAGE 7>

Due to ramp up in manufacturing and marketing of Orasis(TM), the Company has substantial cash requirements. Operations are severely constrained due to limited cash on hand and the scarcity of trade credit due to the inability of the Company to meet its payables within terms. Management is seeking additional financing and is negotiating terms and conditions with several current investors. Also, it has retained the services of an investment banking firm. There can be no assurance that the Company will be able to obtain the necessary capital to sustain future operations, however, management believes that the combination of financing (yet to be negotiated) and sales of Orasis(TM) will generate enough cash to sustain future operations.

4.   LIABILITIES
     -----------

In February 1999, the Company factored certain receivables with a factoring company and pledged approximately $350,000 of its receivables. In exchange, the factoring company receives 1% for every 10 days a receivable is outstanding and an exit fee of $40,000.

In addition to factoring, the Company borrowed $253,000 from its affiliates.
These loans are uncollateralized demand notes that carry a 1% monthly rate of interest.

Company received a deposit for future deliveries of product from BulFon SA in the amount of $300,000, recorded as unearned revenue.

All inventory and receivables of R.M. Schultz & Associates, Inc. have been used as collateral for certain vendors with trade payables of approximately
$600,000 included in accounts payable balances at June 30, 1999.


5.   FUNDING AGREEMENT
     -----------------

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

On April 15, 1999, the Company received $1 million in connection with the first tranche as specified under the agreement. As specified on the contract, an April 22 due to decline in market price of the stock, the Company deposited additional 400,000 freely tradable shares in an escrow account to replenish the $1.5 million value in the account. On May 24, 1999 $1 million funded, together with accrued interest, was converted into 2,441,414 shares of common stock of which 2,400,000 common shares were removed out of the escrow account. As of the date of this report, the remaining shares have not been issued.

On May 28, 1999 the Company signed a Stock Purchase Agreement with another accredited investor, which allows the Company and obligates the Investor to purchase shares from the Company based on terms and conditions outlined in the agreement. In total the Investor agreed to purchase up to $2,250,000 of the common stock within the next twenty-four months. The Investor agreed to purchase from the Company shares based on ninety percent of the daily average trading value, which is computed by multiplying the closing bid price by the daily volume of the Company's common stock traded average over the twenty days prior to closing. In connection therewith the Company sold to the Investor 1,048,951 shares for $450,000 at an average price of $0.43 per share including $58,000 of closing fees. The Company has the right to sell additional shares with an interval of 25 business days with a minimum of $100,000 per sale and a maximum of $500,000 based on the average daily value as described above.

<PAGE 8>

In addition to the stock, the Investor received an Incentive Warrant to purchase 750,000 common shares at a price of $0.6435 per share. The Warrants were valued at $245,127 using Black-Scholes securities valuation model assuming among other things 7% risk free rate, 0% dividend yield, five years life and 29% volatility.

6.   BUSINESS SEGMENTS:
     ------------------

                                 June 30, 1999              June 30, 1998
                                 -------------              -------------
Revenue


      Mobile Group              $      169,033            $       31,460
      RMS                            1,986,699                 2,592,242
      Inter-company elimination      (127,789)                         -
                                  ------------               -----------
              Total                  2,027,943                 2,623,702

Operating (Loss)


      Mobile Group                 (1,671,743)              (1,863,789)
      RMS                            (923,861)                 (28,443)
      Inter-company elimination        (5,000)                        -
                                  ------------              -----------
              Total                (2,600,604)              (1,892,232)



                                June 30, 1999         December 31, 1998
                                -------------         -----------------
Assets

      Mobile Group                  6,213,214                 4,991,346
      RMS                           5,266,620                 5,078,453
      Inter-company elimination   (4,701,490)               (3,350,164)
                                 ------------              ------------
              Total                 6,778,344                 6,719,635


The scarcity of cash and trade credit have severely constrained the operations of RMS, the Company's manufacturing facility. The ability of RMS to generate future revenue and sustain the value of its assets depends critically on the Company's success in raising sufficient capital timely.

7.    COMMITMENTS AND CONTINGENCIES
      -----------------------------

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


<PAGE 9>

8.    EQUITY TRANSACTIONS

1999 Events
-----------

In January and April 1999, the Company issued a total of 46,373 shares under an employment contract with Richard M. Schultz. As of May 14, 1999, the
Company no longer employs Richard M. Schultz.

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

In March 1999,the Company issued warrants to an investment banker to purchase
50,000 shares at an exercise price of $0.60 exercisable after the market bid price of the Company's stock exceeds $1.00 for 15 consecutive trading days.
Also in March of 1999 the Company issued warrants to the same investment banker to purchase 50,000 shares at an exercise price of $0.50 exercisable after the market bid price of the Company's stock exceeds $2.00 for 15 consecutive trading days. The warrants were valued at $18,473 using the Black-Scholes securities valuation model, assuming among other things, a 7% risk free interest rate, 0% dividend yield, 1 and 2 year life respectively and 29% volatility.

In March 1999,the Company issued 507,160 restricted shares to five accredited investors in exchange for $403,492. In addition to the shares, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.10 per share exercisable immediately. The warrants were valued at $58,979 using the Black-Scholes securities valuation model, assuming among other things, a 7% risk free interest rate, 0% dividend yield, 5 year life and 30% volatility.

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

On April 15, 1999, the Company received $1 million in connection with the first tranche as specified under the agreement. As specified on the contract, an April 22 due to decline in market price of the stock, the Company deposited additional 400,000 freely tradable shares in an escrow account to replenish the $1.5 million value in the account. On May 24, 1999 $1 million funded, together with accrued interest, was converted into 2,441,414 shares of common stock of which 2,400,000 common shares were removed out of the escrow account. As of the date of this report, the remaining shares have not been issued.

In May 1999, the Company issued 150,000 restricted shares to two accredited investors in exchange for $82,500. In addition to the shares the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.55 per share. The warrants are exercisable immediately and expire in three years. The warrants were valued at $21,721 using the Black-
Scholes securities valuation model, assuming among other things, a 7% risk free interest rate, 0% dividend yield, 5 year life and 29% volatility.

In May 1999, the company issued 586,764 common shares in exchange for $240,000 of the remaining principal of the Convertible Debentures-2001A.
That closed out all debts the Company had in relation to the Convertible
Debentures.

On May 28, 1999 the Company signed a Stock Purchase Agreement with another accredited investor, which allows the Company and obligates the Investor to purchase shares from the Company based on terms and conditions outlined in the agreement. In total the Investor agreed to purchase up to $2,250,000 of the common stock within the next twenty-four months. The Investor agreed to purchase from the Company shares based on ninety percent of the daily average trading value, which is computed by multiplying the closing bid price by the daily volume of the Company's common stock traded average over the twenty days prior to closing. In connection therewith the Company sold to the Investor 1,048,951 shares for $450,000 at an average price of $0.43 per share including $58,000 of closing fees. The Company has the right to sell additional shares with an interval of 25 business days with a minimum of $100,000 per sale and a maximum of $500,000 based on the average daily value as described above. In addition to the stock, the Investor received an Incentive Warrant to purchase 750,000 common shares at a price of $0.6435 per share. The Warrants were valued at $245,127 using Black-Scholes securities aluation model assuming among other things 7% risk free rate, 0% dividend yield, five years life and 29% volatility.

<Page 10>

Subsequent Events
-----------------

Mr. Savely Burd, the Company's CFO resigned effective July 16, 1999.
Dr. Peter Evangelou has been appointed as his replacement.

In connection with the Stock Purchase Agreement signed by the Company on May 28, 1999, the Company sold to the Investor 350,000 shares for $148,050 at an average price of $0.423 per share, including $2,961 of closing fees.

The Company laid off 15 employees of RMS, effective August 13, 1999 and 2 more RMS employees, effective September 2, 1999. Anticipated future increases in sales of Orasis (TM), trade credit constraints, quality controls, and the significant cash requirements necessary to produce products outside the Orasis (TM) family of computers, have caused the Company to reevaluate and scale down the contract manufacturing business. As a result,the Company will concentrate its efforts on its core business, hendheld computers.

In the third quarter of 1999, the Company issued 2,101,503 restricted shares to a group of accredited investors in exchange for $598,817 or an average of $0.29 per share. In addition to the shares the Company issued warrants to purchase 1,651,600 shares of common stock at an average exercise price of $0.47 per share. The warrants are exercisable immediately and expire in three to five years.

During the third quarter, the Company agreed to issue a total of 407,868 shares to satisfy certain payables in the cummulative amount of $223,825 or approximately $0.55 per share.

In September 1999, a Warrant for a total of 100,000 shares that was issued in July 1999 was excercised at $0.53 per share. The Company received a total of $53,000 from such excercise.

<PAGE 11>

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

CHANGES IN FINANCIAL POSITION AND RESULTS OF OPERATIONS
-------------------------------------------------------

Dauphin Technology, Inc. ("Mobile Group")
-----------------------------------------

Revenue for Dauphin Technology, Inc. increased from $31,000 in the second quarter of 1998 to $169,000 in 1999. The revenue increased as a result of shipping of the Orasis(TM) product beginning in the third and the fourth quarter of 1998. The gross profit margins are not comparable for the periods due to fluctuation in sales.

Selling, general and administrative expenses increased to approximately
$1,324,000 in 1999 from $1,048,000 in 1998. The increase from 1998 to 1999 was due to additional staffing in sales and marketing departments and expense related to product demonstrations. The Company advertised its flagship product Orasis(TM) in several trade magazines. Further, the Company added two Senior Vice-Presidents in Sales and Marketing and in Operations.

Research and Development costs decreased to $436,000 during the six month period ended June30, 1999 from $840,000 over the corresponding period in 1998.
The decrease was due to less spending related to development of Orasis(TM).

Interest expense increased to $1,848,000 as of the second quarter of 1999 from $18,000 as of the corresponding period in 1998. This dramatic increase was due to a non-cash interest expense incurred based on the conversion of convertible debentures.

R.M. Schultz & Associates, Inc.
-------------------------------

Revenue for RMS decreased from $2,593,000 in 1998 to $1,987,000 in 1999, including intercompany transactions, primarily due to slowdown in customer orders. The gross profit margin for RMS decreased from 10% in 1998 to negative 3% in the second quarter of 1999 due to start up inefficiencies in manufacturing Orasis(TM).

Selling, general and administrative expenses decreased in 1999 to $297,000 from $339,000 in 1998. The decrease from 1999 to 1998 was primarily due to less administrative personnel. Starting late in April 1999, senior management and staff of RMS has gone through a restructuring. As of May 13, 1999
Kostas H. Arhos was appointed as a new President of RMS. Due to personal issues, he subsequently tendered his resignation, effective October 1, 1999. As of the date of this report, the Company did not name his replacement.

Net (loss)
----------

The consolidated loss after tax increased for the six month of 1999 to ($4.5) million or ($0.10) per share from ($1.9) or ($0.06) per share in 1998.
The dramatic increase in the net loss was due partially to non-cash interest expense incurred based on conversion of convertible debentures, slowdown in RMS production and manufacturing inefficiencies related to production of Orasis(TM). Loss per common share is calculated based on the monthly weighted average number of common shares outstanding which were 43,025,388 for the six month period ended June 30, 1999, and 36,405,648 for the six month period ended June 30, 1998.

Balance Sheet
-------------

During the second quarter of 1999, total assets for the Company increased to $6.8 million from $6.7 million at December 31, 1998. The increase was primarily due to increase in inventory of Dauphin's Orasis(TM). Accounts

<PAGE 12>

receivable decreases primarily due to slowdown in customer orders. Accounts receivable represent certain funds due to the Company as part of the normal operations of the Company. Trade accounts payable remained essentially unchanged. Convertible debentures decreased during the quarter due to conversions into equity. Also, the Company received a deposit for future deliveries of product from BulFon SA in the amount of $300,000, recorded as unearned revenue.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has incurred a net operating loss in each year since its founding and as of June 30, 1999 has an accumulated deficit of $34 million. The
Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable product.
There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

Due to ramp up in manufacturing and marketing of Orasis(TM), the Company has substantial cash requirements. Operations are severely constrained due to limited cash in hand and the scarcity of trade credit due to the inability of the Company to meet its payables within terms. Management is seeking additional financing and is negotiating terms and conditions with several current investors. Also, it has retained the services of an Investment
Banking Firm. There can be no assurance that the Company will be able to obtain the necessary capital to sustain future operations, however, management believes that the combination of financing (yet to be negotiated) and sales of Orasis(TM) will generate enough cash to sustain future operations.

OTHER
-----

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

In order to address year 2000 problem, the Company upgraded its main server, printing capabilities, telephone system as well as its information management software. In the event that the system experiences difficulty related to the "Year 2000 Problem", the Company has the ability to maintain manual journals for a period of time until year 2000-compliant software is installed. The
Company does not expect the amounts required to be expensed to have a material effect on its financial position or results of operations.

<PAGE 13>

                 PART II - OTHER INFORMATION


Item 1.	Legal Proceedings
            -----------------

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

Item 2.     Changes in the Rights of the Company's Security Holders.    None.
            --------------------------------------------------------

Item 3.     Default by the Company on its Senior Securities.            None.
            ------------------------------------------------

Item 4.     Submission of Matters to a Vote of Securities Holders.      None.
            ------------------------------------------------------

Item 5.     Other Information.                                          None.
            ------------------

Item 6(a).  Exhibits.                                                   None.
            ---------

Item 6(b).  Reports on Form 8-K.
            --------------------

On September 10, 1999 the Company filed Form 8-K to report that the Company's principal auditor, Arthur Andersen LLP ("Arthur Andersen") decided to cease its client-auditor relationship with the Company.

During the Company's two most recent fiscal years ended December 31, 1997 and 1998, respectively (the "Prior Fiscal Years"), and the interim period from January 1, 1999 to July 23, 1999 (the "Interim Period"), Arthur Andersen did not issue any adverse opinions or disclaimers of opinion or qualify or modify an opinion as to uncertainty, audit scope, or accounting principles, except that the reports of Arthur Andersen included a reference to a substantial doubt about the Company's ability to continue as a going concern.

During the Prior Fiscal Years and the Interim Period, the Company had no disagreement with Arthur Andersen as to any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of such disagreement in connection with its reports for the Prior Fiscal Years.

There were no "Reportable Events", as such term is defined in Item 302 of Regulation S-K, during either (i) the Prior Fiscal Years or (ii) the Interim
Period.



SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's Chief Executive Officer, thereunto duly authorized.

Dated:	October 12, 1999

DAUPHIN TECHNOLOGY, INC.
    (Registrant)



By:  /s/Andrew J. Kandalepas/
     Andrew J. Kandalepas
     (Chief Executive Officer)

<PAGE 14>
