Form 10-Q
period 1999-09-30
DAUPHIN TECHNOLOGY INC
filed 1999-11-22
CIK 832489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
           For the quarterly period ended September 30, 1999

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

             APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 19, 1999, 50,954,114 shares of the registrant's common stock, $.001 par value, was issued and 50,953,695 was outstanding, with 419 treasury shares.

<PAGE 1>


                DAUPHIN TECHNOLOGY, INC.
                   Table of Contents

                                                                       Page
PART I                   FINANCIAL INFORMATION
  Item 1.   Financial Statements
                CONSOLIDATED BALANCE SHEETS
                September 30, 1999 and December 31, 1998                3

                CONSOLIDATED STATEMENTS OF OPERATIONS
                Nine Months and Three Months Ended
                September 30, 1999 and 1998                             4

        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                Year Ended December 31, 1998 and
                Nine Months Ended September 30, 1999                    5

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months Ended September 30, 1999 and 1998           6


                NOTES TO FINANCIAL STATEMENTS                           7

  Item 2.
                Management's Discussion and Analysis of Results
                of Operations and Financial Condition                  10




PART II                    OTHER INFORMATION                           13



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


<PAGE 2>


                         DAUPHIN TECHNOLOGY, INC.
                       CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1999  AND DECEMBER 31, 1998
                             (Unaudited)


                                              September 30,    December 31,
                                                  1999            1998
                                              ------------    ------------
CURRENT ASSETS:
   Cash                                       $     85,867    $      55,701
   Accounts receivable-
     Trade, net of allowance for bad
     debt of $11,238 at September 30, 1999
     and December 31, 1998                         526,274          689,713
   Employee receivables                               -              45,987
   Inventory, net of reserve for obsolescence
     of $11,945,296 at September 30, 1999 and
     $152,000 December 31, 1998                  1,521,184        2,953,686
   Prepaid expenses                                 63,022           46,596
                                              ------------    -------------
               Total current assets              2,196,347        3,791,683

INVESTMENT IN RELATED PARTY                        290,000          300,000
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $649,564 at September 30,
  1999 and $378,051 at December 31, 1998          1,428,559        1,673,901
DEFERRED FINANCING COST, net of accumulated
  amortization of $29,128 at December 31, 1998      259,710          186,576
GOODWILL, net of accumulated amortization
  of $107,971 at December 31, 1998                        -          767,475
                                               ------------    -------------
               Total assets              $        4,174,617    $   6,719,635
                                               ============    =============

CURRENT LIABILITIES:
   Accounts payable                      $       1,952,247    $   2,103,572
   Accrued expenses                                 59,973          215,305
   Current portion of long-term debt               110,779          113,436
   Short-term borrowings, net of discount
     of $3,845 at December 31, 1998                366,375          246,155
   Unearned revenue                                300,000                -
   Convertible debentures, net of discount
     of $47,012 at December 31, 1998                     -          852,988
                                              ------------    -------------
               Total current liabilities         2,789,374        3,531,456


LONG-TERM DEBT                                     208,366          302,951
COMMITMENTS AND CONTINGENCIES                            -                -
                                              ------------    -------------
               Total liabilities         $       2,997,740   $    3,834,407
                                              ------------    -------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value,
     10,000,000 shares authorized but                    -                -
     unissued
   Common stock, $0.001 par value,
     100,000,000 shares authorized;
     49,660,704 shares issued and
     49,660,285 outstanding at September
     30,1999 and 40,000,000 shares issued
     and 39,861,818 outstanding at
     December 31, 1998                              49,661           40,000
   Treasury stock, at cost, 419 at
     September 30, 1999 and 138,182 shares
     at December 31, 1998                            (147)         (33,306)
   Warrants                                      1,189,402           55,181
   Paid-in capital                              37,514,764       32,343,785
   Accumulated deficit                        (37,576,804)     (29,520,432)
                                           ---------------    -------------
           Total shareholders' equity            1,176,877        2,885,228
                                           ---------------    -------------
       Total liabilities and
          shareholders' equity              $    4,174,617     $  6,719,635
                                           ===============    =============

<PAGE 3>



                                DAUPHIN TECHNOLOGY, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
               NINE MONTHS AND TREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                          Nine Months                    Three Months
                                       Ended September 30	           Ended September 30
                                        1999        1998              1999            1998
                                    -----------   ----------       ----------      ----------
NET SALES                           $ 2,185,623  $ 3,904,916    $     157,680   $   1,281,214
COST OF SALE                          4,657,302    3,918,136        2,105,016       1,628,528
                                    -----------   ----------       ----------      ----------
  Gross (Loss)/Profit               (2,471,679)     (13,220)      (1,947,336)       (374,314)

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSE             3,172,411    2,205,207        1,532,179         818,398
RESEARCH AND DEVELOPMENT
   EXPENSE                              454,918    1,186,723           18,889         347,206
                                    -----------   ----------       ----------      ----------
    (Loss) from Operations          (6,089,008)  (3,405,150)      (3,498,404)     (1,512,918)
INTEREST EXPENSE                      1,975,573       84,163           92,702          40,343
INTEREST INCOME                          18,210      100,230            6,628          29,612
                                    -----------   ----------       ----------      ----------
    (Loss) before Income Taxes      (8,056,371)  (3,389,083)      (3,584,478)     (1,523,649)

INCOME TAXES                                 -             -               -               -
                                    -----------  -----------      -----------     -----------
NET (LOSS)                         $(8,056,371) $(3,389,083)     $(3,584,478)    $(1,523,649)
                                    -----------  -----------      -----------     -----------
                                    -----------  -----------      -----------     -----------
BASIC AND DILUTED (LOSS) PER SHARE	  $  (0.18)    $  (0.09)        $  (0.07)       $  (0.04)
                                    -----------  -----------      -----------     -----------
                                    -----------  -----------      -----------     -----------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           44,823,498   36,709,418       48,419,719      37,316,960


<PAGE 4>
                                        DAUPHIN TECHNOLOGY, INC.
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                      YEAR ENDED DECEMBER 31, 1998
                               AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                                              (Unaudited)

                                  Common Stock           Warrants        Treasury Stock       Paid-in     Accumulated
                                 Shares    Amount   Shares      Amount  Shares    Amount      Capital       Deficit     Total
                                 ------    ------     ------    ------   ------     ------     -------      -------    --------
BALANCE, December 31, 1997    37,035,673  $37,036          -  $        (730,577)  $(255,702) $29,283,136 $(23,388,875) $5,675,595
Issuance of common stock
  in connection with:

  Conversions of debt          2,705,391    2,705          -          -  542,272    205,903    2,743,811            -   2,952,419
  Commissions to placement
  agent                          172,700      173          -          -        -          -     178,745             -     178,918
  Purchase of fixed assets        60,000       60          -          -        -          -      67,440             -      67,500
Issuance of warrants in
  connection with debt issuance        -        -     200,000    55,181        -          -           -             -      55,181
Stock bonuses paid                26,236       26           -         -   50,123     16,493      70,653             -      87,172
Net loss                               -        -           -         -        -          -           -   (6,131,557) (6,131,557)

                               ---------  --------   -------- -------- ---------  ---------   ---------  -----------   ----------
BALANCE, December 31, 1998    40,000,000 $  40,000    200,000 $55,181  (138,182)  $(33,306) $32,343,785 $(29,520,432) $ 2,885,228
Issuance of common stock
  in connection with:

  Conversions of debt          4,985,358     4,985          -          - 116,158     25,598    3,841,039           -    3,871,622
  Private placement            3,992,651     3,993          -          -       -          -      980,055           -      984,048
  Accounts payable settlements   656,322       656          -          -   1,605        561      325,053           -      326,270
Issuance of warrants                   -         -  3,499,100  1,134,221       -          -            -           -    1,134,221
Stock bonuses paid                26,373        26          -          -  20,000      7,000       24,832           -       31,858


Net loss                              -          -          -          -       -          -            -  8,056,371)  (8,056,371)
                           -------------   -------- ---------  --------- -------    -------   ---------- -----------  -----------

BALANCE, September 30, 1999   49,660,704   $ 49,661 3,699,100 $1,189,402   (419)   $  (147) $37,514,764 (37,576,803) $ 1,176,877
                            ------------   -------- --------- ----------  ------    -------  ----------  -----------  ----------
                            ------------   -------- --------- ----------  ------   --------  ----------   ----------- ----------







<PAGE 5>


                                            DAUPHIN TECHNOLOGY, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                 (Unaudited)


                                                            1999                    1998
                                                       ------------             -----------

CASH FLOWS FROM OPERATING ACTIVITIES -
      Net (loss)                                      $  (8,056,372)         $  (3,389,083)
      Non-cash items included in net (loss):
         Depreciation and amortization                    1,225,564                 205,571
         Stock bonuses                                       31,858                       -
         Interest expense on convertible debt             1,940,458                       -
         Write down of Inventory                          1,793,296                       -
      Decrease in accounts receivable - trade               163,439               (182,304)
      Decrease in accounts receivable from employees         45,987                (14,380)
      (Increase) in inventory                             (360,793)             (1,154,452)
      (increase) in prepaid expenses                       (16,426)               (206,914)
      (Increase) in deferred financing cost               (315,439)                       -
      Increase/(Decrease) in accounts payable             (151,325)                 537,332
      (Decrease) in accrued expenses and
                 short term liabilities                    (37,769)               (180,964)
      Increase in unearned revenue                          300,000                       -
                                                       ------------            ------------

      Net cash (used for) operating activities          (3,437,523)             (4,385,194)


CASH FLOWS FROM INVESTING ACTIVITIES -
      Investment in related party                           10,000                       -
      Purchase of property and equipment, Net             (10,547)               (942,118)
                                                       -----------             -----------
      Net cash (used for) investing activities               (547)               (942,118)


CASH FLOWS FROM FINANCING ACTIVITIES -
      Proceeds from issuance of shares                   2,062,224                152,805
      Proceeds from issuance of warrants                 1,134,221                      -
      Proceeds from convertibles debentures                      -              2,527,270
      Long-term leases and other obligations              (94,585)                      -
      Increase/(decrease) in short term borrowing          366,375               (87,394)
      Repayment of Debt                                          -               (27,878)
                                                        ----------            -----------

      Net cash provided by financing activities          3,468,236              2,616,138
                                                        ----------            -----------
      Net increase (decrease) in cash                       30,166            (2,711,174)


CASH BEGINNING OF PERIOD                                    55,701              3,620,880
                                                         ---------             ----------
CASH END OF PERIOD                                     $    85,867           $    909,706
                                                         ---------             ----------
                                                         ---------             ----------

CASH PAID DURING THE PERIOD FOR -
     Interest                                          $   90,064           $     84,164
     Income Taxes                                               -                      -
                                                        ---------             ----------
                                                        ---------             ----------
NON-CASH ACTIVITY:
     Stock issued in conversion of debt                $ 3,871,622          $          -
     Capital Lease Obligations                                   -                59,982
     Issuance of Stock for Services Rendered               326,270                85,305
     Issuance of Stocks for Tooling Orasis                       -                67,500
                                                        ----------            ----------
                                                        ----------            ----------



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


2.   SUMMARY OF MAJOR ACCOUNTING POLICIES
     ------------------------------------

Earnings (Loss) Per Common Share
--------------------------------
Basic earnings per common share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 44,823,498 for the nine month period ended September 30, 1999 and 36,709,418 for the nine month period ended September 30, 1998. Diluted earnings per common share are adjusted for the assumed conversion of convertible debentures and exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect. Approximately 3.7 million additional shares would be outstanding if all warrants were exercised as of September 30, 1999.

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


3.   RISKS AND UNCERTAINTIES
     -----------------------
The Company has incurred a net operating loss in each year since its founding and as of September 30, 1999 has an accumulated deficit of $37,576,803. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

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

All inventory and receivables of R.M. Schultz & Associates, Inc. have been used as collateral for certain vendors with trade payables of approximately $600,000 included in accounts payable balances at September 30, 1999.


5.   FUNDING AGREEMENT
     -----------------

On March 30, 1999, the Company signed an agreement with an accredited

<PAGE 8>

investor ("Investor") for financing as follows: The Investor agreed to commit up to $6 million according to the following conditions. A) The first closing for $1 million will occur upon execution of agreed upon documentation as well as a deposit of 2 million common shares (which shall be pledged by current shareholders) in escrow. This tranche will take the form of an 8% promissory note convertible into stock beginning sixty days after closing.
The conversions will be at a 15% discount from the closing bid price of the Company's common stock. Alternatively, the Company has the right to redeem the note at a premium ranging from a minimum of 8% to a maximum of 15% that fluctuates based on the number of days after closing ranging from 15 to 60 days. If the Company's stock value is below the 5/8 bid for two consecutive days the Company must replenish the escrow account with additional pledged shares until the escrow value is greater than $1.5 million. B) At the earlier of 90 days after closing or liquidation of the first tranche, the Investor may fund additional $500,000 increments for a period of up to twelve months thereafter with terms identical to the first tranche (including additional warrants and pledged common shares) with each subsequent tranche callable upon the liquidation of the previous tranche or earlier with mutual consent. The Investor will receive warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share for the commitment. The warrants were valued at $52,200 using the standard Black-Scholes securities valuation model, assuming among other things, a 6% risk free interest rate, 0% dividend yield, 5 year life and 120% annualized volatility. In addition the Investor will receive warrants to purchase 50,000 shares of common stock for every $1 million increment funded. The exercise price is 125% of the closing bid the day previous to closing of each tranche.

On April 15, 1999, the Company received $1 million in connection with the first tranche as specified under the agreement. On April 22, due to decline in market price of the stock, the Company deposited an additional 400,000 pledged shares in an escrow account to replenish the $1.5 million value in the account. On May 24, 1999, $1 million funded, together with accrued interest, was converted into 2,441,414 shares of common stock of which 2,400,000 common shares were removed out of the escrow account. As of the date of this report, the remaining 41,414 shares have not been issued.

On May 28, 1999 the Company signed a Stock Purchase Agreement with another accredited investor, which allows the Company and obligates the Investor to purchase shares from the Company based on terms and conditions outlined in the agreement. In total, the Investor agreed to purchase up to $2,250,000 of the common stock within the next twenty-four months. The Investor agreed to purchase from the Company shares based on ninety percent of the average of the lowest three consecutive bid prices over the twenty two trading day period prior to the closing. In connection therewith, the Company sold to the Investor 1,048,951 shares for $450,000 at an average price of $0.43 per share including $58,000 of closing fees. The Company has the right to sell additional shares at an interval of 25 business days with a minimum of $100,000 per sale and a maximum of $500,000 based on the average daily value as described above.

In addition to the stock, the Investor received an Incentive Warrant to purchase 750,000 common shares at a price of $0.6435 per share. The Warrants were valued at $235,500 using the standard Black-Scholes securities valuation model assuming among other things 6% risk free rate, 0% dividend yield, five years life and 120% annualized volatility.

On July 16,1999, in connection with the above Stock Purchase Agreement signed by the Company on May 28, 1999, the Company sold to the Investor 350,000 shares for $148,000, or at an average price of $0.42 per share, including $2,961 of closing fees.

<PAGE 9>







6.   BUSINESS SEGMENTS:
     ------------------

                            September 30, 1999         September 30, 1998
                                 -------------              -------------
Revenue


      Mobile Group              $      267,036            $      173,105
      RMS                            2,039,828                 3,731,811
      Inter-company elimination      (121,241)                         -
                                  ------------               -----------
              Total                  2,185,623                 3,904,916

Operating (Loss)


      Mobile Group                 (4,268,829)              (3,343,256)
      RMS                          (3,782,543)                 (45,827)
      Inter-company elimination        (5,000)                        -
                                  ------------              -----------
              Total                (8,056,371)              (3,389,083)



                           September 30, 1999         December 31, 1998
                                -------------         -----------------
Assets

      Mobile Group                  6,697,174                 4,991,346
      RMS                           2,598,590                 5,078,453
      Inter-company elimination   (5,121,147)               (3,350,164)
                                 ------------              ------------
              Total                 4,174,617                 6,719,635


The Company decided to discontinue the electronic contract manufacturing portion of the business of RMS, and focus on its core business, handheld computers. Anticipated future increases in sales of Orasis (TM), trade credit constraints, quality controls, and the significant cash requirements necessary to produce products outside the Orasis (TM) family of computers, have caused the Company to reevaluate and therefore, discontinue the contract manufacturing business. The net loss for the third quarter, 1999, was approximately $2.5 million as a result of the discontinuation of those operations.


7.    COMMITMENTS AND CONTINGENCIES
      -----------------------------

The Company is involved in a wrongful discharge lawsuit brought by an ex-employee/officer. The suit was filed on April 11, 1998 in the Circuit Court of Cook County, Illinois and as of the date hereof four out of five claims have been dismissed. Management believes that the Company has several

<PAGE 10>

defenses to the remaining claim and has made adequate provisions in the financial statements for any potential liability that may result from the disposition of the lawsuit. Any such unfavorable disposition will not be material to the Company's results of operations or financial position.

On March 26, 1999 Addison Engineering, Inc. filed a complaint in the Circuit Court of Cook County, Illinois against R.M. Schultz & Associates, Inc., alleging breach of a contract and claiming $51,140 due for outstanding invoices and additional materials allegedly developed for future production. Management feels that it has several defenses to this claim and has made adequate provisions in its financial statements for any potential liability that may result from the disposition of the lawsuit. Any such unfavorable disposition will not be material to the Company's results of operations or financial position.




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

In March 1999, the Company issued warrants to an investment banker to purchase 50,000 shares at an exercise price of $0.60 exercisable after the market bid price of the Company's stock exceeds $1.00 for 15 consecutive trading days. Also in March of 1999 the Company issued warrants to the same investment banker to purchase 50,000 shares at an exercise price of $0.50 exercisable after the market bid price of the Company's stock exceeds $2.00 for 15 consecutive trading days. The warrants were valued at $48,000 using the standard Black-Scholes securities valuation model, assuming among other things, a 6% risk free interest rate, 0% dividend yield, 3 and 5 year life respectively and 120% annualized volatility.

In March 1999,the Company issued 507,160 restricted shares to five accredited investors in exchange for $403,492. In addition to the shares, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.10 per share exercisable immediately. The warrants were valued at $165,600 using the standard Black-Scholes securities valuation model, assuming among other things, a 6% risk free interest rate, 0% dividend yield, 5 year life and 120% annualized volatility.

On March 30, 1999, the Company signed an agreement with an accredited investor ("Investor") for financing as follows: The Investor agreed to commit up to $6 million according to the following conditions. A) The first closing for $1 million will occur upon execution of agreed upon documentation as well as a deposit of 2 million common shares (which shall be pledged by current shareholders) in escrow. This tranche will take the form of an 8% promissory note convertible into stock beginning sixty days after closing. The conversions will be at a 15% discount from the closing bid price of the


<PAGE 11>

Company's common stock. Alternatively, the Company has the right to redeem the note at a premium ranging from a minimum of 8% to a maximum of 15% that fluctuates based on the number of days after closing ranging from 15 to 60 days. If the Company's stock value is below the 5/8 bid for two consecutive days, the Company must replenish the escrow account with additional pledged shares until the escrow value is greater than $1.5 million. B) At the earlier of 90 days after closing or liquidation of the first tranche, the Investor may fund additional $500,000 increments for a period of up to twelve months thereafter with terms identical to the first tranche (including additional warrants and free trading common shares) with each subsequent tranche callable upon the liquidation of the previous tranche or earlier with mutual consent. The Investor will receive warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share for the commitment. The warrants were valued at $52,200 using the standard Black-Scholes securities valuation model, assuming among other things, a 6% risk free interest rate, 0% dividend yield, 5 year life and 120% annualized volatility. In addition, the Investor will receive warrants to purchase 50,000 shares of common stock for every $1 million increment funded. In such event, the exercise price is 125% of the closing bid the day previous to closing of each tranche.

On April 15, 1999, the Company received $1 million in connection with the first tranche as specified under the agreement. On April 22, due to decline in market price of the stock, the Company deposited an additional 400,000 freely tradable shares in an escrow account to replenish the $1.5 million value in the account. On May 24, 1999, $1 million funded, together with accrued interest, was converted into 2,441,414 shares of common stock of which 2,400,000 common shares were removed out of the escrow account. As of the date of this report, the remaining 41,414 shares have not been issued.

In May 1999, the Company issued 150,000 restricted shares to two accredited investors in exchange for $82,500. In addition to the shares the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.55 per share. The warrants are exercisable immediately and expire in three years. The warrants were valued at $53,250 using the standard Black-Scholes securities valuation model, assuming among other things, a 6% risk free interest rate, 0% dividend yield, 3 year life and 120% annualized volatility.

In May 1999, the company issued 586,764 common shares in exchange for $240,000 of the remaining principal of the Convertible Debentures-2001A. That closed out all debts the Company had in relation to the Convertible Debentures.

On May 28, 1999 the Company signed a Stock Purchase Agreement with another accredited investor, which allows the Company and obligates the Investor to purchase shares from the Company based on terms and conditions outlined in the agreement. In total, the Investor agreed to purchase up to $2,250,000 of the common stock within the next twenty-four months. The Investor agreed to purchase from the Company shares based on ninety percent of the average of the lowest three consecutive bid prices over the twenty two trading day period prior to the closing. In connection therewith, the Company sold to the Investor 1,048,951 shares for $450,000 at an average price of $0.43 per share including $58,000 of closing fees. The Company has the right to sell additional shares at an interval of 25 business days with a minimum of $100,000 per sale and a maximum of $500,000 based on the average daily value as described above.

In addition to the stock, the Investor received an Incentive Warrant to purchase 750,000 common shares at a price of $0.6435 per share. The Warrants were valued at $235,500 using the standard Black-Scholes securities valuation model assuming among other things 6% risk free rate, 0% dividend yield, five

<PAGE 12>

years life and 120% annualized volatility.

On July 16,1999, in connection with the above Stock Purchase Agreement signed by the Company on May 28, 1999, the Company sold to the Investor 350,000 shares for $148,000, or at an average price of $0.42 per share, including $2,961 of closing fees.

In the third quarter of 1999, the Company issued 2,286,540 restricted shares to a group of accredited investors in exchange for $733,589 or an average of $0.32 per share. In addition to the shares the Company issued warrants to purchase 1,599,000 shares of common stock at an average exercise price of $0.48 per share. The warrants are exercisable immediately and expire in three to five years. The warrants were valued at $431,922 using the standard Black-Scholes securities valuation model assuming among other things 6% risk free rate, 0% dividend yield, and 120% annualized volatility.

In the third quarter of 1999, the Company issued a total of 656,322 shares to satisfy certain payables in the cummulative amount of $326,270 or approximately $0.50 per share. Also, the Company agreed to issue warrants to purhase 500,000 shares of common stock within a 4 year period, at an exercise price of $1 per share for financial consulting services rendered. The warrants were valued at $147,750 using the standard Black-Scholes securities valuation model assuming among other things 6% risk free rate, 0% dividend yield, and 120% annualized volatility.


Subsequent Events
-----------------


In November, 1999, in connection with the Stock Purchase Agreement signed by the Company on May 28, 1999, the Company issued sold to the Investor 540,370 freely tradable shares for $175,080, including $3,502 of closing fees. The Company issued 810,555 restricted shares in exchange for the above freely tradable shares.

On October 1999, The Company agreed to issue warrants to purchase 250,000 shares of common stock within 3.5 years, at an exercise price of $2 per share for financial consulting services rendered. The warrants were valued at $32,250 using the standard Black-Scholes securities valuation model assuming among other things 6%risk free rate, 0% dividend yield, and 120% annualized volatility.

On October 21, 1999, Sjoberg Tool & Manufacturing Co. filed a complaint in the Circuit Court of the 19th judicial Circuit County of McHenry, Illinois against R.M. Schultz & Associates, Inc. and Dauphin Technology, Inc. alleging breach of a contract and claiming $40,699 due for outstanding invoices.


<PAGE 13










             MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION


Note: This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the Company's previous filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CHANGES IN FINANCIAL POSITION AND RESULTS OF OPERATIONS
-------------------------------------------------------

Dauphin Technology, Inc. ("Mobile Group")
-----------------------------------------

Revenue for Dauphin Technology, Inc. increased from $173,105 for the nine month period ended September 30, 1998, to $267,036 in 1999. The revenue increased as a result of shipping of the Orasis(TM) product beginning in the third and the fourth quarter of 1998. The gross profit margins are not comparable for the periods due to fluctuation in sales.

Selling, general and administrative expenses increased to approximately $2,082,000 in 1999 from $1,710,000 in 1998. The increase from 1998 to 1999 was due to additional staffing and higher professional fees. The Company advertised its flagship product Orasis(TM) in several trade magazines. Further, the Company added two Senior Vice-Presidents in Sales and Marketing and in Operations.

Research and Development costs decreased to $454,918 during the nine month period ended September 30, 1999 from $1,186,723 over the corresponding period in 1998. The decrease was due to less spending related to development of Orasis(TM).

Interest expense increased to $1,975,573 as of the third quarter of 1999 from $84,163 as of the corresponding period in 1998. This dramatic increase was due to a non-cash interest expense incurred based on the conversion of convertible debentures.

Mr. Savely Burd, the Company's CFO resigned effective July 16, 1999. Dr. Peter Evangelou has been appointed as his replacement.

R.M. Schultz & Associates, Inc.
-------------------------------

Revenue for RMS decreased from $3,731,811 in 1998 to $2,039,828 in 1999, including intercompany transactions, primarily due to slowdown in customer orders. The gross profit margin for RMS decreased from 13% in 1998 to negative 130% for the nine month period ended September 30, 1998, to $267,036 in 1999, due to start up inefficiencies in manufacturing Orasis(TM) and writedown of RMS's inventory related to contract manufacturing.


<PAGE 14>

Selling, general and administrative expenses increased in 1999 to $1,090,188 from $495,323 in 1998. The increase from 1998 to 1999 was primarily due to the elimination of RMS's good will.

Starting late in April 1999, senior management and staff of RMS has gone through a restructuring. As of May 13, 1999 Kostas H. Arhos was appointed as a new President of RMS. Due to personal issues,he subsequently tendered his resignation, effective October 1, 1999. As of the date of this report, the Company did not name his replacement.

The Company laid off 15 employees of RMS, effective August 13, 1999 and 2 more RMS employees, effective September 2, 1999. Anticipated future increases in sales of Orasis (TM), trade credit constraints, quality controls, and the significant cash requirements necessary to produce products outside the Orasis (TM) family of computers, have caused the Company to reevaluate and discontinue the contract manufacturing business. As a result,the Company will concentrate its efforts on its core business, hendheld computers.

Net (loss)
----------

The consolidated loss after tax increased for the nine months of 1999 to ($8) million or ($0.18) per share from ($3.4)million or ($0.09) per share in 1998. The dramatic increase in the net loss was due partially to non-cash interest expense incurred based on conversion of convertible debentures, slowdown in RMS production, manufacturing inefficiencies related to production of Orasis(TM), and writedown of RMS's inventory and good will. Loss per common share is calculated based on the monthly weighted average number of common shares outstanding which were 44,823,498 for the nine month period ended September 30, 1999, and 36,709,418 for the nine month period ended September 30, 1998.

Balance Sheet
-------------

During the third quarter of 1999, total assets for the Company decreased to $4.2 million from $6.7 million at December 31, 1998. The decrease was primarily due to writedown of RMS's inventory and good will. Accounts receivable decreases primarily due to slowdown in customer orders.Due to discontinuation of contract manufacturing portion of the business of RMS, collecting outstanding receivables has become harder. Trade accounts payable remained essentially unchanged. All convertible debentures have converted into equity. Also, the Company received a deposit for future deliveries of product from BulFon SA in the amount of $300,000, recorded as unearned revenue.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has incurred a net operating loss in each year since its founding and as of September 30, 1999 has an accumulated deficit of $37.6 million. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable product. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.


<PAGE 15>

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

<PAGE 16>

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

Item 4.     Submission of Matters to a Vote of Securities Holders.      None.
            ------------------------------------------------------

Item 5.     Other Information.                                          None.
            ------------------

Item 6(a).  Exhibits.                                                   None.
            ---------

Item 6(b).  Reports on Form 8-K.
            --------------------

On September 10, 1999 the Company filed Form 8-K to report that the Company's principal auditor, Arthur Andersen LLP ("Arthur Andersen") terminated its client-auditor relationship with the Company.

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


<PAGE 17>

There were no "Reportable Events", as such term is defined in Item 302 of Regulation S-K, during either (i) the Prior Fiscal Years or (ii) the Interim Period.


On October 27, 1999, the Company engaged Grant Thornton LLP as its new independent accountants to audit the Company's financial statements. During the two most recent fiscal years and through the interim period ended October 27, 1999, the Company has not consulted with Grant Thornton LLP regarding any matters described in item 304(a)(2) of Regulation S-K.


SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's Chief Executive Officer, thereunto duly authorized.



Dated:	November 19, 1999

DAUPHIN TECHNOLOGY, INC.
    (Registrant)



By:  /s/Andrew J. Kandalepas/
     Andrew J. Kandalepas
     (Chief Executive Officer)

<PAGE 18>