Form 10-K
period 1999-12-31
DAUPHIN TECHNOLOGY INC
filed 2000-03-31
CIK 832489

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                    FORM 10-K


	(Mark One)
   X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
	(Fee Required) For fiscal year ended December 31, 1999.

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes _X_     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of March 28, 2000 is $306,897,136.

As of March 28, 2000, the number of Shares of the Registrant's Common Stock, $.001 par value, is 53,935,308 issued and outstanding.

<Page 1>

                             DAUPHIN TECHNOLOGY, INC.

                                 Table of Contents
PART I                                                            3
  Item 1. Description of Business                                 3
          Overview                                                3
          Strategic Plan                                          3
          Dauphin Technology, Inc.                                3
          R.M. Schultz & Associates, Inc.                         7
  Item 2. Properties                                              7
  Item 3. Legal Proceedings                                       7
  Item 4. Submission of Matters to Vote of Security Holders       7

PART II                                                           8
  Item 5. Market for the Registrant's Common Stock and Related
           Security Holders Matters                               8
          Market Price of Common Stock                            8
          Holders                                                 8
          Dividend Policy                                         8
          Common Stock                                            8
          Preferred Stock                                         8
          Warrants and Options                                    9
          Transfer Agent and Registrar                            9
  Item 6. Selected Financial Data                                 9
  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    10
          Results of Operations 1999 Compared to 1998 and 1997    10
          Liquidity and Capital Resources                         11
          Inflation and Seasonality                               11
  Item 8. Financial Statements and Supplementary Data             11
  Item 9. Changes in and Disagreements with Accountants on
           Accounting or Financial Disclosure                     11

PART III                                                          12
  Item 10. Directors, Executive Officers and Officers of
            the Registrant                                        12
           Directors and Officers                                 12
           Family Relationship                                    13
           Other: Involvement in Certain Legal Proceedings        13
           Involvement by Management in Public Companies          13
  Item 11. Executive Compensation                                 13
  Item 12. Security Ownership of Certain Beneficial Owners
            and Management                                        14
  Item 13. Certain Relationships and Related Party Transactions   14

PART IV                                                           15

SIGNATURES                                                        15

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

                                PART I
Item 1. Description of Business

Overview
Dauphin Technology, Inc. ("Dauphin" or the "Company") and its subsidiary design, manufacture and market mobile hand-held, pen-based computers, as well as other electronic devices for home and business use out of its two locations in northern Illinois. The Company, an Illinois corporation, was formed on June 6, 1988 and became a public entity in 1991. The Company employs approximately 15 people consisting of engineering, sales and marketing, administrative, and other personnel. The Company's stock is traded on the Over the Counter Bulletin Board under the symbol DNTK.

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

Strategic Plan
Before the Company emerged from bankruptcy, the Board of Directors was reconstituted and a new management team was recruited. Individuals with strong engineering and manufacturing backgrounds as well as finance, accounting, sales and marketing skills were hired. The new management formulated a strategic business plan to diversify the Company's operations to eliminate dependence on a single product line or industry.

The plan incorporated an initial focus on the hand-held mobile computer market. In particular, it focused on development of miniaturized mobile computers that would be incorporated in electronic solutions for vertical markets. In addition to mobile computing markets, management is focused on producing and marketing other electronic devices. Coupled with targeted acquisitions in the technology sector, the Company seeks to become a technology holding company with synergistic, self-managed wholly owned subsidiaries. The subsidiaries are intended to share resources and cross-market products, engineering and product development services.

As part of management's plan, on June 6, 1997 the Company acquired all of the outstanding shares of stock in R.M. Schultz & Associates, Inc. ("RMS"), an electronic contract-manufacturing firm located in McHenry, Illinois.

                            Dauphin Technology, Inc.
Products
Orasis( is a hand-held computer developed by the Company with features to meet the expressed desires of many potential customers. The unit was developed with the multi-sector mobile user in mind. As such, it incorporated an upgradable processor, user upgradable memory and hard disc, various modules and mobile devices to satisfy the needs of various industries. Basic unit features are as follows:

<Page 3>

* The unit weight is approximately 3 pounds
* The battery operating life is from 2 to 8 hours
* The unit is equipped with 166 MHz Pentium MMX processor, which can be upgraded to 266 MHz Pentium MMX
* The standard unit is equipped with 32 MEG of memory upgradable to 128 MEG of RAM
* Standard two type II or a single type III PCMCIA slot
* 2.1 GB expandable to 6.4 GB hard drive
* Built in speaker and microphone (including sound blaster for voice recognition and multimedia)
* Video conferencing port
* Modular expansion bay with docking connector
* Electro-magnetic pen, voice activation, and an Infra Red keyboard for data input
* CDROM drive, floppy drive, DVD drive, heads-up goggles, GPS module and other attachable devices

Much more flexible and powerful than a Personal Digital Assistant ("PDA"), the Orasis is an MS-DOS/Windows 95/98/2000, Windows NT and Linux compatible machine. Although the basic unit carries a number of advanced features, the most significant advantage of Orasis( is its upgradability. The expansion bay allows for the use of CDROM, floppy drive, wireless radio, extended battery pack or any other device through the PCI expansion bus. Unlike competitor models Orasis does not lock the customer into a single format. Orasis affords a customer complete flexibility and versatility offered by no other mobile computer presently on the market. It is a time, labor, and money-saving device that can be custom-configured with a variety of options to meet the end-user's needs.

During the later part of 1999 the Company was engaged in negotiations and eventually on February 17, 2000 signed a contract to develop and produce set-top boxes. In conjunction with continued development of Orasis( and the recent shift in focus away from contract manufacturing, the Company began design and development of such boxes. A set-top box is an electronic device that converts digital signals into a user acceptable format via other electronic devices such as television sets, telephones and computers. As a result of recent events the Company is rewriting its Marketing and Sales plans to include a strategy for the set-top box.

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

Based on the latest statistics, the mobile computing devices market is approximately $95 billion in annual revenue. Sales of laptop and notebook computers represent a large portion of this market. However, the growth rate of hand-held pen-based devices exceeds that of laptops and notebooks. Based on the latest Frost and Sullivan studies, the total pen-tablets market, in which Orasis( competes, is several billion dollars and is growing at approximately twenty five percent per year. Dauphin's management estimates that market may be growing even faster than latest predictions.

<Page 4>

Unlike several years ago, the pen-based computer market is more defined and is ready for a product such as Orasis(. The total mobile market includes more than sixty products that fall within the Personal Digital Assistant ("PDA") category of the pen-based market. These devices include electronic organizers, mobile fax machines and electronic notepads. Most of these devices are palm-top size, requiring either pen or keyboard input. In addition to PDA's, there are approximately twenty devices that would qualify as computers or pen tablets. Orasis( belongs in the latter category.

Until the introduction of Orasis(, pen based devices were no match for the laptops. The processor speed, limited expandability and memory limitations of hand-held computers made notebooks and laptops much more popular with the mobile workforce. Orasis( bridges the gap between notebook or laptop computers and pen-based computers. Added features and flexibility of the unit may also attract public attention, thereby growing the overall category.

The set-top box market is a relatively new phenomenon. According to International Data Corporation, the worldwide installed base of set-top boxes was a mere 2.2 million in 1998 and is expected to exceed 14.8 million boxes in the year 2000, growing to over 35.5 million in 2002. Currently with the market in its infancy, the "set-top box" has not been perfected. Existing designs do not offer the flexibility or future capacity that Dauphin's customers seek.

Sales and Marketing
Orasis( is a niche product. Dauphin targets vertical markets for the distribution of Orasis(. To deliver its mobile product to the market, in April of 1998, Dauphin hired six mobile industry experts, Channel Managers, to target various industries. Each Channel Manager's job was to find a number of software solution providers to a particular industry and partner with them to offer a final electronic solution to the end user. In particular, the industries these individuals targeted were medical, government, sales field automation, transportation, utilities and education. During 1998, approximately 60 VAR's signed Orasis( distribution agreements. During 1999, changes in the Company strategy resulted in the termination of all Channel Managers. Currently, all VAR relationships and sales inquiries are handled internally by the Company's sales and customer service personnel.

Due to the fact that the set-top box contract was signed just recently, management is still determining the scope of the marketing effort and sales strategy.

Competition
A dozen manufacturers including Epson, Fujitsu, IBM, Mitsubishi and Kalidor produce "pen tablets". The list of competitors may be imposing, but Dauphin management feels that Orasis( has advantages over the competition including flexibility, adaptability and compactness. Based on the opinions of industry experts such as Pen Computing magazine, units produced by these firms are less capable than Orasis(. Such units are generally designed with a single processor and become obsolete as soon as new processors or faster software is introduced. Also, due to the fact that major components of Orasis( are upgradable, the life expectancy of the product is estimated to be 5 years. Over time, consumers' return on investment of Orasis( should be much higher than any existing computer.

For the Company to be competitive, it must continue to offer leading technology and market driven products. When new products are introduced, there is a small window of opportunity before clones are developed. However, being a small company, Dauphin's strength is in its flexibility to meet industry demands and to partner with solution providers to jointly offer unique solutions for problems that customers encounter.

Customer Dependence
The Company is not dependent on any one customer.

<Page 5>

Research and Development
Due to the relatively small size of Dauphin, most of the product development was in cooperation with three contract engineering firms. Approximately $1,576,000 was spent on research and development in 1998 and approximately $510,000 more was spent in 1999. Dauphin retained all rights and intellectual property acquired during the development of Orasis(.

The Company is planning to continue research and development of electronic products to complement Orasis(. In addition to peripheral devices such as office and mobile docking station, the Company is planning to work on various scaled down, higher-tech devices than Orasis(.

In connection with negotiating the set-top box contract, in the third quarter of 1999, the Company began researching and designing certain set-top boxes to satisfy provisions in the recently signed contract.

Production
Because the main components of Orasis( are complex, the assembly of the motherboard is outsourced. SMT Unlimited supplies RMS with the ready assembled and tested motherboards for final assembly. SMT Unlimited is capable of producing hundreds of motherboards per day.

RMS assembles, tests and ships the final product to Dauphin customers. All manufacturing support for the product is performed by RMS. With additional staffing, RMS is capable of assembling 200 Orasis( units per day.

Source and Availability of Raw Materials
Component parts are obtained from suppliers around the world. Since the development of Orasis( commenced late in 1997 and throughout 1998, all components used in the design are state of the art and are Year 2000 compliant. Components such as the latest mobile Intel processors, color video controllers and CACHE memory chips are in high demand. Such components are available in short supply. However, management does not anticipate any delays in production.

Software Licensing Agreements
The Company is leasing BIOS (basic input/output software) for Orasis( from Phoenix Technologies Ltd. ("Phoenix"). Phoenix designs, develops, markets and licenses proprietary software products for original equipment manufacturers and related software for personal computers. A Master License Agreement was signed for the right of distribution of Phoenix software. The Company pays $4 per unit sold for this license.

The Company has entered into a Pen Products Original Equipment Manufacturing Distribution License Agreement and Sub-license Agreement for Dedicated Systems with Annabooks Software LLC ("Annabooks"), the supplier of products offered by Microsoft Corporation ("Microsoft"). Microsoft is the third-party beneficiary under these agreements. Under the terms of these agreements, the Company is authorized to install DOS, Windows 95, 98, 2000 and NT, and Windows for Pen, among others, on the computers it sells. For this right, the Company must pay Annabooks royalties for each unit sold, although quantity discounts are available. The Company pays approximately $78 per license for each computer it sells.

Patents, Copyrights and Trademarks
In view of rapid technological and design changes inherent to the computer industry, the Company does not believe that, in general, patents and/or copyrights are an effective means of protecting its interests. However, due to the unique configuration of the Orasis(, the Company did patent its mechanical design and processor upgradability concepts. It also expects to patent its set-top box design following development. The Company also attempts to maintain its proprietary rights by trade secret protection and by the use of non-disclosure agreements. It is possible that the Company's products could be duplicated by competitors and duplication and sale could therefore adversely affect the Company. However, management believes that the time spent by competitors engineering the product would be too long for the rapidly changing computer industry.

<Page 6>

In 1997 the Company applied for and received a trademark on the name
"Orasis."

R.M. Schultz & Associates, Inc.
Using automatic assembly equipment, RMS is capable of assembling large quantities of electronic products. The majority of the work performed by RMS since its inception has been in a through-hole or large component electronic assembly. Since the RMS acquisition the Company spent more than $750,000 to build a 5,000 square foot environmentally controlled room inside the RMS facility and to acquire surface mount equipment. Surface mount assembly equipment allows for high-speed/high-tech component placement on a printed circuit board, a newer method of product assembly. In the past, RMS used services of other firms to incorporate surface mount portions of the final product. It may now complete this function itself.

During 1999, the Company refocused its direction away from contract manufacturing to research and development of electronic devices. As a result, RMS production will focus on the assembly of Orasis( units, set-top boxes and other products, which may be developed in the future by the Company.

Item 2.  Properties

The Company's executive offices consist of 7,300 square feet of office space and 2,700 square feet of warehouse space located at 800 E. Northwest Hwy, Suite 950, Palatine, Illinois 60067. The Company pays approximately $12,000 per month to rent the facilities. In December 1998, in conjunction with upgrading the facilities, Dauphin signed a five-year lease extension. The lease called for increased rent, but provided for reconstruction of facilities to better suit the Company's needs. The Company believes the space will be adequate for the foreseeable future.

RMS facilities are located at 1809 South Route 31, McHenry, Illinois 60050. The facilities are leased from Enclave Corporation, a company that is owned by Richard M. Schultz, past President of RMS. RMS occupies 53,000 square feet of space, of which 7,000 square feet is for office space and 5,000 square feet is surface mount portion of production. The lease has a five-year term starting on June 6, 1997 with an optional extension for an additional five years. The rent is approximately $14,000 per month. The Company believes the space will be adequate for RMS operations for the foreseeable future.

Item 3. Legal Proceedings

The Company is involved in a wrongful discharge lawsuit brought by an ex-employee/officer. The suit was filed on April 11, 1998 in the Circuit Court of Cook County, Illinois and as of the date hereof four out of five claims have been dismissed. Management believes that the Company has several defenses to the remaining claim. Management is of the opinion that any such unfavorable disposition will not be material to the Company's results of operations or financial position.

The Company is involved in a breach of contract lawsuit with the Enclave Corporation, current landlord of RMS. The suit was filed on January 5, 2000 in the Nineteenth Judicial Circuit Court, McHenry Illinois. The suit is claiming $5,200 damages and other non-monetary breaches. The Company believes that it has several defenses and intends to vigorously defend its position. Management is of the opinion that any such unfavorable disposition will not be material to the Company's results of operations or financial position.

During 1999 and through the date of this report, the Company has been engaged in various other legal proceedings. Management believes that all material events have been fully accounted for in the financial statements attached hereto. Further resolution of any existing litigation would not be material to the overall financial condition of the Company.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

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

                                            Bid Prices
                            1997              1998                1999
                       High     Low      High      Low       High      Low
                   --------- -------- --------- --------- --------- ---------
First Quarter      $   1.625 $  1.187 $   1.625 $   1.016 $   1.219 $   0.453
Second Quarter         1.219    0.750     1.391     0.875     0.938     0.391
Third Quarter          1.172    0.875     2.031     0.875     0.750     0.266
Fourth Quarter         2.590    1.063     0.906     0.500     0.703     0.219

Holders
The number of shareholders on record of the Company's common stock as of March 27, 2000 as reported by the Company's transfer agent is approximately 5,500. A number of the Company's shareholders on record are brokerage firms or stock clearing agencies. Therefore, the Company believes the total number of beneficial shareholders is greater than 5,500.

Dividend Policy
The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Common Stock
The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $0.001 par value. As of March 27, 2000 there were 53,935,308 shares of common stock issued and outstanding held by approximately 5,500 shareholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the shareholders. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor (see "Market Price of Common Stock" and "Dividend Policy"). In the event of a liquidation, dissolution or winding up of the Company, holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding preferred stock. Holders of common stock have no right to convert their common stock into any other securities and have no cumulative voting rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock
No preferred shares have been issued to date. The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by shareholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding and the Company has no present plans for the issuance thereof. However, the issuance of any such preferred stock could affect the rights of the holders of common stock, and, therefore, reduce the value of the common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by present owners.

<Page 8>

Warrants and Options
As of March 27, 2000 there are a total of 5,511,211 Warrants issued and outstanding in the hands of approximately 30 investors. These Warrants are convertible at any time into Company's $0.001 par value common stock. The strike prices of these Warrants range from $0.20 to $2.00. These Warrants expire between three and five years from the date of issuance. The Warrants include a change of form provision in them, whereby if a change in the form of the common stock occurs due to stock splits, stock dividends, or mergers, the holders are entitled to receive a pro-rata increase of shares at a discounted price. However, the holders of the Warrants do not have any voting rights and are not entitled to receive any cash or property dividends declared by the Board of Directors until they convert the Warrants into common shares. At the time such Warrants are exercised, the common shareholders of the Company's pro-rata share of the Company will be diluted. If such Warrants are not exercised within allotted time, they expire.

As of March 27, 2000 there are a total of 3,630,500 Options issued and outstanding in the hands of certain consultants resulting from funding raised by such consultants. These Options are convertible at any time into the Company's $0.001 par value common stock of which 18,000 Options shall be converted at a $1.00 strike price, and the remainder shall be converted at a $10.00 strike price per share. These options expire between three and five years from the date of issuance. Additionally, there are 1,941,000 Options issued and outstanding in the hands of more than twenty employees and former employees. These Options are exercisable at any time into the Company's $0.001 par value common stock. The strike prices of these Options range from $0.50 to $1.00. These Options expire between three and five years from the date of issuance. At the time such Options are exercised, the common shareholders of the Company's pro-rata share of the Company will be diluted. If such Options are not exercised within the allotted time, they expire.

Transfer Agent and Registrar
American Stock Transfer and Trust Company, 40 Wall Street, New York, New York, 10005

Item 6. Selected Financial Data
Year Ended December 31

                                     1999         1998          1997           1996            1995
Net Sales                        $  2,279,058  $  5,367,514  $  2,730,035  $        93,946  $     183,083
Extraordinary Item                          -             -             -       38,065,373              -
Net Income (Loss)                  (9,306,304)   (6,131,557)   (3,988,017)      36,668,669       (794,812)
Net Income (Loss) Per Share             (0.20)        (0.16)        (0.13)            1.52          (0.06)
Total Assets                        3,372,155     6,719,635     7,269,136        3,402,860        426,493
Long -Term Debt                       185,179       302,951       429,526           43,196              -
Working Capital(Deficit)             (917,917)      260,227     4,510,546        3,020,558    (50,979,877)
Shareholders Equity(Deficit)	        552,344     2,885,228     5,675,595        3,092,900    (50,910,187)
<TABLE/>

<Page 9>

Item 7. Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Results of Operations 1999 Compared to 1998 and 1997
The Company and its subsidiary are primarily engaged in electronic product engineering, development and sales. Contract manufacturing services were conducted through the second quarter of 1999, at which time such activities ceased. All of these activities are highly competitive and sensitive to many factors outside of the control of the Company, including general economic conditions affecting the Company's clients and availability of components.

Dauphin Technology, Inc.
Revenue for Dauphin Technology, Inc. increased from $72,000 in 1997 to
$386,000 in 1998 and then decreased to $274,000 in 1999. The revenue decrease from 1998 to 1999 was a result of financial constraints on the Company, which prohibited the purchase of components necessary to complete the production of Orasis( units.

The gross profit margins are not comparable for the periods due to the inventory write downs and fluctuation in sales. During 1997 and 1998, the Company wrote down all obsolete inventory. Originally, such inventory was to be used in the design of Orasis(, but the introduction of new components and newer design methods rendered such inventory obsolete.

Selling, general and administrative expenses increased to approximately $2.63 million in 1999 from $2.55 million in 1998 and $1.25 million in 1997. The increase from 1998 to 1999 was due to increase in professional and consulting fees incurred as a result of capital raising efforts. During the third and fourth quarters of 1999 the Company began cost reduction measures managing to reduce certain expenses by as much as fifty percent. The increase from 1997 to 1998 was due to additional staffing in sales and marketing departments and expense related to product demonstrations. The Company supplied its sales force with 200 Orasis( demonstration units, at an average cost of $2,500 per unit, to present the product at trade shows and sales opportunities. Also, the Company advertised its flagship product Orasis( in several trade magazines. Further, internal operations were enhanced with additional personnel.

R.M. Schultz & Associates, Inc.
Revenue for RMS increased from $2.7 million in 1997 to $5.6 million in 1998, but decreased to $2.13 million in 1999 due to management's change in corporate strategy moving away from contract manufacturing and towards new product design and development.

The gross profit from 1998 to 1999 is not comparable due to the inventory write down and the decrease in revenue. The gross profit margin for RMS has gone down from 9% in 1997 to 6% in 1998 due to an increase in reserve for obsolescence and startup inefficiencies in manufacturing of Orasis(.

Selling, general and administrative expenses increased in 1999 to approximately $1.5 million from $712,000 in 1998 and $233,000 in 1997. The increase in 1999 from 1998 was primarily due to impairment of goodwill and cost associated with cost reductions. The increase from 1997 to 1998 was primarily due to full year of operations under the Dauphin umbrella.

Other Expenses and Net Loss
The net operating loss increased to approximately $9.3 million in 1999 from $6.1 million in 1998 and $4.0 million in 1997. The increase in net loss from 1998 to 1999 was due to all items mentioned in the RMS sections above. The increase in the net loss from 1997 to 1998 was due to an increase in research and development expense from $827,000 to $1.6 million, an increase in sales and marketing expense, an increase of interest expense from $76,000 to $1 million in 1998 and additional inventory write-downs. The Company spent in excess of $2.4 million on the development and an additional $676,000 on tooling for Orasis(.

<Page 10>

Liquidity and Capital Resources
Absence of Operating Profit
The Company has incurred a net operating loss in each year since its founding and as of December 31, 1999 has an accumulated deficit of $38,826,736. The
Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products.
There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved that it can be sustained.

Early Stage of Development of the Company's Products
From June of 1997 through June of 1999, the Company was principally engaged in research and development activities involving the hand-held computer.
Since then, the Company has been working on new technologies, in particular the design and development of the set-top boxes. The Company's products have been sold in limited quantities and there can be no assurance that a significant market will develop for such products in the future. Therefore, the Company's inability to develop, manufacture and market its products on a timely basis may have a material adverse effect on the Company's financial results.

Financing Considerations
Currently, the Company is working to ensure it has appropriate funding to finance future operations. During the first quarter of 2000, through private placements, management raised in excess of $7.5 million. As of the date hereof the Company has approximately $5 million of cash on deposit in the bank. Management is seeking additional financing and is negotiating final terms and conditions with several potential funding sources. Management believes the combination of existing funds, additional financing and future sales of its products will generate sufficient capital to sustain future operations.

Inflation and Seasonality
Due to the nature of the Company's products and current market trends, an increase in the volume of production should generally result in a reduction of cost per unit. Management does not anticipate any major shifts in this trend in a foreseeable future. Also, due to the fact that the Company targets industrial customer and not retail outlets, the Company should not be affected by the seasonal nature of consumer purchasing.

Item 8. Financial Statements and Supplementary Data
The Company's financial statements are included in Item 14 (a).

Item 9. Changes in and Disagreements with Accountants on Accounting or
  Financial Disclosure
During the 1999, Arthur Andersen, LLP, which previously audited the Company's financial statements, resigned as the independent public accountants for the Company. There were no disputes between the Company and Arthur Andersen, LLP.
Grant Thornton LLP was appointed as the new auditors.

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

     Name             Age  Date Appointed     Present Office
Andrew J. Kandalepas  48      1995         Chairman of the Board of Directors
                                           Chief Executive Officer

Mr. Kandalepas joined Dauphin as Chairman of the Board in February 1995. He was named CEO and President of Dauphin in November of 1995. In addition, Mr.
Kandalepas is the founder and President of CADserv, engineering services firm. Mr. Kandalepas graduated from DeVry Institute in 1974 with a Bachelor's
Degree in Electronics Engineering Technology. He then served as a product engineer at GTE for two years. Mr. Kandalepas left GTE to serve ten years as a supervisor of PCB design for Motorola prior to founding CADserv in 1986.

Christopher L. Geier   37     1999         Executive Vice President

Mr. Geier is Executive Vice President reporting directly to Dauphin's CEO.
Mr. Geier leads Dauphin's overall organization, including its subsidiary business. Prior to joining Dauphin, Mr. Geier founded and managed several multimillion-dollar private corporations, as well as a $100 million region of a large retail distribution company. Mr. Geier earned an MBA from the University of Chicago Graduate School of Business and received a Bachelor of Arts in Criminal Justice/Pre Law from Washington State University.

Jeffrey L. Goldberg     47    1995         Secretary, Director

Mr. Goldberg has served as Secretary and a Director since June of 1995.  Mr.
Goldberg is a partner at FERS, an international accounting firm.  Mr.
Goldberg formerly served as the President of Financial Consulting Group, LTD., a lawyer at the Chicago law firm of Goldberg and Goodman, and prior to that, was a tax senior with Arthur Andersen LLP. He is an attorney, CPA and certified financial planner.

Gary E. Soiney           59   1995         Director

Mr. Soiney has served as a Director since November of 1995. He graduated from the University of Wisconsin in Milwaukee with a degree in Business
Administration. He is currently a 75% owner in Pension Design & Services,
Inc., a Wisconsin corporation, which performs administrative services for qualified pension plans to business primarily in the Mid-West.

Andrew Prokos            37   1995         Director

Mr. Prokos has served as a Director since February 1995. He is also vice-president of CADserv and has served in this capacity since 1995. Mr. Prokos is a graduate of DeVry Institute with an Associate Degree in Electronics.

<Page 12>

All Directors and Executive Officers are elected annually and hold office until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified.

Family Relationship
Andrew Prokos, a Director, is a cousin of Andrew Kandalepas, Chairman of the Board of Directors.

Other: Involvement in Certain Legal Proceedings
There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past five years.

Involvement by Management in Public Companies
None of the Directors, Executive Officers or Officers has had, or presently has, any involvement with a public company, other than the Company.

Item 11. Executive Compensation
At the Board of Directors meeting held on December 29, 1998, the Board established two committees, Audit and Compensation. The Securities and Exchange Commission regulations mandate disclosure of all compensation including salary, bonus and stock options, paid to executive officers and directors that exceeds $100,000. No Executive Officer or Director was paid compensation exceeding $100,000 during 1997, 1998 or 1999. The Company's
Chairman, Chief Executive Officer and President, Andrew Kandalepas, received compensation in amount of $84,000 for the year ending December 31, 1999.

<Page 13>

Item 12. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding shares of common stock of the Company owned beneficially as of March 27, 2000, by (i) each Officer and Director of the Company, (ii) all Officers and Directors as a group, and (iii) each person known by the Company to beneficially own more than 5% of the common stock of the Company:

                                               Amount and Nature
Name of Beneficial Owner	Position            of Beneficial    Percent
                                                  Shares Owned     of Class
------------------------  ------------------      -------------    --------
Andrew J. Kandalepas       Chairman, Chief         3,826,837 (1)     7.1%
                           Executive Officer & President

Christopher L. Geier       Executive Vice President  500,000 (2)     0.9%

Jeffrey L. Goldberg        Secretary, Director       497,800 (3)	   0.9%

Gary E. Soiney             Director                   50,000 (4)     0.1%

Andrew Prokos              Director                  314,000 (5)     0.6%

Morgan Stanley, Dean Witter & Co.
As trustees for Bank Lyonnais	------               7,133,500        13.2%
------------------------  ------------------      -------------    --------
Officers and Directors and
5% Beneficial Owners (as a group)                 12,322,137 (6)    22.8%

(1) Includes options to purchase 500,000 shares under immediately exercisable options.
(2) Includes options to purchase 500,000 shares under immediately exercisable options.
(3) Includes options to purchase 50,000 shares under immediately exercisable options.
(4) Includes options to purchase 50,000 shares under immediately exercisable options.
(5) Includes options to purchase 50,000 shares under immediately exercisable options.
(6) Includes options to purchase 1,150,000 shares under immediately exercisable options.

Item 13. Certain Relationships and Related Party Transactions
CADserv, an engineering services company based in Schaumburg, Illinois, controlled by an Officer and a major shareholder, has contributed to the design, packaging and manufacturing of Dauphin's product lines and will likely continue in this capacity in the future. The Company paid $0 during 1999, $140,192 in 1998.

On February 6, 1996 the Company entered into an agreement with Victor Baron,
Savely Burd and Interactive Controls, Inc., an Illinois corporation
("Intercon"). On December 29, 1998 the Board of Directors voted unanimously to terminate the Intercon agreement. The Company no longer employs Messrs.
Baron and Burd.

In 1999 the Company borrowed $286,000 from related entities including two members of the Board of Directors. The loans accrue interest at 1% per month until maturity. As of the date of this report all loans including interest have been paid off.

RMS facilities are leased from Enclave Corporation, a company that is owned by Richard M. Schultz, former President of RMS. The Company paid $179,684 of rent and $24,150 of real estate taxes for the property lease in 1999 and $165,660 of rent and $22,500 of real estate taxes for the property lease for 1998.

<Page 14>

PART IV
Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

The Company did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

Signatures
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange
Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Palatine and State of Illinois, on the 29th day of March, 2000.


DAUPHIN TECHNOLOGY, INC.

BY: /Andrew J. Kandalepas/


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities and on the dates indicated.

     Signature                   Title                            Date

/Andrew J. Kandalepas/  Chairman of the Board of Directors    March 29, 2000
 Andrew J. Kandalepas   Chief Executive Officer, President

/Christopher L. Geier/  Executive Vice President              March 29, 2000
 Christopher L. Geier   acting Chief Financial Officer

/Jeffrey L. Goldberg/   Secretary                             March 29, 2000
 Jeffrey L. Goldberg

<Page 15>


                    DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants....................F-2

Report of Independent Public Accountants............................. F-3

CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1999 AND 1998...............F-4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997........................F-5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997................F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997........................F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................F-8

<Page F-1>

               Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of Dauphin Technology, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of DAUPHIN
TECHNOLOGY, INC. (an Illinois corporation) and Subsidiary, as of December 31,
1999, and the related consolidated statements of operations, consolidated shareholders' equity and consolidated cash flows for the year ended December
31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dauphin
Technology, Inc. and its Subsidiary as of December 31, 1999 and the results of their operations and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                            GRANT THORNTON LLP

Chicago, Illinois
March 26, 2000

<Page F-2>

                    Report of Independent Public Accountants

To the Board of Directors and Shareholders of Dauphin Technology, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of DAUPHIN
TECHNOLOGY, INC. (an Illinois corporation) and Subsidiary, as of December 31,
1998, and the related consolidated statements of operations, consolidated shareholders' equity and consolidated cash flows for each of the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dauphin
Technology, Inc. and Subsidiary as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has suffered recurring losses from operations and has insufficient cash on hand to sustain future operations that raises substantial doubt about the entity's ability to continue as a going concern. The Company has received certain funding subject to the terms and conditions outlined in the first five sentences of paragraph five of Note 17. Management's plans in regards to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
March 31, 1999 (except with respect to the matters discussed in the first five sentences of paragraph five of Note 17, as to which the date is April 15, 1999)


<Page F-3>


                   DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY
          CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1999 AND 1998

                                       1999                   1998
                                 --------------         ---------------
CURRENT ASSETS:
 Cash                            $       31,087          $       55,701
 Accounts receivable-
  Trade, net of allowance
  for bad debt of $428,599
  and $11,238 at December
  31, 1999 and 1998                     124,844                 689,713
 Employee receivables                       118                  45,987
 Inventory, net of reserve
  for obsolescence of $1,945,296
  and $152,000 at December 31,
  1999 and 1998                       1,521,886               2,953,686
 Prepaid expenses                        38,779                  46,596
                                 --------------         ---------------
Total current assets                  1,716,714               3,791,683

INVESTMENT                              290,000                 300,000

PROPERTY AND EQUIPMENT, net
 of accumulated depreciation
 of $712,192 and $378,051 at
 December 31, 1999 and 1998           1,365,440               1,673,901

DEFERRED FINANCING COST, net
 of accumulated amortization
 of $29,128 at December 31, 1998              -                 186,576

GOODWILL, net of accumulated
 amortization of $107,971 at
 December 31, 1998                            -                 767,475
                                 --------------         ---------------
Total assets                     $    3,372,154         $     6,719,635
                                 ==============         ===============

CURRENT LIABILITIES
 Accounts payable                $    1,894,663         $     2,103,572
 Accrued expenses                        26,719                 215,305
 Current portion of long-term debt      127,249                 113,436
 Customer deposits                      300,000                       -
 Short-term borrowings, net of
  discount of $3,845 at
  December 31, 1998                     286,000                 246,155
 Convertible debentures, net
  of discount of $47,012                      -                 852,988
                                 --------------         ---------------
Total current liabilities             2,634,631               3,531,456

LONG-TERM DEBT                          185,179                 302,951

COMMITMENTS AND CONTINGENCIES                 -                       -
                                 --------------         ---------------
Total liabilities                     2,819,810               3,834,407

SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par
  value, 10,000,000 shares
  authorized but unissued                     -                       -
 Common stock, $0.001 par value,
  100,000,000 shares authorized;
  51,671,582 shares issued and
  outstanding at December 31,
  1999 and 40,000,000 shares
  issued and 39,861,818 outstanding
  at December 31, 1998                   51,671                  40,000
 Treasury stock, at cost, 138,182
  shares at December 31, 1998                 -                 (33,306)
 Warrants to purchase 4,211,958
  and 200,000 shares at December
  31, 1999 and 1998                   1,238,089                  55,181
 Paid-in capital                     38,089,320              32,343,785
 Accumulated deficit                (38,826,736)            (29,520,432)
                                 --------------         ---------------
Total shareholders' equity              552,344               2,885,228
                                 --------------         ---------------
Total liabilities and
  shareholders' equity           $    3,372,154         $     6,719,635

The accompanying notes are an integral part of these balance sheets.

<Page F-4>

                    DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                      1999          1998           1997
REVENUES                          $ 2,279,058   $ 5,367,514   $ 2,730,035
COST OF SALES                       4,833,601     5,757,889     4,345,315
                                  -----------   -----------   -----------
Gross  loss                        (2,554,543)     (390,375)   (1,615,280)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES           4,173,095     3,273,132     1,484,979

RESEARCH AND DEVELOPMENT EXPENSE      510,287     1,576,477       827,843
                                  -----------   -----------   -----------
Loss from operations               (7,237,925)   (5,239,984)   (3,928,102)

INTEREST EXPENSE                    2,099,179       968,414        75,988

INTEREST INCOME                        30,800        76,841        16,073
                                  -----------   -----------   -----------

Loss before income taxes           (9,306,304)   (6,131,557)   (3,988,017)

INCOME TAXES                                -             -             -
                                  -----------   -----------   -----------
Net loss                          $(9,306,304)  $(6,131,557)  $(3,988,017)
                                  ===========   ===========   ===========

BASIC and DILUTED LOSS PER SHARE:
 Loss per share                   $     (0.20)  $     (0.16)  $     (0.13)
                                  ===========   ===========   ===========

Weighted average number of shares
 of common stock outstanding       46,200,408    37,287,432    30,734,045

The accompanying notes are an integral part of these statements.

<Page F-5>

                    DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                               Common Stock         Paid-in                    Treasury Stock        Accumulated
                            Shares      Amount      Capital      Warrants    Shares        Amount        Deficit          Total
------------------------  ----------  ---------  ------------  -----------  ----------  ------------  -------------  ------------

BALANCE,
 December 31, 1996        31,706,397  $  31,706  $ 23,649,659  $         -  (2,159,286) $ (1,187,607) $ (19,400,858)  $ 3,092,900
Issuance of common stock in connection with:
 Private placement         4,872,520      4,873     4,582,294            -           -             -              -     4,587,167
 Commissions to
  broker/dealer              131,756        132          (132)           -           -             -              -             -
 Purchase of a subsidiary    220,000        220       232,980            -           -             -              -       233,200
 Escrow shares               105,000        105             -            -           -             -              -           105
Purchase of treasury stock         -          -             -            -    (891,626)     (341,369)             -      (341,369)
Issuance of treasury stock         -          -       812,085            -   2,307,835     1,266,399              -     2,078,484
Stock bonuses paid                 -          -         6,250            -      12,500         6,875              -        13,125
Net loss                           -          -             -            -           -             -     (3,988,017)   (3,988,017)
                          ----------  ---------  ------------  -----------  ----------  ------------  -------------  ------------
BALANCE,
 December 31, 1997        37,035,673  $  37,036  $ 29,283,136  $         -    (730,577) $   (255,702) $ (23,388,875) $  5,675,595
Issuance of common stock in connection with:
 Conversions of debt       2,705,391      2,705     2,743,811            -     542,272       205,903              -     2,952,419
 Commissions to
  placement agent            172,700        173       178,745            -           -             -              -       178,918
 Purchase of fixed assets     60,000         60        67,440            -           -             -              -        67,500
Issuance of warrants in
 connection with debt
 issuance                          -          -             -       55,181           -             -              -        55,181
Stock bonuses paid            26,236         26        70,653            -      50,123        16,493              -        87,172
Net loss                           -          -             -            -           -             -     (6,131,557)   (6,131,557)
                          ----------  ---------  ------------  -----------  ----------  ------------  -------------  ------------
BALANCE,
 December 31, 1998        40,000,000  $  40,000  $ 32,343,785  $    55,181    (138,182) $    (33,306) $ (29,520,432) $  2,885,228
Issuance of common stock in connection with:
 Conversions of debt       4,985,358      4,985     3,842,235      287,700     101,673        24,402              -     4,159,322
 Private placement         6,003,529      6,004     1,481,167      895,208      14,963         3,591              -     2,385,970
 Settlement of
  Trade Payables             656,322        656       395,243            -       1,546           371              -       396,270
Stock bonuses paid            26,373         26        26,890            -      20,000         4,942              -        31,858
Net loss                           -          -             -            -           -             -     (9,306,304)   (9,306,304)
                          ----------  ---------  ------------  -----------  ----------  ------------  -------------   -----------
BALANCE,
 December 31, 1999        51,671,582  $  51,671  $ 38,089,320  $ 1,238,089           -   $         -  $ (38,826,736)  $   552,344
                          ==========  =========  ============  ===========  ==========   ===========  =============

<TABLE/>

The accompanying notes are an integral part of these statements.

<Page F-6>

                   DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                             1999          1998         1997
                                        ------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                               $ (9,306,304) $  (6,131,557) $ (3,988,017)
Non-cash items included in net loss
 Depreciation and amortization             1,101,616        318,405        93,671
 Inventory reserve                         1,793,296              -             -
 Bad debt reserve                            417,361              -             -
 Interest expense on convertible debt      2,062,451        814,882             -
 Stock bonus                                  31,858         87,172        13,125
Changes in-
 Accounts receivable
      - trade                                147,508       (226,892)      129,519
      - employee                              45,869        (25,792)      (20,195)
 Inventory                                  (361,495)    (1,422,222)    1,893,655
 Prepaid expenses                              7,817         (7,395)      (14,396)
 Accounts payable                           (208,909)     1,312,788      (532,866)
 Accrued expenses                           (188,586)       (70,532)      (21,410)
                                        ------------  -------------  ------------
Net cash used in operating activities     (4,457,518)    (5,351,143)   (2,446,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment          (25,680)    (1,068,578)     (201,965)
 Investment                                   10,000       (300,000)            -
                                        ------------  -------------  ------------
Net cash used in investing activities        (15,680)    (1,368,578)     (201,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash received in acquisition                      -              -        31,162
 Short-term borrowings (payments)            286,000        162,606      (706,390)
 Purchase of treasury stock                        -              -      (341,369)
 Issuance of convertible debentures
  and warrants net of financing costs      1,776,614      2,991,936             -
 Proceeds from issuance of common stock    2,385,970              -     6,665,756
                                        ------------  -------------  ------------
Net cash provided by financing activities  4,448,584      3,154,542     5,649,159
                                        ------------  -------------  ------------
Net increase (decrease) in cash              (24,614)    (3,565,179)    3,000,280

CASH, beginning of year                       55,701      3,620,880       620,600
                                        ------------  -------------  ------------
CASH, end of year                       $     31,087  $      55,701  $  3,620,880
                                        ============  =============  ============


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                           $     36,728  $     153,532  $    75,988
                                        ------------  -------------  ------------

NONCASH TRANSACTIONS:
Common stock issued in connection with
 Purchase of fixed assets               $          -  $      67,500  $         -
 Settlement of trade payables                396,270              -            -
 Conversion of debentures                  4,159,322      2,952,419            -
 Commissions to placement agent                    -        178,918            -
Acquisition of R.M. Schultz & Associates -
 Assumption of liabilities                         -              -    2,197,058
 Issuance of stock                                 -              -      233,200
 Capital equipment leased                          -              -      347,189
                                        ------------  -------------  ------------

<TABLE/>

The accompanying notes are an integral part of these statements

<Page F-7>

                    DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Description of Business
Dauphin Technology, Inc. ("Dauphin") and its Subsidiary designs, manufactures and markets mobile hand-held, pen-based computers as well as other electronic devices for home and business use. Dauphin markets its products through a network of value added resellers and software integrators to the commercial and government market segments throughout the United States. Through its subsidiary, the Company marketed its contract manufacturing services through July 1999.

Basis of Presentation
The consolidated financial statements include the accounts of Dauphin and its wholly owned subsidiary, R.M. Schultz & Associates, Inc. (the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

2.	RISK AND UNCERTAINTIES:

Absence of Operating Profit
The Company has incurred a net operating loss in each year since it's founding and as of December 31, 1999 has an accumulated deficit of $38,826,736. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

Early Stage of Development of the Company's Products
From June of 1997 through June of 1999, the Company was principally engaged in research and development activities involving the hand-held computer.
Since then, the Company has been working on new technologies, in particular the design and development of the set-top boxes. The Company's products have been sold in limited quantities and there can be no assurance that a significant market will develop for such products in the future. Therefore, the Company's inability to develop, manufacture and market its products on a timely basis may have a material adverse effect on the Company's financial results.

Financing Considerations
Currently, the Company is working to ensure it has appropriate funding to finance future operations. During the first quarter of 2000, through private placements, management raised in excess of $7.5 million. As of the date hereof the Company has approximately $5 million of cash on deposit in the bank (Refer to Note 18). Management is seeking additional financing and is negotiating final terms and conditions with several potential funding sources. With the combination of existing funds, additional financing and future sales of its products, Management believes the Company will have sufficient capital to sustain future operations.

3.	SUMMARY OF MAJOR ACCOUNTING POLICIES:

Cash and Cash Equivalents
Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased. The carrying amount approximates the fair value due to short maturity of these investments.

<Page F-8>

Inventories
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and include material, labor and factory overhead.

Property and Equipment
Property and equipment are stated at cost. Depreciation is being computed using the straight-line methods over the estimated useful lives (principally three to seven years for machinery and equipment) and leasehold improvements over the lesser of the lease term or their useful life.

Intangible Assets
Debt issue costs are amortized to interest expense over the term of the related debt. Other intangibles are amortized by the straight-line method over their respective estimated lives. Goodwill is amortized over ten years.

Long-lived assets including goodwill and other intangible assets are reviewed for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the related assets' carrying value is compared to the undiscounted estimated future cash flows from the related operations.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities (excluding non-deductible goodwill) and using enacted tax rates in effect for the years in which the differences are expected to become recoverable or payable.

Revenue Recognition
The Company recognizes revenue upon shipment of mobile computers, computer accessories and assembled products. Revenue from the fulfillment of manufacturing contracts, generally less then year in length, is recognized upon shipment of the finished assembly.

Earnings (Loss) Per Common Share
Basic loss per common share is calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 46,200,408, 37,287,432 and 30,734,045 for the years ending December 31, 1999, 1998 and 1997, respectively. Diluted loss per common share is adjusted for the assumed exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect.
Approximately 4.2 million additional shares would be outstanding if all stock options and warrants were exercised as of December 31, 1999. Refer to Note
18 for dilution subsequent to December 31, 1999.

Concentration of Credit Risk
The majority of the Company's receivables arise from sales of contract manufacturing services. The Company maintains reserves for potential losses on receivables from these customers.

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

<Page F-9>

4.	INVENTORY
Inventory is comprised of material, labor and overhead and consists of the following at December 31:

                                                   1999           1998
Finished goods                                 $      93,955  $    310,766
Work in process                                      625,450     1,333,147
Raw materials                                      2,747,777     1,461,773
                                               -------------  ------------
                                                   3,467,182     3,105,686
Less - Reserve for Obsolescence                    1,945,296       152,000
                                               -------------  ------------
                                               $   1,521,886  $  2,953,686
                                               =============  ============

In the third quarter of 1999, as a result of curtailing operations at RMS due to reductions in customer orders the Company wrote down approximately
$1,793,000 of inventory, which consists of $1,168,000 of raw materials and $625,000 of work-in-process. This inventory was acquired to produce assemblies for RMS clients only.

5.	PROPERTY AND EQUIPMENT
Plastic molds are being amortized over the number of estimated parts to be produced (approximately 100,000) or three years whichever is less.  Property and equipment consist of the following:

                                                  1999             1998
Furniture and fixtures                         $      89,084   $     89,084
Office equipment                                     247,537        228,618
Manufacturing and warehouse equipment                624,690        618,904
Leasehold improvements                               407,186        405,836
Plastic molds for the Orasis(                        696,862        697,237
Automobile                                            12,273         12,273
                                               -------------   ------------
                                                   2,077,632     2 ,051,952
Less - Accumulated depreciation and amortization     712,192        378,051
                                               -------------   ------------
                                               $   1,365,440   $  1,673,901
                                               =============   ============
6.	INVESTMENT
During the third quarter of 1998, the Company invested in non marketable securities of a company that was managed by a former director of Dauphin. The investment is carried on the books at cost.

7.	SHORT-TERM BORROWINGS:
Short-term borrowings consist of the following at December 31:

                                                    1999           1998
Due to affiliates                              $     286,000  $          -
Short-term note, net of discount of $3,845                 -       246,155
                                               -------------  ------------
Total short-term borrowings                    $     286,000  $    246,155
                                               =============  ============

On December 17, 1998, the Company borrowed $250,000 from an investor through a note that matured on January 17, 1999. Interest accrues at 3 % per month.
The note was unsecured and on January 17, 1999 was converted into a Convertible Subordinated Debenture substantially on the same terms as described in Note 9. In addition to interest, the holder received a detachable warrant, which allows the holder to purchase up to 25,000 shares of common stock at an exercise price of $0.79 per share. The warrant was valued at $3,845 using the Black-Scholes securities valuation model assuming, among other things, a 7% risk free interest rate, $0 dividend yield, 3-year life and 28% volatility. The warrant expires in three years and is exercisable immediately. On March 29, 1999, this note, including $7,500 of interest, was converted into 427,667 shares of the Company's common stock.

<Page F-10>

During 1999, the Company borrowed $286,000 from related affiliates with an interest accrued at 1% per month till the day of payment. Subsequent to December 31, 1999 all such borrowings including interest have been paid off.

8.	LONG-TERM DEBT
As of December 31, 1999, the fair value of long-term debt approximates its book value.  At December 31, long-term liabilities consist of:

                                                     1999           1998
McHenry County Department of Planning and
 Development loan for expansion of RMS,
 payable in equal monthly installments over
 84 months with 6% interest.  This loan is
 unsecured and is due on 10/1/2004.              $    113,149    $   127,607
PACJETS Financial Ltd. equipment lease,
 payable in equal monthly installments
 over 60 months.  The lease is collateralized
 by the equipment and has a one-dollar
 buy-out option.  The lease carries 12%
 interest and is due on 10/15/2003.                   111,881        128,153
PACJETS Financial Ltd. furniture lease
 payable in equal monthly installments over
 36 months. The lease carries a 23% annual
 interest rate and is due on 11/15/2000.
 The lease is collateralized by the furniture
 and has a one-dollar buy-out option.                  27,176        54,214
Forest Financial Corporation computer equipment
 lease payable in equal monthly installments
 over 60 months.  The lease carries a 16.38%
 annual interest rate and is due on 01/01/2003.
 The lease is collateralized by the equipment
 and has a one-dollar buy-out option.                  11,016       25,417
Other - Capital leases for certain vehicles,
 machinery and equipment and certain priority
 tax claims due and payable in equal monthly
 installments over 36 to 72 months.  All debts,
 collateralized by the equipment, are due
 starting in June 2000 through October 2002 and
 carry interest rates ranging from 9% to 18%.          49,206       80,996
                                                   ----------   ----------
Total long-term liabilities                           312,428      416,387
Less short-term                                       127,249      113,436
                                                   ----------   ----------
Total long-term                                    $  185,179   $  302,951
                                                   ==========   ==========

Future minimum debt payments are as follows:

               Year                                     Amount Due
               2000                                    $    127,249
               2001                                          73,581
               2002                                          65,696
               2003                                          26,664
               2004                                          19,238
                                                        -----------
     Total long-term debt                               $   312,428
                                                        ===========

9.	CONVERTIBLE DEBT AND WARRANTS
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

<Page F-11>

On August 1, 1998 the Company issued 8% Convertible Subordinated Debentures -
2001A ("2001A Debentures") to the same four accredited investors in an aggregate principal amount of $2,000,000, which is due and payable on or about August 1, 2001. Through December 31, 1998 a total of $1.1 million of these debentures, including $13,054 of interest, were converted into 2,106,252 shares of the Company's common stock. All of these debentures have been converted into 1,672,600 shares of Company's common stock.

On March 30, 1999, the Company signed an agreement with an accredited investor ("Investor") for financing as follows: The Investor agreed to commit up to $6 million according to the following conditions. A) The first closing for $1 million will occur upon execution of agreed upon documentation as well as a deposit of 2 million common shares (which shall be pledged by current shareholders) in escrow. This tranche will take the form of an 8% promissory note convertible into stock beginning sixty days after closing. If the Company's stock value is below the 5/8 bid for two consecutive days the Company must replenish the escrow account with additional shares until the escrow value is greater than $1.5 million. The Investor received a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share for the commitment. In April, the Company received the funds and subsequently deposited additional 400,000 shares into an escrow account to compensate for the decline in share price. In May, the note was converted into common stock and the escrow account was disbursed to the Investor. As of December 31, 1999 the 41,414 shares still due to the Investor have not been delivered. However, such shares have been considered outstanding as of the conversion date.

10.	STOCK-BASED COMPENSATION
In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" ("SFAS 123"). SFAS 123 provides an alternative to Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APBO 25") and requires additional disclosures.  During 1998, the Company issued non-qualified stock options to purchase 233,000 shares of common stock to certain key employees at exercise prices ranging from $0.56 to $1.22 per share (approximating the market price at date of grant). The options vest immediately and expire in three years if the individual is still employed with the Company. Had the Company accounted for its stock options in accordance with Statement 123, at December 31, 1999 and 1998 pro forma earnings per share would have been:

                                                 December 31,    December 31,
                                                     1999            1998
Net loss as reported (000's)                     $    (9,232)    $    (6,132)
Pro forma net loss for Statement 123 (000's)          (9,245)         (6,232)
Basic and diluted loss per common share as reported    (0.21)          (0.16)
Pro forma basic and diluted loss per common share      (0.21)          (0.17)

Pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may be granted.

For purposes of determining the pro forma effect of these options, the fair value of each option is estimated on the date of grant based on the Black-
Scholes single-option-pricing model:

                                                 December 31,    December 31,
                                                     1999            1998
Dividend yield                                           0.0%            0.0%
Risk-free interest rate                                  6.0%            7.0%
Volatility factor                                        120%             29%
Expected life in years                                  1.95            2.67

<Page F-12>

Information regarding these options for 1999 and 1998 is as follows:


                                                   1999                            1998
                                                        Weighted Average                 Weighted Average
                                          Shares          Exercise Price      Shares      Exercise Price
Options outstanding beginning of year     233,000         $      0.7748            0        $      0.0000
Options exercised                               0                0.0000            0               0.0000
Options granted                                 0                0.0000      263,000               0.8076
Options forfeited                        (183,000)               0.8073      (30,000)              1.0625
                                        ---------          ------------     --------        -------------
Options outstanding at year end            50,000          $     0.6563      233,000        $      0.7748
Weighted average fair value of
 options granted during the year            $          -                       $        0.39
Options exercisable at year end                   50,000                             233,000
Option price range at year end               $    0.6563                       $ 0.5625 to $1.2188

<TABLE/>

The following table summarizes information about the options outstanding at December 31, 1999 and 1998:


                          Options Outstanding                              Options Exercisable
---------------------------------------------------------------------   ---------------------------
    Range of            Number      Weighted Avg.      Weighted Avg.        Number     Weighted Avg.
 Exercise Prices      of Shares    Contractual Life   Exercise Price      of Shares   Exercise Price
----------------   --------------  ----------------   --------------     -----------   -------------
$        1.0625            70,000              2.50    $      1.0625          70,000   $      1.0625
$        1.2188            13,000              2.75    $      1.2188          13,000   $      1.2188
$        0.5625            80,000              2.88    $      0.5625          80,000   $      0.5625
$        0.6250            20,000              2.88    $      0.6250          20,000   $      0.6250
$        0.6563            50,000              2.88    $      0.6563          50,000   $      0.6563
                    -------------  ----------------   --------------     -----------   -------------
Total for 1998            233,000              2.78    $      0.7748         233,000   $      0.7748

$        0.6563            50,000              1.95    $      0.6563          50,000   $      0.6563
                    -------------  ----------------   --------------     -----------   -------------
Total for 1999             50,000              1.95    $      0.6563          50,000   $      0.6563

TABLE/>

11.	EMPLOYEE BENEFIT PLAN

The Company maintains a salary deferral 401(k) plan covering substantially all employees who meet specified service requirements. Contributions are based upon participants' salary deferrals and compensation and are made within Internal Revenue Service limitations. For the fiscal years 1999, 1998 and 1997, the Company did not make any matching contributions. The Company does not offer post-employment or post-retirement benefits. The Company does not administer this plan, and contributions are determined in accordance with provisions of the plan.

12.	IMPAIRMENT OF ASSETS
Goodwill is being amortized on a straight-line basis over 10 years.  On an ongoing basis, the Company estimates the future undiscounted cash flows, before interest, of the operating unit to which the goodwill relates in order to evaluate its impairment.  If impairment exists, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows.  During the third quarter of 1999 the Company experienced an impairment of goodwill, when an estimated cash flow from the operating unit dramatically decreased. The
Company recorded $767,475 as an amortization expense during 1999.

<Page F-13>

13.	INCOME TAXES:
A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense follows:



                                                             1999           1998         1997
U.S. federal statutory rate applied to pretax loss      $ (2,143,858)   $(2,084,729) $(1,355,926)
Permanent differences and adjustments                        785,739        120,802       31,906
Tax assets including net operating loss carryforward       1,358,119      1,963,927    1,324,020
                                                        ------------    -----------  -----------
Income tax provision                                    $          -    $         -  $         -
                                                        ============    ===========  ===========

As of December 31, 1999 and 1998, the Company had generated deferred tax assets as follows:

                                                        December 31,
                                                  1999               1998
Gross deferred tax assets-
  Net operating loss (NOL) carryforward     $   24,680,762   $   16,962,154
  Reserves for inventory obsolescence            1,945,296          152,000
  Bad debt reserve                                 428,599           11,238
  Depreciation                                       5,567           44,260
  Other timing differences                          10,200            9,075
                                             -------------   --------------
                                                27,070,424       17,178,727
Current federal statutory rate                          34%              34%
                                             -------------   --------------
Deferred tax assets                              9,203,944        5,840,767
Less- SFAS 109 valuation allowance               9,203,944        5,840,767
                                             -------------   --------------
Net deferred tax asset                       $           -    $           -
                                             =============    =============

Deferred income taxes include the tax impact of net operating loss (NOL) carryforwards. Realization of these assets, as well as other assets listed above, is contingent on future taxable earnings by the Company. In accordance with the provisions of SFAS 109, a valuation allowance of $9,203,944 and $5,840,767 at December 31, 1999 and 1998, respectively, has been applied to these assets. During 1995, there was an ownership change in the Company as defined under Section 382 of the Internal Revenue Code of 1986, which adversely affects the Company's ability to utilize the NOL carryforward.

14.	BUSINESS SEGMENTS:
The Company has adopted SFAS No. 131 "Disclosures about Segments of an
Enterprise and Related Information". The Company has two reportable segments:
Dauphin Technology, Inc. and R.M. Schultz & Associates, Inc. ("RMS"). Dauphin
is involved in design, manufacturing and distribution of hand-held pen-based computer systems and accessories.  RMS is an electronic contract-
manufacturing firm.

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

<Page F-14>

                                     1999           1998          1997
                               -------------   ------------   ------------
Revenue
  Dauphin                      $     273,544   $    385,739   $     71,834
  RMS                              2,134,563      5,637,574      2,658,201
  Inter-company elimination         (129,049)      (655,799)             -
                               -------------   ------------   ------------
     Total                         2,279,058      5,367,514      2,730,035

Operating (Loss)
  Dauphin                         (2,947,396)    (4,707,321)    (3,929,690)
  RMS                             (4,286,231)      (499,885)         1,588
  Inter-company elimination           (4,298)       (32,778)             -
                               -------------   ------------   ------------
     Total                        (7,237,925)    (5,239,984)    (3,928,102)

Assets
  Dauphin                          6,443,079      4,991,346      6,073,910
  RMS                              2,156,937      5,078,453      2,979,143
  Inter-company elimination       (5,227,862)    (3,350,164)    (1,783,917)
                               -------------   ------------   ------------
     Total                         3,372,154      6,719,635      7,269,136

Capital Expenditures
  Dauphin                             18,544        748,131          9,145
  RMS                                  7,136        387,947        540,009
                               -------------   ------------   ------------
     Total                            25,680      1,136,078        549,154

15.	COMMITMENTS AND CONTINGENCIES:
Minimum annual rental commitments at December 31, 1999, under non-cancelable operating leases, principally for real estate, are payable as follows:


                                               Dauphin           RMS
                                             ---------       ---------
         2000                                  114,701         190,660
         2001                                  120,438         190,660
         2002                                   51,190          81,025
                                             ---------       ---------
                                            $  388,803       $ 653,005

Total rental expense was approximately $300,000, $276,000 and $162,000 for 1999, 1998 and 1997 respectively. The leases contain renewal options and escalation clauses.

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

The Company is involved in a breach of contract lawsuit with the Enclave
Corporation, current landlord of RMS. The suit was filed on January 5, 2000 in the Nineteenth Judicial Circuit Court, McHenry Illinois. The suit is claiming $5,200 damages and other non-monetary breaches. The Company feels that it has several defenses and intends to vigorously defend its position.
In any event, any unfavorable disposition will not be material to the Company's results of operations or financial position.

During 1999 and through the date of this report, the Company has been engaged in various legal proceedings. Management believes that all material events have been fully accounted for in the financial statements attached hereto.
Further resolution of any existing litigation would not be material to the overall financial condition of the Company.

<Page F-15>

16.	RELATED-PARTY TRANSACTIONS:
CADserv, an engineering services company based in Schaumburg, Illinois, controlled by an Officer and a major shareholder, has contributed to the design, packaging and manufacturing of Dauphin's product lines and will likely continue in this capacity in the future. The Company paid $0 during
1999, $140,192 in 1998 and $75,000 in 1997 for such services.

On February 6, 1996 the Company entered into an agreement with Victor Baron,
Savely Burd and Interactive Controls, Inc., an Illinois corporation
("Intercon"). On December 29, 1998 the Board of Directors voted unanimously to terminate the Intercon agreement. The Company no longer employs Messrs.
Baron and Burd.

In 1999 the Company borrowed $286,000 from related affiliates, including two members of the Board of Directors. The loans accrue interest at 1% per month until maturity. As of the date of this report all loans including interest have been paid off.

RMS facilities are leased from Enclave Corporation, a company that is owned by Richard M. Schultz, former President of RMS. The Company paid $179,684 of rent and $24,150 of real estate taxes for the property lease in 1999 and $165,660 of rent and $25,267 of real estate taxes for the second half of 1998.

17.	EQUITY TRANSACTIONS:
1999 Transactions
In January and April 1999, the Company issued a total of 46,373 shares under an employment contract with Richard M. Schultz.  As of May 14, 1999, the
Company no longer employs Richard M. Schultz.

In February and March 1999, the Company issued a total of 87,380 treasury shares and 1,570,927 shares in exchange for $660,000 of principal, $17,123 of interest and $32,909 of original issue discount amortization on Convertible
Debentures - 2001A. In addition, in March the short-term loan from an investor in the amount of $250,000 together with $7,500 of interest was converted into 427,667 shares.

In March 1999, the Company issued warrants to an investment banker to purchase 50,000 shares at an exercise price of $0.60 exercisable after the market bid price of the Company's stock exceeds $1.00 for 15 consecutive trading days. Also in March of 1999 the Company issued warrants to the same investment banker to purchase 50,000 shares at an exercise price of $0.50 exercisable after the market bid price of the Company's stock exceeds $2.00 for 15 consecutive trading days. The warrants were valued at $48,000 using the Black-Scholes securities valuation model, assuming among other things, a 6% risk free interest rate, 0% dividend yield, 1 and 2 year life respectively and 120% volatility.

In March 1999, the Company issued 507,160 shares to five accredited investors in exchange for $403,492. In addition to the shares, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.10 per share exercisable immediately. The warrants were valued at $165,600 using the Black-Scholes securities valuation model, assuming among other things, a 7% risk free interest rate, 0% dividend yield, 5 year life and 120% volatility.

On March 30, 1999, Dauphin signed an agreement with an accredited investor
("Investor") where the Investor agreed to commit up to $6 million. The first closing for $1 million occurred on April 15, 1999 when the parties executed agreed upon documentation and Dauphin deposited 2 million common shares in escrow. This tranche was in the form of an 8% promissory note convertible into stock beginning sixty days after closing. The conversion was at 15% discount from the closing bid price of the Company's common stock. The contract also called for the adjustment in escrowed shares in case stock value decreases, under the 5/8 bid for two consecutive days. As specified on the contract, on April 22 due to decline in market price of the stock, the Company deposited additional 400,000 shares in an escrow account to replenish the $1.5 million value in the account. As an incentive, the Investor received a warrant to purchase 100,000 common shares of stock at an exercise price of $1.00 per share. The warrant was valued at $52,200 using Black-Scholes securities valuation model, assuming among other things, a 6% risk free interest rate, 0% dividend yield, 1 and 2 year life respectively and 120% volatility. On May 24, 1999 $1 million funded under the note, together with accrued interest, was converted into 2,441,414 shares of common stock of which 2,400,000 common shares were disbursed to the Investor. As of the date of this report, the remaining shares have not been issued.

<Page F-16>

In May 1999, the Company issued 150,000 shares to two accredited investors in exchange for $82,500. In addition to the shares the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.55 per share. The warrants are exercisable immediately and expire in three years.
The warrants were valued at $53,250 using the Black-Scholes securities valuation model, assuming among other things, a 6% risk free interest rate, 0% dividend yield, 5 year life and 120% volatility.

In May 1999, the company issued 586,764 common shares in exchange for $240,000 of the remaining principal of the Convertible Debentures-2001A. That closed out all debts the Company had in relation to the Convertible
Debentures.

On May 28, 1999 the Company signed a Stock Purchase Agreement with another accredited investor ("Investor"), which allows the Company and obligates the Investor to purchase shares from the Company based on terms and conditions outlined in the agreement. In total the Investor agreed to purchase up to $2,250,000 of the common stock within the next twenty-four months. The
Investor agreed to purchase from the Company shares based on ninety percent of the daily average trading value, which is computed by multiplying the closing bid price by the daily volume of the Company's common stock traded average over the twenty days prior to closing. In connection therewith the Company sold to the Investor 1,048,951 shares for $450,000 at an average price of $0.43 per share including $58,000 of closing fees. The Company has the right to sell additional shares with an interval of 25 business days with a minimum of $100,000 per sale and a maximum of $500,000 based on the average daily value as described above. In addition to the stock, the Investor received an Incentive Warrant to purchase 750,000 common shares at a price of $0.6435 per share. The Warrants were valued at $235,500 using Black-Scholes securities valuation model assuming among other things 6% risk free rate, 0% dividend yield, five years life and 120% volatility.

In connection with the Stock Purchase Agreement signed by the Company on May
28, 1999, the Company sold to the Investor 350,000 shares for $148,050 at an average price of $0.423 per share, including $2,961 of closing fees.

In the third quarter of 1999, the Company issued 14,963 treasury shares and 2,086,540 common shares to a group of accredited investors in exchange for $598,817 or an average of $0.29 per share. In addition to the shares the Company issued warrants to purchase 1,651,600 shares of common stock at an average exercise price of $0.47 per share. The warrants are exercisable immediately and expire in three to five years. The Warrants were valued at $443,622 using Black-Scholes securities valuation model assuming among other things 6% risk free rate, 0% dividend yield, five years life and 120% volatility.

During the third quarter, the Company agreed to issue a total of 407,868 shares to satisfy certain payables in the cumulative amount of $223,825 or approximately $0.55 per share.

In September 1999, a Warrant for a total of 100,000 shares that was issued in July 1999 was exercised at $0.53 per share. The Company received a total of $53,000 from such exercise.

On October 26 1999, the Company issued 93,358 shares in exchange for $29,643 or $0.32 per share net of $605 of closing fees in accordance with the Stock
Purchase Agreement signed by the Company on May 28, 1999.

On October 27, 1999 in connection with the Stock Purchase Agreement signed by the Company on May 28, 1999, the Company sold to the Investor 447,012 shares for $141,935 at an average price of $0.32 per share, including $2,897 of closing fees.

In November 1999, the Company issued 457,650 shares to three accredited investors in exchange for $156,500 or $0.33 per share.

<Page F-17>

During the third quarter of 1999 a Warrant for 302,858 shares at $0.20 was exercised. The Company received a total of $60,285 for the shares. As of the date of this report, these shares have not been issued.

In November 1999, in exchange for services rendered, the Company issued
300,000 shares to a consultant.

In December 1999, the Company converted $70,000 of short-term notes including $5,000 of interest from an affiliate into 350,000 shares.

In December 1999, the Company issued 362,858 shares in exchange for $72,572 from two accredited investors. In addition to shares, the Company issued two
Warrants for the total of 362,858 common shares to the investors with a strike price of $0.20. The Warrants were valued at $68,637 using Black-
Scholes securities valuation model assuming among other things 6% risk free rate, 0% dividend yield, five years life and 120% volatility.

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

Since May of 1998, 2,705,391 shares that were previously registered as shelf shares and 542,272 treasury shares were issued in exchange for $1 million of principal of 2001 Debentures and $1.1 million of principal of 2001A
Debentures and $21,070 of interest. $34,400 and 172,700 shares in lieu of $178,918 in fees were issued to brokers for the 2001 Debentures and 2001A
Debentures (Note 7).

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

<Page F-18>

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

18.	SUBSEQUENT EVENTS:
During the first quarter of 2000, the Company has sold 4,943,252 shares in exchange for $7,524,235, or $1.52 per share to two groups of accredited investors. Along with the shares some of the investors received Warrants to purchase 624,520 shares at $0.25. The placement agents shall receive
3,630,000 options convertible into the Company's common stock of which 18,000 options shall be converted at a $1 strike price and the remainder shall be converted at a $10.00 strike price per share.

In January 2000, the Company granted 1,941,000 options to purchase common stock at prices equal to or greater than the market price on the date of the grant to directors, employees and former employees. These options expire between three and five years from the date of issuance. The compensation expense associated with the grants to former employees was not significant.

During the first quarter of 2000, with the funds that it raised in the private placement, the Company settled approximately $1.5 million of outstanding payables with approximately $875,000.

On February 15, 2000 the Company signed a contract with a European Union firm to provide the high bandwidth xDSL Set-Top Box for its telecommunications project. Dauphin's Set-Top Box will be an integral part to the firm's Fiber
Optics Infrastructure. The contract is part of a multi-year program that will provide unprecedented bandwidth and other IT capabilities in that European
Union nation.

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                  ON SCHEDULE II


Board of Directors
Dauphin Technology, Inc.

In connection with our audit of the consolidated financial statements of Dauphin Technology, Inc., and its Subsidiary referred to in our report dated
March 26, 2000, which is included on page F-2 of this Form 10-K, we have also audited Schedule II for the year ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                            GRANT THORNTON LLP


Chicago, Illinois
March 26, 2000


<Page S-1>

                        DAUPHIN TECHNOLOGY, INC. AND SUBSIDIARY
                           VALUATION AND QUALIFYING ACCOUNTS



                                       Balance at     Charged to                Balance at
                                       Beginning        Costs &                    End of
Description                            Of Period       Expenses     Deductions     Period
-----------------------------------  -------------  -------------  -----------   ---------
Year ended December 31, 1999
  Allowance for doubtful accounts	   $    11,238  $     417,361  $         0   $ 428,599

<TABLE/>

Notes:	(a)  Deductions for the allowance for doubtful accounts consists of accounts written off net of recoveries.

<Page S-2>


