Form 10-Q
period 2000-03-31
DAUPHIN TECHNOLOGY INC
filed 2000-05-15
CIK 832489

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
            For the quarterly period ended March 31, 2000

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 2000, 57,813,849 shares of the registrant's common stock, $.001 par value, was issued and outstanding.

<Page 1>

                           DAUPHIN TECHNOLOGY, INC.
                             Table of Contents


                                                                 Page
PART I  FINANCIAL INFORMATION
  Item 1.  Financial Statements

     CONSOLIDATED BALANCE SHEETS
     March 31, 2000 and December 31, 1999                           3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended March 31, 2000 and 1999                     4

     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
     Year Ended December 31, 1999 and
     Three Months Ended March 31, 2000                              5

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three Months Ended March 31, 2000 and 1999                     6

     NOTES TO FINANCIAL STATEMENTS                                  7

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                       10



PART II  OTHER INFORMATION                                          11
  Item 1.  Legal Proceedings
  Item 2.  Changes in the Rights of the Company's Security Holders
  Item 3.  Default by the Company on its Senior Securities
  Item 4.  Submission of Matters to a Vote of Securities Holders
  Item 5.  Other Information
  Item 6(a). Exhibits
  Item 6(b). Reports on Form 8-K

SIGNATURE                                                           11

<Page 2>

                            DAUPHIN TECHNOLOGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                  (Unaudited)

                                                March 31,     December 31,
                                                  2000            1999
                                            ---------------  ---------------
CURRENT ASSETS:
   Cash                                     $     4,227,963  $        31,087
   Accounts receivable-
    Trade, net of allowance for bad debt
    of $428,599 at March 31, 2000 and
    December 31, 1999                               112,034          124,844
   Employee receivables                                 118              118
   Inventory, net of reserve for obsolescence
    of $1,945,296 at March 31, 2000 and
    December 31, 1999                             1,521,886        1,521,886
   Prepaid expenses                                 119,094           38,779
                                            ---------------  ---------------
Total current assets                              5,981,095        1,716,714

INVESTMENT IN RELATED PARTY                         290,000          290,000
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $812,461 at March 31,
 2000 and $712,192 at December 31, 1999           1,267,366        1,365,440
                                            ---------------  ---------------
Total assets                                $     7,538,461  $     3,372,154
                                            ===============  ===============

CURRENT LIABILITIES:
   Accounts payable                         $       243,739  $     1,894,663
   Accrued expenses                                  15,513           26,719
   Current portion of long-term debt                127,249          127,249
   Short-term borrowings                            100,000          286,000
   Unearned revenue                                       -          300,000
                                            ---------------  ---------------
Total current liabilities                           486,501        2,634,631

LONG-TERM DEBT                                      159,444          185,179
COMMITMENTS AND CONTINGENCIES                             -                -
                                            ---------------  ---------------
Total liabilities                                   645,945        2,819,810

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value,
   10,000,000 shares authorized but unissued              -                -
  Common stock, $0.001 par value,
   100,000,000 shares authorized; 57,604,853
   and 51,671,582 shares issued and
   outstanding at March 31, 2000 and at
   December 31, 1999 respectively                    57,605           51,671
  Warrants                                        1,751,041        1,238,089
  Paid-in capital                                46,642,583       38,089,320
  Accumulated deficit                           (41,558,713)     (38,826,736)
                                            ---------------  ---------------
Total shareholders' equity                        6,892,516          552,344
                                            ---------------  ---------------
Total liabilities and shareholders' equity  $     7,538,461  $     3,372,154
                                            ===============  ===============

Footnotes attached are an integral part of these financial statements.

<Page 3>

                              DAUPHIN TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (Unaudited)

                                                  2000            1999
                                             --------------  --------------
NET SALES                                    $        4,736  $    1,246,061
COST OF SALES                                      (234,150)	1,420,237
                                             --------------  --------------
   Gross loss                                       238,886        (174,176)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                          1,093,184         926,863

RESEARCH AND DEVELOPMENT EXPENSE                     84,714         291,249
                                             --------------  --------------
Loss before interest and income taxes              (939,012)     (1,392,288)

INTEREST EXPENSE                                  1,792,965         660,557

INTEREST INCOME                                           -           4,292
                                             --------------  --------------
Loss before income taxes                         (2,731,977)     (2,048,553)

INCOME TAXES                                              -               -
                                             --------------  --------------
Net loss                                     $   (2,731,977) $   (2,048,553)
                                             ==============  ==============

BASIC AND DILUTED (LOSS) PER SHARE           $        (0.05) $        (0.05)
                                             ==============  ==============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      56,276,124      41,043,203

Footnotes attached are an integral part of these financial statements.

<Page 4>

                            DAUPHIN TECHNOLOGY, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                          YEAR ENDED DECEMBER 31, 1999
                    AND THREE MONTHS ENDED MARCH 31, 2000
                                  (Unaudited)


                                   Common Stock         Paid-in                     Treasury Stock        Accumulated
                                 Shares      Amount     Capital      Warrants      Shares       Amount       Deficit       Total
----------------------------  ------------  --------  ------------  ----------  ------------  ---------  -------------  -----------
BALANCE, December 31, 1998      40,000,000  $ 40,000  $ 32,343,785  $   55,181      (138,182) $ (33,306) $ (29,520,432) $ 2,885,228
Issuance of common stock in connection with:
Conversions of debt              4,985,358     4,985     3,842,235     287,700       101,673     24,402              -    4,159,322
Private placement                6,003,529     6,004     1,481,167     895,208        14,963      3,591              -    2,385,970
Settlement of trade payables       656,322       656       395,243           -         1,546        371              -      396,270
Stock bonuses paid                  26,373        26        26,890           -        20,000      4,942              -       31,858
Net loss                                 -         -             -           -             -          -     (9,306,304)  (9,306,304)
                               -----------  --------  ------------  ----------  ------------  ---------  -------------  -----------
BALANCE, December 31, 1999      51,671,582  $ 51,671  $ 38,089,320  $1,238,089             -  $       -  $ (38,826,736) $   552,344
Issuance of common stock in connection with:
Private placement                4,560,169     4,560     7,843,806     419,556             -          -              -    8,267,922
Warrant exercise                   393,102       393        97,937     (97,937)            -          -              -          393
Consulting fees                    500,000       500       312,000     191,333             -          -              -      503,833
Settlement of trade payables       480,000       480       299,520           -             -          -              -      300,000
Net loss                                 -         -             -           -             -          -     (2,731,977)  (2,731,977)
                               -----------  --------  ------------  ----------  ------------  ---------  -------------  -----------
BALANCE, March 31, 2000         57,604,853  $ 57,605  $ 46,642,583  $1,751,041             -  $       -  $ (41,558,713) $ 6,892,515
                               ===========  ========  ============  ==========  ============  =========  =============  ===========

<Table/>

Footnotes attached are an integral part of these financial statements.

<Page 5>

                           DAUPHIN TECHNOLOGY, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (Unaudited)

                                                    2000           1999
                                              ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES -
  Net (loss)                                  $    (2,731,977) $  (2,048,553)
   Non-cash items included in net (loss):
    Depreciation and amortization                     100,269        256,961
    Warrants issued in lieu of consulting fees        462,833         18,473
    Stock bonuses                                           -         12,500
    Interest expense on convertible debt                    -        591,843
    Interest expense on capital raised              1,762,939              -
    Settlement of trade payables                     (418,960)             -
   Decrease in accounts receivable - trade             12,810        117,945
   Decrease in accounts receivable from employees           -            491
   (Increase) in inventory                                  -       (538,234)
   (Increase)/decrease in prepaid expenses            (80,315)         4,211
   Increase/(decrease) in accounts payable         (1,650,924)       569,872
   (Decrease) in accrued expenses                     (11,206)       (19,298)
   (Decrease)/increase in unearned revenue           (300,000)       300,000
                                              ---------------  -------------
    Net cash (used for) operating activities       (3,040,531)      (733,780)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Investment in related party                               -         10,000
  Purchase of property and equipment                   (2,195)       (11,419)
                                              ---------------  -------------
    Net cash (used for) investing activities           (2,195)        (1,419)

CASH FLOWS FROM FINANCING ACTIVITIES -
  Proceeds from issuance of shares                  6,906,650        344,513
  Proceeds from issuance of warrants                  512,952         58,979
  Long-term leases and other obligations                    -        (29,379)
  Increase/(decrease) in short term borrowing        (180,000)       450,250
                                              ---------------  -------------
    Net cash provided by financing activities       7,239,602        824,363
                                              ---------------  -------------
    Net increase (decrease) in cash	                4,196,876         89,164

CASH BEGINNING OF PERIOD                               31,087         55,701
                                              ---------------  -------------
CASH END OF PERIOD                            $     4,227,963  $     144,865
                                              ===============  =============
CASH PAID DURING THE PERIOD FOR -
   Interest                                   $        30,026  $      45,150
   Income Taxes                                             -              -
                                              ---------------  -------------

NON-CASH ACTIVITY:
   Stock issued in conversion of debt         $       300,000  $   1,468,934

Footnotes attached are an integral part of these financial statements.

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

2.  SUMMARY OF MAJOR ACCOUNTING POLICIES

Earnings (Loss) Per Common Share
Basic earnings per common share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 56,276,124 for the three-month period March 31, 2000 and 41,043,203 for the three-month period March 31, 1999. Diluted earnings per common share are adjusted for the assumed exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect. Approximately 10 million additional shares would be outstanding if all options and warrants were exercised as of March 31, 2000.

Unaudited Financial Statements
The accompanying statements are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of results have been included. The interim financial statements contained herein do not include all of the footnotes and other information required by generally accepted accounting principles for complete financial statements as provided at year-end. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1999.

The reader is reminded that the results of operations for the interim period are not necessarily indicative of the results for the complete year.

3.  RISKS AND UNCERTAINTIES

The Company has incurred a net operating loss in each year since its founding and as of March 31, 2000 has an accumulated deficit of $41,558,713. The
Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products.
There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

4.  LIABILITIES

During the first quarter of 2000, the Company used the proceeds from the private placement to pay down and settle approximately $1.4 million of trade and other payables outstanding as of December 31, 1999 with $1 million of cash. The difference between carrying value of payables at the end of the year and cash settlement has been recorded as an adjustment to cost of goods sold and selling, general and administrative expenses on the income statement above.

On March 15, 2000 the Company established an irrevocable letter of credit in the amount of $56,200 for the benefit of a vendor. The letter of credit is collateralized by cash, which has been segregated into a separate account.

<Page 7>

5.  BUSINESS SEGMENTS:

                                          March 31, 2000   March 31, 1999
                                          --------------   --------------
Revenue
  Dauphin                                 $        4,736   $       89,481
  RMS                                                  -        1,243,652
  Inter-company elimination                            -          (87,072)
                                          --------------   --------------
Total                                              4,736        1,246,061

Operating (Loss)
  Dauphin                                     (1,120,265)        (990,865)
  RMS                                            181,253         (393,222)
  Inter-company elimination                            -          (10,451)
                                          --------------   --------------
Total                                           (939,012)      (1,394,538)

                                          March 31, 1999  December 31, 1999
                                          --------------   --------------
Assets
  Dauphin                                     11,930,548        6,443,079
  RMS                                          2,231,833        2,156,937
  Inter-company elimination                   (6,623,920)      (5,227,862)
                                          --------------   --------------
Total                                          7,538,461        3,372,154


6.  COMMITMENTS AND CONTINGENCIES

The Company is an operating entity and in the course of business, from time to time, is involved in litigation. In management's opinion, any and all known lawsuits, if settled unfavorably, would not be material to the overall financial position of the Company, and are fully reflected in the financial statements above.

7.  EQUITY TRANSACTIONS

2000 Events
During the first quarter of 2000, the Company conducted a private placement of 4,560,169 common shares and approximately 1.2 million warrants to a group of accredited investors in exchange for approximately $7.8 million. The proceeds were used for settling the majority of trade payables, for day-to-day operations and to start the development of the set-top box.

In January, the Company issued 480,000 shares to a customer in exchange for $300,000 of customer deposits.

In January 2000, the Company issued warrants to an investment banker to purchase 350,000 shares at an exercise price of $1.00.

In January, the Company issued 500,000 shares to a consulting firm for services rendered in relation to a European contract.

Subsequent Events
In April, the Company concluded its private placement and agreed to issue
3,630,000 options to an investment banker in lieu of consulting fees.

On April 12, 2000, the Company entered into a common stock purchase agreement, escrow agreement and registration rights agreement with an institutional investor. These agreements provide a $100,000,000 equity line of credit conditioned on registration of the underlying shares and warrants.
The Company may make up to eighteen draws of up to $10,000,000 per draw, with a $100,000,000 aggregate draw limit. Upon each draw, we must issue shares to the investor based upon the amount of the draw and a price determined by reference to the 22-day average trading price and 45-day average volume of our shares. Upon each draw, the Company also must issue to the investor warrants to purchase additional common shares in an amount equal to 7% of the shares issued. Each warrant shall have a three-year term and an exercise price equal to 120% of the daily volume weighted average of our shares on the trading day preceding the draw.

<Page 8>

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

CHANGES IN FINANCIAL POSITION AND RESULTS OF OPERATIONS

Dauphin Technology, Inc.
Revenue for Dauphin Technology, Inc. decreased from $89,000 in the first quarter of 1999 to $5,000 in 2000. The revenue decreased as a result of financial constraints on the Company and management's focus on the development of a set-top box. The gross profit margins are not comparable for the periods due to fluctuation in sales.

Selling, general and administrative expenses increased to approximately
$1,040,000 in 2000 from $927,000 in 1999. The increase from 1999 to 2000 was due to increased professional fees and financial service expenses related to the private placement, offset by certain settlements of trade payables.

R.M. Schultz & Associates, Inc.
Revenue for RMS decreased from $1.25 million in 1999 to $0 in 2000 due in fact to Company's shift away from contract manufacturing. The gross profit margins are not comparable for the periods due to fluctuation in sales.

Selling, general and administrative expenses decreased in 2000 to approximately $53,000 from $176,000 in 1999. The decrease from 1999 to 2000 was primarily due to staff reductions and cost cutting that the management implemented throughout the latter part of 1999 and the first quarter of 2000.

Net (loss)
The loss after tax increased for the first quarter of 2000 to ($2.73) million or ($0.05) per share from ($2.05) or ($0.05) per share in 1999 spread over a larger number of shares outstanding. The net loss increase was due to a major increase in interest expense, professional fees and financial services fees related to the private placement. Loss per common share is calculated based on the monthly weighted average number of common shares outstanding, which were 56,276,124 for the three month period March 31, 2000 and 41,043,203 for the three month period March 31, 1999.

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

Balance Sheet
During the first quarter of 1999, total assets for the Company increased to $7,538,000 from $3,372,000 at December 31, 1999. The increase was primarily due to an increase in cash as a result of the completion of the private placement. Accounts receivable decreases were primarily due to a slowdown in customer orders. Trade accounts payable decreased during the quarter mostly due to payments and settlements of vendor inventories. Short-term borrowings and unearned revenue decreased during the quarter due to their conversions into equity.

<Page 9>

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred a net operating loss in each year since its founding and as of March 31, 2000 has an accumulated deficit of $41,558,713. The
Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products.
There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved that it can be sustained.

During the first quarter of 2000 the Company conducted a private placement.
In total the company raised approximately $7.8 million, of which $1.2 were used to settle certain trade payables. In addition to cash in the bank, the Company entered into a common stock purchase agreement, escrow agreement and registration rights agreement with an institutional investor. These agreements provide a $100,000,000 equity line of credit for use by the Company at it's discretion.

<Page 10>

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            None.
Item 2.   Changes in the Rights of the Company's Security Holders.     None.
Item 3.   Default by the Company on its Senior Securities.             None.
Item 4.   Submission of Matters to a Vote of Securities Holders.       None.
Item 5.   Other Information.                                           None.
Item 6(a).Exhibits.                                                    None.
Item 6(b).Reports on Form 8-K.                                         None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's Chief Financial Officer, thereunto duly authorized.

Dated:	May 15, 2000

DAUPHIN TECHNOLOGY, INC.
    (Registrant)


By:  /s/Christopher Geier
       Christopher Geier
       (Executive Vice President and acting Chief Financial Officer)

<Page 11>
