Form 10-Q
period 2000-06-30
DAUPHIN TECHNOLOGY INC
filed 2000-08-14
CIK 832489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2000

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934.
     For the transition period from ____________ to ____________.

                         Commission File No. 33-21537-D

                            DAUPHIN TECHNOLOGY, INC.
                            ------------------------
               (Exact name of registrant as specified in charter)

          Illinois                                       87-0455038
          --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

800 E. Northwest Hwy., Suite 950, Palatine, Illinois                 60067
----------------------------------------------------                 -----
    (Address of principal executive offices)                       (Zip Code)

                                 (847) 358-4406
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X     No
    -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 11, 2000, 57,960,337 shares of the registrant's common stock, $.001 par value, was issued and outstanding.

                            DAUPHIN TECHNOLOGY, INC.
                                Table of Contents


                                                                                 Page

PART I              FINANCIAL INFORMATION
      Item 1. Financial Statements
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     June 30, 2000 and December 31, 1999                           3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     Six Months and Three Months Ended June 30, 2000 and 1999      4

              CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                     Year Ended December 31, 1999 and
                     Six Months Ended June 30, 2000                                5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2000 and 1999                       6


              NOTES TO FINANCIAL STATEMENTS                                        7


      Item 2. Management's Discussion and Analysis of Results of
              Operations and Financial Condition                                  10

PART II                  OTHER INFORMATION


      Item 1. Legal Proceedings

      Item 2. Changes in the Rights of the Company's Security Holders

      Item 3. Default by the Company on its Senior Securities

      Item 4. Submission of Matters to a Vote of Securities Holders

      Item 5. Other Information

    Item 6(a).Exhibits

    Item 6(b).Reports on Form 8-K


                              SIGNATURE                                           12

                            DAUPHIN TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)

                                                                                     June 30,      December 31,
                                                                                       2000            1999
                                                                                   ------------    ------------
CURRENT ASSETS:
   Cash                                                                           $  4,014,815    $     31,087
   Accounts receivable-
    Trade, net of allowance for bad debt of $428,599 at June 30, 2000
       and December 31, 1999                                                           104,795         124,844
    Employee receivables                                                                   118             118
   Inventory, net of reserve for obsolescence of $1,945,296 at June
       30, 2000 and December 31, 1999                                                1,501,532       1,521,886
   Prepaid expenses                                                                    101,834          38,779
                                                                                  ------------    ------------

                  Total current assets                                               5,723,094       1,716,714

INVESTMENT IN RELATED PARTY                                                            290,000         290,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $912,776 at June 30, 2000 and $712,192 at December 31, 1999
                                                                                     1,167,051       1,365,440
                                                                                  ------------    ------------



                  Total assets                                                    $  7,180,145    $  3,372,154
                                                                                  ============    ============

CURRENT LIABILITIES:
   Accounts payable                                                               $    211,694    $  1,894,663
   Accrued expenses                                                                    121,742          26,719
   Current portion of long-term debt                                                   127,249         127,249
   Short-term borrowings                                                                  --           286,000
   Other payables                                                                         --           300,000
                                                                                  ------------    ------------


                  Total current liabilities                                            460,685       2,634,631

LONG-TERM DEBT                                                                         150,399         185,179
COMMITMENTS AND CONTINGENCIES                                                             --              --
                                                                                  ------------    ------------
                  Total liabilities                                                    611,084       2,819,810

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized but
     unissued                                                                             --              --
   Common stock, $0.001 par value, 100,000,000 shares authorized;
     57,960,337 and 51,671,582 issued and outstanding at June 30,
     2000 and at December 31, 1999                                                      57,960          51,671

   Warrants                                                                          1,649,180       1,238,089
   Paid-in capital                                                                  47,670,265      38,089,320
   Accumulated deficit                                                             (42,808,344)    (38,826,736)
                                                                                  ------------    ------------

                  Total shareholders' equity                                         6,569,061         552,334
                                                                                  ------------    ------------
                   Total liabilities and shareholders' equity                     $  7,180,145    $  3,372,154
                                                                                  ============    ============

                            DAUPHIN TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                               Six Months                   Three Months
                                             Ended June 30,                Ended June 30,

                                           2000            1999            2000            1999
                                   ------------    ------------    ------------    ------------
NET SALES                          $     16,041    $  2,027,943    $     11,305    $    781,882

COST OF SALES                           123,411       2,552,286         357,561       1,132,049
                                   ------------    ------------    ------------    ------------

     Gross Loss                        (107,370)       (524,343)       (346,256)       (350,167)

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSE           1,820,049       1,640,232         726,865         713,369

RESEARCH AND DEVELOPMENT
     EXPENSE                            250,858         436,029         166,144         144,780
                                   ------------    ------------    ------------    ------------
         Loss from Operations        (2,178,277)     (2,600,604)     (1,239,265)     (1,208,316)

INTEREST EXPENSE                      1,817,141       1,882,871          24,176       1,222,314

INTEREST INCOME                          13,810          11,582          13,810           7,291
                                   ------------    ------------    ------------    ------------

     Loss before Income Taxes        (3,981,608)     (4,471,893)     (1,249,631)     (2,423,339)

INCOME TAXES                               --              --              --              --
                                   ------------    ------------    ------------    ------------

NET LOSS                           $ (3,981,608)   $ (4,471,893)   $ (1,249,631)   $ (2,423,339)
                                   ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE   $      (0.07)   $      (0.10)   $      (0.02)   $      (0.05)
                                   ============    ============    ============    ============

Weighted Average number of
     Common Shares outstanding       57,005,361      43,025,388      57,734,598      45,007,573
                                   ============    ============    ============    ============

                            DAUPHIN TECHNOLOGY, INC.
       CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
         YEAR ENDED DECEMBER 31, 1999 AND SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)



                                                        Common Stock               Paid-in
                                                  Shares            Amount         Capital         Warrants
                                                  ------            ------         -------         --------

BALANCE, December 31, 1998                         40,000,000   $     40,000   $ 32,343,785   $     55,181
Issuance of common stock in connection with:
    Conversions of debt                             4,985,358          4,985      3,842,235        287,700
    Private placement                               6,003,529          6,004      1,481,167        895,208
    Settlement of trade payables                      656,322            656        395,243           --
Stock bonuses paid                                     26,373             26         26,890           --
Net loss                                                 --             --             --             --
                                                 ------------   ------------   ------------   ------------
BALANCE, December  31, 1999                        51,671,582         51,671     38,089,320      1,238,089


Issuance of common stock in connection with:
    Private placement                               4,654,653          4,655      8,599,578        419,556
    Warrant exercise                                  654,102            654        369,847       (199,798)
    Consulting fees                                   500,000            500        312,000        191,333
    Settlement of trade payables                      480,000            480        299,520           --
Net loss                                                 --             --             --             --
                                                 ------------   ------------   ------------   ------------
BALANCE, June 30, 2000                             57,960,337   $     57,960   $ 47,670,265   $  1,649,180
                                                 ============   ============   ============   ============




                                                        Treasury Stock                     Accumulated
                                                    Shares          Amount          Deficit         Total
                                                 ------------    ------------    ------------    ------------

BALANCE, December 31, 1998                           (138,182)   $    (33,306)   $(29,520,432)   $  2,885,228
Issuance of common stock in connection with:
    Conversions of debt                               101,673          24,402            --         4,159,322
    Private placement                                  14,963           3,591            --         2,385,970
    Settlement of trade payables                        1,546             371            --           396,270
Stock bonuses paid                                     20,000           4,942            --            31,858
Net loss                                                 --              --        (9,306,304)     (9,306,304)
                                                 ------------    ------------    ------------    ------------
BALANCE, December  31, 1999                              --              --       (38,826,736)        552,344


Issuance of common stock in connection with:
    Private placement                                    --              --              --         9,023,789
    Warrant exercise                                     --              --              --           170,703
    Consulting fees                                      --              --              --           503,833
    Settlement of trade payables                         --              --              --           300,000
Net loss                                                 --              --        (3,981,608)     (3,981,608)
                                                 ------------    ------------    ------------    ------------
BALANCE, June 30, 2000                                   --      $       --      $(42,808,344)   $  6,569,061
                                                 ============    ============    ============    ============

7



                            DAUPHIN TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                   2000           1999
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES -
         Net loss                                              $(3,981,608)   $(4,471,893)
         Non-cash items included in net loss:
          Depreciation and amortization                            200,584        461,590
          Warrants issued in lieu of consulting fees               503,833           --
          Stock bonuses                                               --           31,858
          Interest expense on convertible debt                        --        1,741,950
          Interest expense on capital raised                     1,762,939           --
          Settlement of trade payables                            (431,776)          --
         Decrease in accounts receivable - trade                    20,049        157,194
         Decrease in accounts receivable from employees               --           18,262
         Decrease (Increase) in inventory                           20,354       (360,794)
         Increase in prepaid expenses                              (63,055)       (16,426)
         Increase in deferred financing cost                          --         (290,127)
         Increase (decrease) in accounts payable                (1,257,601)        38,207
         Increase (decrease) in accrued expenses                    95,023       (131,189)
         Increase in other payables                                   --          300,000
                                                               -----------    -----------

         Net cash used for operating activities                 (3,131,258)    (2,521,368)

CASH FLOWS FROM INVESTING ACTIVITIES -
         Investment in related party                                  --           10,000
         Purchase of equipment                                      (2,195)       (10,547)
                                                               -----------    -----------

         Net cash used for investing activities                     (2,195)          (547)

CASH FLOWS FROM FINANCING ACTIVITIES -
         Proceeds from issuance of shares                        7,200,671      1,856,686
         Proceeds from issuance of warrants                        230,882        341,668
         Repayment of long-term leases and other obligations       (28,372)       (71,943)
         (Decrease) increase in short term borrowing              (286,000)       372,509
                                                               -----------    -----------

         Net cash provided by financing activities               7,117,181      2,498,920
                                                               -----------    -----------

         Net increase (decrease) in cash                         3,983,728        (22,995)

CASH BEGINNING OF PERIOD                                            31,087         55,701
                                                               -----------    -----------

CASH END OF PERIOD                                             $ 4,014,815    $    32,706
                                                               ===========    ===========

Cash Paid During The Period For -
         Interest                                              $    54,202    $    90,064
         Income Taxes                                                 --             --
                                                               ===========    ===========

NON-CASH ACTIVITY:
         Stock issued in conversion of other payables          $   300,000    $ 3,871,622
                                                               ===========    ===========

                            DAUPHIN TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Dauphin Technology, Inc. ("Dauphin" or the "Company") and its subsidiary designs, manufactures and markets mobile hand-held and pen-based computers, as will as other electronic devices for home and business use out of its two locations in northern Illinois. The Company, an Illinois corporation, was formed on June 6, 1988 and became a public entity in 1991.

Basis of Presentation

The consolidated financial statements include the accounts of Dauphin and its wholly owned subsidiary, R.M. Schultz & Associates, Inc. ("RMS"). All significant intercompany transactions and balances have been eliminated in consolidation.

2.   SUMMARY OF MAJOR ACCOUNTING POLICIES

Earnings (Loss) Per Common Share

Basic earnings per common share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 57,005,361 for the six month period June 30, 2000 and 43,025,388 for the six month period June 30, 1999. Diluted earnings per common share are adjusted for the assumed conversion exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect. Approximately 11 million additional shares would be outstanding if all warrants and all stock options were exercised as of June 30, 2000.

Unaudited Financial Statements

The accompanying statements are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of results have been included. The interim financial statements contained herein do not include all of the footnotes and other information required by accounting principles generally accepted in the United States of America for complete financial statements as provided at year-end. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1999.

The reader is reminded that the results of operations for the interim period are not necessarily indicative of the results for the complete year.


Use of Estimates

The presentation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.   RISKS AND UNCERTAINTIES

The Company has incurred a net operating loss in each year since its founding and as of June 30, 2000 has an accumulated deficit of $42,808,344. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

4.   LIABILITIES

During the first and second quarter of 2000, the Company used the proceeds from the private placement to pay down and settle approximately $1,700,000 of trade and other payables outstanding as of December 31, 1999 with $1,300,000 of cash. The difference between the carrying value of payables at the end of the year and cash settlement has been recorded as an adjustment to cost of goods sold and selling, general and administrative expenses on the income statement above.

On March 15, 2000 the Company established an irrevocable letter of credit in the amount of $56,200 for the benefit of a vendor. The letter of credit is collateralized by cash, which has been segregated into a separate account.


5.   BUSINESS SEGMENTS:



                                     June 30, 2000        June 30, 1999
                                     -------------        -------------
REVENUE
         Dauphin                      $     16,041         $    169,033
         RMS                                  --              1,986,699
         Inter-company elimination            --              (127,789)
                                      ------------         ------------
                             Total    $     16,041         $  2,027,943
                                      ============         ============
OPERATING (LOSS)
         Dauphin                      $ (3,729,560)        $ (1,671,743)
         RMS                              (252,048)            (923,861)
         Inter-company elimination           --                  (5,000)
                                      ------------         ------------
                             Total    $ (3,981,608)        $ (2,600,604)
                                      ============         ============

                                     June 30, 2000    December 31, 1999
                                     -------------    -----------------
ASSETS
         Dauphin                      $ 11,982,087         $  6,443,079
         RMS                             2,043,206            2,156,937
         Inter-company elimination      (6,845,148)          (5,227,862)
                                      ------------         ------------
                             Total    $  7,180,145         $  3,372,154
                                      ============         ============


6.   COMMITMENTS AND CONTINGENCIES

The Company is an operating entity and in the normal course of business, from time to time, is involved in litigation. In management's opinion, any and all known lawsuits, if settled unfavorably, would not be material to the overall financial position of the Company, and are fully reflected in the financial statements above.

7.   EQUITY TRANSACTIONS

2000 Events

During the first and second quarter of 2000, the Company conducted a private placement of 4,654,653 common shares and approximately 1.3 million warrants to a group of accredited investors in exchange for approximately $8.6 million. The proceeds were used for settling the majority of trade payables, for day-to-day operations and to start the development of the set-top box.

In January, the Company issued 480,000 shares to a customer in exchange for $300,000 of customer deposits.

In January 2000, the Company issued warrants to an investment banker to purchase 350,000 shares at an exercise price of $1.00.

In January, the Company issued 500,000 shares to a consulting firm for services rendered in relation to a European contract.

In April, the Company completed its private placement and issued 3,630,000 options to an investment banker in lieu of consulting fees.

On April 26, 2000, the Company completed a common stock purchase agreement, escrow agreement and registration rights agreement with an institutional investor. These agreements provide a $100,000,000 equity line of credit as the Company requests over an 18 month period, in return for common stock and warrants to be issued to the investor. Once every 22 days, the Company may request a draw of up to $10,000,000 of that money, subject to a maximum of 18 draws. The maximum amount the Company actually can draw down upon each request will be determined by the volume-weighted average daily price of our common stock for the 22 trading days prior to our request and the average trading volume for the 45 trading days prior to our request. Each draw down must be for at least $250,000. Use of a 22 day trading average was negotiated to reduce the impact of market price fluctuations over any calendar month, which generally includes 22 trading days.

At the end of a 22 day trading period following the drawdown request, the amount of shares is determined based on the volume-weighted average stock price during that 22 day period in accordance with the formulas in the common stock purchase agreement.

On April 28, 2000, the Company filed with the Securities and Exchange Commission a Form S-1, registering 15,332,560 shares of common stock issued to stockholders in private transactions, 11,958,963 shares for other stockholders, and 6,000,000 shares to be issued when the Company requests a drawdown under the common stock purchase agreement referred to above.

Subsequent Events

On July 28, 2000, the Securities and Exchange Commission declared the registration statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

Revenue for the Company decreased from approximately $782,000 in the second quarter of 1999 to $11,000 in the second quarter of 2000. The revenue decreased as a result of the Company shifting away from contract manufacturing and focusing its efforts on the development of the set-top box. Gross profit margins are not comparable for the period due to the fluctuation in sales.

Selling, general and administrative expenses increased to approximately $727,000 in 2000 from $713,000 in 1999. The increase from 1999 to 2000 was due to additional staffing and other administrative expenses incurred in finalizing the common stock purchase agreement.

Research and Development costs increased to approximately $166,000 during the three-month period ended June 30, 2000 from $145,000 over the corresponding period in 1999. Research and Development costs during 2000 were primarily related to the development of the set-top box, whereas cost incurred in 1999 were primarily related to the Orasis(TM).

Interest expense decreased to approximately $24,000 for the second quarter of 2000 from $1,222,000 as of the corresponding period in 1999. This dramatic decrease was due to a non-cash interest expense incurred based on the conversion of convertible debentures in the second quarter of 1999 and the fact that the Company has paid off substantially all of its debt during the first quarter of 2000.

Net loss

The consolidated loss after tax decreased for the three-month period ended June 30, 2000 to approximately ($1,250,000) or ($0.02) per share from ($2,423,000) or
($0.05) per share in 1999. The decrease in the net loss was due primarily to the non-cash interest expense incurred based on conversion of convertible debentures. Loss per common share is calculated based on the monthly weighted average number of common shares outstanding which were 57,734,598 for the three-month period ended June 30, 2000, and 45,007,573 for the three-month period ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

Revenue for the Company decreased from approximately $2,028,000 in the first six months of 1999 to $16,000 in the first six months of 2000. The revenue decreased as a result of the Company shifting away from contract manufacturing and focusing its efforts on the development of the set-top box. Gross profit margins are not comparable for the period due to the fluctuation in sales.

Selling, general and administrative expenses increased to approximately $1,820,000 for the six months ended June 30, 2000 as compared to $1,640,000 for 1999. The increase in professional fees and financial service expenses related to the private placement and common stock purchase agreement were partially offset by staff reductions and other cost cutting measures implemented by management.

Research and Development costs decreased to approximately $251,000 for the first six months of 2000 as compared to $436,000 for the first six months of 1999. Research and Development in 2000 consisted of costs associated with the development of the set-top box, whereas in 1999, these costs were for the continued development of the Orasis(TM).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS


                        RESULTS OF OPERATIONS (Continued)

Net loss

The consolidated loss after income tax was approximately ($3,982,000) or ($0.07) per share for the six months ended June 30, 2000. The consolidated loss after income tax for the six months ended June 30, 1999 was ($4,472,000) or ($0.10) per share. The decrease in net loss is a direct result of the decision to discontinue contract manufacturing and less Research and Development costs associated with the set-top box during the first six months of 2000 compared to the costs associated with the Orasis(TM) development in 1999.

Balance Sheet

Total assets for the Company increased to approximately $7,108,000 at June 30, 2000 from $3,372,000 at December 31, 1999. The increase was primarily due to an increase in cash as a result of the completion of the private placement. Trade accounts payable decreased during the first six months mostly due to payments and settlements with the various vendors. Short-term borrowings and customer deposits decreased during the six months due to their conversion into equity.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred a net operating loss in each year since its founding and as of June 30, 2000 has an accumulated deficit of $42,800,000 million. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

During the first and second quarters of 2000, the Company conducted a private placement which raised approximately $8,600,000, of which $1,300,000 was used to settle certain trade payables. In the second quarter of 2000, the Company entered into a common stock purchase agreement, escrow agreement and registration rights agreement with an institutional investor. These agreements provide a $100,000,000 equity line of credit for use by the Company at its discretion.


                                  RISK FACTORS


 This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the Company's fiscal year 1999 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                      PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                         None

Item 2.      Changes in the Rights of the Company's Security Holders.  None

Item 3.      Default by the Company on its Senior Securities.          None

Item 4.      Submission of Matters to a Vote of Securities Holders.    None

Item 5.      Other Information.                                        None

Item 6(a).   Exhibits.                                                 None

Item 6(b).   Reports on Form 8-K.                                      None



                                    SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DAUPHIN TECHNOLOGY, INC.
    (Registrant)


Date: August 11, 2000         By: /s/ Andrew J. Kandalepas
                                  ------------------------------------------
                                       Andrew J. Kandalepas
                                       Chief Executive Officer

Date: August 11, 2000         By: /s/ Harry L. Lukens, Jr.
                                  ------------------------------------------
                                       Harry L. Lukens, Jr.
                                       Chief Financial Officer