Form 10-Q
period 2000-09-30
DAUPHIN TECHNOLOGY INC
filed 2000-11-13
CIK 832489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---------     SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---------     SECURITIES EXCHANGE ACT OF 1934.

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

--------------------------------------------------------------------------------

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
Yes   X     No
     ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 9, 2000, 62,129,768 shares of the registrant's common stock, $.001 par value, was issued and outstanding.

                            DAUPHIN TECHNOLOGY, INC.
                                Table of Contents

                                                                         Page

PART I                          FINANCIAL INFORMATION

   Item 1.    Financial Statements

              CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999               3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Nine Months and Three Months Ended
                    September 30, 2000 and 1999                            4

              CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS'
              EQUITY (DEFICIT)
                    Year Ended December 31, 1999 and
                    Nine Months Ended September 30, 2000                   5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended September 30, 2000 and 1999          6


              NOTES TO FINANCIAL STATEMENTS                                7


   Item 2.    Management's Discussion and Analysis of Results of
              Operations and Financial Condition                          11

PART II                          OTHER INFORMATION                        14


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

                            DAUPHIN TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                             September 30, 2000   December 31, 1999
                                                                             ------------------   -----------------
CURRENT ASSETS:
   Cash                                                                           $  2,260,913    $     31,087
   Accounts receivable-
    Trade, net of allowance for bad debt of $428,599 at September 30,
       2000 and December 31, 1999                                                      462,501         124,844
    Employee receivables                                                                   678             118
   Inventory, net of reserve for obsolescence of $1,945,296 at
       September 30, 2000 and December 31, 1999                                      1,807,949       1,521,886
   Prepaid expenses                                                                     34,151          38,779
                                                                                  ------------    ------------
                  Total current assets                                               4,566,192       1,716,714

INVESTMENT IN RELATED PARTY                                                            290,000         290,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $1,017,040 at September 30, 2000 and $712,192 at December 31, 1999               1,587,787       1,365,440

GOODWILL, net of accumulated amortization of $137,500 at
    September 30, 2000                                                               5,362,500               -
                                                                                  ------------    ------------

                  Total assets                                                    $ 11,806,479    $  3,372,154
                                                                                  ============    ============

CURRENT LIABILITIES:
   Accounts payable                                                               $    325,171    $  1,894,663
   Accrued expenses                                                                     73,743          26,719
   Current portion of long-term debt                                                   104,031         127,249
   Customer Deposits                                                                    49,644               -
   Short-term borrowings                                                                     -         286,000
   Other payables                                                                            -         300,000
                                                                                  ------------    ------------

                  Total current liabilities                                            552,589       2,634,631

LONG-TERM DEBT                                                                         148,862         185,179
COMMITMENTS AND CONTINGENCIES                                                                -               -
                                                                                  ------------    ------------
                  Total liabilities                                                    701,451       2,819,810

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized but
     unissued                                                                                -               -
   Common stock, $0.001 par value, 100,000,000 shares authorized;
     60,140,454 and 51,671,582 issued and outstanding at September
     30, 2000 and at December 31, 1999                                                  60,141          51,671
   Warrants                                                                          3,045,447       1,238,089
   Pain-in capital                                                                  53,627,372      38,089,320
   Accumulated deficit                                                             (45,627,932)    (38,826,736)
                                                                                  ------------    ------------

                  Total shareholders' equity                                        11,105,028         552,334
                                                                                  ------------    ------------
                   Total liabilities and shareholders' equity                     $ 11,806,479    $  3,372,154
                                                                                  ============    ============

                            DAUPHIN TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (Unaudited)

------------------------------------------------------------------------------

                                                               Nine Months                        Three Months
                                                            Ended September 30,                Ended September 30,
                                                            -------------------                -------------------
                                                              2000              1999             2000              1999
                                                     -------------     -------------    -------------     -------------
NET REVENUE                                          $     361,016     $   2,185,623    $     344,975     $     157,680

COST OF REVENUE                                            440,639         4,657,302          317,228         2,105,016
                                                     -------------     -------------    -------------     -------------

           Gross Profit (Loss)                            (79,623)       (2,471,679)           27,747       (1,947,336)

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSE                              4,474,963         3,172,411        2,654,914         1,532,179

RESEARCH AND DEVELOPMENT
     EXPENSE                                               473,113           454,918          222,255            18,889
                                                     -------------     -------------    -------------     -------------
         Loss from Operations                          (5,027,699)       (6,099,008)      (2,849,422)       (3,498,404)

INTEREST EXPENSE                                         1,826,522         1,975,573            9,381            92,702

INTEREST INCOME                                             53,025            18,210           39,215             6,628
                                                     -------------     -------------    -------------     -------------

           Loss before Income Taxes                    (6,801,196)       (8,056,371)      (2,819,588)       (3,584,478)

INCOME TAXES                                                     -                 -                -                 -
                                                     -------------     -------------    -------------     -------------

              NET LOSS                               $ (6,801,196)     $ (8,056,371)    $ (2,819,588)     $ (3,584,478)
                                                     =============     =============    =============     =============

BASIC AND DILUTED LOSS PER SHARE                     $      (0.12)     $      (0.18)    $      (0.05)     $      (0.07)
                                                     =============     =============    =============     =============

Weighted Average number of
     Common Shares outstanding                          57,725,768        44,823,498       59,166,582       48,419,719
                                                     =============     =============    =============     =============

                            DAUPHIN TECHNOLOGY, INC.
       CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
        YEAR ENDED DECEMBER 31, AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (Unaudited)


                                                         Common Stock
                                                         ------------           Paid-in
                                                   Shares        Amount         Capital         Warrants
                                                   ------        ------         -------         --------

BALANCE, December 31, 1998                       40,000,000   $     40,000   $ 32,343,785   $     55,181
Issuance of common stock in connection with:
    Conversions of debt                           4,985,358          4,985      3,842,235        287,700
    Private placement                             6,003,529          6,004      1,481,167        895,208
    Settlement of trade payables                    656,322            656        395,243              -
Stock bonuses paid                                   26,373             26         26,890              -
Net loss                                                  -              -              -              -
                                               ------------   ------------   ------------   ------------
BALANCE, December  31, 1999                      51,671,582         51,671     38,089,320      1,238,089


Issuance of common stock in connection with:
    Private placement                             4,654,653          4,655      8,599,578        419,556
    Stock purchase agreement                      1,354,617          1,355      4,998,645      1,061,176
    Warrant exercise                              1,479,602          1,480      1,257,687       (461,041)
    Consulting fees                                 500,000            500        312,000        787,667
Employee stock compensation                               -              -         70,622              -
Settlement of trade payables                        480,000            480        299,520              -
Net loss                                                  -              -              -              -
                                               ------------   ------------   ------------   ------------
BALANCE, September 30, 2000                      60,140,454   $     60,141   $ 53,627,372   $  3,045,447
                                               ============   ============   ============   ============


                                                   Treasury    Stock
                                                   --------    -----          Accumulated
                                                 Shares           Amount        Deficit         Total
                                                 ------           ------        -------         -----
BALANCE, December 31, 1998                         (138,182)  $    (33,306)  $(29,520,432)  $  2,885,228
Issuance of common stock in connection with:
    Conversions of debt                             101,673         24,402              -      4,159,322
    Private placement                                14,963          3,591              -      2,385,970
    Settlement of trade payables                      1,546            371              -        396,270
Stock bonuses paid                                   20,000          4,942              -         31,858
Net loss                                                  -              -     (9,306,304)    (9,306,304)
                                               ------------   ------------   ------------   ------------
BALANCE, December  31, 1999                               -              -    (38,826,736)       552,344


Issuance of common stock in connection with:
    Private placement                                     -              -              -      9,023,789
    Stock purchase agreement                              -              -              -      6,061,176
    Warrant exercise                                      -              -              -        798,126
    Consulting fees                                       -              -              -      1,100,167
Employee stock compensation                               -              -              -         70,622
Settlement of trade payables                              -              -              -        300,000
Net loss                                                  -              -     (6,801,196)    (6,801,196)
                                               ------------   ------------   ------------   ------------
BALANCE, September 30, 2000                               -   $          -   $(45,627,932)  $ 11,105,028
                                               ============   ============   ============   ============

                            DAUPHIN TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
------------------------------------------------------------------------------

                                                                         2000             1999
                                                                       ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES -
         Net loss                                                    $ (6,801,196)   $ (8,056,372)
         Non-cash items included in net loss:
          Depreciation and amortization                                   304,848       1,225,564
          Amortization of goodwill                                        137,500               -
          Inventory reserve                                                     -       1,793,296
          Warrants issued in lieu of consulting fees                    2,161,341               -
          Employee stock compensation                                      70,622               -
          Stock bonuses                                                         -          31,858
          Interest expense on convertible debt                                  -       1,940,458
          Interest expense on capital raised                            1,762,939               -
          Settlement of trade payables                                   (431,776)              -
         (Increase) decrease in accounts receivable - trade              (338,217)        163,439
         (Increase) decrease in accounts receivable from employees           (560)         45,987
         (Increase) in inventory                                         (286,063)       (360,794)
         Increase (decrease) in prepaid expenses                            4,628         (16,426)
         Increase in deferred financing cost                                    -        (315,439)
         (Decrease) in accounts payable                                (1,144,124)       (151,325)
         Increase (decrease) in accrued expenses                           47,024         (37,769)
         Increase in customer deposits                                     49,644               -
         Increase in other payables                                             -         300,000
                                                                     ------------    ------------

         Net cash used in operating activities                         (4,462,830)     (3,437,523)

CASH FLOWS FROM INVESTING ACTIVITIES -
         Investment in related party                                            -          10,000
         Acquisition of business                                       (6,025,000)              -
         Purchase of equipment                                             (2,195)        (10,547)
                                                                     ------------    ------------

         Net cash used in investing activities                         (6,027,195)           (547)

CASH FLOWS FROM FINANCING ACTIVITIES -
         Proceeds from issuance of shares                              12,200,671       2,062,224
         Proceeds from issuance of warrants                               858,307       1,134,221
         Repayment of long-term leases and other obligations              (53,127)        (94,585)
         (Decrease) increase in short term borrowing                     (286,000)        366,375
                                                                     ------------    ------------

         Net cash provided by financing activities                     12,719,851       3,468,236
                                                                     ------------    ------------

         Net increase in cash                                           2,229,826          30,166

CASH BEGINNING OF PERIOD                                                   31,087          55,701
                                                                     ------------    ------------

CASH END OF PERIOD                                                   $  2,260,913    $     85,867
                                                                     ============    ============
Cash Paid During The Period For -
         Interest                                                    $     54,202    $     90,064
         Income Taxes                                                           -               -
                                                                     ============    ============
NON-CASH ACTIVITY:
Common stock issued in connection with:
         Conversion of debentures                                    $    300,000    $  3,871,622
         Settlement of trade payables                                           -         326,270

                            DAUPHIN TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Dauphin Technology, Inc. ("Dauphin" or the "Company") and its subsidiaries designs, manufactures and markets mobile hand-held, pen-based computers, as well as other electronic devices for home and business use and performs design services, process methodology consulting and intellectual property development, out of its three locations in northern Illinois. The Company, an Illinois corporation, was formed on June 6, 1988 and became a public entity in 1991.

Basis of Presentation

The consolidated financial statements include the accounts of Dauphin and its wholly owned subsidiaries, R.M. Schultz & Associates, Inc. ("RMS"), and Advanced Digital Designs, Inc ("ADD"). All significant intercompany transactions and balances have been eliminated in consolidation.

2.   SUMMARY OF MAJOR ACCOUNTING POLICIES

Earnings (Loss) Per Common Share

Basic earnings per common share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 57,725,768 for the nine-month period September 30, 2000 and 44,823,498 for the nine-month period September 30, 1999. Diluted earnings per common share are adjusted for the assumed conversion exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect. Approximately 11 million additional shares would be outstanding if all warrants and all stock options were exercised as of September 30, 2000.

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

3.   RISKS AND UNCERTAINTIES

The Company has incurred a net operating loss in each year since it's founding and as of September 30, 2000 has an accumulated deficit of $45,627,932. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to

                            DAUPHIN TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

manufacture and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

4.   LIABILITIES

During the first and second quarter of 2000, the Company used the proceeds from a private placement to pay down and settle approximately $1,700,000 of trade and other payables outstanding as of December 31, 1999 with $1,300,000 of cash. The difference between the carrying value of payables at the end of the year and cash settlement has been recorded as an adjustment to cost of goods sold and selling, general and administrative expenses on the income statement above.

5.     BUSINESS SEGMENTS

The Company has three reportable segments: Dauphin Technology, Inc. (Dauphin), R.M. Schultz & Associates, Inc, (RMS) and Advanced Digital Designs, Inc. (ADD). Dauphin is involved in design, manufacturing and distribution of hand-held pen-based computer systems and accessories and smartbox set-top boxes. RMS was an electronic contract-manufacturing firm. ADD performs design services, process methodology consulting and intellectual property development. During the third quarter of 1999, the Company decided to discontinue its contract-manufacturing business.


                                    September 30, 2000    September 30, 1999
                                    ------------------    ------------------
REVENUE
   Dauphin                             $    33,952           $   267,036
   RMS                                           -             2,039,828
   ADD                                     327,064                     -
   Inter-company elimination                     -              (121,241)
                       Total           $   361,016           $ 2,185,623
                                       ===========           ===========
OPERATING (LOSS)
  Dauphin                              $(5,054,744)          $(2,346,580)
  RMS                                            -            (3,757,428)
  ADD                                       27,045                     -
  Inter-company elimination                      -                (5,000)
                                       -----------           ------------
                      Total            $(5,027,699)          $ (6,099,008)
                                       ===========           ============

                                    September 30, 2000    December 31, 1999
                                    ------------------    -----------------
ASSETS
  Dauphin                              $16,718,022           $  6,443,079
  RMS                                    1,961,468              2,156,937
  ADD                                    5,900,329                      -
                                                 -
  Inter-company elimination            (12,963,096)            (5,227,862)
                                       -----------           ------------
                      Total            $11,616,723           $  3,372,154
                                       ===========           ============


6.   COMMITMENTS AND CONTINGENCIES

The Company is an operating entity and in the normal course of business, from time to time, is involved in litigation. In management's opinion, any and all known lawsuits, if settled unfavorably, would not be material to the overall financial position of the Company.

                            DAUPHIN TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

7.   EQUITY TRANSACTIONS

2000 Events

During the first and second quarter of 2000, the Company conducted a private placement of 4,654,653 common shares and approximately 1,300,000 warrants to a group of accredited investors in exchange for approximately $8,600,000. The proceeds were used to settle the majority of trade payables, for day-to-day operations and to start the development of the set-top box.

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

On April 26, 2000, the Company completed a common stock purchase agreement, escrow agreement and registration rights agreement with an institutional investor. These agreements provide a $100,000,000 equity line of credit as the Company requests over an 18 month period, in return for common stock and warrants to be issued to the investor. Once every 22 days, the Company may request a draw of up to $10,000,000 of that money, subject to a maximum of 18 draws. The maximum amount the Company actually can draw down upon each request will be determined by the volume-weighted average daily price of the Company's common stock for the 22 trading days prior to its request and the average trading volume for the 45 trading days prior to the request. Each draw down must be for at least $250,000. Use of a 22 day trading average was negotiated to reduce the impact of market price fluctuations over any calendar month, which generally includes 22 trading days.

At the end of a 22-day trading period following the drawdown request, the amount of shares is determined based on the volume-weighted average stock price during that 22-day period in accordance with the formulas in the common stock purchase agreement.

On April 28, 2000, the Company filed with the Securities and Exchange Commission a Form S-1 registration statement relating to 15,332,560 shares of common stock issued to stockholders in private transactions, 11,958,963 shares for other stockholders, and 6,000,000 shares to be issued when the Company requests a drawdown under the common stock purchase agreement referred to above.

On July 28, 2000, the Securities and Exchange Commission declared the registration statement effective. Pursuant to the common stock purchase agreement, the Company issued as a placement fee warrants to purchase 250,000 shares of common stock at an exercise price of $5.481.

On July 31, 2000, the Company issued a drawdown notice in connection with the common stock purchase agreement for $5,000,000. Upon receipt of the funds, the Company issued 1,354,617 shares of common stock and warrants to purchase 101,463 shares of common stock at exercise prices ranging from $4.06 to $4.22.

In September, the Company issued 73,750 stock options to certain employees under employment agreements. At the time of issuance, the option price was below the market price and the Company recorded $70,622 as additional compensation expense.

                            DAUPHIN TECHNOLOGY, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)
Subsequent Event

On October 20, 2000 the Company entered into an agreement with Best S.A. to act as its distributor/agent in Greece. On October 26, 2000 the Company issued 1,550,000 shares of restricted stock to Best S.A. as a performance bond to assure the Company's compliance with the Set-Top Box Agreement by and between the Company and Estel S.A. The agreement requires the Company to register these shares with the Securities and Exchange Commission during the fourth quarter 2000. To secure performance of the Company's obligation to register these shares, Andrew J. Kandalepas, Chairman of the Board and CEO of the Company, granted to Best S.A. a security interest in 1,032,118 shares of Company stock owned by him.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues for the three months ended September 30, 2000 and 1999 were approximately $345,000 and $158,000, respectively. Revenues in the third quarter of 2000 were $327,000 of consulting fees from the Company's design engineering subsidiary and $34,000 from the sale of the Orasis(R) hand-held computer and accessories. Revenues in the third quarter of 1999 were comprised of $100,000 from the sale of the Orasis(R) and $58,000 in contract manufacturing. Cost of revenues decreased from $2,105,000 in the third quarter of 1999 to $317,000 for the three months ended September 30, 2000. Included in the cost of revenue for 1999 are charges related to the write down of inventory due to the decision of the Company to discontinue performing contract-manufacturing services. Gross profit margins are not comparable for the period due to the mix in revenues and the charges related to the discontinuance of contract manufacturing.

Selling, general and administrative expenses increased to approximately $2,655,000 in 2000 from $1,532,000 in 1999. The increase from 1999 to 2000 was due to the expenses incurred in finalizing the common stock purchase agreement, the issuance of warrants as a placement fee and the fees associated with exercising the drawdown.

Research and Development costs increased to approximately $222,000 during the three-month period ended September 30, 2000 from $19,000 over the corresponding period in 1999. Research and Development costs during 2000 were primarily related to the development of the set-top box, whereas costs incurred in 1999 were primarily related to the Orasis(R).

Interest expense decreased to approximately $9,000 for the third quarter of 2000 from $93,000 as of the corresponding period in 1999. This decrease is primarily attributed to the fact that the Company has paid off substantially all of its debt during the first quarter of 2000.

Net loss

The consolidated loss after tax decreased for the three-month period ended September 30, 2000 to approximately ($2,820,000) or ($0.05) per share from ($3,584,000) or ($0.07) per share in 1999. The loss for 2000 was primarily attributed to the expenses associated with the common stock purchase agreement and the drawdown, whereas the loss for 1999 consisted primarily of the charges related to discontinuing the contract manufacturing business. Loss per common share is calculated based on the monthly weighted average number of common shares outstanding which were 59,166,582 for the three-month period ended September 30, 2000, and 48,419,719 for the three-month period ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenue for the Company decreased from approximately $2,186,000 in the first nine months of 1999 to $361,000 in the first nine months of 2000. The revenue decreased as a result of the Company shifting away from contract manufacturing and focusing its efforts on the development of the set-top box. Gross profit margins are not comparable for the period due to the fluctuation in revenues.

Selling, general and administrative expenses increased to approximately $4,475,000 for the nine months ended September 30, 2000 as compared to $3,172,000 for 1999. The increase in professional fees and financial service expenses related to the private placement, common stock purchase agreement and the costs associated with exercising the drawdown were partially offset by staff reductions and other cost cutting measures implemented by management.

Research and Development costs increased to approximately $473,000 for the first nine months of 2000 as compared to $455,000 for the first nine months of 1999. Research and Development in 2000 consisted of costs

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS


                        RESULTS OF OPERATIONS (CONTINUED)

associated with the development of the set-top box, whereas in 1999, these costs were for the continued development of the Orasis(R).

Interest expense decreased to approximately $1,827,000 for the nine months ended September 30, 2000 from $1,976,000 for the nine months ended September 30, 1999. Interest expense in 2000 was primarily generated from the issuance of common stock at a price below market value and the issuance of warrants during the private placement. Interest expense in 1999 was mainly a result of the financing activities associated with the conversion of debt to common stock as well as the issuance of warrants associated with the debt.

Net loss

The consolidated loss after income tax was approximately ($6,801,000) or ($0.12) per share for the nine months ended September 30, 2000. The consolidated loss after income tax for the nine months ended September 30, 1999 was ($8,056,000) or ($0.18) per share. The decrease in net loss is a direct result of the decision to discontinue contract manufacturing and lower interest expense, however the magnitude of the decrease was offset by the increase in professional fees and other costs associated with the private placement and the common stock purchase agreement.

Balance Sheet

Total assets for the Company increased to approximately $11,806,000 at September 30, 2000 from $3,372,000 at December 31, 1999. The increase was the result of the completion of the private placement and exercising the drawdown on the common stock purchase agreement. The proceeds were used to acquire the engineering firm, Advanced Digital Designs, Inc. The results of the acquisition added $625,000 to property and equipment and $5,500,000 as goodwill. Trade accounts payable decreased during the first nine months mostly due to payments and settlements with various vendors. Short-term borrowings and other payables decreased during the nine months due to their conversion into equity.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred a net operating loss in each year since it's founding and as of September 30, 2000 has an accumulated deficit of approximately $45,628,000. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

During the first and second quarters of 2000, the Company conducted a private placement, which raised approximately $8,600,000, of which $1,300,000 was used to settle certain trade payables. In the second quarter of 2000, the Company entered into a common stock purchase agreement, escrow agreement and registration rights agreement with an institutional investor. These agreements provide a $100,000,000 equity line of credit for use by the Company at its discretion. During the third quarter, the Company received $5,000,000 from the equity line in exchange for the issuance of 1,354,617 shares of common stock. In October, 2000, the Company has also requested and additional drawdown of $2,000,000. The Company has available up to $93,000,000 under the equity line of credit.

                                  RISK FACTORS


 This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the Company's fiscal

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                            RISK FACTORS (CONTINUED)


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

Item 1.      Legal Proceedings                                           None

Item 2.      Changes in the Rights of the Company's Security Holders.    None

Item 3.      Default by the Company on its Senior Securities.            None

Item 4.      Submission of Matters to a Vote of Securities Holders.      None

Item 5.      Other Information.                                          None

Item 6(a).   Exhibits.                                                   None

Item 6(b).   Reports on Form 8-K.

On August 28, 2000, the Company filed Form 8-K to report the acquisition of substantially all of the assets of T & B Designs, Inc. (f/k/a Advanced Digital Designs, Inc.), Advanced Technologies, Inc, and 937 Plum Grove Road Partnership, pursuant to an Asset Purchase Agreement by and among the Company, its subsidiaries, the acquired companies and their shareholders and partners. The purchase price was $3 million in cash and $3 million to be held in escrow and disbursed in accordance with the terms and conditions of an Escrow Agreement.

On September 25, 2000, the Company filed Form 8-K/A to report the financial statements of the business acquired and the pro forma financial information of the combined companies.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DAUPHIN TECHNOLOGY, INC.
    (Registrant)


Date: November 10, 2000          By: /s/ Andrew J. Kandalepas
                                     -----------------------------
                                          Andrew J. Kandalepas
                                          Chief Executive Officer

Date: November 10, 2000          By: /s/ Harry L. Lukens, Jr.
                                     -----------------------------
                                          Harry L. Lukens, Jr.
                                          Chief Financial Officer