Form 10-K
period 2000-12-31
DAUPHIN TECHNOLOGY INC
filed 2001-04-09
CIK 832489

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 33-21537-D

                               ----------------

                           DAUPHIN TECHNOLOGY, INC.
            (Exact name of Registrant as specified in its charter)

                                                     87-0455038
               Illinois                 (IRS Employer Identification Number)
    (State or other jurisdiction of

    incorporation or organization)

   800 E. Northwest Hwy, Suite 950,                     60067
          Palatine, Illinois                         (Zip Code)
    (Address of principal executive
               offices)

                                (847) 358-4406
              Registrant's telephone number, including area code
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock $.001 par value
                               (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [_]

   The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of March 30, 2001 is $82,308,472.

   As of March 30, 2001, the number of Shares of the Registrant's Common Stock, $.001 par value, is 61,886,069 issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the registrant's 2001 Annual Meeting of Shareholders to be held June 13, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            DAUPHIN TECHNOLOGY, INC.

                               Table of Contents

                                  PART I

Item 1. Description of Business............................................    3
  Overview.................................................................    3
  Strategic Plan...........................................................    3

Item 2. Properties.........................................................    9

Item 3. Legal Proceedings..................................................    9

Item 4. Submission of Matters to Vote of Security Holders..................    9

                                  PART II

Item 5. Market for the Registrant's Common Stock and Related Security
 Holders Matters...........................................................    9
  Market Price of Common Stock.............................................    9
  Holders..................................................................   10
  Dividend Policy..........................................................   10
  Common Stock.............................................................   10
  Preferred Stock..........................................................   10
  Warrants and Options.....................................................   10
  Transfer Agent and Registrar.............................................   11

Item 6. Selected Financial Data............................................   11

Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................   11
  Results of Operations 2000 Compared to 1999..............................   11
  Fourth Quarter 2000 Compared to Fourth Quarter 1999......................   12
  Results of Operations 1999 Compared to 1998..............................   12
  Liquidity and Capital Resources..........................................   12
  Risk Factors.............................................................   13

Item 7A. Quantitative and Qualitative Disclosures about Market Risk........   18

Item 8. Financial Statements and Supplementary Data........................   18

Item 9. Changes in and Disagreements with Accountants on Accounting or
 Financial Disclosure......................................................   18

                                 PART III

Item 10. Directors, Executive Officers and Officers of the Registrant......   19
  Directors and Officers...................................................
  Family Relationship......................................................
  Other: Involvement in Certain Legal Proceedings..........................
  Involvement by Management in Public Companies............................

Item 11. Executive Compensation............................................   19

Item 12. Security Ownership of Certain Beneficial Owners and Management....   19

Item 13. Certain Relationships and Related Party Transactions..............   19

                                  PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.   19

Signatures.................................................................   20

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

                                    PART I

Item 1. Business

 General

   Dauphin Technology, Inc. ("Dauphin" or the "Company") and its subsidiaries design, manufacture and market mobile hand-held, pen-based computers, as well as other electronic devices for home and business use and performs design services, process methodology consulting and intellectual property development, out of its three locations in northern Illinois. The Company, an Illinois corporation, was formed on June 6, 1988 and became a public entity in 1991. The Company employs approximately 35 people consisting of engineering, sales and marketing, administrative, and other personnel. The Company's stock is traded on the over-the-counter market electronic bulletin board operated by NASD, under the symbol DNTK.

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

   The plan incorporated an initial focus on the hand-held mobile computer market. In particular, it focused on development of miniaturized mobile computers that would be incorporated in electronic solutions for vertical markets. In addition to mobile computing markets, management is focused on producing and marketing other electronic devices, namely set top boxes, coupled with targeted acquisitions in the technology sector.

   As part of management's plan, on June 6, 1997 the Company acquired all of the outstanding shares of stock in R.M. Schultz & Associates, Inc. ("RMS"), an electronic contract-manufacturing firm located in McHenry, Illinois. On August 28, 2000 the Company acquired all of the assets of T & B Design, Inc. (f/k/a Advanced Digital Designs, Inc.) ("ADD"), Advanced Technologies, Inc. ("ATI"), and 937 Plum Grove Road Partnership ("937") pursuant to an Asset Purchase Agreement. ADD and ATI specialize in telecommunications, especially wireless and cable-based product development, as well as multimedia development, including digital video decoding and processing.

Products and Services

   Orasis(R) is a hand-held computer developed by the Company with features to meet the expressed desires of many potential customers. The unit was developed with the multi-sector mobile user in mind. As such, it incorporated an upgradable processor, user upgradable memory and hard disc, various modules and mobile devices to satisfy the needs of various industries. Basic unit features are as follows:

  . The unit weight is approximately 3 pounds

  . The battery operating life is from 2 to 8 hours

  . The unit is equipped with 233 MHz Pentium MMX processor, which can be upgraded to 266 MHz Pentium MMX

  . The standard unit is equipped with 64 MEG of memory upgradable to 128 MEG of RAM

  . Standard two type II or a single type III PCMCIA slot

  . 2.1 GB expandable to 18 GB hard drive

  . Built in speaker and microphone (including sound blaster for voice recognition and multimedia)

  . Video conferencing port

  . Modular expansion bay with docking connector

  . Electro-magnetic pen, voice activation, and an Infra Red keyboard for data input

  . CDROM drive, floppy drive, DVD drive, credit card readers, smart-card readers, radio modems, wireless receivers, port replicators, USB hubs, audio source I/O, heads-up goggles, GPS module and other attachable devices

   Much more flexible and powerful than a Personal Digital Assistant ("PDA"), the Orasis(R) is an MS-DOS/Windows 95/98/2000, Windows NT and Linux compatible machine. Although the basic unit carries a number of advanced features, the most significant advantage of Orasis(R) is its upgradability. The expansion bay allows for the use of CDROM, floppy drive, wireless radio, extended battery pack or any other device through the PCI expansion bus. Unlike competitor models Orasis(R) does not lock the customer into a single format. Orasis(R) affords a customer complete flexibility and versatility offered by no other mobile computer presently on the market. It is a time, labor, and money-saving device that can be custom-configured with a variety of options to meet the end-user's needs. The Company has not recognized significant sales of the product to date and will adjust its product as the market further develops new technologies.

   During the later part of 1999 the Company was engaged in negotiations and eventually on February 17, 2000 signed a contract to develop and produce set-top boxes. In conjunction with continued development of Orasis(R) and the decision to terminate its contract manufacturing, the Company began design and development of such boxes. A set-top box is an electronic device that converts digital signals into a user acceptable format via other electronic devices such as television sets, telephones and computers. The Company is rewriting its marketing and sales plan to incorporate the European contract for its set-top box and to include a strategy for domestic operations for both the Orasis(R) and OraLynx(TM).

   The OraLynx(TM) Broadband set-top box processes high-speed video, provides storage and works with coaxial cable, ADSL and fiber. The OraLynx(TM) set-top box offers considerable advantages for service providers and end users. For service providers, the OraLynx(TM) set-top box enables integration of data, voice, and video over one unified network using one termination device. For end users, the OraLynx(TM) set-top box serves as a simple yet sophisticated gateway and access device that can be controlled with a remote control, keyboard or other mobile handheld device. The OraLynx(TM) set-top box can be networked to PC's, Internet appliances, and more. The OraLynx(TM) can provide direct access to interactive TV, video-on-demand and ATM or IP voiceover phone service. Basic unit features are as follows:

  . High quality/high speed user interface (2D graphics)

  . Seamless Video-on-Demand Service

  . Instant Telephone Access

  . IP or ATM voiceover

  . Supports up to 4 telephone lines

  . Supports standard Internet protocols and various Internet connections
    (xDSL, SONET, ATM25, Ethernet)

  . Networking and Smart Appliance Interface

  . Provides wireless or conventional networking

   The Company performs design services, process methodology consulting and intellectual property development for a variety of technology companies. The Company's engineers specialize in telecommunications, especially wireless and cable-based product development, as well as multimedia development, including digital video decoding and processing. The Company has received a contract for the production and sale of set-top boxes, but has not yet begun significant production. It has also amended the contract and extended the delivery dates on two occasions.

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

   Based on the latest statistics, the mobile computing devices market is approximately $110 billion in annual revenue. Sales of laptop and notebook computers represent a large portion of this market. However, the growth rate of hand-held pen-based devices exceeds that of laptops and notebooks. Based on the latest Frost and Sullivan studies, the total pen-tablets market, in which Orasis(R) competes, is several billion dollars and is growing at approximately twenty five percent per year. Dauphin's management estimates that market may be growing even faster than latest predictions.

   Unlike several years ago, the pen-based computer market is more defined and is ready for a product such as Orasis(R). The total mobile market includes more than sixty products that fall within the Personal Digital Assistant ("PDA") category of the pen-based market. These devices include electronic organizers, mobile fax machines and electronic notepads. Most of these devices are palm-top size, requiring either pen or keyboard input. In addition to PDA's, there are approximately twenty devices that would qualify as computers or pen tablets. Orasis(R) belongs in the latter category.

   Until the introduction of Orasis(R), pen based devices were no match for the laptops. The processor speed, limited expandability and memory limitations of hand-held computers made notebooks and laptops much more popular with the mobile workforce. Orasis(R) bridges the gap between notebook or laptop computers and pen-based computers. Added features and flexibility of the unit may also attract public attention, thereby growing the overall category.

   The set-top box market is a relatively new phenomenon. According to the research firm, Strategy Analytics, the worldwide installed base of set-top boxes was a mere 2.2 million in 1998 and was 27.4 million boxes in the year 2000, and is expected to grow by 35% in 2002. Currently with the market in the early developing stages, the "set-top box" has not been perfected. Existing designs do not offer the flexibility or future capacity that Dauphin's customers seek.

Sales and Marketing

   During the year 2000, the scope of the marketing effort for set top boxes was somewhat narrow. As a result of the contract with Estel Telecommunications S.A. to supply set-top boxes, the Company has not acted aggressively to market them to other potential buyers. The Company did, however, demonstrate the OraLynx(TM) at the Comdex Fall 2000 show in Las Vegas and as a result generated more than one thousand leads. Without any proactive effort, the Company has numerous ongoing negotiations with companies interested in purchasing the set-top boxes.

   Dauphin's design services and process methodology consulting are focused on high technology companies, especially in the telecommunications and multimedia industries. The Company markets these services to customers through advertising, the Company's web site and through direct contact with the customer.

Competition

   Many competitors exist in the market segments where Dauphin competes. In the hand held computer market, companies such as Epson, Fujitsu, IBM, and Mitsubishi are market segment leaders. The companies manufacturing set-top boxes are equally as impressive, including Motorola and Scientific Atlanta. However, Dauphin management believes some advantages exist over the competition including flexibility, adaptability and unique solutions driven designs. Most of the Company's competitors are large corporations or conglomerates, which may have greater resources to withstand downturns in the hand held computer and set-top box markets, invest in new technology and capitalize on growth opportunities. These competitors, like the Company, aggressively seek to improve their yields by way of increased market share and cost reduction.

   The Company's design services experience intense competition from a number of companies. Most of these companies are small "boutique" engineering services firms, offering the services of their engineers on a time and material basis. Like the Company, these competitors are aggressively marketing their expertise and past successes.

Customer Dependence

   The Company is not dependent on any one customer. However, one individual design service customer accounted for approximately 53% of total revenues for the year 2000.

Research and Development

   Substantially all of the Company's research and development efforts relate to the development of handheld computers and set-top boxes. To compete in the highly competitive hardware markets, the Company must continue to develop technologically advanced products. The Company's total research and development expenditures were approximately $1,427,000, $510,000 and $1,576,000 in 2000, 1999 and 1998, respectively. The Company has retained all rights and intellectual property acquired during the development of their handheld products and peripheral devices, and anticipates protecting all intellectual property developed as a result of work being done on the Company's set-top boxes.

Production

   Because the main components of the Company's products are complex, the assembly of the motherboards is outsourced to SMT Unlimited, which supplies RMS with the ready assembled and tested motherboards for final assembly. SMT Unlimited, located in Fremont, California, is capable of producing hundreds of motherboards per day.

   RMS assembles, tests and ships final products to Dauphin customers. All manufacturing support for the Company's products is performed by RMS. With additional staffing, RMS is capable of assembling hundreds of units per day.

Source and Availability of Raw Materials

   Component parts are obtained from suppliers around the world. Components used in all designs are state of the art and are Year 2000 compliant. Components such as the latest mobile Intel processors, color video controllers and CACHE memory chips are in high demand and are, thus, available in short supply. However, once production has begun, management does not anticipate delays in the production schedule.

Software Licensing Agreements

   The Company is leasing BIOS (basic input/output software) for Orasis(R) from Phoenix Technologies Ltd. ("Phoenix"). Phoenix designs, develops, markets and licenses proprietary software products for original equipment manufacturers and related software for personal computers. A Master License Agreement was signed for the right of distribution of Phoenix software. The Company pays $4 per unit sold for this license.

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

Patents, Copyrights and Trademarks

   In view of rapid technological and design changes inherent to the computer industry, the Company does not believe that, in general, patents and/or copyrights are an effective means of protecting its interests. However, due to the unique configuration of the Orasis(R), the Company did patent its mechanical design and processor upgradability concepts. It also expects to patent its set-top box design following development. The Company also attempts to maintain its proprietary rights by trade secret protection and by the use of non-disclosure agreements. It is possible that the Company's products could be duplicated by competitors and duplication and sale could therefore adversely affect the Company. However, management believes that the time spent by competitors engineering the product would be too long for the rapidly changing computer industry. In 1997 the Company applied for and received a trademark on the name "Orasis."

Employees

   As of December 31, 2000, the Company had approximately 35 full-time employees. Many of the Company's employees are highly skilled and the Company's success depends in part upon its ability to attract and retain such employees. The loss of key Company personnel could have an adverse effect on the Company's results of operations.

Directors and Officers

   The following table sets forth the name, age, date elected or appointed as Director, Executive Officer or Officer position with the Company, present principal occupation and employment history for the past five years of each person who is a Director, Executive Officer or Officer.

        Name              Age         Date                   Present Office
        ----              ---         ----                   --------------
Andrew J. Kandalepas      49          1995         Chairman of the Board of Directors
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

        Name                 Age               Date                    Present Office
        ----                 ---               ----                    --------------
Christopher L. Geier         38                1999               Executive Vice President
   Mr. Geier is Executive Vice President reporting directly to Dauphin's CEO.
Mr. Geier leads Dauphin's overall organization, including its subsidiaries.
Prior to joining Dauphin, Mr. Geier founded and managed several multimillion-
dollar private corporations, as well as a $100 million region of a large retail distribution company. Mr. Geier earned an MBA from the University of
Chicago Graduate School of Business and a Bachelor of Arts in Criminal
Justice/Pre Law from Washington State University.

Harry L. Lukens, Jr.         50                2000               Chief Financial Officer
   Mr. Lukens was appointed Chief Financial Officer in May 2000 and named
Assistant Secretary in March 2001. From 1998 until his appointment, he served as a personal asset manager for an individual investor. From 1993 until 1998,
Mr. Lukens was Vice President, Treasurer and Chief Financial Officer of
Deublin Company, a privately owned international manufacturer. From 1972 until
1993, he was with Grant Thornton LLP, serving as a partner from 1986 until
1993.

Jeffrey L. Goldberg          48                1995               Secretary, Director
   Mr. Goldberg has served as Secretary and a Director since June of 1995. He is also a member of the Audit Committee. Mr. Goldberg is a principal with
Essex LLC., a financial planning firm and is currently Chief Executive Officer and Chairman of the Board of Stamford International, a Canadian company. He is a former principal at FERS Personal Financial LLC, an accounting and financial planning firm. Mr. Goldberg formerly served as the President of Financial
Consulting Group, LTD., a lawyer at the Chicago law firm of Goldberg and
Goodman, and prior to that, was a tax senior with Arthur Andersen LLP. He is an attorney, CPA and certified financial planner.

Gary E. Soiney               60                1995               Director
   Mr. Soiney has served as a Director since November of 1995. He is also a member of the Audit Committee. Mr. Soiney graduated from the University of
Wisconsin in Milwaukee with a degree in Business Administration. He is currently a 75% owner in Pension Design & Services, Inc., a Wisconsin corporation, which performs administrative services for qualified pension plans to business primarily in the Mid-West.

Andrew Prokos                38                1995               Director
   Mr. Prokos has served as a Director since February 1995. He is also vice-
president of CADserv and has served in this capacity since 1995. Mr. Prokos is a graduate of DeVry Institute with an Associate Degree in Electronics.

Mary Ellen Conti, MD                           2000               Director

   Dr. Conti was appointed to the Board of Directors and to the Audit Committee in September, 2000. Dr. Conti is a Radiation Oncologist and owns and operates four Radiation Therapy Clinics in the St. Louis, MO. area. She has practiced in the medical field since 1974 and has been a member of the Planning and Budget Committee of Memorial Hospital in Belleville, Illinois. Dr. Conti currently serves as a member of the Board of Directors of Creighton University, FirstStar Bank Health Care Board, Association of Freestanding Radiation Oncology Centers and the Accreditation Association for Ambulatory Health Care.

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

Involvement by Management in Public Companies

   Mr. Goldberg is Chief Executive Officer and Chairman of the Board of Stamford International, Inc., which trades on the Canadian Dealer Network. Mr. Goldberg also served as a Director of Econometrics, Inc. that is traded on the over the counter market until October, 2000. None of the other Directors, Executive Officers or Officers has had, or presently has, any involvement with a public company, other than the Company.

Item 2. Properties

   The Company's executive offices consist of 7,300 square feet of office space located at 800 E. Northwest Hwy, Suite 950, Palatine, Illinois 60067. The Company pays approximately $10,000 per month to rent the facilities. In December 1998, in conjunction with upgrading the facilities, Dauphin signed a five-year lease extension. The lease called for increased rent, but provided for reconstruction of facilities to better suit the Company's needs. The Company believes the space will be adequate for the foreseeable future.

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

   ADD facilities are located at 937 N. Plum Grove Road, Schaumburg, Illinois 60173. The approximately 5,500 square feet of office space is owned by the Company.

Item 3. Legal Proceedings

   During 2000, the Company was engaged in various legal proceedings of which all such proceedings were finalized and fully accounted for in the financial statements. As of the date of this report, the Company is not aware of any legal proceedings or litigation involving the Company.

Item 4. Submission of Matters to Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holders Matters

Market Price of Common Stock

   The Company's common stock is traded on the over-the-counter market and is quoted in the National Quotation Bureau's Pink Sheets. The following table shows the range of representative bid prices for the common stock. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions:

 Bid Prices

                                          1998          1999           2000
                                      ------------- ------------- --------------
                                       High   Low    High   Low    High    Low
                                      ------ ------ ------ ------ ------- ------
First Quarter........................ $1.625 $1.016 $1.219 $0.453 $12.563 $0.266
Second Quarter.......................  1.391  0.875  0.938  0.391   8.000  2.656
Third Quarter........................  2.031  0.875  0.750  0.266   6.750  3.094
Fourth Quarter.......................  0.906  0.500  0.703  0.219   4.438  0.719

Holders

   The number of shareholders on record of the Company's common stock as of March 28, 2001 as reported by the Company's transfer agent is approximately 22,500. A number of the Company's shareholders on record are brokerage firms or stock clearing agencies. Therefore, the Company believes the total number of beneficial shareholders is greater than 22,500.

Dividend Policy

   The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Common Stock

   The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $0.001 par value. As of March 28, 2001 there were 61,866,069 shares of common stock issued and outstanding held by approximately 22,500 shareholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the shareholders. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore (see "Market Price of Common Stock" and "Dividend Policy"). In the event of a liquidation, dissolution or winding up of the Company, holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding preferred stock. Holders of common stock have no right to convert their common stock into any other securities and have no cumulative voting rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable.

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

Warrants and Options

   As of March 28, 2001 there are a total of 8,331,504 Warrants issued and outstanding in the hands of approximately 60 investors and consultants, resulting from fund raising. These Warrants are convertible at any time into Company's $0.001 par value common stock. The per share strike prices of these Warrants range from $0.20 to $5.481. These Warrants expire three years from the date of issuance. The Warrants include a change of form provision in them, whereby if a change in the form of the common stock occurs due to stock splits, stock dividends, or mergers, the holders are entitled to receive a pro-rata increase of shares at a discounted price. However, the holders of the Warrants do not have any voting rights and are not entitled to receive any cash or property dividends declared by the Board of Directors until they convert the Warrants into common shares. At the time such Warrants are exercised, the common shareholders ownership percentage of the Company will be diluted. In December 2000, the Company re-priced approximately 3,012,000 warrants it had previously issued to outside consultants. The warrants were originally issued with an exercise price ranging from $10.00 to $5.00, and were re-priced with exercise prices ranging from $5.00 to $2.00 per share. The re-pricing created a charge to earnings of approximately $234,000.

   As of March 28, 2001 there are a total of 4,178,123 Options issued and outstanding in the hands of more than thirty employees and former employees. These Options are exercisable at any time into the Company's $0.001 par value common stock. The per share strike prices of these Options range from $0.50 to $3.875. These Options expire three years from the date of issuance. At the time such Options are exercised, the common shareholders ownership percentage of the Company will be diluted.

Transfer Agent and Registrar

   American Stock Transfer and Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Item 6. Selected Financial Data

Year Ended December 31

                            2000         1999         1998         1997         1996
                         -----------  -----------  -----------  -----------  -----------
Net Sales............... $   859,837  $ 2,279,058  $ 5,367,514  $ 2,730,035  $    93,946
Extraordinary Item......         --           --           --           --    38,065,373
Net Income (Loss).......  (8,817,362)  (9,306,304)  (6,131,557)  (3,988,017)  36,668,669
Net Income (Loss) Per
 Share..................       (0.15)       (0.20)       (0.16)       (0.13)        1.52
Total Assets............  11,160,777    3,372,155    6,719,635    7,269,136    3,402,860
Long-Term Debt..........     102,133      185,179      302,951      429,526       43,196
Working Capital
 (Deficit)..............   3,015,210     (917,917)     260,227    4,510,546    3,020,558
Shareholders' Equity
 (Deficit)..............  10,520,864      552,344    2,885,228    5,675,595    3,092,900

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

   The following discussion should be read in conjunction with the consolidated financial statements. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

Results of Operations 2000 Compared to 1999

   Revenue for the Company decreased from approximately $2,279,000 in 1999 to $860,000 in 2000. The revenue decreased as a result of the Company shifting away from contract manufacturing and focusing its efforts on the development of the set-top box. Revenue for 2000 was also aided by the design services and consulting of the Company's subsidiary, Advanced Digital Designs ("ADD"). Gross revenue from ADD from the date of acquisition of August 18, 2000, amount to approximately $985,000. Gross profit margins are not comparable for the period due to the fluctuations in revenue.

   Selling, general and administrative expenses decreased to approximately $4,043,000 for 2000 as compared to $4,173,000 for 1999. The increase in professional fees and financial service expenses related to the private placement, common stock purchase agreement and cost associated with exercising the drawdown were offset by staff reductions and other cost cutting measures implemented by management.

   Research and Development costs increased to approximately $1,472,000 for 2000 as compared to $510,000 for 1999. Research and Development in 2000 consisted of costs associated with the development of the OraLynx(TM) set-top box, whereas in 1999, these costs were for the continued development of the Orasis(R).

   Interest expense decreased to approximately $1,370,000 for the year ended December 31, 2000 from $2,099,000 for the year ended December 31, 1999. Interest expense in 2000 was primarily generated from the issuance of common stock at a price below market value. Interest expense in 1999 was mainly a result of the financing activities associated with the conversion of debt to common stock as well as the issuance of warrants associated with the debt.

Fourth-Quarter 2000 Compared with Fourth-Quarter 1999

   Revenue for the fourth-quarter 2000 was approximately $499,000 as compared to fourth-quarter revenue in 1999 of approximately $93,000. The revenue increased as a result of the design services and consulting of the Company's subsidiary, Advanced Digital Designs. Gross profit margins are not comparable for the period due to the fluctuations in revenue. However, the fourth-quarter gross margins were affected in 2000 by the write down of obsolete and slow moving inventory. In 2000, the Company wrote down approximately $1,440,000 of inventory, consisting primarily of raw materials, and disposed of excess and obsolete inventory, which will not be used in the production of the Orasis(R). In addition, the Company established an inventory reserve of approximately $515,000 to adjust for the net realizable value of the remaining inventory associated with the Orasis(R).

   Selling, general and administrative expenses are comparable between the fourth-quarter of 2000 and 1999. Research and Development costs increased by approximately $944,000 from approximately $55,000 in the fourth-quarter 1999 to approximately $999,000 in the fourth-quarter 2000. This is attributable to the concentrated efforts of developing the OraLynx(TM) set-top box.

   Interest expense decreased from $124,000 in the fourth-quarter 1999 to approximately $4,000 in the fourth-quarter of 2000. This decrease is attributable to the fact that the Company paid off substantially all of its debt during the first quarter of 2000.

Results of Operations 1999 Compared to 1998

   Revenue decreased from approximately $5,368,000 in 1998 to approximately $2,279,000 in 1999. The decrease is a direct result of management's change in corporate strategy moving away from contract manufacturing and towards new product design and development. Gross profits are not comparable between 1999 and 1998 due to the decrease in revenue and the write down of inventory of approximately $1,793,000.

   Selling, general and administrative expenses increased in 1999 to approximately $4,173,000 from $3,273,000 in 1998. The increase was due to the increase in professional and consulting fees associated with capital raising efforts, the impairment of goodwill and costs associated with the reduction of overhead and staffing.

   Research and Development expenses decreased from approximately $1,576,000 in 1998 to approximately $510,000 in 1999. During 1998, substantially all the efforts were for the development of the Orasis. During 1999, the Orasis was in production and only minor modification and development work was necessary.

   Interest expense increased from $968,000 in 1998 to approximately $2,099,000 in 1999. The increase in interest expense is directly related to the financial constraints on the Company during 1999. Interest expense in 1999 was mainly the result of the financing activities associated with the conversion of debt to common stock as well as the issuance of warrants associated with the debt.

Liquidity and Capital Resources

   The Company has incurred a net operating loss in each year since it's founding and as of December 31, 2000, has an accumulated deficit of approximately $47,644,000. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the

Company's ability to manufacture and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

   During the first and second quarters of 2000, the Company conducted a private placement, which raised approximately $8,600,000, of which $1,300,000 was used to settle certain trade payables. In the second quarter of 2000, the Company entered into a common stock purchase agreement, escrow agreement and registration rights agreement with an institutional investor. These agreements provide a $100,000,000 equity line of credit for use by the Company at its discretion. During the third quarter, the Company received $5,000,000 from the equity line in exchange for the issuance of 1,354,617 shares of common stock. In October, 2000, the Company also requested an additional drawdown of $2,000,000. The Company has available up to $93,000,000 under the equity line of credit.

Risk Factors

   We operate in a highly competitive and volatile industry. We are faced with aggressive pricing by competitors; competition for necessary parts, components and supplies; continually changing customer demands and rapid technological developments; and risks that buyers may encounter difficulties in obtaining governmental licenses or approvals, or in completing installation and construction of infrastructure, necessary to use our products or to offer them to end users. The following cautionary statements discuss certain important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements contained in this Annual Report.

Risks Related to Our Financial Results and/or Condition

 We have had a limited operating history.

   Since July 1996 we have operated without substantial sales or revenue. Our limited financial performance may make it difficult for potential sources of capital to evaluate the viability of our business to date and to assess its future viability.

 We have terminated one line of business that will result in reduced revenue.

   We substantially terminated contract-manufacturing services at the end of the second quarter of 1999 as part of our current operating strategy. For years ending December 31, 1998 and 1999, contract manufacturing services conducted through our subsidiary accounted for $5,637,574 and $2,134,563 in revenue. We will no longer offer such services to third parties but will instead apply such activities to develop and manufacture our own products.

 Availability of funding under our equity line is affected by our share price and general market conditions.

   In April 2000, we entered into a common stock purchase agreement with Techrich International establishing an equity line whereby we may request draws of up to $100,000,000 over an 18-month period in return for common stock and warrants that we issue to Techrich. The amount of securities to be issued under the equity line is based on a formula that is tied to the market price for our shares. The securities markets have recently experienced significant price and volume fluctuations. The market prices and volume of securities of technology and development-stage companies have been especially volatile. Market volatility and conditions could reduce the market price of our shares despite operating performance and the market price of our shares could decrease significantly if our operating performance falls below expectations.

   Because the amount of securities to be issued under our equity line is based on a formula that is tied to the market price of our shares just prior to the time of a drawdown, issuance of some or all of the securities allowed under the equity line could result in significant dilution of the per share value of our shares held by current investors. The inverse relationship between the price and amount of securities to be issued may have the following results:

  . the lower the average trading price of our shares at the time of a drawdown, the greater the number of securities that would be issued, and the greater the dilution caused by these securities;

  . the perceived risk of dilution may cause Techrich or other shareholders to sell their shares, which could contribute to the downward movement in the stock price of Techrich's shares; and

  . the significant downward pressure on the trading price of our shares could encourage Techrich and other shareholders to engage in short sales, which would further contribute to the downward spiraling price decline of our shares.

   If a large portion of the shares eligible for immediate resale after registration were to be offered for public resale within a short period of time, the current public market would likely be unable to absorb such shares. This could result in a significant reduction in current market prices. There can be no assurance that investors will be able to resell shares at the price they paid for the shares or at any price.

   Our placement agreement with Ladenburg Thalmann Co. Inc., restricts us from raising investment capital during the term of the common stock purchase agreement except through the common stock purchase agreement, unless otherwise agreed to in writing.

   If we need capital but are unable to drawdown under the common stock purchase agreement for any reason, we will need to separately negotiate with Ladenburg Thalmann and Techrich to lift those restrictions so we can obtain the capital from other sources. Our common stock purchase agreement with Techrich also limits our ability to sell our securities for cash at a discount to the market price for 18 months from the effective date of the registration statement filed in connection with establishment of the equity line.

Risks Related to Our Strategy

 We may be unable to identify or acquire additional technologies or products to diversify our product offering.

   We expect to avoid reliance upon any given product through acquisition and/or development of additional technologies and products. However, we may be unable to identify or acquire technologies or products. In that case, we may have to rely upon our own resources to develop such technologies and products internally. We may not have sufficient resources to do this. In addition, acquisitions involve a number of special risks, such as diversion of management's attention and financing issues, which may have a negative impact on operations and financial performance.

 We may not be able to efficiently integrate any acquired technologies, products or businesses.

   We expect to acquire technologies, products and other businesses to compliment our operations. There can be no assurance that we will be able to integrate the operations of any other business successfully. Acquisitions we do undertake will subject us to a number of risks, including the following:

  . inability to institute the necessary systems and procedures, such as accounting and financial reporting systems;

  . failure to retain key personnel;

  . assumption of unanticipated legal liabilities and other problems; and

  . amortization of acquired intangible assets.

   In addition, we may acquire technologies or products that prove incompatible to other products following further development.

 Even if we successfully integrate acquired technologies, products or businesses, we may be unable to effectively manage growth.

   We seek to become profitable by expanding sales of Orasis(R), the OraLynx(TM) set-top box and any new products that we may develop or acquire. To manage growth, we may be required to:

  . improve existing and implement new operational, production and personnel systems;

  . hire, train and manage additional qualified personnel; and

  . establish relationships with additional suppliers and strategic partners while maintaining existing relationships.

 The current set-top box agreement subjects us to risks associated with international operations.

   As we begin shipping under the set-top box agreement, we risk exposure to international risks, including:

  . greater difficulty in accounts receivable collection and longer collection periods;

  . unexpected changes in regulatory requirements;

  . reduced protection of intellectual property rights;

  . potentially adverse tax consequences; and

  . political instability.

 Focus on set-top box development under the set-top box agreement subjects us to risks associated with other participants' operations.

   We have no control over operations of other businesses involved in constructing, installing and operating the fiber optic cable network system for which we expect to provide the OraLynx(TM) set-top box. Decisions regarding construction, installation and operation of the system will be made without our input. Such decisions may have a material impact on the system and may delay shipment of our set-top boxes or otherwise negatively affect our operations.

Risks Related to Development, Production and Marketing of Our Products

 Product development involves substantial expense and resource allocation that may exceed our capabilities.

   We incurred substantial expense in developing the Orasis(R) computer. We expect to continue to develop enhancements and accessory equipment to meet customer and market demands. The OraLynx(TM) set-top box is in development and although it relies in part upon technology developed for the Orasis(R), we expect to incur substantial additional expense to fully develop this product. Delays in development arising from insufficient cash or personnel resources will hinder our ability to bring these products to market before competitors introduce comparable products. In that case, we will miss the opportunity to capitalize on the technological advances, which we believe such products may offer.

 We depend on outside sources for components and may be harmed by unavailability of components, excessive prices for components or unexpected delays in component deliveries.

   The Orasis(R) and OraLynx(TM) set-top box use or will use various component parts, such as PCBs, microchips and fabricated metal parts. We must obtain these components from manufacturers and third-party vendors. Our reliance on those manufacturers and vendors, as well as industry component supply, creates many risks including the following:

  . the possibility of a shortage of components;

  . increases in component costs;

  . variable component quality;

  . reduced control over delivery schedules; and

  . potential manufacturer/vendor reluctance to extend credit to us.

   If there is a shortage of component parts or if the cost of these parts substantially increases, our operations and our success in the marketplace could be materially and adversely affected.

 Errors or defects in our products could result in customer refund or product liability claims.

   Because our products are complex, they could contain errors or bugs that can be detected at any point in a product's life cycle. While we continually test our products for errors and will work with customers to identify and correct bugs, errors may be found in the future. Although many of these errors may prove to be immaterial, any of these errors could be significant. Detection of any significant errors may result in:

  . loss of or delay in market acceptance and sales of our products;

  . diversion of development resources;

  . injury to our reputation; or

  . increased maintenance and warranty costs.

   Errors or defects could harm our business and future operating results. Moreover, because our products will be used in critical computing functions, we may receive significant liability claims if our products do not work properly. Our agreements with customers typically do and will contain provisions intended to limit our exposure to product liability claims. However, these provisions may not preclude all potential claims. Liability claims could require us to spend significant time, money and effort in litigation. They also may result in substantial damage awards. Any such claim, whether or not successful, could materially damage our reputation and results of operation.

 We will be unable to develop, produce and market our products without qualified professionals and seasoned management.

   Our success depends in large part on our ability to recruit and retain professionals, key management and operating personnel. We need to complete development of the OraLynx(TM) set-top box and coordinate production of Orasis(R) computers and the OraLynx(TM) set-top box. We also need to develop marketing channels to increase market awareness and sales of our products. Qualified professionals, management and operating personnel are essential for these purposes. Such individuals are in great demand and are likely to remain a limited resource in the foreseeable future. Competition for them is intense and turnover is high. If we cannot attract and retain needed personnel, we will not succeed.

   We believe that our future success will depend on our ability to retain the services of our executive officers. These officers have developed industry relationships that are critical to our growth and development. They also will be essential in dealing with the significant challenges that we expect will arise from anticipated growth in our operations.

   We have an ongoing need to expand management personnel and support staff. The loss of one or more members of management or key employees, or the inability to hire additional personnel as needed, could have a material adverse effect on our operations.

Risks Related to Competition within Our Industry

 None of our products has achieved widespread distribution or customer acceptance.

   Although the Orasis(R) computer has passed the development stage, we have not established a market for it. The Orasis(R) is a solution oriented, pen-based, mobile computer system, which has been produced and marketed only on a limited basis. As the market and applications for the Orasis(R) increase, we anticipate its market will increase; however, there is no assurance that this will happen.

   The OraLynx(TM) set-top box is in the early stage of development and prototypes have completed the alpha stage of testing. We believe we will successfully develop the OraLynx(TM) set-top box that will conform to specifications under the set-top box agreement that will address a broad market demand. There can be no assurance that we will successfully develop the OraLynx(TM) set-top box or that a market demand will exist if development is completed to set-top box agreement specifications. In addition, if a market demand exists, it may be met with alternative products offered by competitors or with pricing that we cannot match.

 Competition in our industry is intense and we may not be able to compete successfully due to our limited resources.

   Our industry is highly competitive and dominated by competitors with substantial resources. Continuous improvement in product pricing and performance is the key to future success. At all levels of competition, pricing has become very aggressive. We expect pricing pressure to continue to be intense. Many of our competitors are larger and have significantly greater financial, technical, marketing and manufacturing resources. They also have broader product lines, greater brand name recognition and larger existing customer bases. As a result, our competitors may be better able to finance acquisitions or internal growth or respond to technological changes or customer needs.

   Current and potential competitors also have established or may establish cooperative relationships among themselves or with third parties to increase their ability to address customer needs. There can be no assurance that we will be able to compete successfully in developing, manufacturing or marketing our products. An inability to do so would adversely affect our business, financial condition and market price of our shares.

 Our industry is subject to rapid technological change and we may not be able to keep up.

   Rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles and changes in customer demands and evolving industry standards, characterize the computer industry. Our products could become obsolete if products based on new technologies are introduced or if new industry standards emerge.

   Computer equipment is inherently complex. As a result, we cannot accurately estimate the life cycles of our products. New products and product enhancements can require long development and testing periods, which requires retention of increasingly scarce technically competent personnel. Significant delays in new product releases or significant problems in installing or implementing new products can seriously damage our business. In the past, we have experienced delays in scheduled product introductions and cannot be certain that we will avoid similar delays in the future. We must produce products that are technologically advanced and comparable to and competitive with those made by others. Otherwise, our products may become obsolete or we will fail to achieve market acceptance.

   Our future success depends on our ability to enhance existing products, develop and introduce new products, satisfy customer requirements and achieve market acceptance. We cannot be certain that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner.

 We may sell fewer products if other vendors' products are no longer compatible with ours or other vendors bundle their products with those of our competitors and sell them at lower prices.

   Our ability to sell our products depends in part on the compatibility of our products with other vendors' software and hardware products. For example, Orasis(R) will not sell if it cannot run software, or access resources such as Internet or telephone services provided by others. The same is true for the set-top box. Other vendors may change their products so that they will no longer be compatible with our products. These vendors also may decide to bundle their products with products of our competitors for promotional purposes and to discount the sales price of the bundled products. If this were to occur, our business and future operating results could suffer.

 We have limited intellectual property protection and our competitors may be able to appropriate our technology or assert infringement claims.

   Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property, others may appropriate our technology and sell products with features similar to ours. This could reduce demand for our products. We rely on a combination of trade secrets, copyright and trademark laws, non-disclosure and other contractual provisions with employees and third parties, and technical measures to protect our proprietary rights in our products. There can be no assurance that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

   We believe that our products do not infringe upon the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any such claim may require us to commit substantial time and effort, and to incur substantial litigation expenses, and may subject us to significant liabilities that could have a material adverse effect on our financial condition and results of operations.

 Our business and operations may be affected by government regulations.

   Our products may be subject to various federal, state and other government regulations. For example, we are required to obtain CE approval and certification for the set-top box under the set-top box agreement. If we do not receive such approval and certification within thirty days of application, production will be postponed. In addition, if we do not receive such approval and certification within sixty days of application, the buyer may terminate the agreement. The Company may terminate the agreement if permits to install fiber optic and other infrastructure equipment are not issued to the buyer. Even if such permits are issued, delays in issuance will delay set-top box orders and shipments. Consequently, government regulations may interfere with our business plans and could have an adverse effect on our ability to develop and market our products.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

 Interest Rate Sensitivity.

   Substantially all of the Company's liquid investments and long-term debt are at fixed rates; therefore, the fair value of these instruments is affected by changes in market interest rates. The Company believes that the market risk arising from its holdings of liquid investments is minimal as substantially all of the Company's investments mature within one year.

 Foreign Currency Exchange Risk.

   All of our revenues are denominated in US dollars. Foreign sales and expenditures are nominal. We do not currently and do not intend in the future to utilize derivative financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

   The Company's financial statements are included in Item 14 (a).

Item 9. Changes in and Disagreements with Accountants on Accounting or Financial Disclosure

   Not applicable.

                                   PART III

Item 10. Directors, Executive Officers and Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

   Certain information concerning the registrant's executive officers is included under the caption, "Officers and Directors of the Registrant," following Part I of this report. Other information required by Items 10, 11, 12, and 13 will be contained in the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 13, 2001 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.


                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

   The Company did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Palatine and State of Illinois, on the 30th day of March, 2000.

                                          Dauphin Technology, Inc.

                                                 /s/ Andrew J. Kandalepas
                                          BY: _________________________________

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities and on the dates indicated.


             Signature                             Title                       Date
             ---------                             -----                       ----


      /s/ Andrew J. Kandalepas       Chairman of the Board of Directors   March 30, 2001
____________________________________ Chief Executive Officer, President
        Andrew J. Kandalepas

      /s/ Christopher L. Geier       Executive Vice President             March 30, 2001
____________________________________
        Christopher L. Geier

      /s/ Harry L. Lukens, Jr.       Chief Financial Officer and          March 30, 2001
____________________________________ Assistant Secretary
        Harry L. Lukens, Jr.

      /s/ Jeffrey L. Goldberg        Secretary and Director               March 30, 2001
____________________________________
        Jeffrey L. Goldberg

         /s/ Gary E. Soiney          Director                             March 30, 2001
____________________________________
           Gary E. Soiney

         /s/ Andrew Prokos           Director                             March 30, 2001
____________________________________
           Andrew Prokos

        /s/ Mary Ellen Conti         Director                             March 30, 2001
____________________________________
        Mary Ellen Conti, MD


                            DAUPHIN TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants......................... F-2

Report of Independent Public Accountants................................... F-3

Consolidated Balance Sheets--December 31, 2000 and 1999.................... F-4

Consolidated Statements of Operations for the Years Ended December 31,
 2000, 1999 and 1998....................................................... F-5

Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 2000,
 1999 and 1998............................................................. F-6

Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000, 1999 and 1998....................................................... F-7

Notes to Consolidated Financial Statements................................. F-8

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Dauphin Technology, Inc. and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of DAUPHIN TECHNOLOGY, INC. (an Illinois corporation) and Subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the two years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dauphin Technology, Inc. and its Subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and cash flows for the two years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          Grant Thornton LLP

Chicago, Illinois
March 22, 2001, except for note 19, as to which the date is April 3, 2001

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Dauphin Technology, Inc. and Subsidiary:

   We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of DAUPHIN TECHNOLOGY, INC. (an Illinois Corporation) and Subsidiary for the year ended December 31, 1998. These consolidated financial statements of operations, shareholders' equity and cash flows are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements of operations, shareholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows for Dauphin Technology, Inc. and Subsidiary for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

   The accompanying consolidated l statements of operations, shareholders' equity and cash flows have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has insufficient cash on hand to sustain future operations that raises substantial doubt about the entity's ability to continue as a going concern. The Company has received certain funding subject to the terms and conditions outlined in the twentieth paragraph of Note 17. Management's plans in regards to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Arthur Andersen LLP

Chicago, Illinois
March 31, 1999 (except with respect to the matters discussed in the twentieth paragraph of Note 17, as to which the date is April 15, 1999)

                            DAUPHIN TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                                       2000          1999
                                                   ------------  ------------
Current Assets:
  Cash............................................ $  2,683,480  $     31,087
  Accounts receivable--
    Trade, net of allowance for bad debt of
     $50,621 and $428,599 at
     December 31, 2000 and 1999...................      321,377       124,844
    Employee receivables..........................       21,590           118
  Inventory, net of reserves for obsolescence of
   $2,491,216 and $1,945,296 at December 31, 2000
   and 1999.......................................      505,749     1,521,886
  Prepaid expenses................................       20,794        38,779
                                                   ------------  ------------
      Total current assets........................    3,552,990     1,716,714
Investment in related party.......................      290,000       290,000
Property and equipment, net of accumulated
 depreciation of $1,127,040 and
 $712,192at December 31, 2000 and 1999............    1,477,787     1,365,440
Escrow deposit....................................      752,500           --
Goodwill, net of accumulated amortization of
 $412,500 at December 31, 2000....................    5,087,500           --
                                                   ------------  ------------
      Total assets................................ $ 11,160,777  $  3,372,154
                                                   ============  ============
Current Liabilities:
  Accounts payable................................ $    290,474  $  1,894,663
  Accrued expenses................................       80,433        26,719
  Current portion of long-term debt...............      113,629       127,249
  Customer deposits...............................       53,244       300,000
  Short-term borrowings...........................          --        286,000
                                                   ------------  ------------
      Total current liabilities...................      537,780     2,634,631
Long-term debt....................................      102,133       185,179
                                                   ------------  ------------
      Total liabilities...........................      639,913     2,819,810
Commitments and contingencies.....................          --            --
Shareholders' equity:
  Preferred stock, $0.01 par value, 10,000,000
   shares authorized but unissued.................          --            --
  Common stock, $0.001 par value, 100,000,000
   shares authorized; 61,652,069 shares issued and
   outstanding at December 31, 2000 and 51,671,582
   shares issued and outstanding at December 31,
   1999...........................................       61,653        51,671
  Warrants to purchase 8,522,572 and 4,211,958
   shares at December 31, 2000and 1999............    3,321,810     1,238,089
  Paid-in capital.................................   54,781,499    38,089,320
  Accumulated deficit.............................  (47,644,098)  (38,826,736)
                                                   ------------  ------------
    Total shareholders' equity....................   10,520,864       552,344
                                                   ------------  ------------
      Total liabilities and shareholders' equity.. $ 11,160,777  $  3,372,154
                                                   ============  ============

      The accompanying notes are an integral part of these balance sheets.

                            DAUPHIN TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 2000, 1999 and 1998

                                            2000         1999         1998
                                         -----------  -----------  -----------
Revenues................................ $   859,837  $ 2,279,058  $ 5,367,514
Cost of revenues........................   2,875,627    4,833,601    5,757,889
                                         -----------  -----------  -----------
    Gross loss..........................  (2,015,790)  (2,554,543)    (390,375)
Selling, general and administrative
 expenses...............................   4,042,699    4,173,095    3,273,132
Research and development expense........   1,472,093      510,287    1,576,477
                                         -----------  -----------  -----------
    Loss from operations................  (7,530,582)  (7,237,925)  (5,239,984)
Interest expense........................   1,370,136    2,099,179      968,414
Interest income.........................      83,356       30,800       76,841
                                         -----------  -----------  -----------
    Loss before income taxes............  (8,817,362)  (9,306,304)  (6,131,557)
Income taxes............................         --           --           --
                                         -----------  -----------  -----------
    Net loss............................ $(8,817,362) $(9,306,304) $(6,131,557)
                                         ===========  ===========  ===========
Loss per share:
  Basic................................. $     (0.15) $     (0.20) $     (0.16)
                                         ===========  ===========  ===========
  Diluted............................... $     (0.15) $     (0.20) $     (0.16)
                                         ===========  ===========  ===========
  Weighted average number of shares of
   common stock outstanding:
    Basic...............................  58,711,286   46,200,408   37,287,432
    Diluted.............................  58,711,286   46,200,408   37,287,432


        The accompanying notes are an integral part of these statements.

                            DAUPHIN TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998

                             Common Stock                              Treasury Stock
                          ------------------   Paid-in               -------------------  Accumulated
                            Shares   Amount    Capital    Warrants    Shares    Amount      Deficit        Total
                          ---------- ------- ----------- ----------  --------  ---------  ------------  -----------
Balance, January 1,
 1998...................  37,035,673 $37,036 $29,283,136 $      --   (730,577) $(255,702) $(23,388,875) $ 5,675,595
Issuance of common stock
 in connection with:
 Conversions of debt....   2,705,391   2,705   2,743,811        --    542,272    205,903           --     2,952,419
 Commissions to
  placement agent.......     172,700     173     178,745        --        --         --            --       178,918
 Purchase of fixed
  assets................      60,000      60      67,440        --        --         --            --        67,500
Issuance of warrants in
 connection with debt
 issuance...............         --      --          --      55,181       --         --            --        55,181
Stock bonuses paid......      26,236      26      70,653        --     50,123     16,493           --        87,172
Net loss................         --      --          --         --        --         --     (6,131,557)  (6,131,557)
                          ---------- ------- ----------- ----------  --------  ---------  ------------  -----------
Balance, December 31,
 1998...................  40,000,000 $40,000 $32,343,785 $   55,181  (138,182) $ (33,306) $(29,520,432) $ 2,885,228
Issuance of common stock
 in connection with:
 Conversions of debt....   4,985,358   4,985   3,842,235    287,700   101,673     24,402           --     4,159,322
 Private placement......   6,003,529   6,004   1,481,167    895,208    14,963      3,591           --     2,385,970
 Settlement of Trade
  Payables..............     656,322     656     395,243        --      1,546        371           --       396,270
Stock bonuses paid......      26,373      26      26,890        --     20,000      4,942           --        31,858
Net loss................         --      --          --         --        --         --     (9,306,304)  (9,306,304)
                          ---------- ------- ----------- ----------  --------  ---------  ------------  -----------
Balance, December 31,
 1999...................  51,671,582 $51,671 $38,089,320 $1,238,089       --   $     --   $(38,826,736) $   552,344
Issuance of common stock
 in connection with:
 Private placement......   4,654,613   4,656   8,180,022    419,556       --         --            --     8,604,234
 Stock purchase
  agreement.............   2,136,616   2,137   5,854,991  1,142,872       --         --            --     7,000,000
 Warrant exercise.......   1,999,602   1,999   1,234,715   (620,641)      --         --            --       616,073
 Consulting fees........     500,000     500     312,000  1,103,669       --         --            --     1,416,169
 Employee stock
  compensation..........         --      --       70,622        --        --         --            --        70,622
 Settlement of trade
  payables..............     480,000     480     299,520        --        --         --            --       300,000
 Stock options
  exercised.............       2,000       2         998        --        --         --            --         1,000
 Vendor payments........     207,656     208     739,311     38,265       --         --            --       777,784
Net loss................         --      --          --         --        --         --     (8,817,362)  (8,817,362)
                          ---------- ------- ----------- ----------  --------  ---------  ------------  -----------
Balance, December 31,
 2000...................  61,652,069 $61,653 $54,781,499 $3,321,810       --   $     --   $(47,644,098) $10,520,864
                          ========== ======= =========== ==========  ========  =========  ============  ===========

        The accompanying notes are an integral part of these statements.

                            DAUPHIN TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998

                                            2000         1999         1998
                                         -----------  -----------  -----------
Cash flows from operating activities:
  Net loss.............................. $(8,817,362) $(9,306,304) $(6,131,557)
  Non-cash items included in net loss
    Depreciation and amortization.......     827,348    1,101,616          --
    Inventory reserve...................     545,920    1,793,296          --
    Bad debt reserve....................    (377,978)     417,361          --
    Interest expense on convertible
     debt...............................         --     2,062,451      814,882
    Interest expense on capital raised..   1,302,383          --           --
    Warrants issued in lieu of
     consulting fees....................     680,005          --           --
    Common stock issued to vendors......   1,052,019          --           --
    Employee stock compensation.........      70,622          --           --
    Settlement of trade payables........    (436,478)         --           --
    Stock bonus.........................         --        31,858       87,172
  Changes in--
    Accounts receivable
     --trade............................     181,445      147,508     (226,892)
     --employee.........................     (21,472)      45,869      (25,792)
    Inventory...........................     470,217     (361,495)  (1,422,222)
    Prepaid expenses....................      17,985        7,817       (7,395)
    Escrow deposits.....................    (752,500)         --           --
    Accounts payable....................  (1,176,470)    (208,909)   1,312,788
    Accrued expenses....................      53,714     (188,586)     (70,532)
    Customer deposits...................      53,244          --           --
                                         -----------  -----------  -----------
      Net cash used in operating
       activities.......................  (6,327,358)  (4,457,518)  (5,351,143)
Cash flows from investing activities:
  Purchase of property and equipment....      (2,195)     (25,680)  (1,068,578)
  Acquisition of business...............  (6,025,000)         --           --
  Investment............................         --        10,000     (300,000)
                                         -----------  -----------  -----------
      Net cash used in investing
       activities.......................  (6,027,195)     (15,680)  (1,368,578)
Cash flows from financing activities:
  Proceeds from issuance of shares......  14,201,671    2,385,970          --
  Proceeds from exercise of warrants....   1,179,182          --           --
  Issuance of convertible debentures and
   warrants net of financing............         --     1,776,614    2,991,936
  (Decrease) increase in short-term
   borrowing............................    (286,000)     286,000      162,606
  Repayment of long-term leases and
   other obligations....................     (87,907)         --           --
                                         -----------  -----------  -----------
      Net cash provided by financing
       activities.......................  15,006,946    4,448,584    3,154,542
                                         -----------  -----------  -----------
        Net increase (decrease) in cash.   2,652,393      (24,614)  (3,565,179)
Cash, beginning of year.................      31,087       55,701    3,620,880
                                         -----------  -----------  -----------
Cash, end of year....................... $ 2,683,480  $    31,087  $    55,701
                                         ===========  ===========  ===========
Supplemental cash flow information:
  Interest paid......................... $    36,728  $    36,728  $   153,532
Noncash transactions:
  Common stock issued in connection with
    Purchase of fixed assets............ $       --   $       --   $    67,500
    Settlement of customer deposits and
     payables...........................     300,000      396,270          --
    Conversion of debentures............         --     4,159,322    2,952,419
    Commissions to placement agent......         --           --       178,918

        The accompanying notes are in integral part of these statements

                           DAUPHIN TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

 Description of Business

   Dauphin Technology, Inc. ("Dauphin" or the "Company") and its Subsidiaries design, manufacture and market mobile hand-held, pen-based computers, broadband set-top boxes, as well as other electronic devices for home and business use and performs design services, process methodology consulting and intellectual property development. Through one of its subsidiaries, the Company marketed its contract manufacturing services through July 1999. The Company, an Illinois corporation, was formed on June 6, 1988 and became a public entity in 1991.

 Basis of Presentation

   The consolidated financial statements include the accounts of Dauphin and its wholly owned subsidiaries, R.M. Schultz & Associates, Inc. ("RMS") and Advanced Digital Designs, Inc. ("ADD"). All significant inter-company transactions and balances have been eliminated in consolidation.

2. RISK AND UNCERTAINTIES:

 Absence of Operating Profit

   The Company has incurred a net operating loss in each year since it's founding and as of December 31, 2000 has an accumulated deficit of $47,644,098. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products including its set-top box. Financial success will also depend on amending contract terms to result in net revenue in excess of costs of manufacture and selling, general and administrative costs. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

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

                           DAUPHIN TECHNOLOGY, INC.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation is being computed using the straight-line methods over the estimated useful lives (principally three to seven years for machinery and equipment) and leasehold improvements over the lesser of the lease term or their useful life.

 Intangible Assets

   Goodwill is amortized over five years. Long-lived assets including goodwill and other intangible assets are reviewed for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the related assets' carrying value is compared to the undiscounted estimated future cash flows from the related operations. The Company recorded $412,500 of amortization expense during 2000.

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

 Revenue Recognition

   The Company recognizes revenue upon shipment of mobile computers, computer accessories and assembled products. Revenue from design services, consulting and intellectual property development is recognized in the month the services are performed. Revenue from the fulfillment of manufacturing contracts, generally less then year in length, is recognized upon shipment of the finished assembly.

 Earnings (Loss) Per Common Share

   Basic loss per common share is calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 58,711,286, 46,200,408 and 37,287,432 for the years ending December 31, 2000, 1999 and 1998, respectively. Diluted loss per common share is adjusted for the assumed exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect

 Concentration of Credit Risk

   Financial instruments which potentially subject Dauphin to concentrations of credit risk consist principally of accounts receivable. Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising Dauphin's customer base. However, one individual customer accounts for approximately 53% of total accounts receivable and approximately 53% of total revenues.

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

                           DAUPHIN TECHNOLOGY, INC.

4. INVENTORY

   Inventory is comprised of material, labor and overhead and consists of the following at December 31:

                                                             2000       1999
                                                          ---------- ----------
      Finished goods..................................... $   88,211 $   93,955
      Work in process....................................    156,040    625,450
      Raw materials......................................  2,752,714  2,747,777
                                                          ---------- ----------
                                                           2,996,965  3,467,182
      Less--Reserve for Obsolescence.....................  2,491,216  1,945,296
                                                          ---------- ----------
                                                          $  505,749 $1,521,886
                                                          ========== ==========

   During the fourth quarter of 2000, the Company wrote down approximately $1,440,000 of inventory, consisting primarily of raw materials, and disposed of certain excess and obsolete inventory which will not be used in the production of the Orasis(R) or the set top box. In addition, the Company also set up a reserve for obsolescence of approximately $510,000 to adjust for the net realizable value of the remaining inventory associated with the Orasis(R). In the third quarter of 1999, as a result of curtailing operations at RMS the Company wrote down approximately $1,793,000 of inventory, which consists of $1,168,000 of raw materials and $625,000 of work-in-process. This inventory was acquired to produce assemblies for RMS clients only.

5. PROPERTY AND EQUIPMENT

   Plastic molds are being amortized over the number of estimated parts to be produced (approximately 100,000) or three years whichever is less. Property and equipment consist of the following:

                                                              2000       1999
                                                           ---------- ----------
      Furniture and fixtures.............................. $   89,084 $   89,084
      Office equipment....................................    374,732    247,537
      Manufacturing and warehouse equipment...............    624,690    624,690
      Leasehold improvements..............................    407,186    407,186
      Plastic molds for the Orasis(R).....................    696,862    696,862
      Building............................................    400,000        --
      Automobile..........................................     12,273     12,273
                                                           ---------- ----------
                                                            2,604,827  2,077,632
      Less--Accumulated depreciation and amortization.....  1,127,040    712,192
                                                           ---------- ----------
                                                           $1,477,787 $1,365,440
                                                           ========== ==========

6. INVESTMENT

   During the third quarter of 1998, the Company invested in non marketable securities of a company that was managed by a former director of Dauphin. The investment is carried on the books at cost. The Company recorded dividend income of approximately $26,000 in 2000.

7. SHORT-TERM BORROWINGS:

   During 1999, the Company borrowed $286,000 from related affiliates with interest accrued at 1% per month. In April, 2000, all such borrowings, including interest, were paid in full.

                           DAUPHIN TECHNOLOGY, INC.

8. LONG-TERM DEBT

   As of December 31, 2000, the fair value of long-term debt approximates its book value. At December 31, long-term liabilities consist of:

                                                                2000     1999
                                                              -------- --------
   McHenry County Department of Planning and Development
    loan for expansion of RMS, payable in equal monthly
    installments over 84 months with 6% interest. This loan
    is unsecured and is due on 10/1/2004....................  $ 89,508 $113,149

   PACJETS Financial Ltd. equipment lease, payable in equal
    monthly installments over 60 months. The lease is
    collateralized by the equipment and has a one-dollar
    buy-out option. The lease carries 12% interest and is
    due on 10/15/2003.......................................    92,575  111,881

   PACJETS Financial Ltd. furniture lease payable in equal
    monthly installments over 36 months. The lease carries a
    23% annual interest rate and was due on 11/15/2000. The
    lease is collateralized by the furniture and has a one-
    dollar buy-out option...................................    23,269   27,176

   Forest Financial Corporation computer equipment lease
    payable in equal monthly installments over 60 months.
    The lease carries a 16.38% annual interest rate and is
    due on 01/01/2003. The lease is collateralized by the
    equipment and has a one-dollar buy-out option...........       --    11,016
   Other--Capital leases for certain vehicles, machinery and
    equipment and certain priority tax claims due and
    payable in equal monthly installments over 36 to 72
    months. All debts, collateralized by the equipment, are
    due starting in June 2000 through October 2002 and carry
    interest rates ranging from 9% to 18%...................    10,410   49,206
                                                              -------- --------
     Total long-term liabilities............................   215,762  312,428
     Less short-term........................................   113,629  127,249
                                                              -------- --------
       Total long-term......................................  $102,133 $185,179
                                                              ======== ========


   Future minimum debt payments are as follows:

      Year                                                            Amount Due
      ----                                                            ----------
      2001...........................................................  $113,629
      2002...........................................................    56,726
      2003...........................................................    24,343
      2004...........................................................    21,064
                                                                       --------
          Total long-term debt.......................................  $215,762
                                                                       ========

9. CONVERTIBLE DEBT AND WARRANTS

   On March 30, 1999, the Company signed an agreement with an accredited investor ("Investor"). The Investor agreed to commit up to $6 million according to the following conditions. A) The first closing for $1 million will occur upon execution of agreed upon documentation as well as a deposit of 2 million common shares (which shall be pledged by current shareholders) in escrow. This tranche will take the form of an 8% promissory note convertible into stock beginning sixty days after closing. B) If the Company's stock value is below the 5/8

                           DAUPHIN TECHNOLOGY, INC.

bid for two consecutive days the Company must replenish the escrow account with additional shares until the escrow value is greater than $1.5 million. The Investor received a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share for the commitment.

   In April 1999, the Company received the funds and subsequently deposited an additional 400,000 shares into an escrow account to compensate for the decline in share price. In May 1999, the note was converted into common stock and the escrow account was disbursed to the Investor.

10. STOCK-BASED COMPENSATION

   In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" the Company has elected to continue to account for stock compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". During 2000, the Company issued non-qualified stock options to purchase 3,921,832 shares of common stock to certain key employees at exercise prices ranging from $0.50 to $3.875 per share (approximating the market price at date of grant). The options vest immediately and expire in three years if the individual is still employed with the Company. Had the Company accounted for its stock options in accordance with Statement 123, at December 31, 2000 and 1999 pro forma earnings per share would have been:

                                            December 31, 2000 December 31, 1999
                                            ----------------- -----------------
      Net loss as reported (000's).........     $ (8,817)          $(9,232)
      Pro forma net loss for Statement 123
       (000's).............................      (12,622)           (9,245)
      Basic loss per common share as
       reported............................        (0.15)            (0.21)
      Pro forma basic loss per common
       share...............................        (0.21)            (0.21)
      Diluted loss per common share as
       reported............................        (0.15)            (0.21)
      Pro forma diluted loss per common
       share...............................        (0.21)            (0.21)

   For purposes of determining the pro forma effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option-pricing model:

                                             December 31, 2000 December 31, 1999
                                             ----------------- -----------------
      Dividend yield........................        0.0%              0.0%
      Risk-free interest rate...............        6.0%              6.0%
      Volatility factor.....................        224%              120%
      Expected life in years................       2.60              1.95

   Information regarding these options for 2000 and 1999 is as follows:

                                             2000                   1999
                                   -------------------------- ------------------
                                                     Weighted           Weighted
                                                     Average            Average
                                                     Exercise           Exercise
                                        Shares        Price    Shares    Price
                                   ----------------  -------- --------  --------
   Options outstanding beginning
    of year......................            50,000  $0.6563   233,000  $0.7748
   Options exercised.............            (2,000)  0.5000         0   0.0000
   Options granted...............         3,921,832   1.1644         0   0.0000
   Options forfeited.............           (56,500)  0.6604  (183,000)  0.8073
                                   ----------------  -------  --------  -------
   Options outstanding at year
    end..........................         3,913,332  $1.1658    50,000  $0.6563
   Weighted average fair value of
    options granted during the
    year.........................  $         1.0316           $    --
   Options exercisable at year
    end..........................         3,913,332             50,000
   Option price range at year
    end..........................  $0.50 to $4.3125           $ 0.6563

                           DAUPHIN TECHNOLOGY, INC.

   The following table summarizes information about the options outstanding at December 31, 2000 and 1999:

                  Options Outstanding                      Options Exercisable
-------------------------------------------------------- -----------------------
   Range of                                Weighted Avg.           Weighted Avg.
   Exercise     Number of  Weighted Avg.     Exercise    Number of   Exercise
    Prices       Shares   Contractual Life     Price      Shares       Price
   --------     --------- ---------------- ------------- --------- -------------
   $0.5000      1,092,500       2.02          $0.5000    1,092,500    $0.5000
   $0.7812      1,810,000       2.97          $0.7812    1,810,000    $0.7812
   $0.9531         25,000       2.99          $0.9531       25,000    $0.9531
   $1.0000        400,000       2.02          $1.0000      400,000    $1.0000
   $2.7500         47,500       2.80          $2.7500       47,500    $2.7500
   $3.5938        180,000       2.61          $3.5938      180,000    $3.5938
   $3.8750        333,332       2.76          $3.8750      333,332    $3.8750
   $4.3125         25,000       2.74          $4.3125       25,000    $4.3125
                ---------       ----          -------    ---------    -------
Total for 2000  3,913,332       2.60          $1.1658    3,913,332    $1.1658

   $0.6563         50,000       1.95          $0.6563       50,000    $0.6563
                ---------       ----          -------    ---------    -------
Total for 1999     50,000       1.95          $0.6563       50,000    $0.6563

11. EMPLOYEE BENEFIT PLAN

   The Company maintains a salary deferral 401(k) plan covering substantially all employees who meet specified service requirements. Contributions are based upon participants' salary deferrals and compensation and are made within Internal Revenue Service limitations. For the years 2000, 1999 and 1998, the Company did not make any matching contributions. The Company does not offer post-employment or post-retirement benefits. The Company does not administer this plan, and contributions are determined in accordance with provisions of the plan.

12. IMPAIRMENT OF ASSETS

   Goodwill associated with the acquisition of RMS was being amortized on a straight-line basis over 10 years. On an ongoing basis, the Company estimates the future undiscounted cash flows, before interest, of the operating unit to which the goodwill relates in order to evaluate its impairment. If impairment exists, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. During the third quarter of 1999 the Company experienced an impairment of the goodwill associated with the acquisition of RMS, when an estimated cash flow from the operating unit dramatically decreased. The Company recorded $767,475 as an amortization expense during 1999.

13. INCOME TAXES:

   A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense follows:

                                           2000         1999         1998
                                        -----------  -----------  -----------
      U.S. federal statutory rate
       applied to pretax loss.......... $(2,822,666) $(2,143,858) $(2,084,729)
      Permanent differences and
       adjustments.....................      33,112      785,739      120,802
      Net operating losses not
       recognized......................   2,789,554    1,358,119    1,963,927
                                        -----------  -----------  -----------
        Income tax provision........... $       --   $       --   $       --
                                        ===========  ===========  ===========

                           DAUPHIN TECHNOLOGY, INC.

   As of December 31, 2000 and 1999, the Company had generated deferred tax assets as follows:

                                                            December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
      Gross deferred tax assets--
        Net operating loss (NOL) carryforward......... $34,597,636  $24,680,762
        Reserves for inventory obsolescence...........   2,491,216    1,945,296
        Bad debt reserve..............................      50,621      428,599
        Depreciation..................................      39,349        5,567
        Goodwill......................................     275,000          --
        Other timing differences......................      10,200       10,200
                                                       -----------  -----------
                                                        37,464,022   27,070,424
        Current federal statutory rate................          34%          34%
                                                       -----------  -----------
          Deferred tax assets.........................  12,737,767    9,203,944
        Less valuation allowance......................  12,737,767    9,203,944
                                                       -----------  -----------
          Net deferred tax asset...................... $       --   $       --
                                                       ===========  ===========

   Deferred income taxes include the tax impact of net operating loss (NOL) carryforwards. Realization of these assets, as well as other assets listed above, is contingent on future taxable earnings by the Company. A valuation allowance of $12,737,767 and $9,203,944 at December 31, 2000 and 1999,
respectively, has been applied to these assets. During 1995, there was an ownership change in the Company as defined under Section 382 of the Internal Revenue Code of 1986, which adversely affects the Company's ability to utilize the NOL carryforward.

14. BUSINESS SEGMENTS:

   The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". During 2000, the Company has two reportable segments: Dauphin Technology, Inc. and Advanced Digital Designs, Inc. ("ADD"). During 1999 and 1998, the Company had two reportable segments:
Dauphin Technology, Inc. and R.M. Schultz & Associates, Inc. ("RMS"). Dauphin is involved in design, manufacturing and distribution of hand-held pen-based computer systems and accessories. ADD is a design engineering company performing design services, process methodology consulting and intellectual property development. RMS was an electronic contract manufacturing firm.

                           DAUPHIN TECHNOLOGY, INC.

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

                                             2000         1999         1998
                                         ------------  -----------  -----------
      Revenue
        Dauphin......................... $     63,913  $   273,544  $   385,739
        RMS.............................          --     2,134,563    5,637,574
        ADD.............................      984,674          --           --
        Inter-company elimination.......     (188,750)    (129,049)    (655,799)
                                         ------------  -----------  -----------
          Total.........................      859,837    2,279,058    2,730,035
      Operating (Loss)
        Dauphin.........................   (7,523,421)  (2,947,396)  (4,707,321)
        RMS.............................          --    (4,286,231)    (499,885)
        ADD.............................     (195,911)         --           --
        Inter-company elimination.......      188,750       (4,298)     (32,778)
                                         ------------  -----------  -----------
          Total.........................   (7,530,582)  (7,237,925)  (5,239,984)
      Assets
        Dauphin.........................   17,794,438    6,443,079    4,991,346
        RMS.............................      598,782    2,156,937    5,078,453
        ADD.............................    6,735,372          --           --
        Inter-company elimination.......  (13,967,815)  (5,227,862)  (3,350,164)
                                         ------------  -----------  -----------
          Total.........................   11,160,777    3,372,154    6,719,635
      Capital Expenditures
        Dauphin.........................        2,195       18,544      748,131
        RMS.............................          --         7,136      387,947
        ADD.............................          --           --           --
                                         ------------  -----------  -----------
          Total.........................        2,195       25,680    1,136,078

15. COMMITMENTS AND CONTINGENCIES:

   Minimum annual rental commitments at December 31, 2000 under non-cancelable operating leases, principally for real estate, are payable as follows:

                                    Dauphin    RMS
                                   --------- --------
             2001................. $ 120,438 $190,660
             2002.................    51,190   81,025
                                   --------- --------
                                   $ 171,628 $271,685
                                   ========= ========

   Total rental expense was approximately $294,000, $300,000 and $276,000 for 2000, 1999 and 1998 respectively. The leases contain renewal options and escalation clauses.

   During 2000 and through the date of this report, the Company has been engaged in various legal proceedings. Management believes that any existing litigation would not be material to the overall financial condition of the Company.

                           DAUPHIN TECHNOLOGY, INC.

16. RELATED-PARTY TRANSACTIONS:

   CADserv, an engineering services company based in Schaumburg, Illinois, controlled by an Officer and a major shareholder, has contributed to the design, packaging and manufacturing of the Orasis(R). The Company paid $140,192 in 1998 for such services. The Company has resumed using CADserv to assist in the design of the set-top box in 2001.

   In 1999 the Company borrowed $286,000 from related affiliates, including two members of the Board of Directors. The loans accrue interest at 1% per month until maturity. The loans and interest were repaid in March and April, 2000.

   RMS facilities are leased from Enclave Corporation, a company that is owned by the former President of RMS. The Company paid $179,468 of rent and $30,206 of real estate taxes for the property lease in 1999 and $179,684 of rent and $24,150 of real estate taxes for 1998.

17. EQUITY TRANSACTIONS:

 2000 Transactions

   During the first and second quarter of 2000, the Company conducted a private placement of 4,654,653 common shares and approximately 1,300,000 warrants to a group of accredited investors in exchange for approximately $8,600,000. The proceeds were used to settle the majority of trade payables, for day-to-day operations and to start the development of the set-top box.

   In January 2000, the Company issued 480,000 shares to a customer in exchange for cancellation of $300,000 of customer deposits.

   In January 2000, the Company issued warrants to an investment banker, for services rendered, to purchase 350,000 shares at an exercise price of $1.00.

   In January 2000, the Company issued 500,000 shares to a consulting firm for services rendered in relation to a European contract.

   In April 2000, the Company completed its private placement and issued 3,630,000 warrants to an investment banker in lieu of consulting fees.

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

                           DAUPHIN TECHNOLOGY, INC.

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

   In September 2000, the Company issued 73,750 stock options to certain employees under employment agreements. At the time of issuance, the option price was below the market price and the Company recorded $70,622 as additional compensation expense.

   On October 17, 2000, the Company issued a drawdown notice in connection with the common stock purchase agreement for $2,000,000. Upon receipt of the funds, the Company issued 781,999 shares of common stock and warrants to purchase 44,646 shares of common stock at exercise prices ranging from $3.26676 to $4.4369.

   On October 20, 2000 the Company entered into an agreement with Best S.A. to act as its distributor/agent in Greece. On October 26, 2000 the Company issued 1,550,000 shares of restricted stock to Best S.A. as a performance bond to assure the Company's compliance with the Set-Top Box Agreement by and between the Company and Estel S.A. These shares have not been included in the issued and outstanding shares as of December 31, 2000, as Best S.A. has acknowledged that they would return the shares to the Company upon satisfactory compliance with the Set-Top Box Agreement. The agreement with Best S.A. requires the Company to register these shares with the Securities and Exchange Commission during 2000. To secure performance of the Company's obligation to register these shares, Andrew J. Kandalepas, Chairman of the Board and CEO of the Company, granted to Best S.A. a security interest in 1,032,118 shares of Company stock owned by him.

   In December 2000, the Company issued 22,000 shares of common stock and warrants to purchase 148,265 shares of common stock at exercise prices ranging from $1.0312 to $1.25, as payment for certain advertising and promotional expenses and consulting services related to the establishment of an office in Europe.

   In December 2000, the Company re-priced approximately 3,012,000 warrants it had previously issued to outside consultants. The warrants were originally issued with an exercise price ranging from $10.00 to $5.00, and were re-priced with exercise prices ranging from $5.00 to $2.00 per share. The re-pricing created a charge to earnings of approximately $234,000.

 1999 Transactions

   In January and April 1999, the Company issued a total of 46,373 shares under an employment contract with Richard M. Schultz. As of May 14, 1999, the Company no longer employs Richard M. Schultz.

   In February and March 1999, the Company issued a total of 87,380 treasury shares and 1,570,927 shares in exchange for $660,000 of principal, $17,123 of interest and $32,909 of original issue discount amortization on Convertible Debentures--2001A. In addition, in March the short-term loan from an investor in the amount of $250,000 together with $7,500 of interest was converted into 427,667 shares.

                           DAUPHIN TECHNOLOGY, INC.

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

                           DAUPHIN TECHNOLOGY, INC.

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

   In December 1999, the Company issued 362,858 shares in exchange for $72,572 from two accredited investors. In addition to shares, the Company issued two Warrants for the total of 362,858 common shares to the investors with a strike price of $0.20. The Warrants were valued at $68,637 using Black-Scholes securities valuation model assuming among other things 6% risk free rate, 0% dividend yield, five years life and 120% volatility.

 1998 Transactions

   On January 5, March 5, June 5 and September 5, 1998, under an employment contract relating to the RMS acquisition, the Company issued 12,500 shares on each date to Richard M. Schultz. Under the contract, Mr. Schultz is entitled to purchase 50,000 common shares per year for the duration of his employment contract

                           DAUPHIN TECHNOLOGY, INC.

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

   On March 3, 1998, for services performed, the Company issued 30,000 shares to an employee of the Company, as a bonus.

   On March 31, 1998 the Company registered with Securities and Exchange Commission 4,523,608 shares issued to accredited investors in a private placement that concluded in December 1997. In addition to the shares issued in the private placement, the Company registered 2,964,327 shelf shares for use, if needed, for future acquisitions, to raise capital, to fund production of Orasis(TM) hand-held computer or RMS contract manufacturing operations.

   On May 8, 1998, the Company issued 60,000 common shares to Family Tools, Inc. for industrial molds used in the production of Orasis(TM) hand-held computer. The shares were valued at $1.125, closing bid price on that day.

   On June 24, 1998, for services performed, the Company issued 3,000 shares to an employee of the Company, as a bonus.

   Since May of 1998, 2,705,391 shares that were previously registered as shelf shares and 542,272 treasury shares were issued in exchange for $1 million of principal of 2001 Debentures and $1.1 million of principal of 2001A Debentures and $21,070 of interest. $34,400 and 172,700 shares in lieu of $178,918 in fees were issued to brokers for the 2001 Debentures and 2001A Debentures (Note 7).

18. ACQUISITION:

   On August 28, 2000, the Company acquired T & B Designs, Inc. (formerly known as Advanced Digital Designs, Inc.), Advanced Technologies, Inc. and 937 Plum Grove Road Partnership in exchange for $3 million in cash and $3 million to be held in escrow and disbursed in accordance with the terms and conditions of an Escrow Agreement. The transaction was accounted for under the purchase method of accounting. Goodwill was recorded and is to be amortized under the straight-line method over a 5-year period.

   The purchase price, plus direct costs of the acquisition, were allocated as follows:

      Building...................................................... $  400,000
      Computer equipment............................................    110,000
      Other equipment...............................................     15,000
      Excess of Cost over Net Assets Acquired.......................  5,500,000
                                                                     ----------
          Total..................................................... $6,025,000
                                                                     ==========

   Pro Forma operating results for the years ended December 31, 2000 and 1999, as required under APB 16 (Accounting Principles Board Opinion number 16, regarding Business Combinations), are as follows:

                                                          2000         1999
                                                       -----------  -----------
      Revenue......................................... $ 3,548,801  $ 5,513,493
      Operating loss..................................  (7,023,058)  (6,594,083)
      Net loss........................................  (8,253,941)  (8,650,289)
      Net loss per share
        Basic......................................... $     (0.14) $     (0.19)
        Diluted....................................... $     (0.14) $     (0.19)

                           DAUPHIN TECHNOLOGY, INC.

19. SUBSEQUENT EVENTS:

   On March 30, 2001, Best S.A. executed the personal guarantee of Mr. Andrew
J. Kandalepas, which he had granted to secure the performance of the Company's obligation to register the 1,550,000 shares issued in connection with the performance bond.

   On April 3, 2001, the Company and Estel Telecommunications S.A. cancelled the performance bond issued on October 26, 2000 and the 1,550,000 shares of restricted stock held by Best S.A. were returned to the Company.

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

   A summary of selected quarterly information for 2000 and 1999 is as follows:

                                             2000 Quarter Ended
                               ----------------------------------------------------
                                March 31,     June 30,     Sept. 30,     Dec. 31,
                               -----------   -----------  -----------   -----------
      Revenues................ $     4,736   $    11,305  $   344,975   $   498,821
      Gross Profit (Loss).....     238,886      (346,256)      27,747    (1,936,167)
      Net Loss................  (2,312,421)*  (1,249,631)  (1,173,789)*  (4,081,521)
      Net Loss per share
        Basic................. $     (0.04)* $     (0.02) $     (0.02)* $     (0.07)
        Diluted............... $     (0.04)  $     (0.02) $     (0.02)  $     (0.07)
                                             1999 Quarter Ended
                               ----------------------------------------------------
                                March 31,     June 30,     Sept. 30,     Dec. 31,
                               -----------   -----------  -----------   -----------
      Revenues................ $ 1,246,061   $   781,882  $   157,680   $    93,435
      Gross Profit (Loss).....    (174,176)     (350,167)  (1,947,336)      (82,864)
      Net Loss................  (2,048,553)   (2,423,339)  (3,584,478)   (1,249,934)
      Net Loss per share
        Basic................. $     (0.05)  $     (0.05) $     (0.07)  $     (0.03)
        Diluted............... $     (0.05)  $     (0.05) $     (0.07)  $     (0.03)

--------
   *Net loss and per share amounts have been adjusted from previously reported amounts to offset certain beneficial interest expense against additional paid in capital rather than interest expense amounting to $419,556 (0.01 per share) and $1,645,799 (0.03 per share) for the quarters ending March 31, 2000 and September 30, 2000, respectively.

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

Board of Directors
Dauphin Technology, Inc.

   In connection with our audit of the consolidated financial statements of Dauphin Technology, Inc., and its Subsidiaries referred to in our report dated March 22, 2001, which is included on page F-2 of this Form 10-K, we have also audited Schedule II for the years ended December 31, 2000, 1999 and 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          Grant Thornton LLP

Chicago, Illinois
March 22, 2001 (except for
note 19, as to which the date
is April 3, 2001)

                                                                     SCHEDULE II

                            DAUPHIN TECHNOLOGY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at Charged to            Balance at
                                     Beginning   Costs &                End of
Description                          Of Period   Expenses  Deductions   Period
-----------                          ---------- ---------- ---------- ----------
Year ended December 31, 2000
  Allowance for doubtful accounts... $  428,599 $   74,342 $  452,320 $   50,621
  Reserve for obsolete inventory....  1,945,296  1,950,000  1,404,080  2,491,216
Year ended December 31, 1999
  Allowance for doubtful accounts... $   11,238 $  417,361 $      --  $  428,599
  Reserve for obsolete inventory....    152,000  1,793,296        --   1,945,296
Year ended December 31, 1998
  Allowance for doubtful accounts... $    7,500 $    3,738 $      --  $   11,238
  Reserve for obsolete inventory....  2,143,934    648,000  2,639,934    152,000

Notes:
(a) Deductions for the allowance for doubtful accounts consists of accounts written off, net of recoveries.