Form 10-Q
period 2001-03-31
DAUPHIN TECHNOLOGY INC
filed 2001-04-27
CIK 832489

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  -------
              SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended March 31, 2001

                                      OR

  _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the transition period from ____________ to ____________.

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

________________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No _____
    ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X     No _____
    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 25, 2001, 61,866,069 shares of the registrant's common stock, $.001 par value, was issued and outstanding.

                           DAUPHIN TECHNOLOGY, INC.
                               Table of Contents
                               -----------------

                                                                                            Page
PART I                                      FINANCIAL INFORMATION
     Item 1.    Financial Statements

                CONDENSED CONSOLIDATED BALANCE SHEETS                                         3
                  March 31, 2001 and December 31, 2000

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended March 31, 2001 and 2000                                  4

                CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY                      5
                  Year Ended December 31, 2000 and
                  Three Months Ended March 31, 2001

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                               6
                  Three Months Ended March 31, 2001 and 2000

                NOTES TO FINANCIAL STATEMENTS                                                 7

Item 2.         Management's Discussion and Analysis of Results of                           10
                Operations and Financial Condition

PART II                                        OTHER INFORMATION                             12

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

                           Dauphin Technology, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     March 31, 2001 and December 31, 2000
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                March 31, 2001          December 31, 2000
                                                                                --------------          -----------------
CURRENT ASSETS:
   Cash                                                                         $  1,929,822             $  2,683,480
   Accounts receivable-
    Trade, net of allowance for bad debt of $50,621 at March 31, 2001
      and December 31, 2000                                                          344,725                  321,377
    Employee receivables                                                              18,248                   21,590
   Inventory, net of reserve for obsolescence of $2,491,216 at
      March 31, 2001 and December 31, 2000                                           529,060                  505,749
   Prepaid expenses                                                                  121,714                   20,794
                                                                                ------------             ------------
          Total current assets                                                     2,943,569                3,552,990

INVESTMENT IN RELATED PARTY                                                          290,000                  290,000

 PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $1,225,685 at March 31, 2001 and $1,127,040 at December 31, 2000               1,405,755                1,477,787

 ESCROW DEPOSIT                                                                      706,164                  752,500

GOODWILL, net of accumulated amortization of $687,500 at March
    31, 2001 and $412,500 at December 31, 2000                                     4,812,500                5,087,500
                                                                                ------------             ------------

                     Total assets                                               $ 10,157,988             $ 11,160,777
                                                                                ============             ============
CURRENT LIABILITIES:
  Accounts payable                                                              $    225,390             $    290,474
  Accrued expenses                                                                    75,088                   80,433
  Current portion of long-term debt                                                  109,738                  113,629
  Customer Deposits                                                                   53,588                   53,244
                                                                                ------------             ------------

                     Total current liabilities                                       463,804                  537,780

LONG-TERM DEBT                                                                        84,182                  102,133
                                                                                ------------             ------------

                     Total liabilities                                               547,986                  639,913

COMMITMENTS AND CONTINGENCIES                                                              -                        -

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized
    but unissued                                                                           -                        -

  Common stock, $0.001 par value, 100,000,000 shares authorized;
    61,866,069 and 61,652,069 issued and outstanding at March 31,
    2001 and at December 31, 2000, respectively                                       61,867                   61,653


  Warrants                                                                         3,270,150                3,321,810
  Paid-in capital                                                                 54,937,245               54,781,499
  Accumulated deficit                                                            (48,659,260)             (47,644,098)
                                                                                ------------             ------------
               Total shareholders' equity                                          9,610,002               10,520,864
                                                                                ------------             ------------

                      Total liabilities and shareholders' equity                $ 10,157,988             $ 11,160,777
                                                                                ============             ============

                           Dauphin Technology, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three months ended March 31, 2001 and 2000
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                 Three Months
                                                Ended March 31,
                                                ---------------
                                                  2001          2000
                                           -----------   -----------
NET REVENUE                                $   445,154   $     4,736

COST OF REVENUE                                328,585      (234,150)
                                           -----------   -----------
           Gross Profit (Loss)                 116,569       238,886
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSE                    750,984     1,093,184

RESEARCH AND DEVELOPMENT
     EXPENSE                                   462,522        84,714
                                           -----------   -----------
          Loss from Operations              (1,096,937)     (939,012)

INTEREST EXPENSE                                 6,885     1,373,409

INTEREST INCOME                                 88,660             -
                                           -----------   -----------
           Loss before Income Taxes         (1,015,162)   (2,312,421)

INCOME TAXES                                         -             -
                                           -----------   -----------

              NET LOSS                     $(1,015,162)  $(2,312,421)
                                           ===========   ===========

BASIC AND DILUTED LOSS PER SHARE           $     (0.02)  $     (0.04)
                                           ===========   ===========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING              61,798,069    56,337,996
                                           ===========   ===========

                           Dauphin Technology, Inc.
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
      Year ended December 31, 2000 and three months ended March 31, 2001
                                  (Unaudited)

                                          Common Stock        Paid-in                  Treasury Stock      Accumulated
                                          ------------                                 --------------
                                       Shares      Amount     Capital      Warrants   Shares     Amount      Deficit       Total
                                       ------      ------     -------      --------   ------     ------      -------       -----
BALANCE, December 31, 1999            51,671,582   $51,671  $38,089,320   $1,238,089         -   $   -   $(38,826,736)  $   552,344


Issuance of common stock in
 connection with:
  Private placement                    4,654,613     4,656    8,180,022      419,556         -       -              -     8,604,234
  Stock purchase agreement             2,136,616     2,137    5,854,991    1,142,872         -       -              -     7,000,000
  Warrant exercise                     1,999,602     1,999    1,234,715     (620,641)        -       -              -       616,073
  Consulting fees                        500,000       500      312,000    1,103,669         -       -              -     1,416,169
  Employee stock compensation                  -         -       70,622            -         -       -              -        70,622
  Settlement of trade
   payables                              480,000       480      299,520            -         -       -              -       300,000
  Stock options exercised                  2,000         2          998            -         -       -              -         1,000
  Vendor payments                        207,656       208      739,311       38,265         -       -              -       777,784
Net loss                                       -         -            -            -         -       -     (8,817,362)   (8,817,362)
                                     -----------   -------  -----------   ----------   -------   -----   ------------   -----------
BALANCE, December 31, 2000            61,652,069    61,653   54,781,499    3,321,810         -       -    (47,644,098)   10,520,864

Issuance of common stock in
 connection with:
  Warrant exercise                       210,000       210      153,750      (51,660)        -       -              -       102,300
  Stock options exercised                  4,000         4        1,996            -         -       -              -         2,000
Net loss                                       -         -            -            -         -       -     (1,015,162)   (1,015,162)
                                     -----------   -------  -----------   ----------   -------   -----   ------------   -----------
BALANCE, March 31, 2001               61,866,069   $61,867  $54,937,245   $3,270,150         -   $   -   $(48,659,260)  $ 9,610,002
                                     ===========   =======  ===========   ==========   =======   =====   ============   ===========

                            Dauphin Technology, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2001 and 2000
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                  2001          2000
                                                                 ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES -
     Net loss                                                 $(1,015,162)  $(2,312,421)
     Non-cash items included in net loss:
      Depreciation and amortization                                98,645       100,269
      Amortization of goodwill                                    275,000             -
      Warrants issued in lieu of consulting fees                        -       191,333
      Common stock issued to vendors                                    -       312,500
      Interest expense on capital raised                                -     1,302,383
      Settlement of trade payables                                      -      (418,960)
     (Increase) decrease in accounts receivable - trade           (23,348)       12,810
     Decrease in accounts receivable from employees                 3,342             -
     Increase in inventory                                        (23,311)            -
     Increase in prepaid expenses                                (100,920)      (80,315)
     Decrease in escrow deposits                                   46,336             -
     Decrease in accounts payable                                 (65,084)   (1,231,964)
     Decrease in accrued expenses                                  (5,345)      (11,206)
     Increase in customer deposits                                    344             -
                                                              -----------   -----------

     Net cash used in operating activities                       (809,503)   (2,135,571)

CASH FLOWS FROM INVESTING ACTIVITIES -
     Purchase of equipment                                        (26,613)       (2,195)
                                                              -----------   -----------

     Net cash used in investing activities                        (26,613)       (2,195)

CASH FLOWS FROM FINANCING ACTIVITIES -
     Proceeds from issuance of shares                             104,300     6,485,805
     Proceeds from issuance of warrants                                 -        60,572
     Repayment of long-term leases and other obligations          (21,842)      (25,735)
     Decrease in short-term borrowing                                   -      (186,000)
                                                              -----------   -----------

     Net cash provided by financing activities                     82,458     6,334,642
                                                              -----------   -----------

     Net (decrease) increase in cash                             (753,658)    4,196,876

CASH BEGINNING OF PERIOD                                        2,683,480        31,087
                                                              -----------   -----------

CASH END OF PERIOD                                            $ 1,929,822   $ 4,227,963
                                                              ===========   ===========

CASH PAID DURING THE PERIOD FOR -
     Interest                                                 $     6,885   $    30,026

NON-CASH ACTIVITY:
Common stock issued in connection with:
     Settlement of customer deposits and payables             $         -   $   300,000

                           Dauphin Technology, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
-----------------------------------------------------

Description of Business

Dauphin Technology, Inc. ("Dauphin" or the "Company") and its subsidiaries design, manufacture and market mobile hand-held, pen-based computers, broadband set-top boxes, as well as other electronic devices for home and business use and perform design services, process methodology consulting and intellectual property development, out of its three locations in northern Illinois. The Company, an Illinois corporation, was formed on June 6, 1988 and became a public entity in 1991.

Basis of Presentation

The consolidated financial statements include the accounts of Dauphin and its wholly owned subsidiaries, R.M. Schultz & Associates, Inc. ("RMS"), and Advanced Digital Designs, Inc ("ADD"). All significant intercompany transactions and balances have been eliminated in consolidation.

2.  SUMMARY OF MAJOR ACCOUNTING POLICIES
    ------------------------------------

Earnings (Loss) Per Common Share

Basic earnings per common share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 61,798,069 for the three-month period March 31, 2001 and 56,337,996 for the three-month period March 31, 2000. Diluted earnings per common share are adjusted for the assumed conversion exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect. Approximately 12.5 million additional shares would be outstanding if all warrants and all stock options were exercised as of March 31, 2001.

Unaudited Financial Statements

The accompanying statements are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of results have been included. The interim financial statements contained herein do not include all of the footnotes and other information required by accounting principles generally accepted in the United States of America for complete financial statements as provided at year-end. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 2000.

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

                            Dauphin Technology, Inc.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

Restatement of prior period

Interest expense, net loss and per share amounts have been adjusted from previously reported amounts to offset certain beneficial interest expense against additional paid in capital rather than interest expense amounting to $419,556 ($0.01 per share) for the quarter ended March 31, 2000.

3.  RISKS AND UNCERTAINTIES
    -----------------------

The Company has incurred a net operating loss in each year since its founding and as of March 31, 2001 has an accumulated deficit of $48,659,260. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to design and develop and market commercially acceptable products including its set-top box. Financial success will also depend on amending contract terms to result in net revenue in excess of costs of manufacture and selling, general and administrative costs. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

4.  BUSINESS SEGMENTS
    -----------------

The Company has two reportable segments: Dauphin Technology, Inc. and RMS (Dauphin) and Advanced Digital Designs, Inc. (ADD). Dauphin is involved in design, manufacturing and distribution of hand-held pen-based computer systems and accessories and smartbox set-top boxes. ADD performs design services, process methodology consulting and intellectual property development.


                                         March 31, 2001        March 31, 2000
                                         --------------        --------------
Revenue
     Dauphin                               $      4,566          $      4,736
     ADD                                        638,275                     -
     Inter-company elimination                 (197,687)                    -
                                           ------------          ------------
                        Total              $    445,154          $      4,736
                                           ============          ============
Operating (Loss)
     Dauphin                               $ (1,037,747)         $ (1,120,265)
     ADD                                        (59,190)                    -
     Inter-company elimination                        -                     -
                                           ------------          ------------
                        Total              $ (1,096,937)         $   (939,012)
                                           ============          ============

                                         March 31, 2001     December 31, 2000
                                         --------------     -----------------
Assets
     Dauphin                               $ 17,752,580          $ 18,393,220
     ADD                                      6,920,437             6,735,372
     Inter-company elimination              (14,515,029)          (13,967,815)
                                           ------------          ------------
                        Total              $ 10,157,988          $ 11,160,777
                                           ============          ============

5.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

The Company is an operating entity and in the normal course of business, from time to time, may be involved in litigation. In management's opinion, any current or pending litigation is not material to the overall financial position of the Company.

                            Dauphin Technology, Inc.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

6.  EQUITY TRANSACTIONS
    -------------------

2001 Events

During the first quarter of 2001, the Company received proceeds in the amount of $102,300 for the exercise of 210,000 warrants. Additionally, employees exercised 4,000 stock options at a price of $.50 per share.


Subsequent Events

On April 3, 2001, the Company and Estel Telecommunications S.A. cancelled the performance bond issued on October 26, 2000 and the 1,550,000 shares of restricted stock held by Best S.A. were returned to the Company. In connection with the cancellation of the shares, Best S.A. executed the personal guarantee of Mr. Andrew J. Kandalepas, which he had granted to secure the performance of the Company's obligation to register the 1,550,000 shares issued in connection with the performance bond.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                           THE RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
----------------------------------------------------------------------------
2000
----

Revenues for the three months ended March 31, 2001 and 2000 were approximately $445,000 and $5,000, respectively. Revenues in the first quarter of 2001 consisted of approximately $327,000 of consulting fees from the Company's design engineering subsidiary and $34,000 from the sale of the Orasis(R) hand-held computer and accessories. Revenues in the first quarter of 2000 were approximately $5,000 from the sale of the Orasis(R) accessories. Cost of revenues and gross profit margins are not comparable for the period due to fluctuation in sales settlement of trade payables in 2000. Cost of revenues for 2001 consists primarily of design services payroll and related costs

Selling, general and administrative expenses decreased to approximately $751,000 in 2001 from $1,093,000 in 2000. Selling, general and administrative expenses during 2000 consisted of professional fees and financial services expenses related to the private placement. In 2001, these costs were partially offset by the increase in expenses for the design engineering operations.

Research and Development expenses increased to approximately $463,000 during the first quarter ended March 31, 2001 from $85,000 for the corresponding period in 2000. Research and Development costs primarily consist of costs related to the development of the set-top box, with a small portion related to further development of the Orasis(R).

Interest expense decreased to approximately $7,000 for the first quarter of 2001 from $1,373,000 for the first quarter of 2000. This decrease is primarily attributed to the fact that during the first quarter of 2000, the Company incurred substantial interest cost associated with the capital raised during the private placement. In 2001, the interest is primarily related to certain capital leases on various equipment.

Net loss

The consolidated loss after tax decreased for the first quarter ended March 31, 2001 to approximately ($1,015,000) or ($0.02) per share from ($2,312,000) or
($0.04) per share in 2000. The loss for 2001 was primarily attributed to the amortization of goodwill associated with the acquisition of Advanced Digital Designs, Inc., research and development costs regarding the set-top box and general administrative expenses, whereas the loss for 2000 consisted primarily of the costs associated with the private placement. Loss per common share is calculated based on the monthly weighted average number of common shares outstanding, which were 61,798,069 for the three-month period ended March 31, 2001, and 56,337,996 for the three-month period ended March 31, 2000.

Balance Sheet

Total assets for the Company at March 31, 2001 were approximately $10,158,000, a decrease of approximately $1,000,000 from December 31, 2000. The decrease was primarily attributable to the net cash used in operations of approximately $810,000, the purchase of equipment of $27,000, offset by the proceeds from the exercise of stock warrants and stock options of $104,000 and the decline in current liabilities of $70,000.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Company has incurred a net operating loss in each year since its founding and as of March 31, 2001 has an accumulated deficit of approximately $48,659,000. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products including its set-top box. Financial success will also depend on amending contract terms to result in net revenue in excess of costs of manufacture and selling, general

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                           THE RESULTS OF OPERATIONS

                  LIQUIDITY AND CAPITAL RESOURCES (Continued)
                  -------------------------------------------

and administrative costs. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

In the second quarter of 2000, the Company entered into a common stock purchase agreement, escrow agreement and registration rights agreement with an institutional investor. These agreements provide a $100,000,000 equity line of credit for use by the Company at its discretion. During the third quarter of 2000, the Company received $5,000,000 from the equity line in exchange for the issuance of 1,354,617 shares of common stock. In October 2000, the Company received an additional $2,000,000 from a drawdown. The Company has available up to $93,000,000 under the equity line of credit as of March 31, 2001.

                                 RISK FACTORS
                                 ------------

We operate in a highly competitive and volatile industry. We are faced with aggressive pricing by competitors; competition for necessary parts, components and supplies; continually changing customer demands and rapid technological developments; and risks that buyers may encounter difficulties in obtaining governmental licenses or approvals, or in completing installation and construction of infrastructure, necessary to use our products or to offer them
to end users.   This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the Company's fiscal year 2000 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.       Legal Proceedings                                             None
              -----------------

Item 2.       Changes in the Rights of the Company's Security Holders.      None
              -------------------------------------------------------

Item 3.       Default by the Company on its Senior Securities.              None
              -----------------------------------------------

Item 4.       Submission of Matters to a Vote of Securities Holders.        None
              ------------------------------------------------------

Item 5.       Other Information.                                            None
              -----------------

Item 6(a).    Exhibits.                                                     None
              ---------

Item 6(b).    Reports on Form 8-K.                                          None
              -------------------



                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DAUPHIN TECHNOLOGY, INC.
 (Registrant)


Date: April 26, 2001                By: /s/ Andrew J. Kandalepas
                                        ------------------------
                                             Andrew J. Kandalepas
                                             Chief Executive Officer

Date: April 26, 2001                By: /s/ Harry L. Lukens, Jr.
                                        ------------------------
                                             Harry L. Lukens, Jr.
                                             Chief Financial Officer