Form 10-Q
period 2001-06-30
DAUPHIN TECHNOLOGY INC
filed 2001-08-13
CIK 832489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---------   EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---------   EXCHANGE ACT OF 1934.
            For the transition period from ____________ to ____________.

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

-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X    No
    ---      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 8, 2001, 62,666,127 shares of the registrant's common stock, $.001 par value, was issued and outstanding.

                            DAUPHIN TECHNOLOGY, INC.
                                Table of Contents
                                -----------------
                                                                          Page

   PART I                     FINANCIAL INFORMATION

      Item 1.   Financial Statements

                CONDENSED CONSOLIDATED BALANCE SHEETS
                     June 30, 2001 and December 31, 2000                    3

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     Six Months and Three Months Ended
                     June 30, 2001 and 2000                                 4

                CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS'
                EQUITY
                     Year Ended December 31, 2000 and
                     Six Months Ended June 30, 2001                         5

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000                6


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS        7

      Item 2.   Management's  Discussion and Analysis of Financial
                Condition and the Results of Operations                    10


   PART II                     OTHER INFORMATION                           13


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

                            Dauphin Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000
                                   (Unaudited)
===============================================================================

                                                                    June 30, 2001      December 31, 2000
                                                                    -------------      -----------------

CURRENT ASSETS:
  Cash                                                              $     756,925          $   2,683,480
  Accounts receivable-
    Trade, net of allowance for bad debt of $50,621 at June 30,
      2001 and December 31, 2000                                          275,687                321,377
    Employee receivables                                                   18,248                 21,590
  Inventory, net of reserve for obsolescence of $2,491,216 at
      June 30, 2001 and December 31, 2000                                 527,241                505,749
  Prepaid expenses                                                         84,206                 20,794
                                                                    -------------          -------------
                  Total current assets                                  1,662,307              3,552,990

INVESTMENT IN RELATED PARTY                                               290,000                290,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $1,324,774 at June 30, 2001 and $1,127,040 at December 31, 2000       1,341,394              1,477,787

ESCROW DEPOSIT                                                            611,491                752,500
GOODWILL, net of accumulated amortization of $962,500 at
    June 30, 2001 and $412,500 at December 31, 2000                     4,537,500              5,087,500
                                                                    -------------          -------------
           Total assets                                             $   8,442,692          $  11,160,777
                                                                    =============          =============

CURRENT LIABILITIES:
  Accounts payable                                                  $     230,612          $     290,474
  Accrued expenses                                                         79,979                 80,433
  Current portion of long-term debt                                        96,254                113,629
  Customer Deposits                                                        50,488                 53,244
                                                                    -------------          -------------
           Total current liabilities                                      457,333                537,780

LONG-TERM DEBT                                                             72,856                102,133
                                                                    -------------          -------------
           Total liabilities                                              530,189                639,913
COMMITMENTS AND CONTINGENCIES                                                   -                      -

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized
    but unissued                                                                -                      -
  Common stock, $0.001 par value, 100,000,000 shares authorized;
    61,900,069 and 61,652,069 issued and outstanding at June 30,
    2001 and at December 31, 2000                                          61,901                 61,653
  Warrants                                                              3,358,700              3,321,810
  Paid-in capital                                                      54,980,011             54,781,499
  Accumulated deficit                                                 (50,488,109)           (47,644,098)
                                                                    -------------          -------------
           Total shareholders' equity                                   7,912,503             10,520,864
                                                                    -------------          -------------
             Total liabilities and shareholders' equity             $   8,442,692          $  11,160,777
                                                                    =============          =============

        The accompanying notes are an integral part of these statements.

                            Dauphin Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Six months and three months ended June 30, 2001 and 2000
                                   (Unaudited)

===============================================================================

                                              Six Months                      Three Months
                                            Ended June 30,                   Ended June 30,
                                            --------------                   --------------
                                         2001             2000            2001              2000
                                    -------------    -------------    ------------     -------------


NET REVENUE                         $     827,241    $      16,041    $    382,087    $       11,305

COST OF REVENUE                           643,400          123,411         314,815           357,561
                                    -------------    -------------    ------------    --------------
    Gross Profit (Loss)                   183,841         (107,370)         67,272          (346,256)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                1,888,869        1,820,049       1,137,885           726,865

RESEARCH AND DEVELOPMENT EXPENSE        1,240,896          250,858         778,374           166,144
                                    -------------    -------------    ------------    --------------
    Loss from Operations               (2,945,924)      (2,178,277)     (1,848,987)       (1,239,265)

INTEREST EXPENSE                           11,780        1,817,141           4,895            24,176

INTEREST INCOME                           113,693           13,810          25,033            13,810
                                    -------------    -------------    ------------    --------------
    Loss before Income Taxes           (2,844,011)      (3,981,608)     (1,828,849)       (1,249,631)

INCOME TAXES                                    -                -               -                 -
                                    -------------    -------------    ------------    --------------

    NET LOSS                        $  (2,844,011)   $  (3,981,608)   $ (1,828,849)   $   (1,249,631)
                                    =============    =============    ============    ==============
BASIC AND DILUTED LOSS PER SHARE    $       (0.05)   $       (0.07)   $      (0.03)   $        (0.02)
                                    =============    =============    ============    ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING            61,848,402       57,005,361      61,898,736        57,734,598
                                    =============    =============    ============    ==============

        The accompanying notes are an integral part of these statements.

                            Dauphin Technology, Inc.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

         Year ended December 31, 2000 and six months ended June 30, 2001

                                   (Unaudited)

                                    Common Stock                                      Treasury Stock
                                    ------------          Paid-in                    ----------------     Accumulated
                                 Shares       Amount      Capital       Warrants     Shares    Amount       Deficit        Total
                                 ------       ------      -------       --------     ------    ------       -------        -----
BALANCE, December 31, 1999     51,671,582   $  51,671   $38,089,320   $ 1,238,089         -    $    -   $(38,826,736)   $   552,344

Issuance of common stock in
connection with:
  Private placement             4,654,613       4,656     8,180,022       419,556         -         -              -      8,604,234
  Stock purchase agreement      2,136,616       2,137     5,854,991     1,142,872         -         -              -      7,000,000
  Warrant exercise              1,999,602       1,999     1,234,715      (620,641)        -         -              -        616,073
  Consulting fees                 500,000         500       312,000     1,103,669         -         -              -      1,416,169
  Employee stock compensation           -           -        70,622             -         -         -              -         70,622
  Settlement of trade payables    480,000         480       299,520             -         -         -              -        300,000
  Stock options exercised           2,000           2           998             -         -         -              -          1,000
  Vendor payments                 207,656         208       739,311        38,265         -         -              -        777,784
Net loss                                -           -             -             -         -         -     (8,817,362)    (8,817,362)
                               ----------   ---------   -----------   -----------   -------    ------   ------------    -----------
BALANCE, December 31, 2000     61,652,069      61,653    54,781,499     3,321,810         -         -    (47,644,098)    10,520,864

Issuance of common stock in
connection with:
  Warrant exercise                210,000         210       153,750       (51,660)        -         -              -        102,300
  Stock options exercised           8,000           8         3,992             -         -         -              -          4,000
  Vendor payments                  30,000          30        40,770        88,550         -         -              -        129,350
Net loss                                -           -             -             -         -         -     (2,844,011)    (2,844,011)
                               ----------   ---------   -----------   -----------   -------    ------   ------------    -----------
BALANCE, June 30, 2001         61,900,069   $  61,901   $54,980,011   $ 3,358,700         -    $    -   $(50,488,109)   $ 7,912,503
                               ==========   =========   ===========   ===========   =======    ======   ============    ===========

        The accompanying notes are an integral part of these statements.

                            Dauphin Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2001 and 2000
                                   (Unaudited)
===============================================================================

                                                              2001             2000
                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES -
  Net loss                                                $ (2,844,011)    $ (3,981,608)
  Non-cash items included in net loss:
    Depreciation and amortization                              197,734          200,584
    Amortization of goodwill                                   550,000                -
    Warrants issued in lieu of consulting fees                  88,550          503,833
    Common stock issued to vendors                              40,800                -
    Interest expense on capital raised                               -        1,762,939
    Settlement of trade payables                                     -         (431,776)
    Decrease in accounts receivable - trade                     45,690           20,049
    Decrease in accounts receivable from employees               3,342                -
  (Increase) decrease in inventory                             (21,492)          20,354
  Increase in prepaid expenses                                 (63,412)         (63,055)
  Decrease in escrow deposits                                  141,009                -
  (Decrease) in accounts payable                               (59,862)      (1,257,601)
  (Decrease) increase in accrued expenses                         (454)          95,023
  (Decrease) increase in customer deposits                      (2,756)               -
                                                        --------------     ------------

  Net cash used in operating activities                     (1,924,862)      (3,131,258)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of equipment                                        (61,341)          (2,195)
                                                        --------------     ------------

  Net cash used in investing activities                        (61,341)          (2,195)

CASH FLOWS FROM FINANCING ACTIVITIES -
  Proceeds from issuance of shares                             106,300        7,200,671
  Proceeds from issuance of warrants                                 -          230,882
  Repayment of long-term leases and other obligations          (46,652)         (28,372)
  (Decrease) increase in short-term borrowing                        -         (286,000)
                                                        --------------     ------------

  Net cash provided by financing activities                     59,648        7,117,181
                                                        --------------     ------------

  Net (decrease) increase in cash                           (1,926,555)       3,983,728

CASH BEGINNING OF PERIOD                                     2,683,480           31,087
                                                        --------------     ------------

CASH END OF PERIOD                                      $      756,925     $  4,014,815
                                                        ==============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                         $       11,780     $     54,202

NON-CASH TRANSACTIONS:
  Common stock issued in connection with:
    Settlement of customer deposits and payables        $            -     $    300,000

        The accompanying notes are an integral part of these statements.

                            Dauphin Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.   SUMMARY OF MAJOR ACCOUNTING POLICIES
     ------------------------------------

Earnings (Loss) Per Common Share

Basic earnings per common share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 61,848,402 for the six-month period June 30, 2001 and 57,005,361 for the six-month period June 30, 2000. Diluted earnings per common share are adjusted for the assumed conversion exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect. Approximately 12.5 million additional shares would be outstanding if all warrants and all stock options were exercised as of June 30, 2001.

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

                            Dauphin Technology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Restatement of prior period

Interest expense, net loss and per share amounts have been adjusted from previously reported amounts to offset certain beneficial interest expense against additional paid in capital rather than interest expense amounting to $419,556 ($0.01 per share) for the six-months ended June 30, 2000.

3.   RISKS AND UNCERTAINTIES
     -----------------------

The Company has incurred a net operating loss in each year since its founding and as of June 30, 2001 has an accumulated deficit of $50,488,109. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to design and develop and market commercially acceptable products, including its set-top box. Financial success will also depend on amending contract terms to result in net revenue in excess of costs of manufacture and selling, general and administrative costs. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

4.   BUSINESS SEGMENTS

The Company has two reportable segments: Dauphin Technology, Inc. and RMS (Dauphin) and Advanced Digital Designs, Inc. (ADD). Dauphin is involved in design, manufacturing and distribution of hand-held pen-based computer systems and accessories and smartbox set-top boxes. ADD performs design services, process methodology consulting and intellectual property development.


                                  June 30, 2001          June 30, 2000
                                  -------------          -------------
Revenue
     Dauphin                      $      10,435          $      16,041
     ADD                              1,265,743                      -
     Inter-company elimination         (448,937)                     -
                                  -------------          -------------
                         Total    $     827,241          $      16,041
                                  =============          =============
Operating (Loss)
     Dauphin                      $  (2,808,242)         $  (3,981,608)
     ADD                               (137,682)                     -
     Inter-company elimination                -                      -
                                  -------------          -------------
                         Total    $  (2,945,924)         $  (3,981,608)
                                  =============          =============


                                  June 30, 2001      December 31, 2000
                                  -------------      -----------------
Assets
     Dauphin                      $  16,540,216          $  18,393,220
     ADD                              6,786,346              6,735,372
     Inter-company elimination      (14,883,870)           (13,967,815)
                                  -------------          -------------
                         Total    $   8,442,692          $  11,160,777
                                  =============          =============

5.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

The Company is an operating entity and in the normal course of business, from time to time, may be involved in litigation. In management's opinion, any current or pending litigation is not material to the overall financial position of the Company.

                            Dauphin Technology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

6.   EQUITY TRANSACTIONS
     -------------------

2001 Events

In April 2001, the Company issued 30,000 shares of common stock and warrants to purchase 70,000 shares of common stock at an exercise price of $1.36 per share, as payment for certain promotional and consulting services.

During the second quarter of 2001, employees exercised 4,000 stock options at a price of $.50 per share.

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

Subsequent Events

Effective July 1, 2001, the Company completed the acquisition of substantially all of the assets of Suncoast Automation, Inc., a wholly owned subsidiary of ProtoSource Corporation, pursuant to an Asset Purchase Agreement. The purchase price was 766,058 shares of the Company's common stock valued at $1.1 million based on the closing bid price of $1.47 per share on June 29, 2001. The shares issued were restricted stock. The Company plans to file a registration statement prior to the 30th day following the filing of its Form 10 Q for the period ended June 30, 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000
-------------------------------------------------------------------------------

Revenues for the three months ended June 30, 2001 and 2000 were approximately $382,000 and $11,000, respectively. Revenues in the second quarter of 2001 were $376,000 of consulting fees from the Company's design engineering subsidiary and $6,000 from the sale of the Orasis(R) hand-held computer and accessories. Revenues in the second quarter of 2000 were comprised of $11,000 from the sale of the Orasis(R) hand-held computer and accessories. Cost of revenues decreased from $358,000 in the second quarter of 2000 to $315,000 for the three months ended June 30, 2001. Included in the cost of revenue for 2000 are charges related to the settlement of trade payables. Cost of revenues for 2001 consists primarily of design services payroll and related costs. Gross profit margins are not comparable for the period due to the mix in revenues and the charges related to the settlement in trade payables in 2000.

Selling, general and administrative expenses increased to approximately $1,138,000 in 2001 from $727,000 in 2000. The increase from 2000 to 2001 was due to the amortization of goodwill and other expenses of the design engineering subsidiary and costs associated with the Company's 2000 Annual Report and Shareholders Meeting, which were partially offset by the reduction in expenses incurred in finalizing the common stock purchase agreement.

Research and Development costs increased to approximately $778,000 during the three-month period ended June 30, 2001 from $166,000 over the corresponding period in 2000. Research and Development costs primarily consist of costs related to the development of the set-top box, with a small portion related to the further development of the Orasis(R).

Interest expense decreased to approximately $5,000 for the second quarter of 2001 from $24,000 as of the corresponding period in 2000. This decrease is primarily attributed to the fact that the Company has paid off substantially all of its debt during the first quarter of 2000. In 2001, the interest is primarily related to certain capital leases on various equipment.

Net loss

The consolidated loss after tax increased for the three-month period ended June 30, 2001 to approximately ($1,829,000) or ($0.03) per share from ($1,250,000) or
($0.02) per share in 2000. The increase in net loss for 2001 was primarily attributed to the amortization of goodwill associated with the acquisition of Advanced Digital Designs, Inc., and the increase in research and development costs regarding the set-top box. Loss per common share is calculated based on the monthly weighted average number of common shares outstanding which were 61,898,736 for the three-month period ended June 30, 2001, and 57,734,598 for the three-month period ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000
---------------------------------------------------------------------------

Revenue for the Company increased from approximately $16,000 in the first six months of 2000 to $827,000 in the first six months of 2001. Revenues in the first six months of 2001 were $817,000 of consulting fees from the Company's design engineering subsidiary and $10,000 from the sale of the Orasis(R) hand-held computer and accessories. Revenues in the first six months of 2000 were comprised of $16,000 from the sale of the Orasis(R) hand-held computer and accessories. Cost of revenues increased to $643,000 in the first six months of 2001 from $123,000 for the six months ended June 30, 2000. Included in the cost of revenue for 2000 are charges related to the settlement of trade payables. Cost of revenues for 2001 consists primarily of design services payroll and related costs. Gross profit margins are not comparable for the period due to the mix in revenues and the charges related to the settlement in trade payables in 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)
                        --------------------------------

Selling, general and administrative expenses increased to approximately $1,889,000 for the six months ended June 30, 2001 as compared to $1,820,000 for 2000. Selling, general and administrative expenses during the six months ended June 30, 2000 consisted of professional fees and financial services expenses related to the private placement and common stock purchase agreement. For the six months ended June 30, 2001, these costs were partially offset by the amortization of goodwill in connection with the acquisition of Advanced Digital Designs, Inc. and other increases in expenses for the design engineering operations.

Research and Development costs increased to approximately $1,241,000 for the first six months of 2001 as compared to $251,000 for the first six months of 2000. Research and Development costs primarily consist of costs related to the development of the set-top box, with a small portion related to the further development of the Orasis(R).

Interest expense decreased to approximately $12,000 for the six months ended June 30, 2001 from $1,817,000 for the six months ended June 30, 2000. Interest expense in 2000 was primarily generated from the issuance of common stock at a price below market value and the issuance of warrants during the private placement. Interest expense in 2001 is primarily related to certain capital leases on various equipment.

Net loss

The consolidated loss after income tax was approximately ($2,844,000) or ($0.05) per share for the six months ended June 30, 2001. The consolidated loss after income tax for the six months ended June 30, 2000 was ($3,982,000) or ($0.07) per share. The loss for 2001 was primarily attributed to the amortization of goodwill associated with the acquisition of Advanced Digital Designs, Inc., Research and Development costs regarding the set-top box and general and administrative expenses, whereas the loss for 2000 consisted primarily of costs associated with the private placement, common stock purchase agreement and interest expense. Loss per common share is calculated based on the monthly weighted average number of shares outstanding which were 61,848,402 for the six-month period ended June 30, 2001 and 57,005,361 for the six-month period ended June 30, 2000.

Balance Sheet

Total assets for the Company were approximately $8,443,000 at June 30, 2001, a decrease of approximately $2,718,000 from December 31, 2000. The decrease was primarily attributable to the net cash used in operations of approximately $1,925,000, the purchase of approximately $61,000 of equipment, payment of capital leases of $47,000, offset by the proceeds from the exercise of stock warrants and options of $106,000.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------
The Company has incurred a net operating loss in each year since its founding and as of June 30, 2001 has an accumulated deficit of approximately $50,488,000. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products including its set-top box. Financial success will also depend on amending contract terms to result in net revenue in excess of costs of manufacture and selling, general and administrative costs. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

In the second quarter of 2000, the Company entered into a common stock purchase agreement, escrow agreement and registration rights agreement with an institutional investor. These agreements provide a $100,000,000 equity line of credit for use by the Company at its discretion. During the third quarter of 2000, the Company received $5,000,000 from the equity line in exchange for the issuance of 1,354,617 shares of common stock. In October,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES (Continued)
                   ------------------------------------------

2000, the Company received an additional $2,000,000 from a the equity line in exchange for 781,999 shares of common stock. The Company has available up to $93,000,000 under the equity line of credit, which expires December 31, 2001.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.     Legal Proceedings                                              None
            -----------------

Item 2.     Changes in the Rights of the Company's Security Holders.       None
            --------------------------------------------------------

Item 3.     Default by the Company on its Senior Securities.               None
            ------------------------------------------------

Item 4.     Submission of Matters to a Vote of Securities Holders.         None
            ------------------------------------------------------

Item 5.     Other Information.                                             None
            ------------------

Item 6(a).  Exhibits.                                                      None
            ---------

Item 6(b).  Reports on Form 8-K.
            --------------------

            On July 16, 2001, the Company filed Form 8-K to report the acquisition of substantially all of the assets of Suncoast Automation, Inc., a wholly owned subsidiary of ProtoSource Corporation, pursuant to an Asset Purchase Agreement by and among the Company, its subsidiaries, ProtoSource Corporation and Suncoast Automation, Inc. The purchase price was 766,058 shares of the Company's $0.001 par value common stock and valued at $1.1 million based on the closing bid price of the Company's shares of $1.47 per share on June 29, 2001. The shares issued were restricted stock, which the Company plans to file a registration statement prior to the 30th day following the filing of this Form 10 Q.


                                    SIGNATURE
                                    ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAUPHIN TECHNOLOGY, INC.
    (Registrant)


Date: August 13, 2001                      By: /s/ Andrew J. Kandalepas
                                               -------------------------
                                                    Andrew J. Kandalepas
                                                    Chief Executive Officer

Date: August 13, 2001                      By: /s/ Harry L. Lukens, Jr.
                                               ------------------------
                                                    Harry L. Lukens, Jr.
                                                    Chief Financial Officer