Form 10-Q
period 2001-09-30
DAUPHIN TECHNOLOGY INC
filed 2001-11-02
CIK 832489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---------       SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

                                       OR

_________       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.
                For the transition period from ____________ to ____________.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X   No _____
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 30, 2001, 63,000,095 shares of the registrant's common stock, $.001 par value, were issued and outstanding.

                            DAUPHIN TECHNOLOGY, INC.
                                Table of Contents
                                -----------------

                                                                                                          Page
PART I                                            FINANCIAL INFORMATION

      Item 1.        Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             September 30, 2001 and December 31, 2000                                      3

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             Nine Months and Three Months Ended September 30, 2001 and 2000                4

                     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             Year Ended December 31, 2000 and
                             Nine Months Ended September 30, 2001                                          5

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Nine Months Ended September 30, 2001 and 2000                                 6


                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                  7

                     Management's  Discussion and Analysis of Financial  Condition and the Results of
      Item 2.        Operations

                                                                                                          11

PART II                                             OTHER INFORMATION                                     14


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

                            Dauphin Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

 -------------------------------------------------------------------------------------------------------------------

                                                                     September 30, 2001            December 31, 2000
                                                                     ------------------            -----------------
CURRENT ASSETS:
   Cash                                                                    $    307,847            $       2,683,480
   Accounts receivable-
    Trade, net of allowance for bad debt of $50,621 at September 30,
       2001 and December 31, 2000                                               265,229                      321,377
    Employee receivables                                                         18,248                       21,590
   Inventory, net of reserve for obsolescence of $2,491,216 at
       September 30, 2001 and December 31, 2000                                 634,400                      505,749
   Prepaid expenses                                                              71,024                       20,794
                                                                           ------------            -----------------

                  Total current assets                                        1,296,748                    3,552,990

INVESTMENT IN RELATED PARTY                                                     290,000                      290,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $1,451,225 at September 30, 2001 and $1,127,040 at December 31, 2000      2,203,821                    1,477,787

ESCROW DEPOSIT                                                                  462,998                      752,500
INSTALLATION CONTRACTS                                                          320,000                           --
GOODWILL, net of accumulated amortization of  $1,237,500 at
    September 30, 2001 and $412,500 at December 31, 2000
                                                                              4,262,500                    5,087,500
                                                                           ------------            -----------------
                  Total assets                                             $  8,836,067            $      11,160,777
                                                                           ============            =================

CURRENT LIABILITIES:
   Accounts payable                                                        $    521,203            $         290,474
   Accrued expenses                                                              86,962                       80,433
   Current portion of long-term debt                                            104,298                      113,629
   Customer Deposits                                                             47,741                       53,244
                                                                           ------------            -----------------

                  Total current liabilities                                     760,204                      537,780

LONG-TERM DEBT                                                                   50,611                      102,133
                                                                           ------------            -----------------
                  Total liabilities                                             810,815                      639,913
COMMITMENTS AND CONTINGENCIES                                                        --                           --
SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized but
     unissued                                                                        --                           --
   Common stock, $0.001 par value, 100,000,000 shares authorized;
     63,000,095 and 61,652,069 issued and outstanding at September
     30, 2001 and at December 31, 2000                                           63,001                       61,653
   Warrants                                                                   3,381,474                    3,321,810
   Paid-in capital                                                           56,474,265                   54,781,499
   Accumulated deficit                                                      (51,893,488)                 (47,644,098)
                                                                           ------------            -----------------

                  Total shareholders' equity                                  8,025,252                   10,520,864
                                                                           ------------            -----------------

                   Total liabilities and shareholders' equity              $  8,836,067            $      11,160,777
                                                                           ============            =================

         The accompanying notes are an integral part of these statements

                            Dauphin Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Nine months and three months ended September 30, 2001 and 2000
                                   (Unaudited)

--------------------------------------------------------------------------------------------------

                                              Nine Months                     Three Months
                                          Ended September 30,              Ended September 30,
                                          -------------------              -------------------
                                              2001            2000            2001            2000
                                      ------------    ------------    ------------    ------------

NET REVENUE                           $  1,248,785    $    361,016    $    421,544    $    344,975

COST OF REVENUE                          1,014,207         440,639         370,807         317,228
                                      ------------    ------------    ------------    ------------

           Gross Profit (Loss)             234,578         (79,623)         50,737          27,747

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSE              2,915,301       2,829,164       1,026,432       1,009,115

RESEARCH AND DEVELOPMENT
     EXPENSE                             1,760,140         473,113         519,244         222,255
                                      ------------    ------------    ------------    ------------
           Loss from Operations         (4,440,863)     (3,381,900)     (1,494,939)     (1,203,623)

INTEREST EXPENSE                            16,744       1,406,966           4,964           9,381

INTEREST INCOME                            208,217          53,025          94,524          39,215
                                      ------------    ------------    ------------    ------------

           Loss before Income Taxes     (4,249,390)     (4,735,841)     (1,405,379)     (1,173,789)

INCOME TAXES                                    --              --              --              --
                                      ------------    ------------    ------------    ------------

              NET LOSS                $ (4,249,390)   $ (4,735,841)   $ (1,405,379)   $ (1,173,789)
                                      ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE      $      (0.07)   $      (0.08)   $      (0.02)   $      (0.02)
                                      ============    ============    ============    ============

Weighted Average number of

     Common Shares outstanding          62,161,418      57,725,768      62,787,450      59,166,582
                                      ============    ============    ============    ============


        The accompanying notes are an integral part of these statements.

                            Dauphin Technology, Inc.
                       CONDENSED CONSOLIDATED STATEMENT OF
                  SHAREHOLDERS' EQUITY Year ended December 31,
                  2000 and nine months ended September 30, 2001
                                   (Unaudited)

                                                       Common Stock
                                                       ------------             Paid-in
                                                   Shares        Amount         Capital         Warrants
                                                   ------        ------         -------         --------
BALANCE, December 31, 1999                       51,671,582   $     51,671   $ 38,089,320   $  1,238,089

Issuance of common stock in connection with:
    Private placement                             4,654,613          4,656      8,180,022        419,556
    Stock purchase agreement                      2,136,616          2,137      5,854,991      1,142,872
    Warrant exercise                              1,999,602          1,999      1,234,715       (620,641)
    Consulting fees                                 500,000            500        312,000      1,103,669
    Employee stock compensation                          --             --         70,622             --
    Settlement of trade payables                    480,000            480        299,520             --
    Stock options exercised                           2,000              2            998             --
    Vendor payments                                 207,656            208        739,311         38,265
Net loss                                                 --             --             --             --
                                                -----------   ------------   ------------   ------------
BALANCE, December 31, 2000                       61,652,069         61,653     54,781,499      3,321,810

Issuance of common stock in connection with:
    Warrant exercise                                285,000            285        242,025        (65,010)
    Stock options exercised                           8,000              8          3,992             --
    Vendor payments                                  30,000             30         40,770        105,573
    Stock purchase agreement                        258,968            259        280,640         19,101
    Acquisition of business                         766,058            766      1,125,339             --
Net loss                                                 --             --             --             --
                                                -----------   ------------   ------------   ------------
BALANCE, September 30, 2001                      63,000,095   $     63,001   $ 54,980,011   $  3,381,474
                                                ===========   ============   ============   ============

                                                Treasury       Stock
                                                --------      ------   Accumulated
                                                 Shares       Amount     Deficit          Total
                                                 ------       ------     -------          -----
BALANCE, December 31, 1999                            -     $    --   $(38,826,736)   $    552,344


Issuance of common stock in connection with:
    Private placement                                 -          --             --       8,604,234
    Stock purchase agreement                          -          --             --       7,000,000
    Warrant exercise                                  -          --             --         616,073
    Consulting fees                                   -          --             --       1,416,169
    Employee stock compensation                       -          --             --          70,622
    Settlement of trade payables                      -          --             --         300,000
    Stock options exercised                           -          --             --           1,000
    Vendor payments                                   -          --             --         777,784
Net loss                                              -          --     (8,817,362)     (8,817,362)
                                                -------     -------   ------------    ------------
BALANCE, December 31, 2000                            -          --    (47,644,098)     10,520,864


Issuance of common stock in connection with:
    Warrant exercise                                  -          --             --         177,300
    Stock options exercised                           -          --             --           4,000
    Vendor payments                                   -          --             --         146,373
    Stock purchase agreement                          -          --             --         300,000
    Acquisition of business                           -          --             --       1,126,105
Net loss                                              -          --     (4,249,390)     (4,249,390)
                                                -------     -------   ------------    ------------
BALANCE, September 30, 2001                           -     $    --   $(51,893,488)   $  8,036,067
                                                =======     =======   ============    ============

        The accompanying notes are an integral part of these statements.

                            Dauphin Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2001 and 2000
                                   (Unaudited)

----------------------------------------------------------------------------------------------

                                                                      2001            2000
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES -
         Net loss                                                 $ (4,249,390)   $ (4,735,841)
         Non-cash items included in net loss:
          Depreciation and amortization                                324,185         304,848
          Amortization of goodwill                                     825,000         137,500
          Warrants issued in lieu of consulting fees                   105,573         556,542
          Common stock issued to vendors                                40,800              --
          Interest expense on capital raised                                --       1,302,383
          Employee stock compensation                                       --          70,622
          Settlement of trade payables                                      --        (431,776)
         Changes in:
           Accounts receivable - trade                                  70,817        (337,657)
           Accounts receivable from employees                            3,342            (560)
           Inventory                                                   (15,597)       (286,063)
           Prepaid expenses                                            (25,904)          4,628
           Escrow deposits                                             289,502              --
           Accounts payable                                             90,615      (1,144,124)
           Accrued expenses                                              6,529          47,024
           Customer deposits                                            (5,503)         49,644
                                                                  ------------    ------------

         Net cash used in operating activities                      (2,540,031)     (4,462,830)

CASH FLOWS FROM INVESTING ACTIVITIES -
         Acquisition of business                                            --      (6,025,000)
         Purchase of equipment                                        (256,049)         (2,195)
                                                                  ------------    ------------

         Net cash used in investing activities                        (256,049)     (6,027,195)

CASH FLOWS FROM FINANCING ACTIVITIES -
         Proceeds from issuance of shares                              300,000      12,200,671
         Proceeds from exercise of warrants and options                181,300         858,307
         Repayment of long-term leases and other obligations           (60,853)        (53,127)
         (Decrease) increase in short-term borrowing                        --        (286,000)
                                                                  ------------    ------------

         Net cash provided by financing activities                     420,447      12,719,851
                                                                  ------------    ------------

         Net (decrease) increase in cash                            (2,375,633)      2,229,826

CASH BEGINNING OF PERIOD                                             2,683,480          31,087
                                                                  ------------    ------------

CASH END OF PERIOD                                                $    307,847    $  2,260,913
                                                                  ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
         Interest paid                                            $     11,780    $     54,202

NON-CASH TRANSACTIONS:
         Common stock issued in connection with:

                   Acquisition of business                        $  1,126,105    $         --
                   Settlement of customer deposits and payables             --         300,000


        The accompanying notes are an integral part of these statements.

                            Dauphin Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
     -------------------------------------------------

Description of Business

Dauphin Technology, Inc. ("Dauphin" or the "Company") and its subsidiaries design, manufacture and market mobile hand-held, pen-based computers, broadband set-top boxes, as well as other electronic devices for home and business use; provide private, interactive cable systems to the extended stay hospitality industry; and perform design services, process methodology consulting and intellectual property development, out of three locations in northern Illinois, one in central Florida and its branch office in Piraeus, Greece. The Company, an Illinois corporation, was formed on June 6, 1988 and became a public entity in 1991.

Basis of Presentation

The consolidated financial statements include the accounts of Dauphin and its wholly owned subsidiaries, R.M. Schultz & Associates, Inc. ("RMS"), Advanced Digital Designs, Inc ("ADD") and Suncoast Automation, Inc. ("Suncoast"). All significant intercompany transactions and balances have been eliminated in consolidation.

2.   SUMMARY OF MAJOR ACCOUNTING POLICIES
     ------------------------------------
Earnings (Loss) Per Common Share

Basic earnings per common share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 62,161,418 for the nine-month period September 30, 2001 and 57,725,768 for the nine-month period September 30, 2000. Diluted earnings per common share are adjusted for the assumed conversion exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect. Approximately 12.5 million additional shares would be outstanding if all warrants and all stock options were exercised as of September 30, 2001.

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

                            Dauphin Technology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Restatement of prior period

Interest expense, net loss and per share amounts have been adjusted from previously reported amounts to offset certain beneficial interest expense against additional paid in capital rather than interest expense amounting to $2,065,355 ($0.04 per share) for the nine-months ended September 30, 2000.

3.   RISKS AND UNCERTAINTIES
     -----------------------

The Company has incurred a net operating loss in each year since its founding and as of September 30, 2001 has an accumulated deficit of $51,893,488. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to design and develop and market commercially acceptable products, including its set-top box. Financial success will also depend on amending contract terms to result in net revenue in excess of costs of manufacture and selling, general and administrative costs. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

4.   BUSINESS SEGMENTS
     -----------------

The Company has two reportable segments: Dauphin Technology, Inc., Suncoast Automation, Inc. and RMS (Dauphin); and Advanced Digital Designs, Inc. (ADD). Dauphin is involved in design, manufacturing and distribution of hand-held pen-based computer systems and accessories and smartbox set-top boxes and providing private, interactive cable systems to the hospitality industry. ADD performs design services, process methodology consulting and intellectual property development.


                                     September 30, 2001   September 30, 2000
                                     ------------------   ------------------
Revenue
       Dauphin                              $    79,074         $     33,952
       ADD                                    1,981,399              327,064
       Inter-company elimination               (811,688)                  --
                                            -----------         ------------
                           Total            $ 1,248,785         $    361,016
                                            ===========         ============
Operating (Loss)
       Dauphin                              $(4,289,302)        $ (3,408,945)
       ADD                                     (151,561)              27,045
       Inter-company elimination                     --                   --
                                            -----------         ------------
                           Total            $(4,440,863)        $ (3,381,900)
                                            ===========         ============

                                     September 30, 2001    December 31, 2000
                                     ------------------    -----------------
Assets
       Dauphin                              $18,836,002         $ 18,393,220
       ADD                                    6,777,942            6,735,372
       Inter-company elimination             16,777,877)         (13,967,815)
                                            -----------         ------------
                           Total            $ 8,836,067         $ 11,160,777
                                            ===========         ============

                            Dauphin Technology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

5.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

The Company is an operating entity and in the normal course of business, from time to time, may be involved in litigation. In management's opinion, any current or pending litigation is not material to the overall financial position of the Company.

6.   SECURITIES PURCHASE AGREEMENT
     -----------------------------

On September 28, 2001 the Company entered into a Securities Purchase Agreement in the amount of $10 million with Crescent International Ltd., an investment company managed by GreenLight (Switzerland) SA. The initial funding consisted of a $2.5 million Convertible Note with the option to issue further Convertible Notes. In addition, the Company is required to issue warrants exercisable to purchase 700,000 shares of common stock at a price of $1.3064 per share for a five-year term. The Stock Purchase Agreement further permits Crescent to purchase up to $7.5 million in common stock of the Company over a 24-month period provided the Company achieves certain results prior to February 1, 2002. If the Company fails to achieve these certain results by February 1, 2002, then the amounts Crescent could purchase are affected by certain financial criteria. Additionally, the Company has agreed not to exercise any drawdowns against its existing common stock purchase agreement with Techrich International Ltd.

The Company may elect to issue subsequent convertible notes up to $1.5 million, subject to achieving certain results prior to February 1, 2001, such as the total sales to its current customer, OTE, equaling or exceeding $2.5 million and valid and documented orders from OTE that equal or exceed 75% of the subsequent convertible note. If after February 1, 2002, the Company can sell to Crescent shares of up to $1.5 million per sale, unless otherwise agreed to by the Company and Crescent; provided, however, that the aggregate amount of all shares sold and convertible notes issued cannot exceed $10 million. The amount of the sale is limited to twice the average of the bid price multiplied by the trading volume during the 22 trading day period immediately preceding the date of sale. When the total amount of securities issued to Crescent equals or exceeds $5 million, then the Company shall issue to Crescent a subsequent incentive warrant exercisable to purchase 400,000 shares of common stock at a price equal to the bid price on the date of sale.


7.   EQUITY TRANSACTIONS
     -------------------

2001 Events

On September 13, 2001 the Company filed with the Securities and Exchange Commission a Form S-3 registration statement relating to 6,964,724 shares of common stock. The shares were issued by the Company in respect of the following:
(i) 766,058 shares were issued by the Company in connection with the acquisition of the net assets of Suncoast; (ii) 52,000 shares were issued by the Company as payment for certain advertising and promotional expenses and consulting services; and (iii) 6,146,666 shares issuable by the Company to shareholders upon the exercise by them of issued and outstanding warrants and options. On September 27, 2001, the Securities and Exchange Commission declared the registration statement effective.

On August 14, 2001 the Company issued a drawdown notice in connection with the common stock purchase agreement with Techrich International for $300,000. Upon receipt of the funds, the Company issued 258,968 shares of common stock and warrants to purchase 22,006 shares of common stock at an exercise price of $1.14516.

During the third quarter of 2001, the Company received proceeds in the amount of $75,000 for the exercise of 75,000 warrants.

Effective July 1, 2001, the Company completed the acquisition of substantially all of the assets of Suncoast Automation, Inc., a wholly owned subsidiary of ProtoSource Corporation, pursuant to an Asset Purchase

                            Dauphin Technology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

7.       EQUITY TRANSACTIONS - Continued
         -------------------------------

Agreement. The purchase price was 766,058 shares of the Company's common stock valued at $1.1 million based on the closing bid price of $1.47 per share on June 29, 2001.

In April 2001, the Company issued to certain consultants 30,000 shares of common stock and warrants to purchase 70,000 shares of common stock at an exercise price of $1.36 per share, as payment for certain promotional and consulting services. In September 2001, the Company issued additional warrants to purchase 16,666 shares of common stock at an exercise price of $1.395 per share to finalize the arrangement with the consultants.

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

8.       ACQUISITION
         -----------

On July 1, 2001, the Company acquired substantially all of the assets of Suncoast Automation, Inc. The purchase price was 766,058 shares of the Company's common stock valued at $1,126,105 based on the closing bid price of $1.47 per share on June 29, 2001. The transaction was accounted for under the purchase method of accounting. The purchase price, plus direct costs of the acquisition, was allocated to accounts receivable, inventory, equipment, installation contracts and accounts payable.

9.       SUBSEQUENT EVENTS
         -----------------

On October 2, 2001, in accordance with the Securities Purchase Agreement, the Company issued a Convertible Note to Crescent in the amount of $2,500,000, due September 28, 2004 and warrants exercisable to purchase 700,000 shares of common stock at a price of $1.3064 per share. The Note is convertible to common stock of the Company at any time at the lower of $1.1561 or the average of the lowest three consecutive bid prices during the 22 days preceding the date of conversion. The Company may redeem the Convertible Note upon 30 days notice at a price of 110% during the first year, 120% during the second year and 130% thereafter. The Company is not required to pay interest on the Note unless the Company fails for a period of 10 trading days to issue shares upon conversion or pay the remaining principal of the Note upon maturity or redemption, in which event interest shall become due at a fixed rate of 8% per annum, payable in quarterly installments, on the outstanding principal balance immediately prior to the date of conversion.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
30, 2000
--------

Revenues for the three months ended September 30, 2001 and 2000 were approximately $422,000 and $345,000, respectively. Revenues in the third quarter of 2001 consisted of $353,000 of consulting fees from the Company's design engineering subsidiary and $69,000 from the sale of the Orasis(R) hand-held computer and accessories. Revenues in the third quarter of 2000 were comprised of $327,000 of consulting fees from design services and $18,000 from the sale of the Orasis(R) hand-held computer and accessories. Cost of revenues increased from $317,000 in the third quarter of 2000 to $371,000 for the three months ended September 30, 2001. Cost of revenues consists primarily of design services payroll and related costs. Gross profit margins increased from 8% for the three months ended September 30, 2000 to 12% for the three months ended September 30, 2001. The increase in gross margin percentage is due to lower overhead costs associated with design services.

Selling, general and administrative expenses increased to approximately $1,026,000 in 2001 from $1,009,000 in 2000. The increase in selling, general and administrative expenses for the three months from 2000 to 2001is attributable to costs associated with the establishment and operations of the Greek branch office, the expenses of the Suncoast subsidiary for the three months since its acquisition and the expenses of the design engineering subsidiary for the full three months, whereas in 2000, expenses for the design services subsidiary are only included from August 28, 2000 (the date of acquisition) through September 30, 2000. Additionally, expenses in the third quarter of 2000 included expenses in finalizing the common stock purchase agreement and fees associated with exercising the drawdown under the equity line agreement.

Research and development costs increased to approximately $519,000 during the three-month period ended September 30, 2001 from $222,000 over the corresponding period in 2000. Research and development costs primarily consist of costs related to the development of the set-top box, with a small portion related to the further development of the Orasis(R).

Interest expense decreased to approximately $5,000 for the third quarter of 2001 from $9,000 for the corresponding period in 2000. Interest is primarily related to certain capital leases on various equipment.

Net loss

The consolidated loss after tax increased for the three-month period ended September 30, 2001 to approximately ($1,405,000) or ($0.02) per share as compared to ($1,174,000) or ($0.02) per share in 2000. The increase in net loss for 2001 was primarily attributed to the increase in research and development costs for the set-top box. Loss per common share is calculated based on the monthly weighted average number of common shares outstanding, which were 62,787,450 for the three-month period ended September 30, 2001, and 59,166,582 for the three-month period ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
30, 2000
--------

Revenue for the Company increased from approximately $361,000 in the first nine months of 2000 to $1,249,000 in the first nine months of 2001. Revenues in the first nine months of 2001 consisted of $1,170,000 of consulting fees from the Company's design engineering subsidiary and $79,000 from the sale of the Orasis(R) hand-held computer and accessories. Revenues in the first nine months of 2000 were comprised of $327,000 of consulting fees and $34,000 from the sale of the Orasis(R) hand-held computer and accessories. Cost of revenues increased to $1,014,000 in the first nine months of 2001 from $441,000 for the nine months ended September 30, 2000. Revenues and cost of revenues for the nine months ended September 30, 2001 include the operations of the Company's design engineering subsidiary for the entire nine-month period, whereas in 2000, the revenues and cost of revenues are included from August 28, 2000 (the date of acquisition) through September 30, 2000. Therefore, gross profit margins are not comparable for the period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)
                        ---------------------------------

Selling, general and administrative expenses increased to approximately $2,915,000 for the nine months ended September 30, 2001 as compared to $2,829,000 for 2000. Selling, general and administrative expenses during the nine months ended September 30, 2000 consisted of professional fees and financial services expenses related to the private placement, common stock purchase agreement and the costs associated with exercising the drawdown. For the nine months ended September 30, 2001, these costs were partially offset by the amortization of goodwill in connection with the acquisition of Advanced Digital Designs, Inc. for the full nine-month period, increases in expenses for the design engineering operations, expenses associated with the establishment and operations of the Greek branch office and expenses pertaining to the Suncoast Automation subsidiary.

Research and development costs increased to approximately $1,760,000 for the first nine months of 2001 as compared to $473,000 for the first nine months of 2000. Research and development costs primarily consist of costs related to the development of the set-top box, with a small portion related to the further development of the Orasis(R).

Interest expense decreased to approximately $17,000 for the nine months ended September 30, 2001 from $1,407,000 for the nine months ended September 30, 2000. Interest expense in 2000 was primarily generated from the issuance of common stock at a price below market value and the issuance of warrants during the private placement. Interest expense in 2001 is primarily related to certain capital leases on various equipment.

Net loss

The consolidated loss after income tax was approximately ($4,249,000) or ($0.07) per share for the nine months ended September 30, 2001. The consolidated loss after income tax for the nine months ended September 30, 2000 was ($4,736,000) or ($0.08) per share. The loss for 2001 was primarily attributed to the amortization of goodwill associated with the acquisition of Advanced Digital Designs, Inc., research and development costs regarding the set-top box and selling, general and administrative expenses, whereas the loss for 2000 consisted primarily of costs associated with the private placement, Techrich common stock purchase agreement and interest expense. Loss per common share is calculated based on the monthly weighted average number of shares outstanding which were 62,161,418 for the nine-month period ended September 30, 2001 and 57,725,768 for the nine-month period ended September 30, 2000.

Balance Sheet

Total assets for the Company were approximately $8,836,000 at September 30, 2001, a decrease of approximately $2,325,000 from December 31, 2000. The decrease was primarily attributable to the net cash used in operations of approximately $2,540,000, the purchase of approximately $256,000 of equipment, payment of capital leases of $61,000, offset by the proceeds from the issuance of shares under the Techrich common stock purchase agreement and proceeds from the exercise of stock warrants and options of $181,000.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company has incurred a net operating loss in each year since its founding and as of September 30, 2001 has an accumulated deficit of approximately $51,893,000. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products including its set-top box. Financial success will also depend on amending contract terms to result in net revenue in excess of costs of manufacture and selling, general and administrative costs. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES (Continued)
                   -------------------------------------------

In the second quarter of 2000, the Company entered into a common stock purchase agreement, escrow agreement and registration rights agreement with an institutional investor. These agreements provide a $100,000,000 equity line of credit for use by the Company at its discretion. During the third and fourth quarters of 2000, the Company received $7,000,000 from the equity line in exchange for the issuance of 2,136,616 of common stock. In the third quarter of 2001, the Company received an additional $300,000 from the equity line in exchange for 258,968 shares of common stock.

On September 28, 2001 the Company entered into a Securities Purchase Agreement in the amount of $10 million with another institutional investor. The initial funding established a $2.5 million Convertible Note with the option to issue further Convertible Notes. In addition, the Company is required to issue warrants exercisable to purchase 700,000 shares of common stock at a price of $1.3064 per share for a five-year term. The Stock Purchase Agreement further permits the investor to purchase up to $7.5 million in common stock of the Company over a 24-month period, provided the Company achieves certain conditions prior to February 1, 2002. If the Company fails to achieve these certain conditions by February 1, 2002, then the amounts the investor could purchase are affected by certain financial criteria. Additionally, the Company has agreed not to exercise any drawdowns against its existing common stock purchase agreement with Techrich International Ltd.

The Company may elect to issue subsequent convertible notes up to $1.5 million, subject to achieving certain criteria prior to February 1, 2001, such as the total sales to OTE equals or exceeds $2.5 million and valid and documented orders from OTE that equal or exceed 75% of the subsequent convertible note. If after February 1, 2002, the Company can sell to the investor shares of up to $1.5 million per sale, unless otherwise agreed to by the Company and the investor; provided, however, that the aggregate amount of all sale shares and convertible notes issued cannot exceed $10 million. The amount of the sale is limited to twice the average of the bid price multiplied by the trading volume during the 22 trading day period immediately preceding the date of sale. When the total amount of securities issued to the investor equals or exceeds $5 million, then the Company shall issue to the investor a subsequent incentive warrant exercisable to purchase 400,000 shares of common stock at a price equal to the bid price on the date of sale.

                                  RISK FACTORS
                                  ------------

We operate in a highly competitive and volatile industry. We are faced with aggressive pricing by competitors; competition for necessary parts, components and supplies; continually changing customer demands and rapid technological developments; and risks that buyers may encounter difficulties in obtaining governmental licenses or approvals, or in completing installation and construction of infrastructure, necessary to use our products or to offer them to end users. This Management's Discussion and Analysis and other sections of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. These statements reflect management's expectations, estimates and assumptions, based on information available at the time the document was prepared. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause the Company's actual results to be materially different from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the Company's fiscal year 2000 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Item 2.   Changes in the Rights of the Company's Security Holders.       None
          --------------------------------------------------------

Item 3.   Default by the Company on its Senior Securities.               None
          ------------------------------------------------

Item 4.   Submission of Matters to a Vote of Securities Holders.         None
          ------------------------------------------------------

Item 5.   Other Information.                                             None
          ------------------

Item 6(a) Exhibits.                                                      None
          ---------

Item 6(b) Reports on Form 8-K.
          --------------------

          On July 16, 2001, the Company filed Form 8-K to report the acquisition of substantially all of the assets of Suncoast Automation, Inc., a wholly owned subsidiary of ProtoSource Corporation, pursuant to an Asset Purchase Agreement by and among the Company, its subsidiaries, ProtoSource Corporation and Suncoast Automation, Inc. The purchase price was 766,058 shares of the Company's $0.001 par value common stock and valued at $1.1 million based on the closing bid price of the Company's shares of $1.47 per share on June 29, 2001. On September 13, 2001 the Company filed with the Securities and Exchange Commission a Form S-3 registration statement relating to these shares. On September 27, 2001 the Securities and Exchange Commission declared the registration statement effective.

          On October 12, 2001, the Company filed Form 8-K to report the Securities Purchase Agreement in the amount of $10 million by and between the Company and Crescent International Ltd., an investment company managed by GreenLight (Switzerland) SA. The initial funding consisted of a $2.5 million Convertible Note with the option to issue further Convertible Notes. In addition, the Company is required to issue warrants exercisable to purchase 700,000 shares of common stock at a price of $1.3064 per share for a five-year term. The Stock Purchase Agreement further permits Crescent to purchase up to $7.5 million in common stock of the Company over a 24-month period. The Company is obligated to register with the Securities and Exchange Commission 4,000,000 shares of common stock issuable to Crescent pursuant to the Stock Purchase Agreement.

                                    SIGNATURE
                                    ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAUPHIN TECHNOLOGY, INC.
   (Registrant)


Date: November 1, 2001                        By: /s/ Andrew J. Kandalepas
                                                  ------------------------------
                                                       Andrew J. Kandalepas
                                                       Chief Executive Officer

Date: November 1, 2001                        By: /s/ Harry L. Lukens, Jr.
                                                  ------------------------------
                                                       Harry L. Lukens, Jr.
                                                       Chief Financial Officer