Form 10-K
period 2001-12-31
DAUPHIN TECHNOLOGY INC
filed 2002-04-15
CIK 832489

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

    [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For fiscal year ended December 31, 2001

           TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

                        Commission File No. 33-21537-D

                               -----------------

                           DAUPHIN TECHNOLOGY, INC.
            (Exact name of Registrant as specified in its charter)

                        Illinois                   87-0455038
             (State or other jurisdiction of     (IRS Employer
             incorporation or organization)  Identification Number)

                  800 E. Northwest Hwy, Suite 950,       60067
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (1) Yes __X__   No  ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of April 10, 2002 is $37,078,868.

As of April 10, 2002, the number of Shares of the Registrant's Common Stock, $.001 par value, is 65,050,646 issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                           DAUPHIN TECHNOLOGY, INC.

                               Table of Contents

PART I.......................................................................................  3
Item 1. Description of Business..............................................................  3
   General...................................................................................  3
   Strategic Plan............................................................................  3
   Products and Services.....................................................................  4
   Markets...................................................................................  5
   Sales and Marketing.......................................................................  5
   Competition...............................................................................  6
   Customer Dependence.......................................................................  6
   Research and Development..................................................................  6
   Production................................................................................  7
   Source and Availability of Raw Materials..................................................  7
   Patents, Copyrights and Trademarks........................................................  7
   Employees.................................................................................  7
Item 2. Properties...........................................................................  7
Item 3. Legal Proceedings....................................................................  8
Item 4. Submission of Matters to Vote of Security Holders....................................  8

PART II......................................................................................  8
Item 5. Market for the Registrant's Common Stock and Related Security Holders Matters........  8
   Market Price of Common Stock..............................................................  8
   Holders...................................................................................  8
   Dividend Policy...........................................................................  8
   Common Stock..............................................................................  9
   Preferred Stock...........................................................................  9
   Warrants and Options......................................................................  9
   Transfer Agent and Registrar..............................................................  9
Item 6. Selected Financial Data.............................................................. 10
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations 10
   Results of Operations 2001 Compared to 2000............................................... 10
   Fourth Quarter 2001 Compared to Fourth Quarter 2000....................................... 11
   Results of Operations 2000 Compared to 1999............................................... 12
   Liquidity and Capital Resources........................................................... 12
   Risk Factors.............................................................................. 14
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.......................... 21
Item 8. Financial Statements and Supplementary Data.......................................... 21
Item 9. Changes in and Disagreements with Accountants on Accounting or Financial Disclosure.. 21

PART III..................................................................................... 22
Item 10. Directors, Executive Officers and Officers of the Registrant........................ 22
   Directors and Officers.................................................................... 22
   Other: Involvement in Certain Legal Proceedings........................................... 23
   Involvement by Management in Public Companies............................................. 23
Item 11. Executive Compensation.............................................................. 23
Item 12. Security Ownership of Certain Beneficial Owners and Management...................... 23
Item 13. Certain Relationships and Related Party Transactions................................ 23

PART IV...................................................................................... 23
Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K................... 23

SIGNATURES................................................................................... 24

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

                                    PART I

Item 1.  Business

General

Dauphin Technology, Inc. ("Dauphin" or the "Company") and its subsidiaries design and market mobile hand-held, pen-based computers and set-top boxes. The Company is also a provider of private, interactive cable systems to the extended stay hospitality industry. One of the Company's subsidiaries has performed design services, specializing in hardware and software development, to customers in the communications, computer, video and automotive industries.

The Company, an Illinois corporation, was formed on June 6, 1988 and became a public entity in 1991. The Company employs approximately 50 people consisting of engineering, sales and marketing, administrative, and other personnel. The Company's executive offices are at 800 E. Northwest Highway, Palatine, Illinois and it has two other facilities in northern Illinois, one in central Florida and a branch office in Piraeus, Greece.

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

As part of management's plan, on June 6, 1997 the Company acquired all of the outstanding shares of stock in R.M. Schultz & Associates, Inc. ("RMS"), an electronic contract-manufacturing firm located in McHenry, Illinois. In 1999, the Company terminated the operations of RMS because the entity was not profitable and used, rather than provided, cash in its operations.

On August 28, 2000 the Company, through a newly formed subsidiary named ADD Acquisitions Corp., acquired all of the assets of T & B Design, Inc. (f/k/a Advanced Digital Designs, Inc.), Advanced Technologies, Inc., and 937 Plum Grove Road Partnership pursuant to an Asset Purchase Agreement. The subsidiary then changed its name to Advanced Digital Designs, Inc. ("ADD"). ADD specializes in design services in the telecommunications industry, especially wireless and cable-based product development, as well as multimedia development, including digital video decoding and processing.

To assist the Company in the further development and marketing of its set-top box products, on July 1, 2001 the Company acquired substantially all of the net assets of Suncoast Automation, Inc. ("Suncoast"). Suncoast is a provider of private, interactive cable systems to the extended stay hospitality industry utilizing the Company's set-top boxes.

In August 2001, the Company signed a sales and marketing agreement with the Hellenic Telecommunications Organization S.A. (OTE) to sell set-top boxes through their more than 400 retail shops, as well as to participate in several vertical projects, meaning with other businesses or governmental agencies, that OTE is managing. This relationship marks the Company's entry into the consumer marketplace with its products. As a result of the agreement with OTE and other similar marketing agreements reached with Orbit Plan and the Dialogue Group of Companies, we established a European branch office consisting of twelve sales, marketing, customer service and technical support personnel located in Piraeus, Greece.

The Company plans to market for consumer use, in conjunction with its three versions of set-top boxes, a portfolio of complimentary peripheral devices such as video telephones, displays, home cinema equipment, wireless local area network (LAN) devices and various conferencing accessories. Specific consumer markets include retail chains, Internet Service Providers (ISP), and satellite programming providers.

As a result of the agreements noted above, the Company has become involved in vertical projects to develop communications solutions for law enforcement, defense, surveillance and Olympic security utilizing Terrestrial Trunked Radio (TETRA) technology. As a part of this solution, the Company has begun development of a next generation Orasis(R) by exploring alternative mobile hand-held computer products through original equipment manufacturers.

Products and Services

Orasis(R) is a hand-held computer developed by the Company with features to meet the expressed desires of many potential customers. The unit was developed with the multi-sector mobile user in mind. As such, it incorporated an upgradable processor, user upgradable memory and hard disc, various modules and mobile devices to satisfy the needs of various industries. The Company has not recognized significant sales of the product to date due to the lack of adequate marketing and the development of new technologies within the industry. Because of these new technologies, in 2001 the Company began developing a new version of the Orasis(R). The new Orasis(R) will have most of the same features as the original design, but will incorporate new technologies. The scheduled release of the next generation Orasis(R) is currently planned for 2002-2003.

A set-top box is an electronic device that converts digital signals into a user acceptable format via other electronic devices such as television sets, telephones and computers. The OraLynx(TM) set-top box processes high-speed video, provides storage and works with coaxial cable, ADSL and fiber. The OraLynx(TM) set-top box offers considerable advantages for service providers and end users. For service providers, the OraLynx(TM) set-top box enables integration of data, voice, and video over one unified network using one termination device. For end users, the OraLynx(TM) set-top box serves as a simple yet sophisticated gateway and access device that can be controlled with a remote control, keyboard or other mobile handheld device. The OraLynx(TM) set-top box can be networked to PC's, Internet appliances, and more. The OraLynx(TM) can provide direct access to interactive TV, video-on-demand and ATM or IP voiceover phone service. Basic unit features are as follows:

  .  High quality/high speed user interface (2D graphics)

  .  Seamless Video-on-Demand Service

  .  Instant Telephone Access

  .  IP or ATM voiceover

  . Supports standard Internet protocols and various Internet connections (xDSL, SONET, ATM25, Ethernet)

  .  Networking and Smart Appliance Interface

  .  Provides wireless or conventional networking

The Company also designs, constructs, installs and maintains private interactive entertainment systems, focusing primarily in the extended stay hospitality industry, utilizing the Company's set-top boxes. The Company provides all service and maintenance on the entire system. In addition to basic cable TV, the Company's system offers high speed internet connectivity, tiered programming, pay-per-view, games, room messaging, folio view, express check-out and community channels.

During 2001 and 2000, the Company performed design services, specializing in hardware and software development. In addition, the Company's engineers consulted with and assisted customers in the development of intellectual property. The Company's engineers specialize in telecommunications, especially wireless and cable-based product development, as well as multimedia development, including digital video decoding and processing. The design services part of the business has decreased significantly, and in the first quarter of 2002, the Company laid off the majority of its engineering staff. As existing contracts with customers expire and are completed, the Company will not pursue additional orders.

Markets

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

The set-top box market is a relatively new phenomenon. According to the research firm, Strategy Analytics, the worldwide installed base of set-top boxes was a mere 2.2 million in 1998 and was 27.4 million in the year 2000, and is expected to grow by 35% in 2002. Currently with the market in the early developing stages, the "set-top box" has not been perfected. Existing designs do not offer the flexibility or future capacity that Dauphin's customers seek.

Our focus on the timeshare market is based upon current statistics indicating annual timeshare global sales topping $6 billion and timeshare growth between 16% and 18% a year for the past seven years. Timesharing is the fastest-growing segment of the global travel and tourism industry. According to the January 1999 issue of Bear, Stearns & Co. Inc.'s Leisure Almanac, "the confluence of rapidly growing population of income-qualified households and increased utilization should result in collective revenues of $200 billion between 1995 and 2009." In 1998, the United States accounted for $3.06 billion--approximately half--of the world's timeshare sales revenue, according to a survey sponsored by the American Resort Development Association. In 2000, U.S. sales were about $4.1 billion, according to Ragatz Associates. The United States also leads in the number of resorts (more than 1,600) and owners (nearly 3 million). According to Ragatz Associates, in 1998 there were 4.25 million timeshare owners living in more than 200 countries and over 5,000 timeshare resorts in more than 90 countries.

Sales and Marketing

During the year 2001, the Company focused its marketing efforts in Greece, as it established a strong relationship with the Hellenic Telecommunications Organization S.A. (OTE). The Company has a sales and marketing agreement with OTE, whereby the Company's products are marketed through the OTE Commercial Network throughout Europe and the Middle East. OTE is a multi-billion dollar company comprised of well known subsidiaries including CosmOte, OTEnet, OTESAT, CosmoOne, OTEGlobe, OTEestate, HELLASCOM and other affiliated companies based in Bulgaria, Yugoslavia, Romania, Armenia, Albania and Jordan. OTE is a listed company and trades on the Athens Exchange and the New York Stock Exchange. OTE is a reseller of our products in Greece and other European countries. OTE will work directly with our Greek based branch marketing and sales office. The branch office was opened in August 2001. The office is staffed with approximately twelve sales and marketing personnel. In addition, the Company has developed a marketing agreement with Orbit Plan S.A., a strategic planning and business development firm having a presence in more than ten countries, for assistance in marketing the Company's products into many regions of Europe, Russia, the Commonwealth of Independent States, China and the Far East. The Company has also entered into a marketing agreement with the Dialogue Group of Companies which establishes the framework for joint development of a communications infrastructure for law enforcement and local public safety authorities, as well as development of certain related software applications. The agreement calls for bilateral representation of each respective company's products. The Dialogue Group of Companies is a Russian/American joint venture and is among the largest private commercial enterprises in the former Soviet Union, employing more than 3,500 people with clients that include the Ministry of Internal Affairs in Russia, the Moscow Police Department and the Federal Tax Police.

The Company's interactive cable systems are marketed primarily to the extended stay hospitality industry through advertising and direct contact with the customer.

Competition

Many competitors exist in the market segments where Dauphin competes. In the hand held computer market, companies such as Epson, Fujitsu, IBM, and Mitsubishi are market segment leaders. The companies manufacturing set-top boxes are equally as impressive, including Motorola and Scientific Atlanta. However, Dauphin management believes some advantages exist over the competition including flexibility, adaptability and unique solutions driven designs. Most of the Company's competitors are large corporations or conglomerates, which may have greater resources to withstand downturns in the hand-held computer and set-top box markets, invest in new technology and capitalize on growth opportunities. These competitors, like the Company, aggressively seek to improve their yields by way of increased market share and cost reduction.

The Company's interactive cable system competes with cable television companies, pay-per-view outlets such as On Command and others. Primary competitive factors in our markets include selection, convenience, accessibility, customer service and reliability.

We believe we can compete favorably in all of our markets. Most of our competitors are larger than us and have much greater financial resources. No assurance can be given that such increased competition will not have an adverse effect on our business.

Customer Dependence

While the Company continues to market to a variety of companies in many different industries, two customers accounted for approximately 87% of total revenues for 2001. Motorola, Inc. accounted for approximately 45% of total revenue for the year 2001 and approximately 53% of total revenues for the year 2000. This customer has itself suffered a reduction in revenue and as a result has not been issuing new purchase orders for design services. Because of the loss of future orders, in the first quarter of 2002, the Company laid off the majority of its engineering staff. Another customer, Hellenic Telecommunications Organization S.A. (OTE), accounted for approximately 42% of total revenues in 2001.

Research and Development

Substantially all of the Company's research and development efforts relate to the development of handheld computers and set-top boxes. To compete in the highly competitive hardware markets, the Company must continue to develop technologically advanced products. The Company's total research and development expenditures were approximately $2,434,000, $1,427,000 and $510,000 in 2001, 2000 and 1999, respectively. The Company has retained all rights and intellectual property acquired during the development of their hand-held products and peripheral devices, and its set-top boxes.

Production

Because the main components of the Company's products are complex, the assembly of the motherboards is outsourced to various subcontractors located in the United States and in Southeast Asia. Additionally, final assembly and the first level of testing are performed by the subcontractors. The Company's proprietary software is loaded by the subcontractor. The Company does final testing and modifications.

Source and Availability of Raw Materials

Component parts are obtained from suppliers around the world. Components used in all designs are state of the art. Components such as the latest mobile Intel processors, color video controllers and CACHE memory chips are in high demand and are, thus, available in short supply. However, once production has begun, management does not anticipate delays in the production schedule.

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

Employees

As of December 31, 2001, the Company had approximately 50 full-time employees. Many of the Company's employees are highly skilled and the Company's success depends in part upon its ability to attract and retain such employees. The loss of key Company personnel could have an adverse effect on the Company's results of operations. Because of the reduction in orders for design services and the decision to terminate its operations at the facilities in McHenry, during the first quarter of 2002, the Company laid off 24 full-time employees and currently has 26 full-time employees.

Item 2.  Properties

The Company's executive offices consist of 7,300 square feet of office space located at 800 E. Northwest Hwy, Suite 950, Palatine, Illinois 60067. The Company pays approximately $10,000 per month to rent the facilities. In December 1998, in conjunction with upgrading the facilities, Dauphin signed a five-year lease extension. The lease called for increased rent, but provided for reconstruction of facilities to better suit the Company's needs. The Company believes the space will be adequate for the foreseeable future. In addition, the Company operates a branch office consisting of 2,800 square feet at II Merarchias 2 Street and Aki Miaouli, 185 35, Piraeus, Greece. The lease is for 2 years and the monthly rent is approximately $4,300.

RMS facilities are located at 1809 South Route 31, McHenry, Illinois 60050. RMS occupies 53,000 square feet of space, of which 7,000 square feet is for office space and 5,000 square feet is surface mount portion of production. The lease has a five-year term starting on June 6, 1997 with an optional extension for an additional five years. The rent is approximately $16,000 per month. The Company will not be renewing its lease and will close all operations at RMS in May 2002.

ADD facilities are located at 937 N. Plum Grove Road, Schaumburg, Illinois 60173. The approximately 5,500 square feet of office space is owned by the Company.

Suncoast Automation Inc. facilities are located at 150 Dunbar Avenue, Oldsmar, Florida 34677. Suncoast occupies 3,000 square feet of space of which 1,500 square feet is for office space and 1,500 square feet is warehouse. The current lease expires in July 2002 and is renewable for three years. The rent is approximately $1,800 per month. The Company believes the space will be adequate for the foreseeable future.

Item 3.  Legal Proceedings

During 2001, the Company was engaged in various legal proceedings of which all such proceedings were finalized and fully accounted for in the financial statements. As of the date of this report, the Company is not aware of any legal proceedings or litigation involving the Company that would have a material effect on the Company.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holders Matters

Market Price of Common Stock

The Company's common stock is traded on the over-the-counter market and is quoted in the National Quotation Bureau's Pink Sheets. The following table shows the range of representative bid prices for the common stock. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions:

Bid Prices

                              1999           2000          2001
                          ------------- -------------- -------------
                           High   Low    High    Low    High   Low
                          ------ ------ ------- ------ ------ ------
           First Quarter. $1.219 $0.453 $12.563 $0.266 $2.813 $1.063
           Second Quarter  0.938  0.391   8.000  2.656  1.990  1.125
           Third Quarter.  0.750  0.266   6.750  3.094  1.970  0.900
           Fourth Quarter  0.703  0.219   4.438  0.719  1.550  0.660

Holders

The number of shareholders of record of the Company's common stock as of April 10, 2002 as reported by the Company's transfer agent is approximately 22,000. A number of the Company's shareholders on record are brokerage firms or stock clearing agencies. Therefore, the Company believes the total number of beneficial shareholders is greater than 22,000.

Dividend Policy

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Common Stock

The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $0.001 par value. As of April 10, 2002 there were 65,050,646 shares of common stock issued and outstanding held by approximately 22,000 shareholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the shareholders. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor (see "Market Price of Common Stock" and "Dividend Policy"). In the event of a liquidation, dissolution or winding up of the Company, holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding preferred stock. Holders of common stock have no right to convert their common stock into any other securities and have no cumulative voting rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable.

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

Warrants and Options

As of April 10, 2002 there are a total of 8,265,411 Warrants issued and outstanding in the hands of approximately 60 investors and consultants, resulting from fund raising. These Warrants are convertible at any time into Company's $0.001 par value common stock. The per share strike prices of these Warrants range from $0.20 to $5.481. These Warrants typically expire three years from the date of issuance. The Warrants include a change of form provision in them, whereby if a change in the form of the common stock occurs due to stock splits, stock dividends, or mergers, the holders are entitled to receive a pro-rata increase of shares at a discounted price. However, the holders of the Warrants do not have any voting rights and are not entitled to receive any cash or property dividends declared by the Board of Directors until they convert the Warrants into common shares. At the time such Warrants are exercised, the common shareholders' ownership percentage of the Company will be diluted.

As of April 10, 2002 there are a total of 5,605,562 Options issued and outstanding in the hands of more than thirty employees and former employees. These Options are exercisable at any time into the Company's $0.001 par value common stock. The per share strike prices of these Options range from $0.50 to $3.875. These Options expire three years from the date of issuance. At the time such Options are exercised, the common shareholders' ownership percentage of the Company will be diluted.

Transfer Agent and Registrar

American Stock Transfer and Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Item 6.  Selected Financial Data


                                                 Year Ended December 31
                            ----------------------------------------------------------------
                                2001         2000         1999         1998         1997
-                           ------------  -----------  -----------  -----------  -----------
Net Sales.................. $  2,620,207  $   859,837  $ 2,279,058  $ 5,367,514  $ 2,730,035
Net Income (Loss)..........  (13,252,360)  (7,514,979)  (9,306,304)  (6,131,557)  (3,988,017)
Net Income (Loss) Per Share        (0.21)       (0.15)       (0.20)       (0.16)       (0.13)
Total Assets...............    3,917,424   11,160,777    3,372,155    6,719,635    7,269,136
Long-Term Debt.............    1,196,777      102,133      185,179      302,951      429,526
Working Capital (Deficit)..      680,392    3,015,210     (917,917)     260,227    4,510,546
Shareholders Equity........    2,048,891   10,520,864      552,344    2,885,228    5,675,595

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

Results of Operations 2001 Compared to 2000

Revenue for the Company increased from approximately $860,000 in 2000 to $2,621,000 in 2001. Revenues from the sale of products increased from $64,000 in 2000 to $1,274,000 in 2001. The significant increase is the result of the Company beginning shipment of its set-top box during the fourth quarter of 2001. Additionally, the Company recognized approximately $135,000 of revenues from its interactive cable provider subsidiary, Suncoast. These revenues are only for six months, since the Company acquired the net assets of Suncoast on July 1, 2001. Design service revenue increased from $796,000 in 2000 to $1,346,000 in 2001, an increase of 69%. Design service revenues in 2000 were for four and one-half months, since the date of acquisition of Advanced Digital Designs, Inc. on August 18, 2000. Design service revenues began declining during the second half of 2001, as customers began canceling projects and not beginning new ones. Cost of sales decreased from $2,376,000 in 2000 to $1,680,000 in 2001. Cost of sales in 2000 included a write down of obsolete inventory of $1,440,000 and a write down of inventory to its net realizable value of $510,000. Cost of sales for 2001 includes the costs of the set-top boxes sold, as well as a write down of obsolete inventory of $490,000. Cost of services increased from $500,000 in 2000 to $1,137,000 in 2001. Cost of services for 2000 are included only from the date of acquisition of Advanced Digital Designs, Inc., representing four and one-half months. Cost of services consist primarily of payroll and related employee benefits of the engineers performing the services. Gross profit for design services decreased from 37% in 2000 to 16% in 2001. The decline in gross profit is a result of the decline in revenues while cost of services did not decrease in proportion to the revenues.

Selling, general and administrative expenses increased to approximately $4,742,000 for 2001 as compared to $3,630,000 for 2000. Selling, general and administrative expenses for 2000 consisted of professional fees and financial service expenses related to the private placement, salaries for administrative personnel, expenses for the common stock purchase agreement, administrative costs associated with the design services subsidiary, ADD and costs associated with exercising the drawdown. For the year 2001, selling, general and administrative costs were primarily expenses associated with the issuance of common stock for reimbursement pursuant to a personal guarantee, salaries for administrative and marketing personnel, expenses in establishing the operations of the Greek branch office and expenses pertaining to the Suncoast subsidiary. Included in selling, general and administrative expenses for 2001 are the operations of the branch office in Greece, amounting to approximately $300,000. Also included in 2001 are six months of selling, general and administrative expenses of Suncoast, included since the date of acquisition. These approximated $490,000.

Research and Development costs increased to approximately $2,434,000 for 2001 as compared to $1,472,000 for 2000. Approximately 84% of Research and Development in 2001 consisted of costs associated with the development of the OraLynx(TM) set-top box, with approximately 16% for the development of the new version of the Orasis(R). Research and Development costs in 2000 were for the development of the OraLynx(TM) set-top box.

Amortization of goodwill associated with the acquisition of Advanced Digital Designs, Inc. amounted to $1,100,000, whereas in 2000, only four and one-half months of amortization are included, which amounted to $412,500.

Asset impairment and other losses for 2001 consisted of the write off of the remaining goodwill associated with the acquisition of Advanced Digital Designs, Inc. of $3,987,500 and $290,000 of an investment in non-marketable securities. During the fourth quarter of 2001 the Company determined that the set-top box design was completed and the design services business with outside customers was declining, therefore an impairment of the goodwill associated with the acquisition of ADD occurred. The Company revised its projections and determined that the projected results would not support the carrying value of the goodwill balance. In addition, the Company determined that the carrying value of its investment in non-marketable securities had been impaired since the investment had discontinued paying dividends in 2001 and due to the overall poor financial condition of the issuing company.

Interest expense increased to approximately $274,000 for the year ended December 31, 2001 from $68,000 for the year ended December 31, 2000. Included in interest expense in 2001 is three months amortization of the debt discount associated with the Convertible Note, amounting to $252,000. The remaining interest is related to capital equipment leases and other borrowings. Interest expense in 2000 was a result of the capital equipment leases and other borrowings. Interest on these leases and other borrowings decreased from $68,000 to $22,000 because the outstanding balances on the capital leases and borrowings have decreased.

Fourth-Quarter 2001 Compared with Fourth-Quarter 2000

Net sales for the fourth-quarter 2001 were approximately $1,195,000 as compared to fourth-quarter net sales in 2000 of approximately $30,000. The Company began shipping set-top boxes in the fourth quarter to OTE, the Hellenic Telecommunications Organization S.A. which the Company has a sales and marketing agreement. Also included in the fourth quarter are revenues from the Suncoast operations, amounting to approximately $70,000. The net assets of Suncoast were acquired on July 1, 2001. Design services revenue in the fourth-quarter amounted to $176,000 as compared to $469,000 in the fourth-quarter of 2000. The decrease in revenue of 62% is a result of the reduction in engineering projects available in the marketplace. Customers for our type of services have experienced layoffs and cutbacks within their own industries, and outside consulting is another area where companies reduced their costs. Cost of sales in the fourth-quarter of 2001 includes the write-off of the remaining inventory associated with the Orasis. Cost of sales in the fourth-quarter of 2000 includes $1,950,000 of write down of inventory and adjustment to the net realizable carrying value. Because of the above, gross loss decreased from $1,936,000 in the fourth-quarter of 2000 to $359,000 for the fourth-quarter of 2001.

Selling, general and administrative expenses for fourth-quarter of 2001 include the operations of the Suncoast subsidiary as well as the operations of the branch office in Greece, whereas neither of these two operations existed in 2000. Selling, general and administrative expenses for the fourth-quarter of 2000 include expenses associated with the Comdex2000 trade show, advertising, expenses associated with exploring foreign markets and the charges to increase the reserve for bad debts. All other selling, general and administrative expenses are comparable between the fourth quarter of 2001 and 2000. Research and Development costs decreased by approximately $325,000 from approximately $999,000 in the fourth-quarter 2000 to approximately $674,000 in the fourth-quarter 2001. This is attributable to the completion of the development of the OraLynx(TM) set-top box in 2001.

Interest expense increased from $4,000 in the fourth-quarter 2000 to approximately $258,000 in the fourth-quarter of 2001. This increase is attributable to the amortization of the beneficial conversion feature associated with the Convertible Note in 2001.

Results of Operations 2000 Compared to 1999

Revenue for the Company decreased from approximately $2,279,000 in 1999 to $860,000 in 2000. The revenue decreased as a result of the Company's decision to eliminate contract manufacturing and focusing its efforts on the development of the set-top box. The Company determined that contract manufacturing was no longer profitable and did not fit in to the overall business plan of the Company. Contract manufacturing revenues approximated $2,000,000 in 1999. Revenue for 2000 was also aided by the design services and consulting of the Company's subsidiary, Advanced Digital Designs ("ADD"). Gross revenue from ADD from the date of acquisition of August 18, 2000, amount to approximately $985,000. Gross profit margins are not comparable for the period due to the fluctuations in revenue. The gross profit margin for both years were effected by the write down of obsolete inventory. For the year ended December 31, 2000 the write down of obsolete inventory and the reserve for potential obsolete Orasis(R) inventory amounted to $1,950,000 as compared to the write-off of obsolete inventory in the year ended December 31, 1999 of $1,793,000.

Selling, general and administrative expenses decreased to approximately $4,043,000 for 2000 as compared to $4,173,000 for 1999. The increase in professional fees and financial service expenses related to the private placement, common stock purchase agreement and cost associated with exercising the drawdown, amounting to approximately $985,000, were offset by staff reductions and other cost cutting measures implemented by management approximating $1,115,000.

Research and Development costs increased to approximately $1,472,000 for 2000 as compared to $510,000 for 1999. Research and Development in 2000 consisted of costs associated with the development of the OraLynx(TM) set-top box, whereas in 1999, these costs were for the continued development of the Orasis(R).

Interest expense decreased to approximately $68,000 for the year ended December 31, 2000 from $2,099,000 for the year ended December 31, 1999. Interest expense in 1999 was mainly a result of the financing activities associated with the conversion of debt to common stock as well as the issuance of warrants associated with the debt.

Liquidity and Capital Resources

The Company has incurred a net operating loss in each year since its founding and as of December 31, 2001, has an accumulated deficit of approximately $59,342,000. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products including its set-top box. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

For the year ended December 31, 2001 the Company used $4,213,000 of cash in operating activities, used $661,000 in investing activities and generated $2,916,000 of cash from financing activities that produced a decrease in cash of $1,958,000 for the year. The net loss of $13,252,000 was partially offset by the non-cash items of depreciation and amortization of $1,630,000, the asset impairment loss of $4,277,000, write off of assets not used in the business of $526,000, write off of inventory of $490,000 and the issuance of common stock for reimbursement pursuant to a personal guarantee for $1,242,000. Investing activities consisted of the purchase of equipment, which is primarily leasehold improvements in the establishment of the Company's sales and marketing branch office in Greece amounting to approximately $316,000 and additions of equipment at Suncoast. Investing activities consisted primarily of the issuance of convertible debentures and warrants for $2,500,000, the drawdown against the equity line of $300,000 and the exercise of warrants and stock options for $206,000. As of December 31, 2001 the Company had a current asset to current liabilities ratio of 2.0 as compared to a ratio of 6.6 at December 31, 2000. The Consolidated Statements of Cash Flows, included in this report, detail the other sources and uses of cash and cash equivalents.

In the second quarter of 2000, the Company entered into a common stock purchase agreement, escrow agreement and registration rights agreement with Techrich International Ltd., ("Techrich"). These agreements provided a $100,000,000 equity line of credit for use by the Company at its discretion. During the third and fourth quarters of 2000, the Company received $7,000,000 from the equity line in exchange for the issuance of 2,136,616 of common stock. In the third quarter of 2001, the Company received an additional $300,000 from the equity line in exchange for 258,968 shares of common stock.

On September 28, 2001 the Company entered into a $10 million Securities Purchase Agreement with Crescent International Ltd., ("Crescent") an institutional investor. Under the Securities Purchase Agreement, the Company issued a Convertible Note for $2.5 million. Although the Company had the option to issue further convertible notes to Crescent subject to certain conditions precedent, such option expired on February 1, 2002 and no additional notes were issued. In addition, the Company issued warrants exercisable to purchase 700,000 shares of common stock at a price of $1.3064 per share for a five-year term. The Stock Purchase Agreement further permits the Company to sell to Crescent up to $7.5 million in common stock of the Company over a 24-month period. Additionally, the Company agreed not to exercise any drawdowns against its existing common stock purchase agreement with Techrich International Ltd., which expired on January 28, 2002.

The Securities Purchase Agreement permits the Company to sell to Crescent and requires Crescent to purchase from the Company, at the Company's sole discretion, common stock of the Company for up to $7.5 million over a 24-month period. Individual sales are limited to $1.5 million, or a higher amount if agreed to by the Company and Crescent, and each sale is subject to our satisfaction of the following conditions precedent (none of which are within the control of Crescent): (1) the Company's representations and warranties must be true and complete, (2) the Company must have one or more currently effective registration statements covering the resale by Crescent of all shares issued in prior sales to Crescent and issuable upon the conversion of the Convertible Note, (3) there must be no dispute as to the adequacy of disclosures made in any such registration statement, (4) such registration statements must not be subject to any stop order, suspension or withdrawal, (5) the Company must have performed its covenants and obligations under the Securities Purchase Agreement, (6) no statute, rule, regulation, executive order, decree, ruling or injunction may have been enacted, entered, promulgated or adopted by any court of governmental authority that would prohibit the Company's performance under the Securities Purchase Agreement, (7) the company's common stock must not have been delisted from its principal trading market and there must be no trading suspension of its common stock in effect, and (8) the issuance of the designated number of shares of common stock with respect to the applicable sale must not violate the shareholder approval requirements of the Company's principal trading market. The aggregate amount of all sale shares and convertible notes issued cannot exceed $10 million. The amount of the sale is limited to twice the average of the bid price multiplied by the trading volume during the 22 trading day period immediately preceding the date of sale. When the total amount of securities issued to Crescent equals or exceeds $5 million, the Company shall issue to Crescent a subsequent incentive warrant exercisable to purchase 400,000 shares of common stock at a price equal to the bid price on the date the incentive warrant is issued.

The Company elected to pursue the above financing arrangements with Crescent International because the Company's previous financing arrangements with Techrich contained certain limitations as it related to the market price of our common stock, the average volume of shares traded on a daily basis and other such factors which would not generate the greatest benefit to the Company's shareholders. In addition, the financing arrangement with Techrich expired at the end of January 2002. Because of the changes in circumstances and the current economic conditions of the Company, management decided to explore alternative financing arrangements. Several alternatives were reviewed, including private placement transactions, various long-term debt arrangements with different investment bankers and other equity line arrangements similar to the one with Techrich. Management felt that the arrangement with Crescent was the best alternative and was in the best interest of the Company and its shareholders.

The Company expects to rely on the above financing arrangements in order to continue its development of products and to continue its ongoing operations in the short-term. The long-term cash needs of the Company will be dependent on the successful development of the Company's products and their success in the market place. At the current rate, the Company is not able to internally generate sufficient funds for operations and will be required to rely on outside sources for continued funding until such time as the Company's operations generate a profit and cash is generated from operations. The Company has historically issued and may continue, if the circumstances warrant, to issue common stock to vendors and suppliers in lieu of cash for products and services provided to the Company.

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

Risks Related to Our Financial Results and/or Condition

We have an accumulated deficit due to substantial losses incurred over the last six years.

Since July 1996 we have operated without substantial sales or revenue and have an accumulated deficit of $59,594,000 as of December 31, 2001. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products, including its set-top box. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained. Our financial performance may make it difficult for potential sources of capital to evaluate the viability of our business to date and to assess its future viability.

None of our products have achieved widespread distribution or customer acceptance nor are there any assurances that the Company will be able to profitably sell its products.

The Orasis(R) is a solution oriented, pen-based, mobile computer system, which has been produced and marketed only on a limited basis. The Company has not recognized significant sales of the product. A new version of the Orasis(R) is under development and scheduled for release in 2002/2003.

We began shipping the OraLynx(TM) set-top box late in the fourth quarter of 2001. We believe the OraLynx(TM) set-top box will address a broad market demand. There can be no assurance that a market demand will exist or the sales of the OraLynx(TM) will continue after first being introduced. If a market demand exists, it may be met with alternative products offered by competitors or with pricing that we cannot match.

Availability of additional funding under our Securities Purchase Agreement requires the Company to meet certain conditions precedent, which the Company may be unable to meet.

On September 28, 2001 the Company entered into a $10 million Securities Purchase Agreement with Crescent International Ltd., an institutional investor. Under the Securities Purchase Agreement, the Company issued a Convertible Note for $2.5 million on October 2, 2001. Although the Company had the option to issue further convertible notes to Crescent subject to certain conditions precedent, such option expired on February 1, 2002 and no additional notes were issued. In addition, the Company issued warrants exercisable to purchase 700,000 shares of common stock at a price of $1.3064 per share for a five-year term. The Securities Purchase Agreement further permits the Company to sell to Crescent up to $7.5 million in common stock of the Company over a 24-month period. Additionally, the Company agreed not to exercise any drawdowns against its existing common stock purchase agreement with Techrich International Ltd., which expired on January 28, 2002.

The Securities Purchase Agreement permits the Company to sell to Crescent and requires Crescent to purchase from the Company, at the Company's sole discretion, common stock of the Company for up to $7.5 million over a 24-month period. Individual sales are limited to $1.5 million, or a higher amount if agreed to by the Company and Crescent, and each sale is subject to our satisfaction of the following conditions precedent (none of which are within the control of Crescent): (1) the Company's representations and warranties must be true and complete, (2) the Company must have one or more currently effective registration statements covering the resale by Crescent of all shares issued in prior sales to Crescent and issuable upon the conversion of the Convertible Note, (3) there must be no dispute as to the adequacy of disclosures made in any such registration statement, (4) such registration statements must not be subject to any stop order, suspension or withdrawal, (5) the Company must have performed its covenants and obligations under the Securities Purchase Agreement, (6) no statute, rule, regulation, executive order, decree, ruling or injunction may have been enacted, entered, promulgated or adopted by any court of governmental authority that would prohibit the Company's performance under the Securities Purchase Agreement, (7) the company's common stock must not have been delisted from its principal trading market and there must be no trading suspension of its common stock in effect, and (8) the issuance of the designated number of shares of common stock with respect to the applicable sale must not violate the shareholder approval requirements of the Company's principal trading market. The aggregate amount of all sale shares and convertible notes issued cannot exceed $10 million. The amount of the sale is limited to twice the average of the bid price multiplied by the trading volume during the 22 trading day period immediately preceding the date of sale. When the total amount of securities issued to Crescent equals or exceeds $5 million, the Company shall issue to Crescent a subsequent incentive warrant exercisable to purchase 400,000 shares of common stock at a price equal to the bid price on the date the incentive warrant is issued.

Even though Crescent has no investment discretion with respect to shares of common stock that the Company may require it to purchase under the Securities Purchase Agreement, the Company may not be able to satisfy one or more of these conditions at any time that it desires to raise funds from Crescent.

The initial funding of $2.5 million allowed the Company to pay the subcontractors for the OTE order, complete two installations at time-share resorts, complete the opening of the branch office in Piraeus, Greece and fund operations. Additional funding will need to be secured for the Company to continue into the second quarter of 2002.

Risks Relating to Our Shares

Shareholders may suffer dilution from the exercise of existing options, warrants and convertible notes; the terms upon which we will be able to obtain additional equity capital could be adversely affected.

Our common stock may become diluted if warrants and options to purchase our common stock are exercised and if Crescent converts our outstanding $2,500,000 convertible note into shares of our common stock. The conversion price of Crescent's convertible note is the lower of $1.1561 and a price based on a formula determined at the time of conversion. We have limited rights to delay conversion for up to 180 days from the date triggering those rights if the conversion price determined by the formula is below $0.75 per share. At this price, conversion by Crescent of its convertible note would result in the issuance of 3,333,333 shares. We are required to register for resale shares issued upon conversion of the convertible note to the extent they are not registered. As of April 10, 2002, the conversion price of the convertible note was $0.5233, which would result in the issuance of 4,777,375 shares. Crescent has informed us that it has no current intent to convert our convertible note into shares of our common stock and that any decision as to whether to convert in full or in part will be based on relevant facts, circumstances and market conditions existing at the time of the decision.

In addition to the dilution resulting from a conversion of our convertible note, we could be subject to further dilution upon exercise of a Protective Warrant, if and when issued to Crescent. The number of shares of our common stock that can be purchased upon exercise of the protective warrant is equal to the number of shares of our common stock that is determined by subtracting the amount paid by Crescent for its initial purchase of the Company's common stock, i.e. $500,000, divided by the purchase price, from an amount which is equal to $500,000 divided by the price of the common stock for the Company as computed on the effective date of the Company's registration statement. Under the terms of the Protective Warrant, if the price for the Company's common stock as computed on the effective date of the registration statement filed on behalf of Crescent is higher than the purchase price for the Company's common stock, as computed on the date Crescent purchased such shares, the Protective Warrant does not become exercisable.

Irrespective of whether Crescent exercises its warrants or converts its convertible note, our common stock is subject to further dilution upon the issuance of shares of our common stock to Crescent that could occur if we require Crescent to purchase additional shares of our common stock for up to $7,500,000. These additional shares would be at a discount to the then current market price. The purchase price, with respect to the sale of common stock by us to Crescent, is determined by taking the lower of $1.1561 and 92% of the average of the lowest three consecutive bid prices during the 22 trading day period immediately preceding the applicable sale date. Dilution resulting from issuance of said shares will depend on the trading price at the time the common stock is sold. Under the terms of our Securities Purchase Agreement with Crescent, the number of shares to be purchased by Crescent or to be obtained upon exercise of warrants or conversion of the convertible note held by Crescent cannot exceed the number of shares that, when combined with all other shares of common stock and securities then owned by Crescent, would result in Crescent owning more than 9.9% of our outstanding common stock at any given point of time. Our agreements with Crescent obligate us to register any shares of our common stock that we require Crescent to purchase. Neither Crescent nor any of its affiliates can directly or indirectly engage in any short sale of the Company's common stock.

These shares, as well as the eligibility for additional restricted shares to be sold in the future, either pursuant to future registrations under the Securities Act of 1933, as amended, or an exemption such as Rule 144 under the Securities Act of 1933, as amended, may have a dilutive effect on the market for the price of our common stock. The terms upon which we will be able to obtain additional equity capital could also be adversely affected. In addition, the sale of common stock, or merely the possibility that these sales could occur, could have an adverse effect on the market price of our common stock.

Because the amount of securities to be issued to Crescent is based on a formula that is tied to the market price of our shares, issuance of these securities could result in significant dilution of the per share amounts of our shares. The inverse relationship between the price and the amount of securities to be issued may have the following results:

  . the lower the average trading price of our shares at the time we request Crescent to purchase additional shares, the greater the number of securities that can be issued, and the greater the risk of dilution caused by these securities;

  . the perceived risk of dilution may cause Crescent or other shareholders to sell their shares, which could contribute to a downward movement in the stock price of shares; and

  . any significant downward pressure on the trading price of our shares could encourage stockholders to engage in short sales, which could further contribute to a price decline of our shares.

It is likely that our shares will be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control.

The securities markets have recently experienced significant price and volume fluctuations. The market prices and volume of securities of technology and development-stage companies have been especially volatile. Market volatility and other market conditions could reduce the market price for our shares despite operating performance. In addition, if our operating performance falls below expectations, the market price of our shares could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were the subject of such litigation we could experience substantial litigation costs and diversion of management's attention and resources.

We have not paid any dividends and have no expectation of paying dividends in the foreseeable future.

We have not declared, paid, or distributed any cash dividends on our shares in the past, nor are any cash dividends contemplated in the foreseeable future. There is no assurance that our operations will generate any profits from which to pay cash dividends. Even if profits are generated through operations in the future, our present intent is to retain any such profits for acquisitions, product development, production and marketing, and for general working capital requirements.

Our shares are not widely traded.

There is only a limited market for our shares. If a large portion of the shares eligible for immediate resale after registration were to be offered for public resale within a short period of time, the current public market would likely be unable to absorb such shares. This could result in a significant reduction in current market prices. There can be no assurance that investors will be able to resell shares at the price they paid for the shares or at any price.

Our shares are subject to special trading rules relating to "penny stocks" which restrict trading.

Our shares are covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell "penny stock" to persons other than certain established customers. For transactions covered by the rule, the broker-dealer must obtain sufficient information from the customer to make an appropriate suitability determination, provide the customer with a written statement setting forth the basis of the determination and obtain a signed copy of the suitability statement from the customer. The rule may affect the ability of broker-dealers to sell our shares and also may affect your ability to sell shares in the secondary market.

Risks Related to Our Strategy

We may be unable to identify or acquire additional technologies or products to diversify our product offering which could reduce our ability to generate revenues.

One of our goals is to become a leading provider of niche electronic products. We expect to avoid reliance upon any one given product through acquisition and/or development of additional technologies and products. However, we may be unable to identify or acquire technologies or products. In that case, we may have to rely upon our own resources to develop such technologies and products internally. We may not have sufficient resources to do this. In addition, acquisitions involve a number of special risks, such as diversion of management's attention and financing issues, which may have a negative impact on operations and financial performance. The Company does not have any current plans or proposals for any acquisitions at this time.

We may not be able to efficiently integrate any acquired technologies, products or businesses which may require additional time by senior management and disrupt our current business.

We will actively look to acquire technologies, products and other businesses to complement our operations. There can be no assurance that we will be able to integrate the operations of any other business successfully. Acquisitions we do undertake will subject us to a number of risks, including the following:

  . inability to institute the necessary systems and procedures, such as accounting and financial reporting systems;

  .  assumption of debt;

  . issuance of additional common stock, thereby diluting current shareholders ownership;

  .  reallocation of management's time away from its current activities;

  .  failure to retain key personnel; and

  .  assumption of unanticipated legal liabilities and other problems.

In addition, we may acquire technologies or products that prove incompatible to other products following further development.

Even if we successfully integrate acquired technologies, products or businesses, the additional strain on management and current resources may prevent us from effectively managing the growth.

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

The existing purchase orders received from international companies subjects us to risks associated with international operation, such as collection of accounts receivable, foreign currency fluctuations and regulatory requirements .

As we begin shipping under the purchase orders and set-top box agreement, we risk exposure to international risks, including:

  . greater difficulty in accounts receivable collection and longer collection periods;

  .  unexpected changes in regulatory requirements;

  .  foreign currency fluctuations;

  .  reduced protection of intellectual property rights;

  .  potentially adverse tax consequences; and

  .  political instability.

At the present time, the Company is only currently operating in one foreign country, Greece. However, as the Company continues to grow and develop, expansion may very well occur in other countries, primarily in Europe.

Risks Related to Development, Production and Marketing of Our Products

The Company has developed two products in five years and the future of the Company will be affected by the success of these products.

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

We incurred substantial expense in developing the Orasis(R) computer. We expect to continue to develop enhancements and accessory equipment to meet customer and market demands. The OraLynx(TM) set-top box is in the final development stage. Although we anticipate further expense associated with the final stage of development, it will not be substantial. However, delays in development arising from insufficient cash or personnel resources will hinder our ability to bring these products to market before competitors introduce comparable products. In that case, we will miss the opportunity to capitalize on the technological advances, which we believe such products may offer.

We depend on outside sources for components and may be harmed by unavailability of components, excessive prices for components or unexpected delays in component deliveries.


The Orasis(R) and OraLynx(TM) set-top box use or will use various component parts, such as PCBs, microchips and fabricated metal parts. We must obtain these components from manufacturers and third-party vendors. While we do not anticipate any possible delays or problems in securing parts, our reliance on those manufacturers and vendors, as well as industry component supply, may create risks including the following:

  .  the possibility of a shortage of components;

  .  increases in component costs;

  .  variable component quality;

  .  reduced control over delivery schedules; and

  .  potential manufacturer/vendor reluctance to extend credit to us.

Additionally, we are currently utilizing the services of a subcontractor for the manufacture of our OraLynx set-top box. If this subcontractor is unable to meet our requests for product, or if there is a shortage of component parts or if the cost of these parts substantially increases, our operations and our success in the marketplace could be materially and adversely affected. The Company has secured alternative subcontractors and vendors, should our current sources be unavailable. However, similar risks are present with these alternative sources.

Errors or defects in our products could result in customer refund or product liability claims causing an impact on market penetration, acceptance of our products, profitability and on the cash flow of the Company.

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

Errors or defects could harm our business and future operating results. With defective products, our market share would be negatively impacted and the Company would lose substantial future revenue. Moreover, because our products will be used in critical computing functions, we may receive significant liability claims if our products do not work properly. Our agreements with customers typically do and will contain provisions intended to limit our exposure to product liability claims. However, these provisions may not preclude all potential claims. Liability claims could require us to spend significant time, money and effort in litigation. They also may result in substantial damage awards. Any such claim, whether or not successful, could materially damage our reputation, cause a strain on our results of operation with the lack of revenue and additional expenses, and burden management resources by focusing efforts on the errors or defects as opposed to product development and growth.

We will be unable to develop, produce and market our products without qualified professionals and seasoned management.

Our success depends in large part on our ability to recruit and retain professionals, key management and operating personnel. We need to complete development of the OraLynx(TM) set-top box, continue to develop and modify the Orasis(R) and coordinate production of Orasis(R) computers and the OraLynx(TM) set-top box. We also need to develop marketing channels to increase market awareness and sales of our products. Qualified professionals, management and operating personnel are essential for these purposes. Such individuals are in great demand and are likely to remain a limited resource in the foreseeable future. Competition for them is intense and turnover is high. If we cannot attract and retain needed personnel, we will not succeed.

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

Interest Rate Sensitivity

Substantially all of the Company's liquid investments and long-term debt are at fixed rates; therefore, the fair value of these instruments is affected by changes in market interest rates. The Company believes that the market risk arising from its holdings of liquid investments is minimal as substantially all of the Company's investments mature within one year.

Foreign Currency Exchange Risk

Dauphin is exposed to foreign exchange risks through its branch operation in Greece. The Company does not believe that the potential exposure is significant in light of the current size of its operations in Greece. We do not currently and do not intend in the future to utilize derivative financial instruments for trading purposes, unless the operations of the branch facility in Greece become significant. At that time, the Company will initiate a risk management policy to monitor interest rate and foreign exchange risks.

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

            Name                 Age Date      Present Office
            ----                 --- ---- -------------------------
            Andrew J. Kandalepas 50  1995 Chairman of the Board of
                                          Directors Chief Executive
                                          Officer

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

             Christopher L. Geier 40  1999 Executive Vice President

   Mr. Geier is Executive Vice President reporting directly to Dauphin's CEO. Mr. Geier leads Dauphin's overall organization, including its subsidiaries. Prior to joining Dauphin in 1999, Mr. Geier founded and managed several multimillion-dollar private corporations, as well as a $100 million region of a large retail distribution company. Mr. Geier earned an MBA from the University of Chicago Graduate School of Business and a Bachelor of Arts in Criminal Justice/Pre Law from Washington State University.

             Harry L. Lukens, Jr. 51  2000 Chief Financial Officer

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


                Jeffrey L. Goldberg 50  1995 Secretary, Director

   Mr. Goldberg has served as Secretary and a Director since June of 1995. He is also a member of the Audit Committee. Mr. Goldberg is a principal with Jeffrey L. Goldberg and Associates, a financial planning firm and is currently Chief Executive Officer of Stamford International, a Canadian company. He is a former principal at Essex, LLC., a financial planning and asset management firm and at FERS Personal Financial LLC, an accounting and financial planning firm. Mr. Goldberg formerly served as the President of Financial Consulting Group, LTD., a lawyer at the Chicago law firm of Goldberg and Goodman, and prior to that, was a tax senior with Arthur Andersen LLP. He is an attorney and CPA.

                        Gary E. Soiney 61  1995 Director

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

                  Name                 Age Date Present Office
                  ----                 --- ---- --------------
                  Mary Ellen Conti, MD 57  2000    Director

   Dr. Conti was appointed to the Board of Directors and to the Audit Committee in September, 2000. Dr. Conti is a Radiation Oncologist and owns and operates four Radiation Therapy Clinics in the St. Louis, Missouri area. She has practiced in the medical field since 1974 and has been a member of the Planning and Budget Committee of Memorial Hospital in Belleville, Illinois. Dr. Conti currently serves as a member of the Board of Directors of Creighton University, FirstStar Bank Health Care Board, Association of Freestanding Radiation Oncology Centers and the Accreditation Association for Ambulatory Health Care.

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

Involvement by Management in Public Companies

Mr. Goldberg is Chief Executive Officer and Chairman of the Board of Stamford International, Inc., which trades on the Canadian Dealer Network. Mr. Goldberg also served as a Director of Econometrics, Inc. that is traded on the over the counter market until October 2000. None of the other Directors, Executive Officers or Officers has had, or presently has, any involvement with a public company, other than the Company.

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

Certain information concerning the registrant's executive officers is included under the caption, "Officers and Directors of the Registrant," following Part I of this report. Other information required by Items 10, 11, 12, and 13 will be contained in the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

The Company did not file a report on Form 8-K during the fourth quarter of the recently completed fiscal year.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, in the City of Palatine and State of Illinois, on the 12th day of April, 2002.

                                          DAUPHIN TECHNOLOGY, INC.

                                               /S/  ANDREW J. KANDALEPAS
                                          By:_______________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities and on the dates indicated.

          Signature                       Title                     Date
          ---------                       -----                     ----

  /S/ ANDREW J. KANDALEPAS Chairman of the Board of Directors April 12, 2002 ------------------------- Chief Executive Officer, President
    Andrew J. Kandalepas

  /S/  CHRISTOPHER L. GEIER Executive Vice President           April 12, 2002
  -------------------------
    Christopher L. Geier

  /S/  HARRY L. LUKENS, JR. Chief Financial Officer and        April 12, 2002
  ------------------------- Assistant Secretary
    Harry L. Lukens, Jr.

  /S/  JEFFREY L. GOLDBERG  Secretary and Director             April 12, 2002
  -------------------------
     Jeffrey L. Goldberg

     /S/  GARY E. SOINEY    Director                           April 12, 2002
  -------------------------
       Gary E. Soiney

    /S/  MARY ELLEN CONTI   Director                           April 12, 2002
  -------------------------
    Mary Ellen Conti, MD

                           Dauphin Technology, Inc.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   Report of Independent Certified Public Accountants.................... F-2
   CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 2001 AND 2000............... F-3
   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
     2001, 2000 AND 1999................................................. F-4
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED
     DECEMBER 31, 1999, 2000 AND 2001.................................... F-5
   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
     2001, 2000 AND 1999................................................. F-6
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................ F-7

              Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of Dauphin Technology, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of DAUPHIN TECHNOLOGY, INC. (an Illinois corporation) and Subsidiaries, as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dauphin Technology, Inc. and its Subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $13,252,360 during the year ended December 31, 2001, and, as of that date, the Company's accumulated deficit is $59,594,075. In addition, the Company has consistently used, rather than provided, cash in its operations. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in Note 20, the accompanying consolidated financial statements for the year ended December 31, 2000 have been restated.

                                          GRANT THORNTON LLP

Chicago, Illinois
April 9, 2002

                           Dauphin Technology, Inc.

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 2001 and 2000

                                                                                     2001          2000
                                                                                 ------------  ------------
                                                                                                 RESTATED
CURRENT ASSETS:
   Cash......................................................................... $    725,364  $  2,683,480
   Accounts receivable--
       Trade, net of allowance for bad debt of $50,621 at December 31, 2001
         and 2000...............................................................       67,201       321,377
       Employee receivables.....................................................        3,248        21,590
   Inventory, net of reserves for obsolescence of $2,981,623 and $2,491,216 at
     December 31, 2001 and 2000.................................................      518,452       505,749
   Prepaid expenses.............................................................       37,883        20,794
                                                                                 ------------  ------------
          Total current assets..................................................    1,352,148     3,552,990
INVESTMENT IN RELATED PARTY.....................................................           --       290,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $475,899
  and $1,127,040 at December 31, 2001 and 2000..................................    1,824,935     1,477,787
ESCROW DEPOSIT..................................................................      368,181       752,500
ASSETS NOT USED IN BUSINESS.....................................................       75,017            --
INSTALLATION CONTRACTS, net of accumulated amortization of $22,857 at
  December 31, 2001.............................................................      297,143            --
GOODWILL, net of accumulated amortization of $412,500 at December 31,
  2000..........................................................................           --     5,087,500
                                                                                 ------------  ------------
          Total assets.......................................................... $  3,917,424  $ 11,160,777
                                                                                 ============  ============
CURRENT LIABILITIES
   Accounts payable............................................................. $    477,716  $    290,474
   Accrued expenses.............................................................      103,792        80,433
   Current portion of long-term debt............................................       82,507       113,629
   Customer deposits............................................................        7,741        53,244
                                                                                 ------------  ------------
          Total current liabilities.............................................      671,756       537,780
LONG-TERM DEBT..................................................................       43,580       102,133
CONVERTIBLE DEBENTURES..........................................................    1,153,197            --
                                                                                 ------------  ------------
          Total liabilities.....................................................    1,868,533       639,913
COMMITMENTS AND CONTINGENCIES...................................................           --            --
SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized but unissued..           --            --
   Common stock, $0.001 par value, 100,000,000 shares authorized;
     64,059,813 shares issued and outstanding at December 31, 2001 and
     61,652,069 shares issued and outstanding at December 31, 2000..............       64,061        61,653
   Warrants to purchase 9,198,744 and 8,822,572 shares at December 31, 2001
     and 2000...................................................................    4,227,499     3,321,810
   Paid-in capital..............................................................   57,351,406    53,479,116
   Accumulated deficit..........................................................  (59,594,075)  (46,341,715)
                                                                                 ------------  ------------
          Total shareholders' eqity.............................................    2,048,891    10,520,864
                                                                                 ------------  ------------
          Total liabilities and shareholders' equity............................ $  3,917,424  $ 11,160,777
                                                                                 ============  ============

     The accompanying notes are an integral part of these balance sheets.

                           Dauphin Technology, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             For the years ended December 31, 2001, 2000 and 1999

                                                                  2001         2000         1999
                                                              ------------  -----------  -----------
                                                                             RESTATED
NET SALES.................................................... $  1,274,045  $    63,913  $ 2,279,058
DESIGN SERVICE REVENUE.......................................    1,346,162      795,924           --
                                                              ------------  -----------  -----------
   TOTAL REVENUE.............................................    2,620,207      859,837    2,279,058
COST OF SALES................................................    1,608,380    2,375,948    4,833,601
COST OF SERVICES.............................................    1,136,619      499,679           --
                                                              ------------  -----------  -----------
   Gross loss................................................     (124,792)  (2,015,790)  (2,554,543)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.................    4,742,028    3,630,199    3,405,620
RESEARCH AND DEVELOPMENT EXPENSE.............................    2,434,006    1,472,093      510,287
AMORTIZATION OF GOODWILL.....................................    1,100,000      412,500           --
ASSET IMPAIRMENT AND OTHER LOSSES............................    4,277,500           --      767,475
WRITE OFF ASSETS NO LONGER USED IN BUSINESS..................      525,691           --           --
                                                              ------------  -----------  -----------
   Loss from operations......................................  (13,204,017)  (7,530,582)  (7,237,925)
INTEREST EXPENSE.............................................      274,407       67,753    2,099,179
INTEREST INCOME..............................................      226,064       83,356       30,800
                                                              ------------  -----------  -----------
   Loss before income taxes..................................  (13,252,360)  (7,514,979)  (9,306,304)
INCOME TAXES.................................................           --           --           --
                                                              ------------  -----------  -----------
   Net loss.................................................. $(13,252,360) $(7,514,979) $(9,306,304)
                                                              ============  ===========  ===========
LOSS PER SHARE:
 Basic....................................................... $      (0.21) $     (0.13) $     (0.20)
                                                              ============  ===========  ===========
 Diluted..................................................... $      (0.21) $     (0.13) $     (0.20)
                                                              ============  ===========  ===========
Weighted average number of shares of common stock outstanding
   Basic.....................................................   63,147,476   58,711,286   46,200,408
   Diluted...................................................   63,147,476   58,711,286   46,200,408


       The accompanying notes are an integral part of these statements.

                           Dauphin Technology, Inc.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             For the years ended December 31, 2001, 2000 and 1999

                                                  Common Stock                              Treasury Stock
                                               ------------------   Paid-in               ------------------  Accumulated
                                                 Shares   Amount    Capital    Warrants    Shares    Amount     Deficit
-                                              ---------- ------- ----------- ----------  --------  --------  ------------
BALANCE, January 1, 1999...................... 40,000,000 $40,000 $32,343,785 $   55,181  (138,182) $(33,306) $(29,520,432)
Issuance of common stock in connection with:
   Conversions of debt........................  4,985,358   4,985   3,842,235    287,700   101,673    24,402            --
   Private placement..........................  6,003,529   6,004   1,481,167    895,208    14,963     3,591            --
   Settlement of Trade Payables...............    656,322     656     395,243         --     1,546       371            --
Stock bonuses paid............................     26,373      26      26,890         --    20,000     4,942            --
Net loss......................................         --      --          --         --        --        --    (9,306,304)
                                               ---------- ------- ----------- ----------  --------  --------  ------------
BALANCE, December 31, 1999.................... 51,671,582 $51,671 $38,089,320 $1,238,089        --  $     --  $(38,826,736)
Issuance of common stock in connection with:
   Private placement, restated................  4,654,613   4,656   6,877,639    419,556        --        --            --
   Stock purchase agreement...................  2,136,616   2,137   5,854,991  1,142,872        --        --            --
   Warrant exercised..........................  1,999,602   1,999   1,234,715   (620,641        --        --            --
   Consulting fees............................    500,000     500     312,000  1,103,669        --        --            --
   Employee stock compensation................         --      --      70,622         --        --        --            --
   Settlement of trade payables...............    480,000     480     299,520         --        --        --            --
   Stock options exercised....................      2,000       2         998         --        --        --            --
   Vendor payments............................    207,656     208     739,311     38,265        --        --            --
Net loss, restated............................         --      --          --         --        --        --    (7,514,979)
                                               ---------- ------- ----------- ----------  --------  --------  ------------
BALANCE, December 31, 2000, restated.......... 61,652,069 $61,653 $53,479,116 $3,321,810        --  $     --  $(46,341,715)
Issuance of common stock in connection with:
   Stock purchase agreement...................    258,968     259     280,640     19,101        --        --            --
   Beneficial conversion feature and warrants.         --      --     914,279    684,600        --        --            --
   Stock Options exercised....................     35,600      36      28,528         --        --        --            --
   Warrants exercised.........................    285,000     285     242,025    (71,236)       --        --            --
   Acquisition of business....................    766,058     766   1,125,339         --        --        --            --
   Personal guarantee.........................  1,032,118   1,032   1,240,709         --        --        --            --
   Vendor payments............................     30,000      30      40,770    273,224        --        --            --
Net loss......................................         --      --          --         --        --        --   (13,252,360)
                                               ---------- ------- ----------- ----------  --------  --------  ------------
BALANCE, December 31, 2001.................... 64,059,813 $64,061 $57,351,406 $4,227,499        --  $     --  $(59,594,075)
                                               ========== ======= =========== ==========  ========  ========  ============


                                                  Total
-                                              ------------
BALANCE, January 1, 1999...................... $  2,885,228
Issuance of common stock in connection with:
   Conversions of debt........................    4,159,322
   Private placement..........................    2,385,970
   Settlement of Trade Payables...............      396,270
Stock bonuses paid............................       31,858
Net loss......................................   (9,306,304)
                                               ------------
BALANCE, December 31, 1999.................... $    552,344
Issuance of common stock in connection with:
   Private placement, restated................    7,301,851
   Stock purchase agreement...................    7,000,000
   Warrant exercised..........................      616,073
   Consulting fees............................    1,416,169
   Employee stock compensation................       70,622
   Settlement of trade payables...............      300,000
   Stock options exercised....................        1,000
   Vendor payments............................      777,784
Net loss, restated............................   (7,514,979)
                                               ------------
BALANCE, December 31, 2000, restated.......... $ 10,520,864
Issuance of common stock in connection with:
   Stock purchase agreement...................      300,000
   Beneficial conversion feature and warrants.    1,598,879
   Stock Options exercised....................       28,564
   Warrants exercised.........................      171,074
   Acquisition of business....................    1,126,105
   Personal guarantee.........................    1,241,741
   Vendor payments............................      314,024
Net loss......................................  (13,252,360)
                                               ------------
BALANCE, December 31, 2001.................... $  2,048,891
                                               ============

       The accompanying notes are an integral part of these statements.

                           Dauphin Technology, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the years ended December 31, 2001, 2000 and 1999

                                                                2001         2000         1999
                                                            ------------  -----------  -----------
                                                                           RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................ $(13,252,360) $(7,514,979) $(9,306,304)
   Non-cash items included in net loss
       Depreciation and amortization.......................    1,630,454      827,348    1,101,616
       Inventory reserve...................................      490,407      545,920    1,793,296
       Bad debt reserve....................................           --     (377,978)     417,361
       Asset impairment losses.............................    4,277,500           --           --
       Write off assets not used in business...............      525,691           --           --
       Interest expense on convertible debt................      252,076           --    2,062,451
       Common stock issued for personal guarantee..........    1,241,741           --           --
       Warrants issued in lieu of consulting fees..........      266,998      680,005           --
       Common stock issued to vendors......................       40,800    1,052,019           --
       Employee stock compensation.........................           --       70,622           --
       Settlement of trade payables........................           --     (436,478)          --
       Stock bonus.........................................           --           --       31,858
   Changes in--
       Accounts receivable.................................
          --trade..........................................      268,845      181,445      147,508
          --employee.......................................       18,342      (21,472)      45,869
       Inventory...........................................     (390,056)     470,217     (361,495)
       Prepaid expenses....................................        7,237       17,985        7,817
       Escrow deposits.....................................      384,319     (752,500)          --
       Accounts payable....................................       47,128   (1,176,470)    (208,909)
       Accrued expenses....................................       23,359       53,714     (188,586)
       Customer deposits...................................      (45,503)      53,244           --
                                                            ------------  -----------  -----------
          Net cash used in operating activities............   (4,213,022)  (6,327,358)  (4,457,518)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment......................     (661,283)      (2,195)     (25,680)
   Acquisition of business.................................           --   (6,025,000)          --
   Investment..............................................           --           --       10,000
                                                            ------------  -----------  -----------
          Net cash used in investing activities............     (661,283)  (6,027,195)     (15,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of shares........................      300,000   14,201,671    2,385,970
   Proceeds from exercise of warrants and options..........      205,864    1,179,182           --
   Issuance of convertible debentures and warrants net of
     financing.............................................    2,500,000           --    1,776,614
   (Decrease) increase in short-term borrowing.............           --     (286,000)     286,000
   Repayment of long-term leases and other obligations.....      (89,675)     (87,907)          --
                                                            ------------  -----------  -----------
          Net cash provided by financing activities........    2,916,189   15,006,946    4,448,584
                                                            ------------  -----------  -----------
              Net increase (decrease) in cash..............   (1,958,116)   2,652,393      (24,614)
CASH, beginning of year....................................    2,683,480       31,087       55,701
                                                            ------------  -----------  -----------
CASH, end of year.......................................... $    725,364  $ 2,683,480  $    31,087
                                                            ============  ===========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest Paid........................................... $     22,331  $    36,728  $    36,728
NONCASH TRANSACTIONS:
   Common stock issued in connection with
       Settlement of customer deposits and payables........ $         --  $   300,000  $   396,270
       Conversion of debentures............................           --           --    4,159,322

       The accompanying notes are an integral part of these statements.

                           Dauphin Technology, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the years ended December 31, 2001, 2000 and 1999


1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Description of Business

Dauphin Technology, Inc. ("Dauphin" or the "Company") and its Subsidiaries design and market mobile hand-held, pen-based computers, broadband set-top boxes; provide private, interactive cable systems to the extended stay hospitality industry; and perform design services, specializing in hardware and software development, out of three locations in northern Illinois, one in central Florida and its branch office in Piraeus, Greece. Through one of its subsidiaries, the Company marketed its contract manufacturing services through July 1999. The Company, an Illinois corporation, was formed on June 6, 1988 and became a public entity in 1991.

Basis of Presentation

The consolidated financial statements include the accounts of Dauphin and its wholly owned subsidiaries, R.M. Schultz & Associates, Inc. ("RMS"), Advanced Digital Designs, Inc. ("ADD") and Suncoast Automation, Inc. ("Suncoast"). All significant inter-company transactions and balances have been eliminated in consolidation.

2.  REALIZATION OF ASSETS:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. However, the company has sustained substantial losses from operations in recent years, and such losses have continued through the unaudited quarter ended March 31, 2002. Revenues from the Company's design services have declined. In addition, the company has used, rather than provided, cash in its operations.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence: The Company has concentrated its efforts on marketing its set-top boxes, halted all further development of the next generation Orasis and are exploring alternative mobile hand-held computer products through original equipment manufacturers. In January 2002 the management of the Company began terminating employees who were not a critical part of the marketing efforts. The facilities in McHenry, which housed the RMS operations, has been closed, the majority of the personnel have been terminated and the remaining inventory and equipment will be auctioned in the second quarter of 2002.

3.  RISK AND UNCERTAINTIES:

Absence of Operating Profit

The Company has incurred a net operating loss in each year since it's founding and as of December 31, 2001 has an accumulated deficit of $59,594,075. The Company expects to incur operating losses over the near term. The

                           Dauphin Technology, Inc.

3.  RISK AND UNCERTAINTIES--(Continued)

Absence of Operating Profit--(Continued)

Company's ability to achieve profitability will depend on many factors including the Company's ability to market commercially acceptable products including its set-top box. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

Early Stage of Development of the Company's Products

From June of 1997 through June of 1999, the Company was principally engaged in research and development activities involving the hand-held computer. Since then, the Company has been working on new technologies, in particular the design and development of the set-top boxes. In 2001, the Company also began developing a new version of its hand-held computer. The Company's products have been sold in limited quantities and there can be no assurance that a significant market will develop for such products in the future. Therefore, the Company's inability to develop and market its products on a timely basis may have a material adverse effect on the Company's financial results.

4.  SUMMARY OF MAJOR ACCOUNTING POLICIES:

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased. The carrying amount approximates the fair value due to short maturity of these investments.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and primarily consist of purchased parts and assemblies.

Property and Equipment

Property and equipment are stated at cost. Depreciation is being computed using the straight-line methods over the estimated useful lives (principally three to seven years for machinery and equipment and twenty-five years for building) and leasehold improvements over the lesser of the lease term or their useful life.

Goodwill and long-lived assets

Goodwill arising from business acquisitions is amortized on a straight-line basis ranging from five years to ten years. Goodwill associated with the acquisition of ADD was being amortized on a straight-line basis over 5 years. Goodwill associated with the acquisition of RMS was being amortized on a straight-line basis over 10 years. Installation contracts acquired in the acquisition of Suncoast are being amortized on a straight-line basis over the term of the contract, typically seven years. Long-lived assets, including goodwill and other intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is determined using a discounted cash flow analysis. The Company recorded $1,100,000 and $412,500 of amortization expense during 2001 and 2000, respectively. At the end of the year, the Company recorded an impairment loss of $3,987,500 on goodwill and an impairment loss of $290,000 on its investment in non-marketable securities (See Notes 6 and 13).

                           Dauphin Technology, Inc.

4.  SUMMARY OF MAJOR ACCOUNTING POLICIES--(Continued)

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

Revenue Recognition

The Company recognizes revenue upon shipment of mobile computers, computer accessories, set-top boxes and assembled products. Revenue from design services, consulting and intellectual property development is recognized in the month the services are performed.

(Loss) Per Common Share

Basic loss per common share is calculated by dividing net loss for the year by the weighted-average number of shares outstanding during the period, which were 63,147,476, 58,711,286 and 46,200,408 for the years ended December 31, 2001,
2000 and 1999, respectively. Diluted loss per common share is adjusted for the assumed exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect

Concentration of Credit Risk

Financial instruments which potentially subject Dauphin to concentrations of credit risk consist principally of accounts receivable. Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising Dauphin's customer base. However, one individual customer accounted for approximately 50% and 53% of total accounts receivable at December 31, 2001 and 2000, respectively and the same customer accounted for approximately 45% and 53% of total revenues for the year ended December 31, 2001 and 2000, respectively. Another customer accounted for approximately 42% of total revenues for the year ended December 31, 2001.

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

New Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.141 ("SFAS No. 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of such Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

    1. All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

                           Dauphin Technology, Inc.

4.  SUMMARY OF MAJOR ACCOUNTING POLICIES--(Continued)

New Accounting Pronouncements--(Continued)

    2. Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset, or liability.

    3. Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

    4. Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

    5. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company has written-off the remaining goodwill as of the end of the year in accordance with SFAS 121, therefore the provisions of SFAS 141 and SFAS 142 will not effect the Company.

During 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to address significant implementation issues related to SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model to account for long-lived assets to be disposed of. SFAS 144 carries over the recognition and measurement provisions of SFAS 121. Accordingly, an entity should recognize an impairment loss if the carrying amount of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS 121, SFAS 144 requires an entity to test an asset or asset group for impairment whenever events or circumstances indicate that its carrying amount may not be recoverable. SFAS 144 provide guidance on estimating future cash flows to test recoverability. SFAS 144 includes criteria that have to be met for an entity to classify a long-lived asset or asset group as held for sale. However, if the criteria to classify an asset as held for sale are met after the balance sheet date but before the issuance of the financial statements, the asset group would continue to be classified as held and used in those financial statements when issued, which is a change from current practice. The measurement of a long-lived asset or asset group classified as held for sale is at the lower of its carrying amount of fair value less cost to sell. Expected future losses associated with the operations of a long-lived asset or asset group classified as held for sale are excluded from that measurement.

SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. However, the provisions of SFAS 144 related to assets to be disposed of are effective for disposal activities initiated by an entity's commitment to a plan after the effective date or after the Statement are initially applied.

5.  INVENTORY

Inventory is comprised of material, labor and overhead and consists of the following at December 31:

                                                2001       2000
                                             ---------- ----------
              Finished goods................ $  359,890 $   88,211
              Work in process...............    156,040    156,040
              Raw materials.................  2,984,145  2,752,714
                                             ---------- ----------
                                              3,500,075  2,996,965
              Less--Reserve for obsolescence  2,981,623  2,491,216
                                             ---------- ----------
                                             $  518,452 $  505,749
                                             ========== ==========

                           Dauphin Technology, Inc.

5.  INVENTORY--(Continued)

During the fourth quarter of 2001, the Company determined that its current inventory could not be used in the production of a new version of the Orasis(R), when it is completed, and therefore adjusted its remaining raw materials and work in process inventory to an estimated liquidation value. The Company plans on liquidating this inventory in the second quarter of 2002. The amount of the write down was $490,000. During the fourth quarter of 2000, the Company wrote down approximately $1,440,000 of inventory, consisting primarily of raw materials, and disposed of certain excess and obsolete inventory which will not be used in the production of the Orasis(R) or the set top box. In addition, the Company also set up a reserve for obsolescence of approximately $510,000 to adjust for the net realizable value of the remaining inventory associated with the Orasis(R). Upon liquidation and disposal of the inventory, the reserve for obsolescence will be adjusted.

6.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        2001       2000
                                                     ---------- ----------
     Furniture and fixtures......................... $  249,007 $   89,084
     Office equipment...............................    480,765    374,732
     Manufacturing and warehouse equipment..........  1,039,282    624,690
     Leasehold improvements.........................    131,780    407,186
     Plastic molds for the Orasis(R)................         --    696,862
     Building.......................................    400,000    400,000
     Automobile.....................................         --     12,273
                                                     ---------- ----------
                                                      2,300,834  2,604,827
     Less--Accumulated depreciation and amortization    475,899  1,127,040
                                                     ---------- ----------
                                                     $1,824,935 $1,477,787
                                                     ========== ==========

During the fourth quarter of 2001, the Company decided to terminate its operations at the facilities in McHenry, Illinois and liquidate the remaining assets. The property and equipment at this facility were written down to an estimated liquidation value. The result was a write down of obsolete assets of $221,000. In addition, in the fourth quarter the Company concluded that the plastic molds for the Orasis(R) were deemed unusable in the development and production of a new version of the Orasis(R) and were written off, resulting in a charge of approximately $305,000. The remaining liquidation value of the assets has been reclassified to Assets not used in the Business.

7.  INVESTMENT

During the third quarter of 1998, the Company invested in non-marketable securities of a company that was managed by a former director of Dauphin. The investment was carried on the books at cost. The Company recorded dividend income of approximately $26,000 in 2000. Dividends were discontinued in 2001. The Company has determined that due to the discontinuance of dividends and the poor financial condition of the company, the carrying value has been impaired. Therefore the Company wrote off the investment in 2001 in the amount of $290,000 and the expense is included in the asset impairment loss in the statement of operations.

                           Dauphin Technology, Inc.

8.  LONG-TERM DEBT

As of December 31, 2001, the fair value of long-term debt approximates its book value. At December 31, long-term liabilities consist of:

                                                                                             2001     2000
                                                                                           -------- --------
McHenry County Department of Planning and Development loan for expansion of RMS, payable in equal monthly installments over 84 months with 6% interest. This loan is unsecured and is due on October 1, 2004................................................. $ 69,073 $ 89,508
PACJETS Financial Ltd. equipment lease, payable in equal monthly installments over 60 months. The lease is collateralized by the equipment and has a one-dollar buy-out
  option. The lease carries 12% interest and is due on October 15, 2003...................   52,891   92,575
PACJETS Financial Ltd. furniture lease payable in equal monthly installments over 36 months. The lease carries a 23% annual interest rate and was due on November 15,
  2000. The lease was collateralized by the furniture and has a one-dollar buy-out option.       --   23,269
Other--Capital leases for certain vehicles, machinery and equipment and certain priority tax claims due and payable in equal monthly installments over 36 to 72 months. All debts, collateralized by the equipment, are due October 2002 and carry interest rates
  ranging from 9% to 18%..................................................................    4,123   10,410
                                                                                           -------- --------
       Total long-term liabilities........................................................  126,087  215,762
       Less short-term....................................................................   82,507  113,629
                                                                                           -------- --------
          Total long-term................................................................. $ 43,580 $102,133
                                                                                           ======== ========

Future minimum debt payments are as follows:

                             Year            Amount Due
                             ----            ----------
                             2002...........  $ 82,507
                             2003...........    24,343
                             2004...........    19,237
                                              --------
                        Total long-term debt  $126,087
                                              ========


9. CONVERTIBLE DEBT AND WARRANTS

On September 28, 2001 the Company entered into a $10 million Securities Purchase Agreement with Crescent International Ltd., an institutional investor. Under the Securities Purchase Agreement, the Company issued a Convertible Note for $2.5 million on October 2, 2001. Although the Company had the option to issue further convertible notes to Crescent subject to certain conditions precedent, such option expired on February 1, 2002 and no additional notes were issued. In addition, the Company issued warrants exercisable to purchase 700,000 shares of common stock at a price of $1.3064 per share for a five-year term. The Securities Purchase Agreement further permits the Company to sell to Crescent up to $7.5 million in common stock of the Company over a 24-month period. Additionally, the Company agreed not to exercise any drawdowns against its existing common stock purchase agreement with Techrich International Ltd., which expired on January 28, 2002.

The Securities Purchase Agreement permits the Company to sell to Crescent and requires Crescent to purchase from the Company, at the Company's sole discretion, common stock of the Company for up to $7.5 million over

                           Dauphin Technology, Inc.

a 24-month period. Individual sales are limited to $1.5 million, or a higher amount if agreed to by the Company and Crescent, and each sale is subject to our satisfaction of the following conditions precedent (none of which are within the control of Crescent): (1) the Company's representations and warranties must be true and complete, (2) the Company must have one or more then currently effective registration statements covering the resale by Crescent of all shares issued in prior sales to Crescent and issuable upon the conversion of the Convertible Note, (3) there must be no dispute as to the adequacy of disclosures made in any such registration statement, (4) such registration statements must not be subject to any stop order, suspension or withdrawal, (5) the Company must have performed its covenants and obligations under the Securities Purchase Agreement, (6) no statute, rule, regulation, executive order, decree, ruling or injunction may have been enacted, entered, promulgated or adopted by any court of governmental authority that would prohibit the Company's performance under the Securities Purchase Agreement, (7) the company's common stock must not have been delisted from its principal trading market and there must be no trading suspension of its common stock in effect, and (8) the issuance of the designated number of shares of common stock with respect to the applicable sale must not violate the shareholder approval requirements of the Company's principal trading market. The aggregate amount of all sale shares and convertible notes issued cannot exceed $10 million. The amount of the sale is limited to twice the average of the bid price multiplied by the trading volume during the 22 trading day period immediately preceding the date of sale. When the total amount of securities issued to Crescent equals or exceeds $5 million, then the Company shall issue to Crescent a subsequent incentive warrant exercisable to purchase 400,000 shares of common stock at a price equal to the bid price on the date the incentive warrant is issued.

The Convertible Note was funded on October 2, 2001 and is due September 28, 2004. The Company shall not be required to pay interest on the Convertible Note unless the Company fails to deliver shares upon conversion. In such event, the Note will bear an interest rate of 8.0% per annum, payable in quarterly installments. The Company has recorded a beneficial conversion feature on the Convertible Note and Warrants based on the fair value of the common stock of $0.99 per share as of the date of commitment. The Warrants with an exercise price of $1.3064 per share, are valued using the Black-Scholes valuation method, and are recorded at $684,600. The beneficial conversion feature is calculated to be $914,279 and has been recorded as Additional Paid in Capital and a discount to the Convertible Note. The beneficial conversion feature is being amortized over three years, the life of the Note. For the year ended December 31, 2001, the Company recognized $252,076 as interest expense on the amortization of the beneficial conversion feature. At conversion, the Company may record an additional beneficial conversion based on the market price of the stock at the conversion date.

On March 30, 1999, the Company signed an agreement with Augustine Funds, LP ("Augustine"), an accredited investor operated by Augustine Capital Management. Augustine agreed to commit up to $6 million according to the following conditions. A) The first closing for $1 million will occur upon execution of agreed upon documentation as well as a deposit of 2 million common shares (which shall be pledged by current shareholders) in escrow. This tranche will take the form of an 8% promissory note convertible into stock beginning sixty days after closing. B) If the Company's stock value is below the 5/8 bid for two consecutive days the Company must replenish the escrow account with additional shares until the escrow value is greater than $1.5 million. Augustine received a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share for the commitment.

In April 1999, the Company received the funds and subsequently deposited an additional 400,000 shares into an escrow account to compensate for the decline in share price. In May 1999, the note was converted into common stock and the escrow account was disbursed to Augustine. The agreement with Augustine was then cancelled.

                           Dauphin Technology, Inc.

10.   STOCK-BASED COMPENSATION

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" the Company has elected to continue to account for stock compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". During 2001 and 2000, the Company issued non-qualified stock options to purchase 1,496,164 and 3,921,832 shares of common stock, respectively, to certain key employees at exercise prices ranging from $0.50 to $3.875 per share (approximating the market price at date of grant). The options vest immediately and expire in three years if the individual is still employed with the Company. Had the Company accounted for its stock options in accordance with Statement 123, at December 31, 2001 and 2000 pro forma earnings per share would have been:

                                             December 31, 2001 December 31, 2000
                                             ----------------- -----------------
Net loss as reported (000's)................     $(13,252)         $ (7,515)
Pro forma net loss for Statement 123 (000's)      (15,232)          (11,320)
Basic loss per common share as reported.....        (0.21)            (0.13)
Pro forma basic loss per common share.......        (0.24)            (0.19)
Diluted loss per common share as reported...        (0.21)            (0.13)
Pro forma diluted loss per common share.....        (0.24)            (0.19)

For purposes of determining the pro forma effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option-pricing model:

                                  December 31, 2001 December 31, 2000
                                  ----------------- -----------------
          Dividend yield.........        0.0%              0.0%
          Risk-free interest rate        5.0%              6.0%
          Volatility factor......        433%              224%
          Expected life in years.       2.75              2.60

Information regarding these options for 2001 and 2000 is as follows:

                                                                    2001                        2000
                                                                  Weighted                    Weighted
                                                                  Average                     Average
                                                                  Exercise                    Exercise
                                                    Shares         Price        Shares         Price
                                               -----------------  -------- -----------------  --------
Options outstanding beginning of year.........         3,913,332  $1.1658             50,000  $0.6563
Options exercised.............................           (35,600)  0.8023             (2,000)  0.5000
Options granted...............................         1,496,164   1.9679          3,921,832   1.1644
Options forfeited.............................                --       --            (56,500)  0.6604
                                               -----------------  -------  -----------------  -------
Options outstanding at year end...............         5,373,896  $1.3913          3,913,332  $1.1658
Weighted average fair value of options granted
  during the year............................. $          1.9679           $          1.0316
Options exercisable at year end...............         5,373,896                   3,913,332
Option price range at year end................  $0.50 to $4.3125            $0.50 to $4.3125

                           Dauphin Technology, Inc.

10.   STOCK-BASED COMPENSATION--(Continued)

The following table summarizes information about the options outstanding at December 31, 2001 and 2000:

                   Options Outstanding                      Options Exercisable
--------------------------------------------------------- ------------------------
   Range of     Number of  Weighted Avg.   Weighted Avg.  Number of Weighted Avg.
Exercise Prices  Shares   Contractual Life Exercise Price  Shares   Exercise Price
--------------- --------- ---------------- -------------- --------- --------------
$0.5000........ 1,084,500       1.02          $0.5000     1,084,500    $0.5000
$0.7600........     3,750       2.92          $0.7600         3,750    $0.7600
$0.7812........ 1,810,000       1.97          $0.7812     1,810,000    $0.7812
$0.8700........    16,000       2.88          $0.8700        16,000    $0.8700
$0.8900........   139,066       2.88          $0.8900       139,066    $0.8900
$0.9531........    25,000       1.98          $0.9531        25,000    $0.9531
$0.9800........    50,000       2.75          $0.9800        50,000    $0.9800
$1.0000........   416,000       1.09          $1.0000       416,000    $ 1.000
$1.0500........    25,000       2.98          $1.0500        25,000    $ 1.050
$1.0800........   240,000       2.68          $1.0800       240,000    $ 1.080
$1.1562........    25,000       2.79          $1.1562        25,000    $1.1562
$1.1600........    50,000       2.84          $1.1600        50,000    $1.1600
$1.1900........     3,750       2.67          $1.1900         3,750    $1.1900
$1.3100........    20,000       2.32          $1.3100        20,000    $1.3100
$1.3700........    10,000       2.75          $1.3700        10,000    $1.3700
$1.4100........   166,666       2.63          $1.4100       166,666    $1.4100
$1.4600........   200,000       2.50          $1.4600       200,000    $1.4600
$1.5156........    25,000       2.23          $1.5156        25,000    $1.5156
$2.7500........   142,500       2.29          $2.7500       142,500    $2.7500
$3.5938........   230,000       1.73          $3.5938       230,000    $3.5938
$3.8750........   666,664       2.00          $3.8750       666,664    $3.8750
$4.3125........    25,000       1.73          $4.3125        25,000    $4.3125
                ---------       ----          -------     ---------    -------
Total for 2001. 5,373,896       1.84          $1.3913     5,373,896    $1.3913

                   Options Outstanding                      Options Exercisable
--------------------------------------------------------- ------------------------
   Range of     Number of  Weighted Avg.   Weighted Avg.  Number of Weighted Avg.
Exercise Prices  Shares   Contractual Life Exercise Price  Shares   Exercise Price
--------------- --------- ---------------- -------------- --------- --------------
$0.5000........ 1,092,500       2.02          $0.5000     1,092,500    $0.5000
$0.7812........ 1,810,000       2.97          $0.7812     1,810,000    $0.7812
$0.9531........    25,000       2.99          $0.9531        25,000    $0.9531
$1.0000........   400,000       2.02          $1.0000       400,000    $1.0000
$2.7500........    47,500       2.80          $2.7500        47,500    $2.7500
$3.5938........   180,000       2.61          $3.5938       180,000    $3.5938
$3.8750........   333,332       2.76          $3.8750       333,332    $3.8750
$4.3125........    25,000       2.74          $4.3125        25,000    $4.3125
                ---------       ----          -------     ---------    -------
Total for 2000. 3,913,332       2.60          $1.1658     3,913,332    $1.1658

11.  WARRANTS

During 2001 and 2000, the Company issued warrants to purchase 983,672 and 6,309,972 shares of common stock, respectively, to certain investors at exercise prices ranging from $0.20 to $5.481 per share (approximating

                           Dauphin Technology, Inc.

the market price at date of grant). The warrants expire in three to five years. The warrants issued to consultants are measured at fair value and recorded as expense, while the warrants issued in capital raising are measured in fair value and recorded as an allocation of the capital received. The warrants are recorded at the fair value estimated on the date of grant based on the Black-Scholes single-option-pricing model:

                                       December 31, December 31,
                                           2001         2000
                                       ------------ ------------
               Dividend yield.........      0.0%         0.0%
               Risk-free interest rate      5.0%         6.0%
               Volatility factor......      433%         224%
               Expected life in years.     2.75         2.60

Information regarding these warrants for 2001 and 2000 is as follows:

                                                                   2001                       2000
                                                                 --------                   --------
                                                                 Weighted                   Weighted
                                                                 Average                    Average
                                                                 Exercise                   Exercise
                                                    Shares        Price        Shares        Price
-                                              ----------------  -------- ----------------  --------
Warrants outstanding beginning of year........        8,522,572  $2.0809         4,221,958  $0.7258
Warrants exercised............................         (285,000)  0.6221        (2,009,358)  0.6366
Warrants granted..............................          983,672   1.3316         6,309,972   2.5264
Warrants expired..............................          (22,500)  1.3896                --       --
                                               ----------------  -------  ----------------  -------
Warrants outstanding at year end..............        9,198,744  $2.0477         8,522,572  $2.0809
Weighted average fair value of options granted
  during the year............................. $         1.3316           $         2.5264
Warrants exercisable at year end..............        9,198,744                  8,522,572
Warrant price range at year end...............  $0.20 to $5.481            $0.20 to $5.481

                           Dauphin Technology, Inc.

11.  WARRANTS--(Continued)

The following table summarizes information about the warrants outstanding at December 31, 2001 and 2000:

                  Warrants Outstanding                      Warrants Exercisable
--------------------------------------------------------- ------------------------
   Range of     Number of  Weighted Avg.   Weighted Avg.  Number of Weighted Avg.
Exercise Prices  Shares   Contractual Life Exercise Price  Shares   Exercise Price
--------------- --------- ---------------- -------------- --------- --------------
$0.2000........    60,000       0.97          $0.2000        60,000    $0.2000
$0.2300........   125,000       0.66          $0.2300       125,000    $0.2300
$0.2500........   924,000       1.01          $0.2500       924,000    $0.2500
$0.3500........   125,000       2.66          $0.3500       125,000    $0.3500
$0.4600........   220,100       2.53          $0.4600       220,100    $0.4600
$0.5000........   877,863       0.77          $0.5000       877,863    $0.5000
$0.5500........   150,000       0.34          $0.5500       150,000    $0.5500
$0.6000........    50,000       0.16          $0.6000        50,000    $0.6000
$1.0000........   840,000       1.21          $1.0000       840,000    $1.0000
$1.3064........   700,000       4.74          $1.3064       700,000    $1.3064
$1.0312........   125,000       1.99          $1.0312       125,000    $1.0312
$1.1000........   200,000       2.20          $1.1000       200,000    $1.1000
$1.1452........    22,006       2.72          $1.1452        22,006    $1.1452
$1.2500........    35,000       1.96          $1.2500        35,000    $1.2500
$1.3600........    70,000       2.31          $1.3600        70,000    $1.3600
$1.5000........   666,666       1.47          $1.5000       666,666    $1.5000
$2.0000........ 1,806,000       1.04          $2.0000     1,806,000    $2.0000
$3.2668........    25,714       1.88          $3.2668        25,714    $3.2668
$4.0579........    51,751       1.62          $4.0579        51,751    $4.0579
$4.2244........    49,712       1.66          $4.2244        49,712    $4.2244
$4.4369........    18,932       1.84          $4.4369        18,932    $4.4369
$5.0000........ 1,806,000       1.04          $5.0000     1,806,000    $5.0000
$5.4810........   250,000       1.27          $5.4810       250,000    $5.4810
                ---------       ----          -------     ---------    -------
Total for 2001. 9,198,744       1.45          $2.0477     9,198,744    $2.0477

$0.2000........    60,000       1.97          $0.2000        60,000    $0.2000
$0.2300........   135,000       1.66          $0.2300       135,000    $0.2300
$0.2500........   924,000       2.01          $0.2500       924,000    $0.2500
$0.3500........   125,000       3.66          $0.3500       125,000    $0.3500
$0.4600........   220,100       3.53          $0.4600       220,100    $0.4600
$0.5000........ 1,077,863       1.77          $0.5000     1,077,863    $0.5000
$0.5500........   150,000       1.34          $0.5500       150,000    $0.5500
$0.6000........    50,000       1.16          $0.6000        50,000    $0.6000
$1.0000........   890,000       2.11          $1.0000       890,000    $1.0000
$1.0312........   125,000       2.99          $1.0312       125,000    $1.0312
$1.1000........   200,000       3.20          $1.1000       200,000    $1.1000
$1.2500........    35,000       2.96          $1.2500        35,000    $1.2500
$1.2938........    15,000       0.36          $1.2938        15,000    $1.2938
$1.5000........   500,000       1.03          $1.5000       666,666    $1.5000
$1.5813........     7,500       0.54          $1.5813         7,500    $1.5813
$2.0000........ 1,806,000       2.04          $2.0000     1,806,000    $2.0000
$3.2668........    25,714       2.88          $3.2668        25,714    $3.2668
$4.0579........    51,751       2.62          $4.0579        51,751    $4.0579
$4.2244........    49,712       2.66          $4.2244        49,712    $4.2244
$4.4369........    18,932       2.84          $4.4369        18,932    $4.4369
$5.0000........ 1,806,000       2.04          $5.0000     1,806,000    $5.0000
$5.4810........   250,000       2.27          $5.4810       250,000    $5.4810
                ---------       ----          -------     ---------    -------
Total for 2000. 8,522,572       2.05          $2.0809     8,522,572    $2.0809

                           Dauphin Technology, Inc.

In December 2000, the Company re-priced approximately 3,012,000 warrants it had previously issued to outside consultants. The warrants were originally issued with an exercise price ranging from $10.00 to $5.00, and were re-priced with exercise prices ranging from $5.00 to $2.00 per share. The re-pricing created a charge to earnings of approximately $234,000, which was calculated using the Black-Scholes pricing model assuming 0% dividend yield, risk free interest rate of 6%, volatility factor of 224% and an expected life of 2.6 years.

12.  EMPLOYEE BENEFIT PLAN

The Company maintains a salary deferral 401(k) plan covering substantially all employees who meet specified service requirements. Contributions are based upon participants' salary deferrals and compensation and are made within Internal Revenue Service limitations. For the years 2001, 2000 and 1999, the Company did not make any matching contributions. The Company does not offer post-employment or post-retirement benefits. The Company does not administer this plan, and contributions are determined in accordance with provisions of the plan.

13.  IMPAIRMENT OF ASSETS

On an ongoing basis, the Company estimates the future undiscounted cash flows, before interest, of the operating unit to which the goodwill relates in order to evaluate its impairment. If there is an indication of impairment, the carrying amount of the goodwill is reduced to its fair value. During the fourth quarter of 2001 the Company determined that the set-top box design was completed and the design services business with outside customers was declining, therefore an impairment of the goodwill associated with the acquisition of ADD occurred. The Company revised its projections and determined that the projected results would not fully support the goodwill balance. In accordance with the Company policy, management assessed the recoverability of goodwill using a cash flow projection based on the remaining amortization period of three and three quarter years. Based on this projection, the cumulative cash flow over the remaining period was insufficient to fully recover the goodwill. The Company estimated there was no value and the remaining goodwill of $3,987,500 was written off.

In addition, the Company determined that the carrying value of its investment in non-marketable securities had been impaired since the investment had discontinued paying dividends in 2001 and due to the overall poor financial condition of the company. Therefore, the Company wrote off its investment in the amount of $290,000.

During the fourth quarter of 2001, the Company decided to terminate its operations at the facilities in McHenry, Illinois and liquidate the remaining assets. The property and equipment at this facility were written down to an estimated liquidation value. The result was a total write down of obsolete assets of $221,000. In addition, during the fourth quarter the Company concluded that the plastic molds for the Orasis(R) were deemed unusable in the development and production of a new version of the Orasis(R) and the remaining undepreciated value of approximately $305,000 was written off.

During the third quarter of 1999 the Company experienced an impairment of the goodwill associated with the acquisition of RMS, when an estimated cash flow from the operating unit dramatically decreased. The Company recorded $767,475 as an expense during 1999.

14.  INCOME TAXES:

A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense follows:

                                                      2001         2000         1999
                                                   -----------  -----------  -----------
U.S. federal statutory rate applied to pretax loss $(4,117,158) $(2,379,856) $(2,143,858)
Permanent differences and adjustments.............      25,269       33,112      785,739
Net operating losses not recognized...............   4,091,889    2,346,744    1,358,119
                                                   -----------  -----------  -----------
       Income tax provision....................... $        --  $        --  $        --
                                                   ===========  ===========  ===========

                           Dauphine Technology, Inc.

14.  INCOME TAXES--(Continued)

As of December 31, 2001 and 2000, the Company had generated deferred tax assets as follows:

                                                      December 31,
                                                ------------------------
                                                   2001         2000
                                                -----------  -----------
      Gross deferred tax assets--
         Net operating loss (NOL) carryforward. $47,019,457  $33,295,253
         Reserves for inventory obsolescence...   2,981,623    2,491,216
         Bad debt reserve......................      50,621       50,621
         Depreciation..........................      86,704       39,349
         Goodwill..............................          --      275,000
         Asset Impairment......................     290,000           --
         Assets not used in business...........     525,691           --
         Other timing differences..............      10,200       10,200
                                                -----------  -----------
                                                 50,964,296   36,161,639
         Current federal statutory rate........          34%          34%
                                                -----------  -----------
                Deferred tax assets............  17,327,861   12,294,957
         Less valuation allowance..............  17,327,861   12,294,957
                                                -----------  -----------
                Net deferred tax asset......... $        --  $        --
                                                ===========  ===========

Deferred income taxes include the tax impact of net operating loss (NOL) carryforwards. Realization of these assets, as well as other assets listed above, is contingent on future taxable earnings by the Company. A valuation allowance of $17,327,861 and $12,294,957 at December 31, 2001 and 2000,
respectively, has been applied to these assets. During 1995, there was an ownership change in the Company as defined under Section 382 of the Internal Revenue Code of 1986, which adversely affects the Company's ability to utilize the NOL carryforward.

15.  BUSINESS SEGMENTS:

The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". During 2001, the Company has three reportable segments: Dauphin Technology, Inc., ("Dauphin"), Advanced Digital Designs, Inc. ("ADD") and Suncoast Automation, Inc. ("Suncoast"). During 2000, the Company had two reportable segments: Dauphin and ADD. During 1999, the Company had two reportable segments: Dauphin and R.M. Schultz & Associates, Inc. ("RMS"). Dauphin is involved in design, manufacturing and distribution of hand-held pen-based computer systems and accessories. ADD is a design engineering company performing design services, process methodology consulting and intellectual property development. Suncoast provides private, interactive cable systems to the hospitality industry. RMS was an electronic contract manufacturing firm. The operations of RMS were terminated in 1999 because the entity was not profitable and used, rather than provided, cash in its operations.

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

                                       2001          2000         1999
                                   ------------  ------------  -----------
     Revenue
        Dauphin................... $  1,138,858  $     63,913  $   273,544
        RMS.......................           --            --    2,134,563
        ADD.......................    2,668,599       984,674           --
        Suncoast..................      135,187            --           --
        Inter-company elimination.   (1,322,437)     (188,750)    (129,049)
                                   ------------  ------------  -----------
            Total.................    2,620,207       859,837    2,279,058
     Operating (Loss)
        Dauphin...................  (13,851,651)   (7,523,421)  (2,947,396)
        RMS.......................           --            --   (4,286,231)
        ADD.......................     (186,196)     (195,911)          --
        Suncoast..................     (488,607)           --           --
        Inter-company elimination.    1,322,437       188,750       (4,298)
                                   ------------  ------------  -----------
            Total.................  (13,204,017)   (7,530,582)  (7,237,925)
     Assets
        Dauphin...................   17,355,029    17,794,438    6,443,079
        RMS.......................      106,116       598,782    2,156,937
        ADD.......................    2,699,250     6,735,372           --
        Suncoast..................    1,702,791            --           --
        Inter-company elimination.  (17,945,762)  (13,967,815)  (5,227,862)
                                   ------------  ------------  -----------
            Total.................    3,917,424    11,160,777    3,372,154
     Capital Expenditures
        Dauphin...................      377,590         2,195       18,544
        RMS.......................           --            --        7,136
        ADD.......................           --            --           --
        Suncoast..................      283,693            --           --
                                   ------------  ------------  -----------
            Total.................      661,283         2,195       25,680

16.  COMMITMENTS AND CONTINGENCIES:

The Company conducts its operations from facilities which are rented under non-cancelable operating leases. The leases on these facilities expire throughout 2002 and contain renewal options and escalation clauses. Minimum rental payments for 2002 amount to approximately $210,000, including real estate taxes. Total rental expense was approximately $376,000, $294,000 and $300,000 for 2001, 2000 and 1999 respectively.

During 2001 and through the date of this report, the Company has been engaged in various legal proceedings. Management believes that any existing litigation would not be material to the overall financial condition of the Company.

                           Dauphin Technology, Inc.

17.  RELATED-PARTY TRANSACTIONS:

CADserv, an engineering services company based in Schaumburg, Illinois, controlled by an Officer and a major shareholder, has contributed to the design and development of the new version of the Orasis(R) and assisted the Company in the design of the set-top box. The Company paid $72,573 in 2001 for such services.

RMS facilities are leased from Enclave Corporation, a company that is owned by the former President of RMS whose contract with the Company was terminated on May 14, 1999. The Company paid $182,337 of rent and $32,380 in real estate taxes or the property lease in 2001, $179,468 of rent and $30,206 of real estate taxes for the property lease in 2000 and $179,684 of rent and $24,150 of real estate taxes for 1999.

18.  EQUITY TRANSACTIONS

2001 Transactions

During the first quarter of 2001, the Company received proceeds in the amount of $102,300 for the exercise of 210,000 warrants. Additionally, employees exercised 4,000 stock options at a price of $.50 per share.

During the second quarter of 2001, employees exercised 4,000 stock options at a price of $.50 per share

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

Effective July 1, 2001, the Company completed the acquisition of substantially all of the assets of Suncoast Automation, Inc., a wholly owned subsidiary of ProtoSource Corporation, pursuant to an Asset Purchase Agreement. The purchase price was 766,058 shares of the Company's common stock valued at approximately $1.1 million based on the closing bid price of $1.47 per share on June 29, 2001.

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

During the fourth quarter of 2001, employees exercised 27,600 stock options at a price of $.89 per share.

                           Dauphine Technology, Inc.

2001 Transactions--(Continued)

In November 2001, the Company issued warrants to purchase 175,000 shares of common stock at exercise prices ranging from $1.00 to $1.50, as payment for certain advertising and promotional expenses.

On November 19, 2001 the Company filed with the Securities and Exchange Commission a Form S-1 registration statement relating to 4,000,000 shares of common stock to be issued upon the conversion of the Convertible Note (see Note
9). This registration statement is still pending approval by the Securities and Exchange Commission.

Personal Guarantee

On April 3, 2001, the Company and Estel Telecommunications S.A. cancelled the performance bond issued on October 26, 2000 and the 1,550,000 shares of restricted stock held by Best S.A. were returned to the Company. In connection with the cancellation of the shares, Best S.A. executed the personal guarantee of Mr. Andrew J. Kandalepas, which he had granted to secure the performance of the Company's obligation to register the 1,550,000 shares issued in connection with the performance bond and retained the 1,032,118 shares. The set-top box agreement with Estel Telecommunications S.A. terminated on July 1, 2001 due to lack of performance on behalf of Estel. This transaction was entered into on behalf of the Company and therefore the Company recorded an expense of $1,241,741, with an offsetting entry to additional paid in capital.

On December 20, 2001, the Board of Directors approved the issuance of 1,032,118 shares to the Chairman of the Board and CEO of the Company to replace the shares that Best S.A. retained under the personal guarantee. The shares were valued at $1,241,741 based on the closing price of $1.20 on April 3, 2001.

2000 Transactions

During the first and second quarter of 2000, the Company conducted a private placement of 4,654,613 common shares and approximately 1,300,000 warrants to a group of accredited investors in exchange for approximately $7,300,000. The proceeds were used to settle the majority of trade payables, for day-to-day operations and to start the development of the set-top box.

In January 2000, the Company issued 480,000 shares to a customer in exchange for cancellation of $300,000 of customer deposits.

In January 2000, the Company issued warrants to an investment banker, for services rendered, to purchase 350,000 shares at an exercise price of $1.00.

In January 2000, the Company issued 500,000 shares to a consulting firm for services rendered in relation to the set-top box agreement with Estel Telecommunications S.A.
In April 2000, the Company completed its private placement and issued 3,630,000 warrants to an investment banker in lieu of consulting fees.

On April 26, 2000, the Company completed a common stock purchase agreement, escrow agreement and registration rights agreement with Techrich International Limited ("Techrich"). These agreements provide a $100,000,000 equity line of credit as the Company requests over an 18 month period, in return for common stock

                           Dauphin Technology, Inc.

2000 Transactions--(Continued)

and warrants to be issued to the investor. Once every 22 days, the Company may request a draw of up to $10,000,000 of that money, subject to a maximum of 18 draws. The maximum amount the Company actually can draw down upon each request will be determined by the volume-weighted average daily price of the Company's common stock for the 22 trading days prior to its request and the average trading volume for the 45 trading days prior to the request. Each draw down must be for at least $250,000. Use of a 22 day trading average was negotiated to reduce the impact of market price fluctuations over any calendar month, which generally includes 22 trading days. At the end of a 22-day trading period following the drawdown request, the amount of shares is determined based on the volume-weighted average stock price during that 22-day period in accordance with the formulas in the common stock purchase agreement.

On April 28, 2000, the Company filed with the Securities and Exchange
Commission a Form S-1 registration statement relating to 15,332,560 shares of common stock issued to stockholders in private transactions, 11,958,963 shares for other stockholders, and 6,000,000 shares to be issued when the Company requests a drawdown under the common stock purchase agreement referred to above.

On July 28, 2000, the Securities and Exchange Commission declared the registration statement effective. Pursuant to the common stock purchase agreement with Techrich, the Company issued as a placement fee warrants to purchase 250,000 shares of common stock at an exercise price of $5.481.

On July 31, 2000, the Company issued a drawdown notice in connection with the common stock purchase agreement with Techrich for $5,000,000. Upon receipt of the funds, the Company issued 1,354,617 shares of common stock and warrants to purchase 101,463 shares of common stock at exercise prices ranging from $4.06 to $4.22.

In September 2000, the Company issued 73,750 stock options to certain employees under employment agreements. At the time of issuance, the option price was below the market price and the Company recorded $70,622 as additional compensation expense.

On October 17, 2000, the Company issued a drawdown notice in connection with the common stock purchase agreement with Techrich for $2,000,000. Upon receipt of the funds, the Company issued 781,999 shares of common stock and warrants to purchase 44,646 shares of common stock at exercise prices ranging from $3.26676 to $4.4369.

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

                           Dauphin Technology, Inc.

18.  EQUITY TRANSACTIONS--(Continued)

2000 Transactions--(Continued)

In December 2000, the Company re-priced approximately 3,012,000 warrants it had previously issued to outside consultants. The warrants were originally issued with an exercise price ranging from $10.00 to $5.00, and were re-priced with exercise prices ranging from $5.00 to $2.00 per share. The re-pricing created a charge to earnings of approximately $234,000, which was calculated using the Black-Scholes pricing model assuming 0% dividend yield, risk free interest rate of 6%, volatility factor of 224% and an expected life of 2.6 years.

1999 Transactions

In January and April 1999, the Company issued a total of 46,373 shares under an employment contract with Richard M. Schultz, former President of RMS. As of May 14, 1999, the Company no longer employs Richard M. Schultz.

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

On March 30, 1999, Dauphin signed an agreement with Augustine Funds LP ("Augustine"), an accredited investor operated by Augustine Capital Management, where Augustine agreed to commit up to $6 million. The first closing for $1 million occurred on April 15, 1999 when the parties executed agreed upon documentation and Dauphin deposited 2 million common shares in escrow. This tranche was in the form of an 8% promissory note convertible into stock beginning sixty days after closing. The conversion was at 15% discount from the closing bid price of the Company's common stock. The contract also called for the adjustment in escrowed shares in case stock value decreases, under the 5/8 bid for two consecutive days. As specified on the contract, on April 22 due to decline in market price of the stock, the Company deposited additional 400,000 shares in an escrow account to replenish the $1.5 million value in the account. As an incentive, Augustine received a warrant to purchase 100,000 common shares of stock at an exercise price of $1.00 per share. The warrant was valued at $52,200 using Black-Scholes securities valuation model, assuming among other things, a 6% risk free interest rate, 0% dividend yield, 1 and 2 year life respectively and 120% volatility. On May 24, 1999 $1 million funded under the note, together with accrued interest, was converted into 2,441,414 shares of common stock of which 2,400,000 common shares were disbursed to Augustine. The agreement with Augustine has been cancelled.

                           Dauphin Technology, Inc.

1999 Transactions--(Continued)

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

On May 28, 1999 the Company signed a Stock Purchase Agreement with Crescent International Ltd. ("Crescent"), an investment company managed by GreenLight (Switzerland) SA, which allows the Company and obligates Crescent to purchase shares from the Company based on terms and conditions outlined in the agreement. In total Crescent agreed to purchase up to $2,250,000 of the common stock within the next twenty-four months. Crescent agreed to purchase from the Company shares based on ninety percent of the daily average trading value, which is computed by multiplying the closing bid price by the daily volume of the Company's common stock traded average over the twenty days prior to closing. In connection therewith the Company sold to Crescent 1,048,951 shares for $450,000 at an average price of $0.43 per share including $58,000 of closing fees. The Company has the right to sell additional shares with an interval of 25 business days with a minimum of $100,000 per sale and a maximum of $500,000 based on the average daily value as described above. In addition to the stock, Crescent received an Incentive Warrant to purchase 750,000 common shares at a price of $0.6435 per share. The Warrants were valued at $235,500 using Black-Scholes securities valuation model assuming among other things 6% risk free rate, 0% dividend yield, five years life and 120% volatility.

In connection with the Stock Purchase Agreement signed by the Company on May 28, 1999, the Company sold to Crescent 350,000 shares for $148,050 at an average price of $0.423 per share, including $2,961 of closing fees.

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

On October 26 1999, the Company issued 93,358 shares in exchange for $29,643 or $0.32 per share net of $605 of closing fees in accordance with the Stock Purchase Agreement signed by the Company on May 28, 1999 with Crescent.

On October 27, 1999 in connection with the Stock Purchase Agreement signed by the Company on May 28, 1999 with Crescent, the Company sold to Crescent 447,012 shares for $141,935 at an average price of $0.32 per share, including $2,897 of closing fees.

                           Dauphin Technology, Inc.

1999 Transactions--(Continued)

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

19.  ACQUISITIONS:

On July 1, 2001, the Company acquired substantially all of the assets of Suncoast Automation, Inc. The purchase price was 766,058 shares of the Company's common stock valued at $1,126,105 based on the closing bid price of $1.47 per share on June 29, 2001. The transaction was accounted for under the purchase method of accounting. The purchase price, was allocated as follows:

                       Accounts Receivable... $   14,669
                       Inventory.............    113,054
                       Prepaid expenses......     24,326
                       Equipment.............    794,170
                       Installation contracts    320,000
                                              ----------
                                               1,266,105
                       Less Accounts payable.    140,114
                                              ----------
                       Total................. $1,126,105
                                              ==========

Pro Forma operating results as if the acquisition had occurred at the beginning of the respective years ending December 31, 2001 and 2000, as required under Financial Accounting Standards No. 141, Business Combinations, are as follows:

                                        2001         2000
                                    ------------  -----------
                 Revenue........... $  2,620,207  $ 1,064,676
                 Operating loss....  (13,652,231)  (8,489,753)
                 Net loss..........  (13,702,198)  (8,365,215)
                 Net loss per share
                    Basic.......... $      (0.22) $     (0.14)
                    Diluted........ $      (0.22) $     (0.14)

                           Dauphin Technology, Inc.

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

The purchase price, plus direct costs of the acquisition, were allocated as follows:

               Building............................... $  400,000
               Computer equipment.....................    110,000
               Other equipment........................     15,000
               Excess of Cost over Net Assets Acquired  5,500,000
                                                       ----------
                  Total............................... $6,025,000
                                                       ==========

Pro Forma operating results as if the acquisition had occurred at the beginning of the respective years ending December 31, 2000 and 1999, as required under APB 16 (Accounting Principles Board Opinion number 16, regarding Business Combinations), are as follows:

                                        2000         1999
                                     -----------  -----------
                  Revenue........... $ 3,548,801  $ 5,513,493
                  Operating loss....  (7,023,058)  (6,594,083)
                  Net loss..........  (8,253,941)  (8,650,289)
                  Net loss per share
                     Basic.......... $     (0.14) $     (0.19)
                     Diluted........ $     (0.14) $     (0.19)

20.  RESTATEMENT:

Selling, general and administrative expenses, interest expense, net loss and per share amounts have been adjusted from previously reported amounts to offset the difference between the quoted market price and the proceeds from stock sales under a private placement in the first quarter of 2000 against additional paid in capital rather than interest expense amounting to $1,302,383 ($0.02 per share).

                           Dauphin Technology, Inc.

21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

A summary of selected quarterly information for 2001 and 2000 is as follows:

                                         2001 Quarter Ended
                      -------------------------------------------------------
                       March 31,      June 30,      Sept. 30,      Dec. 31,
                      -----------    -----------   -----------    -----------
  Revenues........... $   445,154    $   382,087   $   421,544    $ 1,371,422
  Gross Profit (Loss)     116,569         67,272        50,737       (359,370)
  Net Loss...........  (1,015,162)    (3,070,590)*  (1,405,379)    (7,761,229)
  Net Loss per share
     Basic........... $     (0.02)   $     (0.05)* $     (0.02)   $     (0.12)
     Diluted......... $     (0.02)   $     (0.05)* $     (0.02)   $     (0.12)

                                         2000 Quarter Ended
                      -------------------------------------------------------
                       March 31,      June 30,      Sept. 30,      Dec. 31,
                      -----------    -----------   -----------    -----------
  Revenues........... $     4,736    $    11,305   $   344,975    $   498,821
  Gross Profit (Loss)     238,886       (346,256)       27,747     (1,936,167)
  Net Loss...........  (2,312,421)**  (1,249,631)   (1,173,789)**  (4,081,521)
  Net Loss per share
     Basic........... $     (0.04)** $     (0.02)  $     (0.02)** $     (0.07)
     Diluted......... $     (0.04)** $     (0.02)  $     (0.02)** $     (0.07)

--------
* Net loss and per share amounts for the quarter ended June 30, 2001 have been adjusted from previously reported amounts to reflect the issuance of 1,032,118 shares of common stock to the Chairman of the Board and CEO of the Company to replace shares issued under a personal guarantee amounting to $1,241,741 (0.02 per share).

** Net loss and per share amounts for the quarters ended March 31, 2000 and September 30, 2000 have been adjusted from previously reported amounts to offset the difference between the quoted market price and the proceeds from stock sales under the private placement against additional paid in capital rather than interest expense amounting to $1,721,939 ($0.03 per share) for the quarter ended March 31, 2000 and $343,416 ($0.01 per share) for the quarter ended September 30, 2000.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                ON SCHEDULE II

Board of Directors
Dauphin Technology, Inc.

In connection with our audit of the consolidated financial statements of Dauphin Technology, Inc., and its Subsidiaries referred to in our report dated April 10, 2002, which is included on page F-2 of this Form 10-K, we have also audited Schedule II for the years ended December 31, 2001, 2000 and 1999. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information required to be set forth therein.

                                          GRANT THORNTON LLP

Chicago, Illinois
April 9, 2002

                                                                    SCHEDULE II

                           DAUPHIN TECHNOLOGY, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                    Balance at Charged to            Balance at
                                    Beginning   Costs &                End of
Description                         Of Period   Expenses  Deductions   Period
-----------                         ---------- ---------- ---------- ----------
Year ended December 31, 2001
   Allowance for doubtful accounts. $   50,621 $       -- $       -- $   50,621
   Reserve for obsolete inventory..  2,491,216    490,407         --  2,981,623
Year ended December 31, 2000
   Allowance for doubtful accounts. $  428,599 $   74,342 $  452,320 $   50,621
   Reserve for obsolete inventory..  1,945,296  1,950,000  1,404,080  2,491,216
Year ended December 31, 1999
   Allowance for doubtful accounts. $   11,238 $  417,361 $       -- $  428,599
   Reserve for obsolete inventory..    152,000  1,793,296         --  1,945,296

--------
Notes:

(a)Deductions for the allowance for doubtful accounts consists of accounts written off, net of recoveries.