Form 10-K/A
period 2000-12-31
DAUPHIN TECHNOLOGY INC
filed 2002-04-25
CIK 832489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

     (Mark One)
 X   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934.

For fiscal year ended           December 31, 2000

___ Transaction Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission File No. 33-21537-D

                            DAUPHIN TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

                     Illinois                                       87-0455038
         (State or other jurisdiction of               (IRS Employer Identification Number)
          incorporation or organization)


800 E. Northwest Hwy, Suite 950, Palatine, Illinois                    60067
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
(1) Yes  X   No
       -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of March 30, 2001 is $82,308,472.

As of March 30, 2001, the number of Shares of the Registrant's Common Stock, $.001 par value, is 61,886,069 issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2001 Annual Meeting of Shareholders to be held June 13, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            DAUPHIN TECHNOLOGY, INC.

                                Table of Contents
                                -----------------

PART I                                                                                               3
Item 1. Description of Business                                                                      3
    Overview                                                                                         3
    Strategic Plan                                                                                   3
Item 2.  Properties                                                                                 10
Item 3. Legal Proceedings                                                                           11
Item 4. Submission of Matters to Vote of Security Holders                                           11

PART II                                                                                             12
Item 5. Market for the Registrant's Common Stock and Related Security Holders Matters               12
    Market Price of Common Stock                                                                    12
    Holders                                                                                         12
    Dividend Policy                                                                                 12
    Common Stock                                                                                    12
    Preferred Stock                                                                                 12
    Warrants and Options                                                                            13
    Transfer Agent and Registrar                                                                    13
Item 6. Selected Financial Data                                                                     14
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations       14
    Results of Operations 2000 Compared to 1999                                                     14
    Fourth Quarter 2000 Compared to Fourth Quarter 1999                                             15
    Results of Operations 1999 Compared to 1998                                                     15
    Liquidity and Capital Resources                                                                 16
    Risk Factors                                                                                    16
Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                 22
Item 8. Financial Statements and Supplementary Data                                                 22
Item 9. Changes in and Disagreements with Accountants on Accounting or Financial Disclosure         22

PART III                                                                                            23
Item 10. Directors, Executive Officers and Officers of the Registrant                               23
    Directors and Officers                                                                           9
    Family Relationship                                                                             10
    Other: Involvement in Certain Legal Proceedings                                                 10
    Involvement by Management in Public Companies                                                   10
Item 11. Executive Compensation                                                                     23
Item 12. Security Ownership of Certain Beneficial Owners and Management                             23
Item 13. Certain Relationships and Related Party Transactions                                       23

PART IV                                                                                             24
Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K                          24

SIGNATURES                                                                                          24

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

As part of management's plan, on June 6, 1997 the Company acquired all of the outstanding shares of stock in R.M. Schultz & Associates, Inc. ("RMS"), an electronic contract-manufacturing firm located in McHenry, Illinois. On August 28, 2000 the Company, through a newly formed subsidiary named ADD Acquisitions Corp., acquired all of the assets of T & B Design, Inc. (f/k/a Advanced Digital Designs, Inc.) , Advanced Technologies, Inc. , and 937 Plum Grove Road Partnership pursuant to an Asset Purchase Agreement. The subsidiary then changed its name to Advanced Digital Designs, Inc. ("ADD"). ADD specializes in telecommunications, especially wireless and cable-based product development, as well as multimedia development, including digital video decoding and processing.

     Products and Services

The Company has two primary products, the Orasis(R) and the OraLynx(TM) . The Orasis(R) has been completed and several thousand units have been produced and sold. However, revisions are currently planned. Therefore, all production has been halted until the new revisions can be made. The Company is currently focusing its development activities on the OraLynx(TM) set-top box. It is unknown as to when the revised version of the Orasis(R) will be available. The OraLynx(TM) set-top box is in the development stage. Prototypes have been made and were demonstrated at the Comdex2000 trade show in Las Vegas, Nevada in November 2000. Since revisions are currently being made, production will not begin until third or fourth quarter of 2001. The Company is also exploring the possibility of outsourcing the production to a contract manufacturer and is also investigating the possibility of seeking production overseas in Asia and the Far East.

Orasis(R) is a hand-held computer developed by the Company with features to meet the expressed desires of many potential customers. The unit was developed with the multi-sector mobile user in mind. As such, it incorporated an upgradable processor, user upgradable memory and hard disc, various modules and mobile devices to satisfy the needs of various industries. Basic unit features are as follows:

..  The unit weight is approximately 3 pounds
..  The battery operating life is from 2 to 8 hours
..  The unit is equipped with 233 MHz Pentium MMX processor, which can be upgraded to 266 MHz Pentium MMX
..  The standard unit is equipped with 64 MEG of memory upgradable to 128 MEG of
   RAM
..  Standard two type II or a single type III PCMCIA slot
..  2.1 GB expandable to 18 GB hard drive
..  Built in speaker and microphone (including sound blaster for voice recognition and multimedia)
..  Video conferencing port
..  Modular expansion bay with docking connector
..  Electro-magnetic pen, voice activation, and an Infra Red keyboard for data input
.. CDROM drive, floppy drive, DVD drive, credit card readers, smart-card readers, radio modems, wireless receivers, port replicators, USB hubs, audio source I/O, heads-up goggles, GPS module and other attachable devices

Much more flexible and powerful than a Personal Digital Assistant ("PDA"), the Orasis(R) is an MS-DOS/Windows 95/98/2000, Windows NT and Linux compatible machine. Although the basic unit carries a number of advanced features, the most significant advantage of Orasis(R) is its upgradability. The expansion bay allows for the use of CDROM, floppy drive, wireless radio, extended battery pack or any other device through the PCI expansion bus. Unlike competitor models Orasis(R) does not lock the customer into a single format. Orasis(R) affords a customer complete flexibility and versatility offered by no other mobile computer presently on the market. It is a time, labor, and money-saving device that can be custom-configured with a variety of options to meet the end-user's needs. The Company has not recognized significant sales of the product to date and will adjust its product as the market further develops new technologies.

During the later part of 1999 the Company was engaged in negotiations and eventually on February 17, 2000 signed a contract with Estel Telecommunications S.A.("Estel") to develop and produce set-top boxes. In conjunction with continued development of Orasis(R) and the decision to terminate its contract manufacturing, the Company began design and development of such boxes. A set-top box is an electronic device that converts digital signals into a user acceptable format via other electronic devices such as television sets, telephones and computers. The Company is rewriting its marketing and sales plan to incorporate the contract with Estel for its set-top box and to include a strategy for domestic operations for both the Orasis(R) and OraLynx(TM).

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

The Company performs design services, specializing in hardware and software development. In addition, the Company's engineers consulted with and assisted customers in the development of intellectual property. The Company's engineers specialize in telecommunications, especially wireless and cable-based product development, as well as multimedia development, including digital video decoding and processing. Currently, one-third of the Company's employees are involved in the design service segment of the business. Design services currently represents over 90% of the Company's overall revenues.

The Company has received a contract from Estel for the production and sale of set-top boxes, but has not yet begun significant production. It has also amended the contract and extended the delivery dates on two occasions.

During 1998 and the first half of 1999, the Company was involved in contract manufacturing at its subsidiary, RMS in McHenry, Illinois. Revenues in 1998 and 1999 amounted to approximately $5,638,000 and $2,135,000, respectively. During the third quarter of 1999, management of the Company decided to terminate the contract manufacturing operations because they were not profitable. RMS used, rather than provided, cash in its operations and was an overall drain on the Company's cash flow.

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

     Sales and Marketing

During the year 2000, the scope of the marketing effort for set top boxes was somewhat narrow. As a result of the amount of time consumed by Company personnel associated with the contract with Estel Telecommunications S.A. to supply set-top boxes, the Company has not acted aggressively to market them to other potential buyers because of staffing shortages within the Company. The Company did, however, demonstrate the OraLynx(TM) at the Comdex Fall 2000 show in Las Vegas and as a result generated more than one thousand leads. Without any proactive effort, the Company has numerous ongoing negotiations with companies interested in purchasing the set-top boxes.

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

     Customer Dependence

One individual design service customer, Motorola, Inc.,accounted for approximately 53% of total revenues for the year 2000.

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

     Production

Because the main components of the Company's products are complex, the assembly of the motherboards for the Orasis is outsourced to SMT Unlimited, which supplies RMS with the ready assembled and tested motherboards for final assemblyThe Company has not purchased any motherboards from SMT since early 1999. Motherboards that have been purchased have been done with purchase orders on an as needed basis. There are no long-term contracts between the Company and SMT. The Company has no current plans to enter into a long-term contract with SMT at this time. Should the Company consider SMT for the production of motherboards for use in the set-top box, further arrangements may be made. Currently, the Company is exploring alternative sources for the manufacture of motherboards and related products for the set-top box, including the possibility of going to Asia and the Far East. SMT Unlimited, located in Fremont, California, is capable of producing hundreds of motherboards per day.

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

     Software Licensing Agreements

The Company is leasing BIOS (basic input/output software) for Orasis(R) from Phoenix Technologies Ltd. ("Phoenix"). Phoenix designs, develops, markets and licenses proprietary software products for original equipment manufacturers and related software for personal computers. A Master License Agreement was signed for the right of distribution of Phoenix software. The Company pays $4 per unit sold for this license. The Company is only obligated under this agreement if and when a product is sold. Since very few products have been sold in 2000, the expense to the Company was not significant.

The Company has entered into a Pen Products Original Equipment Manufacturing Distribution License Agreement and Sub-license Agreement for Dedicated Systems with Annabooks Software LLC ("Annabooks"), the supplier of products offered by Microsoft Corporation ("Microsoft"). Microsoft is the third-party beneficiary under these agreements. Under the terms of these agreements, the Company is authorized to install DOS, Windows 95, 98, 2000 and NT, and Windows for Pen, among others, on the computers it sells. For this right, the Company must pay Annabooks royalties for each unit sold, although quantity discounts are available. The Company pays approximately $78 per license for each computer it sells. The Company is only obligated under this agreement if and when a product is sold. Since very few products were sold in 2000, the expense to the Company was not significant.

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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holders Matters

Market Price of Common Stock

The Company's common stock is traded on the over-the-counter market and is quoted in the National Quotation Bureau's Pink Sheets. The following table shows the range of representative bid prices for the common stock. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions:

Bid Prices

                              1998                   1999                     2000
                       High         Low         High        Low         High         Low
                       ----         ---         ----        ---         ----         ---
First Quarter        $  1.625     $ 1.016     $ 1.219    $  0.453     $ 12.563     $ 0.266
Second Quarter          1.391       0.875       0.938       0.391        8.000       2.656
Third Quarter           2.031       0.875       0.750       0.266        6.750       3.094
Fourth Quarter          0.906       0.500       0.703       0.219        4.438       0.719

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

Transfer Agent and Registrar

American Stock Transfer and Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Item 6. Selected Financial Data

Year Ended December 31
----------------------

                                     2000              1999              1998              1997             1996
                                     ----              ----              ----              ----             ----
Net Sales                         $   859,837       $ 2,279,058       $ 5,367,514         $ 2,730,035     $    93,946
Extraordinary Item                          -                 -                 -                          38,065,373
Net Income (Loss)                  (8,817,362)       (9,306,304)       (6,131,557)         (3,988,017)     36,668,669
Net Income (Loss)
          Per Share                     (0.15)            (0.20)            (0.16)              (0.13)           1.52
Total Assets                       11,160,777         3,372,155         6,719,635           7,269,136       3,402,860
Long -Term Debt                       102,133           185,179           302,951             429,526          43,196
Working Capital(Deficit)            3,015,210          (917,917)          260,227           4,510,546       3,020,558
Shareholders Equity(Deficit)       10,520,864           552,344         2,885,228           5,675,595       3,092,900

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

The following discussion should be read in conjunction with the consolidated financial statements. Certain statements contained herein may constitute forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

Results of Operations 2000 Compared to 1999
-------------------------------------------

Revenue for the Company decreased from approximately $2,279,000 in 1999 to $860,000 in 2000The revenue decreased as a result of the Company's decision to eliminate contract manufacturing and focus its efforts on the development of the set-top box. The Company determined that contract manufacturing was no longer profitable and did not fit in to the overall business plan of the Company. Contract manufacturing revenues approximated $2,000,000 in 1999. Revenue for 2000 was also aided by the design services and consulting of the Company's subsidiary, Advanced Digital Designs ("ADD"). Gross revenue from ADD from the date of acquisition of August 18, 2000, amount to approximately $985,000. Gross profit margins are not comparable for the period due to the fluctuations in revenue. The gross profit margin for both years was effected by the write down of obsolete inventory. For the year ended December 31, 2000 the write down of obsolete inventory and the reserve for potential obsolete Orasis(R) inventory amounted to $1,950,000 as compared to the write-off of obsolete inventory in the year ended December 31, 1999 of $1,793,000.

Selling, general and administrative expenses decreased to approximately $4,043,000 for 2000 as compared to $4,173,000 for 1999. The increase in professional fees and financial service expenses related to the private placement, common stock purchase agreement and cost associated with exercising the drawdown were offset by staff reductions and other cost cutting measures implemented by management. The Company decided to eliminate contract manufacturing in the third-quarter. The employee count at RMS was reduced from 185 employees during the beginning of 1999 to six employees at December 31, 2000. In addition, certain related expenses were also reduced, such as health insurance, telephone, travel and entertainment, utilities, office supplies and other administrative expenses.

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

Fourth-Quarter 2000 Compared with Fourth-Quarter 1999
-----------------------------------------------------

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

Selling, general and administrative expenses are comparable between the fourth-quarter of 2000 and 1999. Research and Development costs increased by approximately $900,000 from approximately $55,000 in the fourth-quarter 1999 to approximately $957,000 in the fourth-quarter 2000. This is attributable to the concentrated efforts of developing the OraLynx(TM) set-top box.

Interest expense decreased from $124,000 in the fourth-quarter 1999 to approximately $4,000 in the fourth-quarter of 2000. This decrease is attributable to the fact that the Company paid off substantially all of its debt during the first quarter of 2000.

Results of Operations 1999 Compared to 1998
-------------------------------------------

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

The current set-top box agreement with Estel Telecommunications S.A. subjects us to risks associated with international operations.

As we begin shipping under the set-top box agreement with Estel, we risk exposure to international risks, including:

     . greater difficulty in accounts receivable collection and longer collection periods;
     .    unexpected changes in regulatory requirements;
     .    reduced protection of intellectual property rights;
     .    potentially adverse tax consequences; and
     .    political instability.

Focus on set-top box development under the set-top box agreement with Estel Telecommunications S.A. subjects us to risks associated with other participants' operations.

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

The OraLynx(TM) set-top box is in the early stage of development and prototypes have completed the alpha stage of testing. We believe we will successfully develop the OraLynx(TM) set-top box that will conform to specifications under the set-top box agreement that will address a broad market demand. There can be no assurance that we will successfully develop the OraLynx(TM) set-top box or that a market demand will exist if development is completed to specifications outlined in the agreement with Estel. In addition, if a market demand exists, it may be met with alternative products offered by competitors or with pricing that we cannot match.

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

Our products may be subject to various federal, state and other government regulations. For example, we are required to obtain CE approval and certification for the set-top box under the set-top box agreement with Estel Telecommunications S.A. If we do not receive such approval and certification within thirty days of application, production will be postponed. In addition, if we do not receive such approval and certification within sixty days of application, Estel Telecommunications S.A. may terminate the agreement. The Company may terminate the agreement if permits to install fiber optic and other infrastructure equipment are not issued to the buyer. Even if such permits are issued, delays in issuance will delay set-top box orders and shipments. Consequently, government regulations may interfere with our business plans and could have an adverse effect on our ability to develop and market our products.

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

DAUPHIN TECHNOLOGY, INC.

BY: /s/ Andrew J. Kandalepas
    -----------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities and on the dates indicated.

     Signature                                     Title                            Date
     /s/ Andrew J. Kandalepas          Chairman of the Board of Directors      March 30, 2001
     ---------------------------
     Andrew J. Kandalepas              Chief Executive Officer, President


     /s/ Christopher L. Geier          Executive Vice President                March 30, 2001
     ---------------------------
     Christopher L. Geier

     /s/ Harry L. Lukens, Jr.          Chief Financial Officer and             March 30, 2001
     ---------------------------
     Harry L. Lukens, Jr.              Assistant Secretary


     /s/ Jeffrey L. Goldberg           Secretary and Director                  March 30, 2001
     ---------------------------
     Jeffrey L. Goldberg

     /s/ Gary E. Soiney                Director                                March 30, 2001
     ---------------------------
     Gary E. Soiney

     /s/ Andrew Prokos                 Director                                March 30, 2001
     ---------------------------
     Andrew Prokos

     /s/ Mary Ellen Conti              Director                                March 30, 2001
     ---------------------------
     Mary Ellen Conti, MD

                            Dauphin Technology, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Report of Independent Certified Public Accountants .....................    F-2

Report of Independent Public Accountants ...............................    F-3

CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 2000 AND 1999 ................    F-4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
    YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 .......................    F-5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 ...............    F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
    YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 .......................    F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .............................    F-8

               Report of Independent Certified Public Accountants
               --------------------------------------------------

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

                                          GRANT THORNTON LLP


Chicago, Illinois
March 22, 2001, except for note 19, as to which the date is April 3, 2001

                    Report of Independent Public Accountants
                    ----------------------------------------

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

                            Dauphin Technology, Inc.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                                        2000               1999
                                                                        ----               ----
                                                                      RESTATED
                                                                      --------
CURRENT ASSETS:
   Cash                                                             $  2,683,480      $     31,087
   Accounts receivable-
    Trade, net of allowance for bad debt of $50,621 and
       $428,599 at December 31, 2000 and 1999                            321,377           124,844
    Employee receivables                                                  21,590               118
   Inventory, net of reserves for obsolescence of $2,491,216
    and $1,945,296 at December 31, 2000 and 1999                         505,749         1,521,886
   Prepaid expenses                                                       20,794            38,779
                                                                    ------------      ------------
          Total current assets                                         3,552,990         1,716,714

INVESTMENT IN RELATED PARTY                                              290,000           290,000
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $1,127,040 and $712,192 at December 31, 2000 and 1999              1,477,787         1,365,440
ESCROW DEPOSIT                                                           752,500                 -
GOODWILL, net of accumulated amortization of $412,500 at
    December 31, 2000                                                  5,087,500                 -
                                                                    ------------      ------------
          Total assets                                              $ 11,160,777      $  3,372,154
                                                                    ============      ============

CURRENT LIABILITIES
   Accounts payable                                                 $    290,474      $  1,894,663
   Accrued expenses                                                       80,433            26,719
   Current portion of long-term debt                                     113,629           127,249
   Customer deposits                                                      53,244           300,000
   Short-term borrowings                                                       -           286,000
                                                                    ------------      ------------

          Total current liabilities                                      537,780         2,634,631

LONG-TERM DEBT                                                           102,133           185,179
                                                                    ------------      ------------
          Total liabilities                                              639,913         2,819,810

COMMITMENTS AND CONTINGENCIES                                                  -                 -

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 10,000,000 shares
     authorized but unissued                                                   -                 -
   Common stock, $0.001 par value, 100,000,000 shares
     authorized; 61,652,069 shares issued and outstanding at
     December 31, 2000 and 51,671,582 shares issued and
     outstanding at December 31, 1999                                     61,653            51,671

   Warrants to purchase 8,522,572 and 4,211,958 shares at
     December 31, 2000 and 1999                                        3,321,810         1,238,089
   Paid-in capital                                                    53,479,116        38,089,320
   Accumulated deficit                                               (46,341,715)      (38,826,736)
                                                                    ------------      ------------
          Total shareholders' equity                                  10,520,864           552,344
                                                                    ------------      ------------
          Total liabilities and shareholders' equity                $ 11,160,777      $  3,372,154
                                                                    ============      ============

      The accompanying notes are an integral part of these balance sheets.

                            Dauphin Technology, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                     2000            1999            1998
                                                     ----            ----            ----
                                                    RESTATED
REVENUES                                         $    859,837    $  2,279,058    $  5,367,514
COST OF REVENUES                                    2,875,627       4,833,601       5,757,889
                                                 ------------    ------------    ------------
        Gross  loss                                (2,015,790)     (2,554,543)       (390,375)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        4,042,699       4,173,095       3,273,132

RESEARCH AND DEVELOPMENT EXPENSE                    1,472,093         510,287       1,576,477

                                                 ------------    ------------    ------------
        Loss from operations                       (7,530,582)     (7,237,925)     (5,239,984)

INTEREST EXPENSE                                       67,753       2,099,179         968,414

INTEREST INCOME                                        83,356          30,800          76,841

                                                 ------------    ------------    ------------
        Loss before income taxes                   (7,514,979)     (9,306,304)     (6,131,557)

INCOME TAXES                                                -               -               -

                                                 ------------    ------------    ------------
        Net loss                                 $ (7,514,979)   $ (9,306,304)   $ (6,131,557)
                                                 ============    ============    ============

LOSS PER SHARE:
   Basic                                         $      (0.13)   $      (0.20)   $      (0.16)
                                                 ============    ============    ============
   Diluted                                       $      (0.13)   $      (0.20)   $      (0.16)
                                                 ============    ============    ============
   Weighted average number of shares of common
      stock outstanding
               Basic                               58,711,286      46,200,408      37,287,432

               Diluted                             58,711,286      46,200,408      37,287,432

        The accompanying notes are an integral part of these statements.

                            Dauphin Technology, Inc.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                     Common Stock         Paid-in                   Treasury Stock      Accumulated
                                                 Shares     Amount       Capital      Warrants    Shares      Amount      Deficit
                                                 ------     ------       -------      --------    ------      ------      -------
BALANCE, January 1, 1998                      37,035,673   $ 37,036   $ 29,283,136   $        -  (730,577)  $(255,702) $(23,388,875)

Issuance of common stock in connection with:
    Conversions of debt                        2,705,391      2,705      2,743,811            -   542,272     205,903             -
    Commissions to placement agent               172,700        173        178,745            -         -           -             -
    Purchase of fixed assets                      60,000         60         67,440            -         -           -             -
Issuance of warrants in connection with
    debt issuance                                      -          -              -       55,181         -           -             -
Stock bonuses paid                                26,236         26         70,653            -    50,123      16,493             -
Net loss                                               -          -              -            -         -           -    (6,131,557)
                                              ----------   --------   ------------   ----------  --------   ---------  ------------
BALANCE, December 31, 1998                    40,000,000   $ 40,000   $ 32,343,785   $   55,181  (138,182)  $ (33,306) $(29,520,432)

Issuance of common stock in connection with:
    Conversions of debt                        4,985,358      4,985      3,842,235      287,700   101,673      24,402             -
    Private placement                          6,003,529      6,004      1,481,167      895,208    14,963       3,591             -
    Settlement of Trade Payables                 656,322        656        395,243            -     1,546         371             -
Stock bonuses paid                                26,373         26         26,890            -    20,000       4,942             -
Net loss                                               -          -              -            -         -           -    (9,306,304)
                                              ----------   --------   ------------   ----------  --------   ---------  ------------
BALANCE, December 31, 1999                    51,671,582   $ 51,671   $ 38,089,320   $1,238,089         -    $      -  $(38,826,736)

Issuance of common stock in connection with:

    Private placement                          4,654,613      4,656      6,877,639      419,556         -           -             -
    Stock purchase agreement                   2,136,616      2,137      5,854,991    1,142,872         -           -             -
    Warrant exercise                           1,999,602      1,999      1,234,715     (620,641)        -           -             -
    Consulting fees                              500,000        500        312,000    1,103,669         -           -             -
    Employee stock compensation                        -          -         70,622            -         -           -             -
    Settlement of trade payables                 480,000        480        299,520            -         -           -             -
    Stock options exercised                        2,000          2            998            -         -           -             -
    Vendor payments                              207,656        208        739,311       38,265         -           -             -

Net loss, restated                                     -          -              -            -         -           -    (7,514,979)
                                              ----------   --------   ------------   ----------  --------   ---------  ------------
BALANCE, December 31, 2000, restated          61,652,069   $ 61,653   $ 53,479,116   $3,321,810         -     $     -  $(46,341,715
                                              ==========   ========   ============   ==========  ========   =========  ============

                                                        Total
                                                        -----
BALANCE, January 1, 1998                            $  5,675,595

Issuance of common stock in connection with:
    Conversions of debt                                2,952,419
    Commissions to placement agent                       178,918
    Purchase of fixed assets                              67,500
Issuance of warrants in connection with
    debt issuance                                         55,181
Stock bonuses paid                                        87,172
Net loss                                              (6,131,557)
                                                    ------------
BALANCE, December 31, 1998                          $  2,885,228

Issuance of common stock in connection with:
    Conversions of debt                                4,159,322
    Private placement                                  2,385,970
    Settlement of Trade Payables                         396,270
Stock bonuses paid                                        31,858
Net loss                                              (9,306,304)
                                                    ------------
BALANCE, December 31, 1999                          $    552,344

Issuance of common stock in connection with:
    Private placement                                  7,301,851
    Stock purchase agreement                           7,000,000
    Warrant exercise                                     616,073
    Consulting fees                                    1,416,169
    Employee stock compensation                           70,622
    Settlement of trade payables                         300,000
    Stock options exercised                                1,000
    Vendor payments                                      777,784

Net loss, restated                                    (7,514,979)
                                                    ------------
BALANCE, December 31, 2000, restated                $ 10,520,864
                                                    ============

        The accompanying notes are an integral part of these statements.

                            Dauphin Technology, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998

------------------------------------------------------------------------------------------------------
                                                               2000            1999            1998
                                                               ----            ----            ----
                                                              RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $ (7,514,979)   $ (9,306,304)   $ (6,131,557)
    Non-cash items included in net loss
           Depreciation and amortization                        827,348       1,101,616               -
       Inventory reserve                                        545,920       1,793,296               -
       Bad debt reserve                                        (377,978)        417,361               -
       Interest expense on convertible debt                           -       2,062,451         814,882
       Warrants issued in lieu of consulting fees               680,005               -               -
       Common stock issued to vendors                         1,052,019               -               -
       Employee stock compensation                               70,622               -               -
       Settlement of trade payables                            (436,478)              -               -
       Stock bonus                                                    -          31,858          87,172
    Changes in-
       Accounts receivable
           - trade                                              181,445         147,508        (226,892)
           - employee                                           (21,472)         45,869         (25,792)
       Inventory                                                470,217        (361,495)     (1,422,222)
       Prepaid expenses                                          17,985           7,817          (7,395)
       Escrow deposits                                         (752,500)              -               -
       Accounts payable                                      (1,176,470)       (208,909)      1,312,788
       Accrued expenses                                          53,714        (188,586)        (70,532)
       Customer deposits                                         53,244               -               -
                                                           ------------    ------------    ------------
           Net cash used in operating activities             (6,327,358)     (4,457,518)     (5,351,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                           (2,195)        (25,680)     (1,068,578)
    Acquisition of business                                  (6,025,000)              -               -
    Investment                                                        -          10,000        (300,000)
                                                           ------------    ------------    ------------
           Net cash used in investing activities             (6,027,195)        (15,680)     (1,368,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of shares                         14,201,671       2,385,970               -
    Proceeds from exercise of warrants                        1,179,182               -               -
    Issuance of convertible debentures and warrants
       net of financing                                               -       1,776,614       2,991,936
    (Decrease) increase in short-term borrowing                (286,000)        286,000         162,606
    Repayment of long-term leases and other
       obligations                                              (87,907)              -               -
                                                           ------------    ------------    ------------
           Net cash provided by financing activities         15,006,946       4,448,584       3,154,542
                                                           ------------    ------------    ------------
                  Net increase (decrease) in cash             2,652,393         (24,614)     (3,565,179)

CASH, beginning of year                                          31,087          55,701       3,620,880
                                                           ------------    ------------    ------------
CASH, end of year                                          $  2,683,480    $     31,087    $     55,701
                                                           ============    ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                          $     36,728    $     36,728    $    153,532

NONCASH TRANSACTIONS:
   Common stock issued in connection with
      Purchase of fixed assets                             $          -    $          -    $     67,500
      Settlement of customer deposits and payables              300,000         396,270               -
      Conversion of debentures                                        -       4,159,322       2,952,419
      Commissions to placement agent                                  -               -         178,918

         The accompanying notes are an integral part of these statements

                            Dauphin Technology, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

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

2.   RISK AND UNCERTAINTIES:
     ----------------------

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

                            Dauphin Technology, Inc.

--------------------------------------------------------------------------------

3.   SUMMARY OF MAJOR ACCOUNTING POLICIES - Continued

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

                            Dauphin Technology, Inc.

--------------------------------------------------------------------------------

3.   SUMMARY OF MAJOR ACCOUNTING POLICIES - Continued

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

4.   INVENTORY

Inventory is comprised of material, labor and overhead and consists of the following at December 31:

                                                         2000          1999
                                                         ----          ----
         Finished goods                             $    88,211   $    93,955
         Work in process                                156,040       625,450
         Raw materials                                2,752,714     2,747,777
                                                    -----------   -----------
                                                      2,996,965     3,467,182
         Less - Reserve for Obsolescence              2,491,216     1,945,296
                                                    -----------   -----------
                                                    $   505,749   $ 1,521,886
                                                    ===========   ===========

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

5.   PROPERTY AND EQUIPMENT

Plastic molds are being amortized over the number of estimated parts to be produced (approximately 100,000) or three years whichever is less. Property and equipment consist of the following:

                                                            2000          1999
                                                            ----          ----
     Furniture and fixtures                             $   89,084   $    89,084
     Office equipment                                      374,732       247,537
     Manufacturing and warehouse equipment                 624,690       624,690
     Leasehold improvements                                407,186       407,186
     Plastic molds for the Orasis(R)                       696,862       696,862
     Building                                              400,000             -
     Automobile                                             12,273        12,273
                                                        ----------   -----------
                                                         2,604,827     2,077,632
     Less - Accumulated depreciation and amortization    1,127,040       712,192
                                                        ----------   -----------
                                                        $1,477,787   $ 1,365,440
                                                        ==========   ===========

                            Dauphin Technology, Inc.

--------------------------------------------------------------------------------

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

8.   LONG-TERM DEBT

As of December 31, 2000, the fair value of long-term debt approximates its book value. At December 31, long-term liabilities consist of:

                                                                                    2000          1999
                                                                                    ----          ----
McHenry County Department of Planning and Development loan for expansion of RMS, payable in equal monthly installments over 84 months with 6%
     interest. This loan is unsecured and is due on 10/1/2004.                    $ 89,508      $113,149
PACJETS  Financial  Ltd. equipment lease, payable in equal monthly installments over 60 months. The lease is collateralized by the equipment and has a one-dollar buy-out option. The lease carries
     12% interest and is due on 10/15/2003.                                         92,575       111,881
PACJETS Financial Ltd. furniture lease payable in equal monthly installments over 36 months. The lease carries a 23% annual interest rate and was due on 11/15/2000. The lease is
     collateralized by the furniture and has a one-dollar buy-out option.           23,269       27,176
Forest Financial Corporation computer equipment lease payable in equal monthly installments over 60 months. The lease carries a 16.38%
     annual interest rate and is due on 01/01/2003. The lease is collateralized by the equipment and has a one-dollar buy-out
     option.                                                                             -        11,016
Other - Capital leases for certain vehicles, machinery and equipment and certain priority tax claims due and payable in equal monthly installments over 36 to 72 months. All debts, collateralized by the equipment, are due starting in June 2000 through October 2002
     and carry interest rates ranging from 9% to 18%.                               10,410        49,206
                                                                                  --------        ------

         Total long-term liabilities                                               215,762       312,428
         Less short-term                                                           113,629       127,249
                                                                                  --------       -------
                            Total long-term                                       $102,133      $185,179
                                                                                  ========      ========

Future minimum debt payments are as follows:

                             Year                          Amount Due
                             ----                          ----------
                             2001                          $  113,629
                             2002                              56,726
                             2003                              24,343
                             2004                              21,064
                                                           ----------

                     Total long-term debt                  $  215,762
                                                           ==========

                            Dauphin Technology, Inc.

--------------------------------------------------------------------------------

9.   CONVERTIBLE DEBT AND WARRANTS

On March 30, 1999, the Company signed an agreement with Augustine Funds, LP ("Augustine"),an accredited investor operated by Augustine Capital Management Augustine agreed to commit up to $6 million according to the following conditions. A) The first closing for $1 million will occur upon execution of agreed upon documentation as well as a deposit of 2 million common shares (which shall be pledged by current shareholders) in escrow. This tranche will take the form of an 8% promissory note convertible into stock beginning sixty days after closing. B) If the Company's stock value is below the 5/8 bid for two consecutive days the Company must replenish the escrow account with additional shares until the escrow value is greater than $1.5 million. Augustine received a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share for the commitment.

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

                                                    December 31, 2000     December 31, 1999
                                                    ----------------      -----------------
Net loss as reported (000's)                             $  (8,817)            $  (9,232)
Pro forma net loss for Statement 123 (000's)               (12,622)               (9,245)
Basic loss per common share as reported                      (0.15)                (0.21)
Pro forma basic loss per common share                        (0.21)                (0.21)
Diluted loss per common share as reported                    (0.15)                (0.21)
Pro forma diluted loss per common share                      (0.21)                (0.21)

For purposes of determining the pro forma effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option-pricing model:

                                                    December 31, 2000     December 31, 1999
                                                    -----------------     ----------------
Dividend yield                                             0.0%                  0.0%
Risk-free interest rate                                    6.0%                  6.0%
Volatility factor                                          224%                  120%
Expected life in years                                     2.60                 1.95

                            Dauphin Technology, Inc.

================================================================================

10.  STOCK-BASED COMPENSATION - Continued

Information regarding these options for 2000 and 1999 is as follows:

                                                                        2000                           1999
                                                                        ----                           ----
                                                                      Weighted                       Weighted
                                                                      Average                        Average
                                                       Shares         Exercise        Shares      Exercise Price
                                                       ------         --------        ------      --------------
                                                                       Price
                                                                       -----
Options outstanding beginning of year                    50,000      $   0.6563        233.000      $   0.7748
Options exercised                                        (2,000)         0.5000              0          0.0000
Options granted                                       3,921,832          1.1644              0          0.0000
Options forfeited                                       (56,500)         0.6604       (183,000)         0.8073
                                                     ----------      ----------     ----------      ----------
Options outstanding at year end                       3,913,332      $   1.1658         50,000      $   0.6563
Weighted average fair value of options granted
   during the year                                   $   1.0316                     $        -
Options exercisable at year end                       3,913,332                         50,000
Option price range at year end                       $     0.50 to $4.3125          $   0.6563

The following table summarizes information about the options outstanding at December 31, 2000 and 1999:

                         Options Outstanding                                Options Exercisable
------------------------------------------------------------------------------------------------------
   Range of         Number of      Weighted Avg.      Weighted Avg.     Number of      Weighted Avg.
Exercise Prices       Shares     Contractual Life    Exercise Price       Shares      Exercise Price
---------------       ------     ----------------    --------------       ------      --------------
   $ 0.5000         1,092,500          2.02             $ 0.5000        1,092,500        $ 0.5000
   $ 0.7812         1,810,000          2.97             $ 0.7812        1,810,000        $ 0.7812
   $ 0.9531            25,000          2.99             $ 0.9531           25,000        $ 0.9531
   $ 1.0000           400,000          2.02             $ 1.0000          400,000        $ 1.0000
   $ 2.7500            47,500          2.80             $ 2.7500           47,500        $ 2.7500
   $ 3.5938           180,000          2.61             $ 3.5938          180,000        $ 3.5938
   $ 3.8750           333,332          2.76             $ 3.8750          333,332        $ 3.8750
   $ 4.3125            25,000          2.74             $ 4.3125           25,000        $ 4.3125
                    ---------          ----             --------        ---------        --------
Total for 2000      3,913,332          2.60             $ 1.1658        3,913,332        $ 1.1658

   $ 0.6563            50,000          1.95             $ 0.6563           50,000        $ 0.6563
                    ---------          ----             --------        ---------        --------
Total for 1999         50,000          1.95             $ 0.6563           50,000        $ 0.6563

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

                            Dauphin Technology, Inc.

================================================================================

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

13.  INCOME TAXES:

A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense follows:

                                                               2000           1999           1998
                                                               ----           ----           ----
U.S. federal statutory rate applied to pretax loss         $(2,822,666)   $(2,143,858)   $(2,084,729)
Permanent differences and adjustments                           33,112        785,739        120,802
Net operating losses not recognized                          2,789,554      1,358,119      1,963,927
                                                           -----------    -----------    -----------
                  Income tax provision                     $         -    $         -    $         -
                                                           ===========    ===========    ===========

As of December 31, 2000 and 1999, the Company had generated deferred tax assets as follows:

                                                                         December 31,
                                                                         ------------
                                                                      2000           1999
                                                                      ----           ----
Gross deferred tax assets-
    Net operating loss (NOL) carryforward                         $34,597,636    $24,680,762
    Reserves for inventory obsolescence                             2,491,216      1,945,296
    Bad debt reserve                                                   50,621        428,599
    Depreciation                                                       39,349          5,567
    Goodwill                                                          275,000              -
    Other timing differences                                           10,200         10,200
                                                                  -----------    -----------
                                                                   37,464,022     27,070,424
    Current federal statutory rate                                         34%            34%
                                                                  -----------    -----------
                  Deferred tax assets                              12,737,767      9,203,944
    Less valuation allowance                                       12,737,767      9,203,944
                                                                  -----------    -----------
                  Net deferred tax asset                          $         -    $         -
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

                            Dauphin Technology, Inc.

================================================================================

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

                                     2000            1999             1998
                                     ----            ----             ----
Revenue
     Dauphin                     $     63,913    $    273,544    $    385,739
     RMS                                    -       2,134,563       5,637,574
     ADD                              984,674               -               -
     Inter-company elimination       (188,750)       (129,049)       (655,799)
                                 ------------    ------------    ------------
                      Total           859,837       2,279,058       2,730,035
Operating (Loss)
     Dauphin                       (7,523,421)     (2,947,396)     (4,707,321)
     RMS                                    -      (4,286,231)       (499,885)
     ADD                             (195,911)              -               -
     Inter-company elimination        188,750          (4,298)        (32,778)
                                 ------------    ------------    ------------
                      Total        (7,530,582)     (7,237,925)     (5,239,984)
Assets
     Dauphin                       17,794,438       6,443,079       4,991,346
     RMS                              598,782       2,156,937       5,078,453
     ADD                            6,735,372               -               -
     Inter-company elimination    (13,967,815)     (5,227,862)     (3,350,164)
                                 ------------    ------------    ------------
                      Total        11,160,777       3,372,154       6,719,635
Capital Expenditures
     Dauphin                            2,195          18,544         748,131
     RMS                                    -           7,136         387,947
     ADD                                    -               -               -
                                 ------------    ------------    ------------
                      Total             2,195          25,680       1,136,078

                            Dauphin Technology, Inc.

================================================================================

15.  COMMITMENTS AND CONTINGENCIES:

Minimum annual rental commitments at December 31, 2000 under non-cancelable operating leases, principally for real estate, are payable as follows:

                                                      Dauphin           RMS
                                                      -------           ----
                     2001                            $ 120,438       $ 190,660
                     2002                               51,190          81,025
                                                     ---------       ---------
                                                     $ 171,628       $ 271,685
                                                     =========       =========

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

                            Dauphin Technology, Inc.

================================================================================

17.  EQUITY TRANSACTIONS - Continued

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

                            Dauphin Technology, Inc.

================================================================================

17.  EQUITY TRANSACTIONS - Continued

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

On March 30, 1999, Dauphin signed an agreement with Augustine Funds LP ("Augustine"), an accredited investoroperated by Augustine Capital Management, where Augustine agreed to commit up to $6 million. The first closing for $1 million occurred on April 15, 1999 when the parties executed agreed upon documentation and Dauphin deposited 2 million common shares in escrow. This tranche was in the form of an 8% promissory note convertible into stock beginning sixty days after closing. The conversion was at 15% discount from the closing bid price of the Company's common stock. The contract also called for the adjustment in escrowed shares in case stock value decreases, under the 5/8 bid for two consecutive days. As specified on the contract, on April 22 due to decline in market price of the stock, the Company deposited additional 400,000 shares in an escrow account to replenish the $1.5 million value in the account. As an incentive, the Investor received a warrant to purchase 100,000 common shares of stock at an exercise price of $1.00 per share. The warrant was valued at $52,200 using Black-Scholes securities valuation model, assuming among other things, a 6% risk free interest rate, 0% dividend yield, 1 and 2 year life respectively and 120% volatility. On May 24, 1999 $1 million funded under the note, together with accrued interest, was converted into 2,441,414 shares of common stock of which 2,400,000 common shares were disbursed to Augustine. The agreement with Augustine has been cancelled.

                            Dauphin Technology, Inc.

--------------------------------------------------------------------------------

17. EQUITY TRANSACTIONS - Continued

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

                            Dauphin Technology, Inc.

--------------------------------------------------------------------------------

17. EQUITY TRANSACTIONS - Continued

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

                            Dauphin Technology, Inc.

--------------------------------------------------------------------------------

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

The purchase price, plus direct costs of the acquisition, were allocated as follows:

                    Building                                    $   400,000
                    Computer equipment                              110,000
                    Other equipment                                  15,000
                    Excess of Cost over Net Assets Acquired       5,500,000
                                                                -----------

                    Total                                       $ 6,025,000
                                                                ===========

Pro Forma operating results for the years ended December 31, 2000 and 1999, as required under APB 16 (Accounting Principles Board Opinion number 16, regarding Business Combinations), are as follows:

                                                  2000               1999
                                                  ----               ----

                    Revenue                    $ 3,548,801       $ 5,513,493
                    Operating loss              (7,023,058)       (6,594,083)
                    Net loss                    (8,253,941)       (8,650,289)

                    Net loss per share
                             Basic             $     (0.14)      $     (0.19)
                             Diluted           $     (0.14)      $     (0.19)


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

                            Dauphin Technology, Inc.

--------------------------------------------------------------------------------

21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

A summary of selected quarterly information for 2000 and 1999 is as follows:

                                               2000 Quarter Ended
                                               ------------------

                               March 31,       June 30,       Sept. 30,       Dec. 31,
                               ---------       --------       ---------       --------
         Revenues              $     4,736     $    11,305    $   344,975     $   498,821
         Gross Profit (Loss)       238,886        (346,256)        27,747      (1,936,167)
         Net Loss               (2,312,421)*    (1,249,631)    (1,173,789)*    (4,081,521)

         Net Loss per share

                  Basic        $     (0.04)*   $     (0.02)   $     (0.02)*   $     (0.07)
                  Diluted      $     (0.04)    $     (0.02)   $     (0.02)    $     (0.07)

                                              1999 Quarter Ended
                                              ------------------

                               March 31,      June 30,       Sept. 30,      Dec. 31,
                               ---------      --------       ---------      --------
         Revenues              $ 1,246,061    $   781,882    $   157,680    $    93,435
         Gross Profit (Loss)      (174,176)      (350,167)    (1,947,336)       (82,864)
         Net Loss               (2,048,553)    (2,423,339)    (3,584,478)    (1,249,934)

         Net Loss per share

                  Basic        $     (0.05)   $     (0.05)   $     (0.07)   $     (0.03)
                  Diluted      $     (0.05)   $     (0.05)   $     (0.07)   $     (0.03)

         * Net loss and per share amounts have been adjusted from previously reported amounts to offset certain beneficial interest expense against additional paid in capital rather than interest expense amounting to $419,556 (0.01 per share) and $1,645,799 (0.03 per share) for the quarters ending March 31, 2000 and September 30, 2000, respectively.

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

                                                              GRANT THORNTON LLP

Chicago, Illinois
March 22, 2001 (except for note 19, as to which the date is April 3, 2001)

                                                                     SCHEDULE II

                            DAUPHIN TECHNOLOGY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                            Balance at        Charged to                        Balance at
                                            Beginning         Costs &                           End of
Description                                 Of Period         Expenses          Deductions      Period
-------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
     Allowance for doubtful accounts       $  428,599         $   74,342        $  452,320      $   50,621
     Reserve for obsolete inventory         1,945,296          1,950,000         1,404,080       2,491,216

Year ended December 31, 1999
     Allowance for doubtful accounts       $   11,238         $  417,361        $        -      $  428,599
     Reserve for obsolete inventory           152,000          1,793,296                 -       1,945,296

Year ended December 31, 1998
     Allowance for doubtful accounts       $    7,500         $    3,738        $        -      $   11,238
     Reserve for obsolete inventory         2,143,934            648,000         2,639,934         152,000

Notes:
         (a) Deductions for the allowance for doubtful accounts consists of accounts written off, net of recoveries.