Form 10-Q/A
period 2001-03-31
DAUPHIN TECHNOLOGY INC
filed 2002-04-25
CIK 832489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                            DAUPHIN TECHNOLOGY, INC.
                                Table of Contents
                                -----------------

                                                                                  Page

PART I                                FINANCIAL INFORMATION

      Item 1.        Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          March 31, 2001 and December 31, 2000                      3

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          Three Months Ended March 31, 2001 and 2000                4

                     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          Year Ended December 31, 2000 and
                          Three Months Ended March 31, 2001                         5

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three Months Ended March 31, 2001 and 2000                6


                     NOTES TO FINANCIAL STATEMENTS                                  7


      Item 2.        Management's Discussion and Analysis of Results of
                     Operations and Financial Condition                            10

PART II                                 OTHER INFORMATION                          12

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

                            Dauphin Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)

----------------------------------------------------------------------------------------------

                                                             March 31, 2001  December 31, 2000
                                                             --------------  -----------------
                                                               (RESTATED)       (RESTATED)
                                                                             -----------------

CURRENT ASSETS:
  Cash                                                        $  1,929,822      $  2,683,480
  Accounts receivable-
    Trade, net of allowance for bad debt of $50,621
      at March 31, 2001 and December 31, 2000                      344,725           321,377
    Employee receivables                                            18,248            21,590
  Inventory, net of reserve for obsolescence of $2,491,216
    at March 31, 2001 and December 31, 2000                        529,060           505,749
  Prepaid expenses                                                 121,714            20,794
                                                              ------------      ------------

                Total current assets                             2,943,569         3,552,990

INVESTMENT IN RELATED PARTY                                        290,000           290,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $1,225,685 at March 31, 2001 and
  $1,127,040 at December 31, 2000                                1,405,755         1,477,787

ESCROW DEPOSIT                                                     706,164           752,500

GOODWILL, net of accumulated amortization of $687,500
  at March 31, 2001 and $412,500 at December 31, 2000            4,812,500         5,087,500
                                                              ------------      ------------
                Total assets                                  $ 10,157,988      $ 11,160,777
                                                              ============      ============

CURRENT LIABILITIES:
  Accounts payable                                            $    225,390      $    290,474
  Accrued expenses                                                  75,088            80,433
  Current portion of long-term debt                                109,738           113,629
  Customer Deposits                                                 53,588            53,244
                                                              ------------      ------------

                Total current liabilities                          463,804           537,780

LONG-TERM DEBT                                                      84,182           102,133
                                                              ------------      ------------

                Total liabilities                                  547,986           639,913

COMMITMENTS AND CONTINGENCIES                                           --                --

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized but unissued                                             --                --
  Common stock, $0.001 par value, 100,000,000 shares
    authorized; 61,866,069 and 61,652,069 issued and
    outstanding at March 31, 2001 and at
    December 31, 2000, respectively                                 61,867            61,653
  Warrants                                                       3,270,150         3,321,810
  Paid-in capital                                               53,634,862        53,479,116
  Accumulated deficit                                          (47,356,877)      (46,341,715)
                                                              ------------      ------------
                Total shareholders' equity                       9,610,002        10,520,864
                                                              ------------      ------------
                Total liabilities and shareholders' equity    $ 10,157,988      $ 11,160,777
                                                              ============      ============

                            Dauphin Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three months ended March 31, 2001 and 2000
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                         Three Months
                                                        Ended March 31,
                                                -------------------------------
                                                    2001              2000
                                                ------------       ------------
                                                                    (RESTATED)

NET REVENUE                                     $    445,154       $      4,736

COST OF REVENUE                                      328,585           (234,150)
                                                ------------       ------------

    Gross Profit (Loss)                              116,569            238,886

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                             750,984          1,134,184

RESEARCH AND DEVELOPMENT
  EXPENSE                                            462,522             84,714
                                                ------------       ------------
    Loss from Operations                          (1,096,937)          (980,012)

INTEREST EXPENSE                                       6,885             30,026

INTEREST INCOME                                       88,660                 --
                                                ------------       ------------

    Loss before Income Taxes                      (1,015,162)        (1,010,038)

INCOME TAXES                                              --                 --
                                                ------------       ------------

    NET LOSS                                    $ (1,015,162)      $ (1,010,038)
                                                ============       ============

BASIC AND DILUTED LOSS PER SHARE                $      (0.02)      $      (0.02)
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       61,798,069         56,337,996
                                                ============       ============

                            Dauphin Technology, Inc.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  Year ended December 31, 2000 and three months
                              ended March 31, 2001
                                   (Unaudited)

                                                    Common Stock
                                                  ---------------      Paid-in
                                                  Shares    Amount     Capital
                                                  ------    ------     -------
BALANCE, December 31, 1999                      51,671,582  $51,671  $38,089,320


Issuance of common stock in connection with:

    Private placement                            4,654,613    4,656    6,877,639
    Stock purchase agreement                     2,136,616    2,137    5,854,991
    Warrant exercise                             1,999,602    1,999    1,234,715
    Consulting fees                                500,000      500      312,000
    Employee stock compensation                          -        -       70,622
    Settlement of trade payables                   480,000      480      299,520
    Stock options exercised                          2,000        2          998
    Vendor payments                                207,656      208      739,311
Net loss                                                 -        -            -
                                                ----------  -------  -----------
BALANCE, December 31, 2000, restated            61,652,069   61,653   53,479,116

Issuance of common stock in connection with:
    Warrant exercise                               210,000      210      153,750
    Stock options exercised                          4,000        4        1,996
Net loss                                                 -        -            -
                                                ----------  -------  -----------
BALANCE, March 31, 2001, restated               61,866,069  $61,867  $53,634,862
                                                ==========  =======  ===========


                                                             Treasury Stock
                                                             --------------  Accumulated
                                                 Warrants    Shares  Amount    Deficit       Total
                                                 --------    ------  ------    -------       -----
BALANCE, December 31, 1999                       $1,238,089       -  $    -  $(38,826,736)  $    52,344


Issuance of common stock in connection with:

    Private placement                               419,556       -       -             -     7,301,851
    Stock purchase agreement                      1,142,872       -       -             -     7,000,000
    Warrant exercise                               (620,641)      -       -             -       616,073
     Consulting fees                              1,103,669       -       -             -     1,416,169
     Employee stock compensation                          -       -       -             -        70,622
     Settlement of trade payables                         -       -       -             -       300,000
     Stock options exercised                              -       -       -             -         1,000
     Vendor payments                                 38,265       -       -             -       777,784
Net loss                                                  -       -       -    (7,514,979)   (7,514,979)
                                                 ----------  ------  ------   -----------   -----------
BALANCE, December 31, 2000, restated              3,321,810       -       -   (46,341,715)   10,520,864

Issuance of common stock in connection with:
    Warrant exercise                                (51,660)      -       -             -       102,300
    Stock options exercised                               -       -       -             -         2,000
Net loss                                                  -       -       -    (1,015,162)   (1,015,162)
                                                 ----------  ------  ------  ------------   -----------
BALANCE, March 31, 2001, restated                $3,270,150       -  $    -  $(47,356,877)  $ 9,610,002
                                                 ==========  ======  ======  ============   ===========

                            Dauphin Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2001 and 2000
                                   (Unaudited)

------------------------------------------------------------------------------------

                                                              2001           2000
                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES -
    Net loss                                              $(1,015,162)   $(1,010,038)
    Non-cash items included in net loss:
      Depreciation and amortization                            98,645        100,269
      Amortization of goodwill                                275,000             --
      Warrants issued in lieu of consulting fees                   --        191,333
      Common stock issued to vendors                               --        312,500
      Settlement of trade payables                                 --       (418,960)
    (Increase) decrease in accounts receivable - trade        (23,348)        12,810
    Decrease in accounts receivable from employees              3,342             --
    Increase in inventory                                     (23,311)            --
    Increase in prepaid expenses                             (100,920)       (80,315)
    Decrease in escrow deposits                                46,336             --
    Decrease in accounts payable                              (65,084)    (1,231,964)
    Decrease in accrued expenses                               (5,345)       (11,206)
    Increase in customer deposits                                 344             --
                                                          -----------    -----------

    Net cash used in operating activities                    (809,503)    (2,135,571)

CASH FLOWS FROM INVESTING ACTIVITIES -
    Purchase of equipment                                     (26,613)        (2,195)
                                                          -----------    -----------

    Net cash used in investing activities                     (26,613)        (2,195)

CASH FLOWS FROM FINANCING ACTIVITIES -
    Proceeds from issuance of shares                          104,300      6,485,805
    Proceeds from issuance of warrants                             --         60,572
    Repayment of long-term leases and other obligations       (21,842)       (25,735)
    Decrease in short-term borrowing                               --       (186,000)
                                                          -----------    -----------

    Net cash provided by financing activities                  82,458      6,334,642
                                                          -----------    -----------

    Net (decrease) increase in cash                          (753,658)     4,196,876

CASH BEGINNING OF PERIOD                                    2,683,480         31,087
                                                          -----------    -----------

CASH END OF PERIOD                                        $ 1,929,822    $ 4,227,963
                                                          ===========    ===========

CASH PAID DURING THE PERIOD FOR -
    Interest                                              $     6,885    $    30,026

NON-CASH ACTIVITY:
Common stock issued in connection with:

    Settlement of customer deposits and payables          $        --    $   300,000

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

                            Dauphin Technology, Inc.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Restatement of prior period

Selling, general and administrative expenses, interest expense, net loss and per share amounts have been adjusted from previously reported amounts to offset the difference between the quoted market price and the proceeds from stock sales under the private placement against additional paid in capital rather than interest expense amounting to $1,721,939 ($0.02 per share) for the quarter ended March 31, 2000.

3.   RISKS AND UNCERTAINTIES
     -----------------------

The Company has incurred a net operating loss in each year since its founding and as of March 31, 2001 has an accumulated deficit of $47,356,877. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to design and develop and market commercially acceptable products including its set-top box. Financial success will also depend on amending contract terms to result in net revenue in excess of costs of manufacture and selling, general and administrative costs. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

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


                                               March 31,       March 31,
                                                  2001          2000
                                              -----------     ----------
Revenue
         Dauphin                              $     4,566      $   4,736
         ADD                                      638,275              -
         Inter-company elimination               (197,687)             -
                                              -----------      ---------
                             Total            $   445,154      $   4,736
                                              ===========      =========
Operating (Loss)
         Dauphin                              $(1,037,747)     $(980,012)
         ADD                                      (59,190)             -
         Inter-company elimination                      -              -
                                              -----------      ---------
                             Total            $(1,096,937)     $(980,012)
                                              ===========      =========



                                               March 31,    December 31,
                                                  2001           2000
                                              ----------    ------------
Assets
         Dauphin                             $ 17,752,580   $ 18,393,220
         ADD                                    6,920,437      6,735,372

         Inter-company elimination            (14,515,029)   (13,967,815)
                                             ------------   ------------
                             Total           $ 10,157,988   $ 11,160,777
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

7.   RESTATEMENT
     -----------

The condensed consolidated balance sheet and the condensed consolidated statement of shareholders equity as of and for the year-ended December 31, 2000 have been restated to decrease the net loss and decrease additional paid in capital by $1,302,383 to correctly reflect sales of equity securities in the private placement in the first quarter of 2000 at a discount from the quoted market prices. (See Note 2.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED
------------------------------------------------------------------
MARCH 31, 2000
--------------

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

Selling, general and administrative expenses decreased to approximately $751,000 in 2001 from $1,134,000 in 2000. Selling, general and administrative expenses during 2000 consisted of professional fees and financial services expenses related to the private placement. In 2001, these costs were partially offset by the increase in expenses for the design engineering operations.

Research and Development expenses increased to approximately $463,000 during the first quarter ended March 31, 2001 from $85,000 for the corresponding period in 2000. Research and Development costs primarily consist of costs related to the development of the set-top box, with a small portion related to further development of the Orasis(R).

Interest expense decreased to approximately $7,000 for the first quarter of 2001 from $30,000 for the first quarter of 2000. The interest is primarily related to certain capital leases on various equipment.

Net loss

The consolidated loss after tax increased for the first quarter ended March 31, 2001 to approximately ($1,015,000) or ($0.02) per share from ($1,010,000) or
($0.02) per share in 2000. The loss for 2001 was primarily attributed to the amortization of goodwill associated with the acquisition of Advanced Digital Designs, Inc., research and development costs regarding the set-top box and general administrative expenses, whereas the loss for 2000 was primarily attributed to legal and professional fees associated with the private placement. Loss per common share is calculated based on the monthly weighted average number of common shares outstanding, which were 61,798,069 for the three-month period ended March 31, 2001, and 56,337,996 for the three-month period ended March 31, 2000.

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

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company has incurred a net operating loss in each year since its founding and as of March 31, 2001 has an accumulated deficit of approximately $47,357,000. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products including its set-top box. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES (Continued)
                   -------------------------------------------

For the three months ended March 31, 2001, the Company used $810,000 of cash in operating activities, used $26,000 in investing activities and generated $82,000 of cash from financing activities that produced a decrease in cash of $754,000 for the three months. The net loss of $1,015,000 was partially offset by the non-cash items of depreciation and amortization. Investing activities consisted of the purchase of test equipment. Financing activities consisted of the exercise of warrants, offset by the payment of long-term lease obligations. As of March 31, 2001, the Company had a current asset to current liabilities ratio of 6.3 as compared to a ratio of 6.6 at December 31, 2000. The Condensed Consolidated Statements of Cash Flows, included in this report, detail the other sources and uses of cash and cash equivalents.

In the second quarter of 2000, the Company entered into a common stock purchase agreement, escrow agreement and registration rights agreement with an institutional investor. These agreements provide a $100,000,000 equity line of credit for use by the Company at its discretion. During the third quarter of 2000, the Company received $5,000,000 from the equity line in exchange for the issuance of 1,354,617 shares of common stock. In October 2000, the Company received an additional $2,000,000 from the equity line in exchange for 781,999 shares of common stock. The Company has available up to $93,000,000 under the equity line of credit as of March 31, 2001.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.      Legal Proceedings.                                           None
             ------------------

Item 2.      Changes in the Rights of the Company's Security Holders.     None
             --------------------------------------------------------

Item 3.      Default by the Company on its Senior Securities.             None
             ------------------------------------------------

Item 4.      Submission of Matters to a Vote of Securities Holders.       None
             ------------------------------------------------------

Item 5.      Other Information.                                           None
             ------------------

Item 6(a).   Exhibits.                                                    None
             ---------

Item 6(b).   Reports on Form 8-K.                                         None
             --------------------




                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DAUPHIN TECHNOLOGY, INC.
    (Registrant)


Date: April 14, 2002                    By: /s/ Andrew J. Kandalepas
                                            -----------------------------------
                                                 Andrew J. Kandalepas
                                                 Chief Executive Officer

Date: April 14, 2002                    By: /s/ Harry L. Lukens, Jr.
                                            -----------------------------------
                                                 Harry L. Lukens, Jr.
                                                 Chief Financial Officer