Form 10-Q/A
period 2001-06-30
DAUPHIN TECHNOLOGY INC
filed 2002-04-25
CIK 832489

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---------   EXCHANGE ACT OF 1934.


                For the quarterly period ended June 30, 2001

                                       OR

---------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.

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

                            DAUPHIN TECHNOLOGY, INC.

                                Table of Contents


                                                                                                          Page
PART I                                            FINANCIAL INFORMATION

      Item 1.        Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             June 30, 2001 and December 31, 2000                                           3

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             Six Months and Three Months Ended June 30, 2001 and 2000                      4

                     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             Year Ended December 31, 2000 and
                             Six Months Ended June 30, 2001                                                5

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Six Months Ended June 30, 2001 and 2000                                       6


                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                  7

                     Management's Discussion and Analysis of Financial Condition and the Results
                     of Operations                                                                         10
      Item 2.

PART II                                             OTHER INFORMATION                                      13


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

                            Dauphin Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000
                                   (Unaudited)
================================================================================


                                                                           June 30, 2001   December 31, 2000
                                                                           -------------   -----------------
                                                                             RESTATED          RESTATED
                                                                             --------          --------
CURRENT ASSETS:
   Cash                                                                    $    756,925       $ 2,683,480
   Accounts receivable-
    Trade, net of allowance for bad debt of $50,621 at June 30,
       2001 and December 31, 2000                                               275,687           321,377
    Employee receivables                                                         18,248            21,590
   Inventory, net of reserve for obsolescence of $2,491,216 at
       June 30, 2001 and December 31, 2000                                      527,241           505,749
   Prepaid expenses                                                              84,206            20,794
                                                                           ------------       -----------
                   Total current assets                                       1,662,307         3,552,990

INVESTMENT IN RELATED PARTY                                                     290,000           290,000

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $1,324,774 at June 30, 2001 and $1,127,040
    at December 31, 2000                                                      1,341,394         1,477,787

ESCROW DEPOSIT                                                                  611,491           752,500
GOODWILL, net of accumulated amortization of
    $962,500 at June 30, 2001 and $412,500 at December 31, 2000               4,537,500         5,087,500
                                                                           ------------       -----------
                  Total assets                                             $  8,442,692       $11,160,777
                                                                           ============       ===========

CURRENT LIABILITIES:
   Accounts payable                                                        $    230,612       $   290,474
   Accrued expenses                                                              79,979            80,433
   Current portion of long-term debt                                             96,254           113,629
   Customer Deposits                                                             50,488            53,244
                                                                           ------------       -----------

                  Total current liabilities                                     457,333           537,780

LONG-TERM DEBT                                                                   72,856           102,133
                                                                           ------------       -----------
                  Total liabilities                                             530,189           639,913
COMMITMENTS AND CONTINGENCIES                                                         -                 -

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized
      but unissued                                                                    -                 -
   Common stock, $0.001 par value, 100,000,000 shares authorized;
     62,932,187 and 61,652,069 issued and outstanding at June 30,
     2001 and at December 31, 2000                                               62,933            61,653
   Warrants                                                                   3,358,700         3,321,810
   Paid-in capital                                                           54,918,337        53,479,116
   Accumulated deficit                                                      (50,427,467)       46,341,715)
                                                                           ------------       ------------

                  Total shareholders' equity                                  7,912,503        10,520,864
                                                                           ------------       -----------
                   Total liabilities and shareholders' equity               $ 8,442,692       $11,160,777
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

                            Dauphin Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Six months and three months ended June 30, 2001 and 2000
                                   (Unaudited)

---------------------------------------------------------------------------------------------------

                                                Six Months                     Three Months
                                              Ended June 30,                  Ended June 30,
                                       ----------------------------    ----------------------------
                                           2001            2000            2001            2000
                                       ------------    ------------    ------------    ------------

                                         RESTATED        RESTATED        RESTATED
                                       ------------    ------------    ------------

NET REVENUE                            $    827,241    $     16,041    $    382,087    $     11,305

COST OF REVENUE                             643,400         123,411         314,815         357,561
                                       ------------    ------------    ------------    ------------

        Gross Profit (Loss)                 183,841        (107,370)         67,272        (346,256)

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSE                3,130,610       1,861,049       2,379,626         726,865

RESEARCH AND DEVELOPMENT
    EXPENSE                               1,240,896         250,858         778,374         166,144
                                       ------------    ------------    ------------    ------------
        Loss from Operations             (4,187,665)     (2,219,277)     (3,090,728)     (1,239,265)

INTEREST EXPENSE                             11,780          54,202           4,895          24,176

INTEREST INCOME                             113,693          13,810          25,033          13,810
                                       ------------    ------------    ------------    ------------

        Loss before Income Taxes         (4,085,752)     (2,259,669)     (3,070,590)     (1,249,631)

INCOME TAXES                                     --              --              --              --
                                       ------------    ------------    ------------    ------------

        NET LOSS                       $ (4,085,752)   $ (2,259,669)   $ (3,070,590)   $ (1,249,631)
                                       ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE       $      (0.07)   $      (0.04)   $      (0.05)   $      (0.02)
                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING            62,364,461      57,005,361      62,930,854      57,734,598
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


                                                   Common Stock
                                                   ------------         Paid-in
                                                Shares      Amount      Capital     Warrants
                                                ------      ------      -------     --------
BALANCE, December 31, 1999                      51,671,582  $51,671   $38,089,320  $1,238,089

Issuance of common stock in connection with:
    Private placement                            4,654,613    4,656     6,877,639     419,556
    Stock purchase agreement                     2,136,616    2,137     5,854,991   1,142,872
    Warrant exercise                             1,999,602    1,999     1,234,715    (620,641)
    Consulting fees                                500,000      500       312,000   1,103,669
    Employee stock compensation                          -        -        70,622           -
    Settlement of trade payables                   480,000      480       299,520           -
    Stock options exercised                          2,000        2           998           -
    Vendor payments                                207,656      208       739,311      38,265
Net loss                                                 -        -             -           -
                                                ----------  -------    ----------  ----------
BALANCE, December 31, 2000, restated            61,652,069   61,653    53,479,116   3,321,810

Issuance of common stock in connection with:
    Warrant exercise                               210,000      210       153,750     (51,660)
    Stock options exercised                          8,000        8         3,992           -
    Vendor payments                                 30,000       30        40,770      88,550
    Personal Guarantee                           1,032,118    1,032     1,240,079           -
Net loss                                                 -        -             -           -
                                                ----------  -------   -----------  ----------
BALANCE, June 30, 2001, restated                62,932,187  $62,933   $54,948,337  $3,358,700
                                                ==========  =======   ===========  ==========


                                                Treasury Stock
                                                --------------  Accumulated
                                                Shares  Amount    Deficit           Total
                                                ------  ------    -------           -----
BALANCE, December 31, 1999                           -  $    -  $(38,826,736)    $   552,344

Issuance of common stock in connection with:
    Private placement                                -       -             -       7,301,851
    Stock purchase agreement                         -       -             -       7,000,000
    Warrant exercise                                 -       -             -         616,073
    Consulting fees                                  -       -             -       1,416,169
    Employee stock compensation                      -       -             -          70,622
    Settlement of trade payables                     -       -             -         300,000
    Stock options exercised                          -       -             -           1,000
    Vendor payments                                  -       -             -         777,784
Net loss                                             -       -    (7,514,979)     (7,514,979)
                                                ------  ------  ------------     -----------
BALANCE, December 31, 2000, restated                 -       -   (46,341,715)     10,520,864

Issuance of common stock in connection with:
    Warrant exercise                                 -       -             -         102,300
    Stock options exercised                          -       -             -           4,000
    Vendor payments                                  -       -             -         129,350
    Personal Guarantee                               -       -             -       1,271,741
Net loss                                             -       -    (4,085,752)     (4,085,752)
                                                ------  ------  ------------     -----------
BALANCE, June 30, 2001, restated                     -  $    -  $(50,427,467)    $ 7,912,503
                                                ======  ======  ============     ===========

         The accompanying notes are an integral part of these statements.

-

                             Dauphin Technology, Inc.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six months ended June 30, 2001 and 2000
                                    (Unaudited)

---------------------------------------------------------------------------------------------------

                                                                          2001              2000
                                                                     -------------      -----------
                                                                       RESTATED           RESTATED
                                                                     -------------      -----------
CASH F LOWS FROM OPERATING ACTIVITIES -
          Net loss                                                   $  (4,085,752)     $(2,259,669)
          Non-cash items included in net loss:
           Depreciation and amortization                                   197,734          200,584
           Amortization of goodwill                                        550,000                -
           Warrants issued in lieu of consulting fees                       88,550          544,833
           Common stock issued to vendors                                   40,800                -
           Common stock issued pursuant to personal guarantee            1,241,741                -
           Settlement of trade payables                                          -         (431,776)
           Decrease in accounts receivable - trade                          45,690           20,049
           Decrease in accounts receivable from employees                    3,342                -
          (Increase) decrease in inventory                                 (21,492)          20,354
          Increase in prepaid expenses                                     (63,412)         (63,055)
          Decrease in escrow deposits                                      141,009                -
          (Decrease) in accounts payable                                   (59,862)      (1,257,601)
          (Decrease) increase in accrued expenses                             (454)          95,023
          (Decrease) increase in customer deposits                          (2,756)               -
                                                                     -------------      -----------

          Net cash used in operating activities                         (1,924,862)      (3,131,258)

CASH F LOWS FROM INVESTING ACTIVITIES -
          Purchase of equipment                                            (61,341)          (2,195)
                                                                     -------------      -----------
          Net cash used in investing activities                            (61,341)          (2,195)

CASH F LOWS FROM FINANCING ACTIVITIES -
          Proceeds from issuance of shares                                 106,300        7,200,671
          Proceeds from issuance of warrants                                     -          230,882
          Repayment of long-term leases and other obligations              (46,652)         (28,372)
          (Decrease) increase in short-term borrowing                            -         (286,000)
                                                                     -------------      -----------
          Net cash provided by financing activities                         59,648        7,117,181
                                                                     -------------      -----------
         Net (decrease) increase in cash                                (1,926,555)       3,983,728

CASH BEGINNING OF PERIOD                                                 2,683,480           31,087
                                                                     -------------      -----------
CASH END OF PERIOD                                                   $     756,925      $ 4,014,815
                                                                     =============      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
         Interest paid                                               $      11,780      $    54,202

NON-CASH TRANSACTIONS:
         Common stock issued in connection with:

                   Settlement of customer deposits and payables      $           -      $   300,000

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

2.  SUMMARY OF MAJOR ACCOUNTING POLICIES
    ------------------------------------

Earnings (Loss) Per Common Share

Basic earnings per common share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 62,364,461 for the six-month period June 30, 2001 and 57,005,361 for the six-month period June 30, 2000. Diluted earnings per common share are adjusted for the assumed conversion exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect. Approximately 12.5 million additional shares would be outstanding if all warrants and all stock options were exercised as of June 30, 2001.

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

                            Dauphin Technology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Restatement of prior period

Selling, general and administrative expenses, interest expense, net loss and per share amounts have been adjusted from previously reported amounts to offset the difference between the quoted market price and the proceeds from stock sales under the private placement against additional paid in capital rather than interest expense amounting to $1,721,939 ($0.03 per share) for the six-months ended June 30, 2000.

3.   RISKS AND UNCERTAINTIES
     -----------------------

The Company has incurred a net operating loss in each year since its founding and as of June 30, 2001 has an accumulated deficit of $50,427,467. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to design and develop and market commercially acceptable products, including its set-top box. Financial success will also depend on amending contract terms to result in net revenue in excess of costs of manufacture and selling, general and administrative costs. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

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


                                               June 30, 2001   June 30, 2000
                                               -------------   -------------
Revenue
       Dauphin                                 $     10,435     $     16,041
       ADD                                        1,265,743                -
       Inter-company elimination                   (448,937)               -
                                               ------------     ------------
                           Total               $    827,241     $     16,041
                                               ============     ============
Operating (Loss)
         Dauphin                               $ (4,049,983)    $ (2,219,277)
         ADD                                       (137,682)               -
                                                          -                -
         Inter-company elimination                        -                -
                                               ------------     ------------
                           Total               $ (4,187,665)    $ (2,219,277)
                                               ============     ============

                                              June 30, 2001   December 31, 2000
                                              -------------   -----------------
Assets
         Dauphin                               $ 16,540,216     $ 18,393,220
         ADD                                      6,786,346        6,735,372
         Inter-company elimination              (14,883,870)     (13,967,815)
                                               ------------     ------------
                               Total           $  8,442,692     $ 11,160,777
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

The 1,550,000 shares of common stock held in escrow were returned to the Company and cancelled. However, Best S.A. executed the personal guarantee of the Chairman of the Board and CEO and retained the 1,032,118 shares. On December 20, 2001, the Board of Directors approved the issuance of 1,032,118 shares to the Chairman of the Board and CEO of the Company to replace the shares that Best S.A. retained. As a consequence, the Company amended the second and third quarter financial statements filed on Form 10-Q to reflect the expense associated with the execution and reimbursement for the personal guarantee of the Chairman's shares aggregating additional expense and additional contributed capital of $1,271,741. The shares outstanding have been retroactively restated.

7.   SUBSEQUENT EVENTS
     -----------------

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

8.   RESTATEMENT
     -----------

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

Selling, general and administrative expenses increased to approximately $2,380,000 in 2001 from $727,000 in 2000. The increase from 2000 to 2001 was due to the amortization of goodwill and other expenses of the design engineering subsidiary, issuance of common stock for reimbursement pursuant to a personal guarantee, and costs associated with the Company's 2000 Annual Report and Shareholders Meeting.

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

Net loss

The consolidated loss after tax increased for the three-month period ended June 30, 2001 to approximately ($3,071,000) or ($0.05) per share from ($1,250,000) or
($0.02) per share in 2000. The increase in net loss for 2001 was primarily attributed to the amortization of goodwill associated with the acquisition of Advanced Digital Designs, Inc., the issuance of common stock for reimbursement pursuant to a personal guarantee and the increase in research and development costs regarding the set-top box. Loss per common share is calculated based on the monthly weighted average number of common shares outstanding, which were 62,930,854 for the three-month period ended June 30, 2001, and 57,734,598 for the three-month period ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000
---------------------------------------------------------------------------

Revenue for the Company increased from approximately $16,000 in the first six months of 2000 to $827,000 in the first six months of 2001. Revenues in the first six months of 2001 were $817,000 of consulting fees from the Company's design engineering subsidiary and $10,000 from the sale of the Orasis(R) hand-held computer and accessories. Revenues in the first six months of 2000 were comprised of $16,000 from the sale of the Orasis(R) hand-held computer and accessories. Consulting fees are generated by the Company's subsidiary, Advanced Digital Designs, Inc. ("ADD") and for 2001 are for the full six months. There were no revenues from ADD in 2000 since the acquisition was as of August 18, 2000. Cost of revenues increased to $643,000 in the first six months of 2001 from $123,000 for the six months ended June 30, 2000. Included in the cost of revenue for 2000 are charges related to the settlement of trade payables. Cost of revenues for 2001 consists primarily of design services payroll and related costs from the Company's subsidiary, ADD. Gross profit margins are not comparable for the period due to the mix in revenues and the charges related to the settlement in trade payables in 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)
                        ---------------------------------

Selling, general and administrative expenses increased to approximately $3,131,000 for the six months ended June 30, 2001 as compared to $1,861,000 for 2000. Selling, general and administrative expenses during the six months ended June 30, 2000 consisted of professional fees and financial services expenses related to the private placement and common stock purchase agreement. For the six months ended June 30, 2001, these costs were partially offset by the amortization of goodwill in connection with the acquisition of Advanced Digital Designs, Inc., increases in expenses for the design engineering operations and expenses associated with the issuance of common stock for reimbursement pursuant to a personal guarantee.

Research and Development costs increased to approximately $1,241,000 for the first six months of 2001 as compared to $251,000 for the first six months of 2000. Research and Development costs primarily consist of costs related to the development of the set-top box, with a small portion related to the further development of the Orasis(R).

Interest expense decreased to approximately $12,000 for the six months ended June 30, 2001 from $54,000 for the six months ended June 30, 2000. Interest expense is primarily related to certain capital leases on various equipment.

Net loss

The consolidated loss after income tax was approximately ($4,086,000) or ($0.07) per share for the six months ended June 30, 2001. The consolidated loss after income tax for the six months ended June 30, 2000 was ($2,260,000) or ($0.04) per share. The loss for 2001 was primarily attributed to the amortization of goodwill associated with the acquisition of Advanced Digital Designs, Inc., Research and Development costs regarding the set-top box and general and administrative expenses. Loss per common share is calculated based on the monthly weighted average number of shares outstanding which were 62,364,461 for the six-month period ended June 30, 2001 and 57,005,361 for the six-month period ended June 30, 2000.

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

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company has incurred a net operating loss in each year since its founding and as of June 30, 2001 has an accumulated deficit of approximately $50,427,000. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products including its set-top box. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

For the six months ended June 30, 2001, the Company used $1,925,000 of cash in operating activities, used $61,000 in investing activities and generated $60,000 of cash from financing activities that produced a decrease in cash of $1,926,000 for the six months. The net loss of $4,086,000 was partially offset by the non-cash items of depreciation and amortization and the issuance of common stock for reimbursement pursuant to a personal guarantee. Investing activities consisted of the purchase of testing equipment. Financing activities consisted of the exercise of warrants and stock options, offset by the payment of long-term lease obligations. As of June 30, 2001,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES (Continued)
                   -------------------------------------------

the Company had a current asset to current liabilities ratio of 3.66 as compared to a ratio of 6.6 at December 31, 2000. The Condensed Consolidated Statements of Cash Flows, included in this report, detail the other sources and uses of cash and cash equivalents.

In the second quarter of 2000, the Company entered into a common stock purchase agreement, escrow agreement and registration rights agreement with an institutional investor. These agreements provide a $100,000,000 equity line of credit for use by the Company at its discretion. During the third quarter of 2000, the Company received $5,000,000 from the equity line in exchange for the issuance of 1,354,617 shares of common stock. In October, 2000, the Company received an additional $2,000,000 from the equity line in exchange for 781,999 shares of common stock. The Company has available up to $93,000,000 under the equity line of credit, which expires December 31, 2001.

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

DAUPHIN TECHNOLOGY, INC.
  (Registrant)


Date: April 14, 2002                            By: /s/ Andrew J. Kandalepas
                                                    ------------------------
                                                        Andrew J. Kandalepas
                                                        Chief Executive Officer

Date: April 14, 2002                            By: /s/ Harry L. Lukens, Jr.
                                                        --------------------
                                                        Harry L. Lukens, Jr.
                                                        Chief Financial Officer