Form 10-Q/A
period 2001-09-30
DAUPHIN TECHNOLOGY INC
filed 2002-04-25
CIK 832489

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
---------

                For the quarterly period ended September 30, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
---------
            For the transition period from ____________ to ____________.

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

                            DAUPHIN TECHNOLOGY, INC.

                                Table of Contents
                                -----------------

                                                                            Page
PART I                    FINANCIAL INFORMATION

  Item 1.     Financial Statements

              CONDENSED CONSOLIDATED BALANCE SHEETS
                September 30, 2001 and December 31, 2000                       3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                Nine Months and Three Months Ended September 30, 2001
                and 2000                                                       4

              CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                Year Ended December 31, 2000 and
                Nine Months Ended September 30, 2001                           5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months Ended September 30, 2001 and 2000                  6

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             7

  Item 2.     Management's Discussion and Analysis of Financial Condition
                and the Results of Operations                                 11

PART II                           OTHER INFORMATION                           14

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

                            Dauphin Technology, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------

                                                                           September 30, 2001    December 31, 2000
                                                                           ------------------    -----------------
                                                                              RESTATED             RESTATED
CURRENT ASSETS:
  Cash                                                                        $    307,847         $  2,683,480
  Accounts receivable-
    Trade, net of allowance for bad debt of $50,621 at
      September 30, 2001 and December 31, 2000                                     265,229              321,377
    Employee receivables                                                            18,248               21,590
  Inventory, net of reserve for obsolescence of $2,491,216 at
    September 30, 2001 and December 31, 2000                                       634,400              505,749
  Prepaid expenses                                                                  71,024               20,794
                                                                              ------------         ------------

                Total current assets                                             1,296,748            3,552,990

INVESTMENT IN RELATED PARTY                                                        290,000              290,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $1,451,225 at September 30, 2001
  and $1,127,040 at December 31, 2000                                            2,203,821            1,477,787

ESCROW DEPOSIT                                                                     462,998              752,500
INSTALLATION CONTRACTS                                                             320,000                 --
GOODWILL, net of accumulated amortization of
  $1,237,500 at September 30, 2001 and $412,500 at
  December 31, 2000
                                                                                 4,262,500            5,087,500
                                                                              ------------         ------------



                Total assets                                                  $  8,836,067         $ 11,160,777
                                                                              ============         ============

CURRENT LIABILITIES:
  Accounts payable                                                            $    521,203         $    290,474
  Accrued expenses                                                                  86,962               80,433
  Current portion of long-term debt                                                104,298              113,629
  Customer Deposits                                                                 47,741               53,244
                                                                              ------------         ------------

                Total current liabilities                                          760,204              537,780

LONG-TERM DEBT                                                                      50,611              102,133
                                                                              ------------         ------------
                Total liabilities                                                  810,815              639,913
COMMITMENTS AND CONTINGENCIES                                                         --                   --
SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized but unissued                                                           --                   --
  Common stock, $0.001 par value, 100,000,000 shares
    authorized; 64,032,213 and 61,652,069 issued and
    outstanding at September 30, 2001 and at December 31, 2000                      64,033               61,653
  Warrants                                                                       3,381,474            3,321,810
  Paid-in capital                                                               56,412,591           53,479,116
  Accumulated deficit                                                          (51,832,846)         (46,341,715)
                                                                              ------------         ------------

                Total shareholders' equity                                       8,025,252           10,520,864
                                                                              ------------         ------------
                Total liabilities and shareholders' equity                    $  8,836,067         $ 11,160,777
                                                                              ============         ============

         The accompanying notes are an integral part of these statements

                            Dauphin Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Nine months and three months ended September 30, 2001 and 2000
                                   (Unaudited)

------------------------------------------------------------------------------------------------------


                                               Nine Months                      Three Months
                                            Ended September 30,              Ended September 30,
                                         2001              2000             2001              2000
                                     ------------     -------------      -----------       -----------
                                     RESTATED         RESTATED
NET REVENUE                          $  1,248,785      $    361,016      $   421,544       $   344,975
COST OF REVENUE                         1,014,207           440,639          370,807           317,228
                                     ------------      ------------      -----------       -----------
     Gross Profit (Loss)                  234,578          (79,623)           50,737            27,747
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                4,157,042         2,870,164        1,026,432         1,009,115
RESEARCH AND DEVELOPMENT
  EXPENSE                               1,760,140           473,113          519,244           222,255
                                     ------------      ------------      -----------       -----------
     Loss from Operations              (5,682,604)       (3,422,900)      (1,494,939)       (1,203,623)
INTEREST EXPENSE                           16,744            63,583            4,964             9,381
INTEREST INCOME                           208,217            53,025           94,524            39,215
                                     ------------      ------------      -----------       -----------
     Loss before Income Taxes          (5,491,131)       (3,433,458)      (1,405,379)       (1,173,789)
INCOME TAXES                                    -                 -                -                 -
                                     ------------      ------------      -----------       -----------
     NET LOSS                        $ (5,491,131)     $ (3,433,458)     $(1,405,379)      $(1,173,789)
                                     ============      ============      ===========       ===========
BASIC AND DILUTED LOSS PER SHARE     $      (0.09)     $      (0.06)     $     (0.02)      $     (0.02)
                                     ============      ============      ===========       ===========
Weighted Average number of
  Common Shares outstanding          $ 62,849,497        57,725,768       63,819,568        59,166,582
                                     ============      ============      ===========       ===========




        The accompanying notes are an integral part of these statements.

                            Dauphin Technology, Inc.

                       CONDENSED CONSOLIDATED STATEMENT OF
                  SHAREHOLDERS' EQUITY Year ended December 31,
                  2000 and nine months ended September 30, 2001
                                   (Unaudited)

                                      Common Stock                                  Treasury Stock
                                  --------------------     Paid-in                  ---------------   Accumulated
                                    Shares      Amount     Capital      Warrants    Shares   Amount     Deficit           Total
                                  ----------   -------   -----------   ----------   ------   ------   ------------    ------------

BALANCE, December 31, 1999        51,671,582   $51,671   $38,089,320   $1,238,089       --   $   --   $(38,826,736)   $    552,344

Issuance of common stock
 in connection with:
  Private placement                4,654,613     4,656     6,877,639      419,556       --       --             --       7,301,851
  Stock purchase agreement         2,136,616     2,137     5,854,991    1,142,872       --       --             --       7,000,000
  Warrant exercise                 1,999,602     1,999     1,234,715     (620,641)      --       --             --         616,073
  Consulting fees                    500,000       500       312,000    1,103,669       --       --             --       1,416,169
  Employee stock compensation             --        --        70,622           --       --       --             --          70,622
  Settlement of trade payables       480,000       480       299,520           --       --       --             --         300,000
  Stock options exercised              2,000         2           998           --       --       --             --           1,000
  Vendor payments                    207,656       208       739,311       38,265       --       --             --         777,784
Net loss                                  --        --            --           --       --       --     (7,514,979)     (7,514,979)
                                  ----------   -------   -----------   ----------   ------   ------   ------------    ------------

BALANCE, December 31, 2000,
 restated                         61,652,069    61,653    53,479,116    3,321,810       --       --    (46,341,715)     10,520,864

Issuance of common stock
 in connection with:

  Warrant exercise                   285,000       285       242,025      (65,010)      --       --             --         177,300
  Stock options exercised              8,000         8         3,992         --         --       --             --           4,000
  Vendor payments                     30,000        30        40,770      105,573       --       --             --         146,373
  Stock purchase agreement           258,968       259       280,640       19,101       --       --             --         300,000
  Acquisition of business            766,058       766     1,125,339           --       --       --             --       1,126,105
  Personal Guarantee               1,032,118     1,032     1,240,709           --       --       --             --       1,241,741
Net loss                                  --        --            --           --       --       --     (5,491,131)     (5,491,131)
                                  ----------   -------   -----------   ----------   ------   ------   ------------    ------------
BALANCE, September 30, 2001,
 restated                         64,032,213   $64,033   $56,412,591   $3,381,474       --   $   --   $(51,832,846)   $  8,025,252
                                  ==========   =======   ===========   ==========   ======   ======   ============    ============

        The accompanying notes are an integral part of these statements.

                            Dauphin Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2001 and 2000
                                   (Unaudited)

 -------------------------------------------------------------------------------------

                                                              2001            2000
                                                          ------------    ------------
                                                            RESTATED        RESTATED
                                                          ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES -
    Net loss                                              $ (5,491,131)   $ (3,433,458)
    Non-cash items included in net loss:
      Depreciation and amortization                            324,185         304,848
      Amortization of goodwill                                 825,000         137,500
      Warrants issued in lieu of consulting fees               105,573         556,542
      Common stock issued to vendors                            40,800              --
      Common stock issued pursuant to personal guarantee     1,241,741              --
      Employee stock compensation                                   --          70,622
      Settlement of trade payables                                  --        (431,776)
    Changes in:
      Accounts receivable - trade                               70,817        (337,657)
      Accounts receivable from employees                         3,342            (560)
      Inventory                                                (15,597)       (286,063)
      Prepaid expenses                                         (25,904)          4,628
      Escrow deposits                                          289,502              --
      Accounts payable                                          90,615      (1,144,124)
      Accrued expenses                                           6,529          47,024
      Customer deposits                                         (5,503)         49,644
                                                          ------------    ------------

    Net cash used in operating activities                   (2,540,031)     (4,462,830)

CASH FLOWS FROM INVESTING ACTIVITIES -
    Acquisition of business                                         --      (6,025,000)
    Purchase of equipment                                     (256,049)         (2,195)
                                                          ------------    ------------

    Net cash used in investing activities                     (256,049)     (6,027,195)

CASH FLOWS FROM FINANCING ACTIVITIES -
    Proceeds from issuance of shares                           300,000      12,200,671
    Proceeds from exercise of warrants and options             181,300         858,307
    Repayment of long-term leases and other obligations        (60,853)        (53,127)
    (Decrease) increase in short-term borrowing                     --        (286,000)
                                                          ------------    ------------

    Net cash provided by financing activities                  420,447      12,719,851
                                                          ------------    ------------

    Net (decrease) increase in cash                         (2,375,633)      2,229,826

CASH BEGINNING OF PERIOD                                     2,683,480          31,087
                                                          ------------    ------------

CASH END OF PERIOD                                        $    307,847    $  2,260,913
                                                          ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                         $     11,780    $     54,202
NON-CASH TRANSACTIONS:
    Common stock issued in connection with:

        Acquisition of business                           $  1,126,105    $         --
        Settlement of customer deposits and payables                --         300,000

        The accompanying notes are an integral part of these statements.

                            Dauphin Technology, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
------------------------------------------------------

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

2.   SUMMARY OF MAJOR ACCOUNTING POLICIES
-----------------------------------------

Earnings (Loss) Per Common Share

Basic earnings per common share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 62,849,497 for the nine-month period September 30, 2001 and 57,725,768 for the nine-month period September 30, 2000. Diluted earnings per common share are adjusted for the assumed conversion exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect. Approximately 12.5 million additional shares would be outstanding if all warrants and all stock options were exercised as of September 30, 2001.

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

2.   SUMMARY OF MAJOR ACCOUNTING POLICIES - Continued
     ------------------------------------------------

Use of Estimates - continued

assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Restatement of prior period

Selling, general and administrative expenses, interest expense, net loss and per share amounts have been adjusted from previously reported amounts to offset the difference between the quoted market price and the proceeds from stock sales under the private placement against additional paid in capital rather than interest expense amounting to $2,065,355 ($0.04 per share) for the nine-months ended September 30, 2000.

3.   RISKS AND UNCERTAINTIES
     -----------------------

The Company has incurred a net operating loss in each year since its founding and as of September 30, 2001 has an accumulated deficit of $51,832,846. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to design and develop and market commercially acceptable products, including its set-top box. Financial success will also depend on amending contract terms to result in net revenue in excess of costs of manufacture and selling, general and administrative costs. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

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

                                                                September 30, 2001        September 30, 2000
                                                                ------------------        ------------------
Revenue
     Dauphin                                                           $    79,074               $    33,952
     ADD                                                                 1,981,399                   327,064
     Inter-company elimination                                            (811,688)                        -
                                                                       -----------               -----------
                         Total                                         $ 1,248,785               $   361,016
                                                                       ===========               ===========
Operating (Loss)
     Dauphin                                                           $(5,531,043)              $(3,449,945)
     ADD                                                                  (151,561)                   27,045
     Inter-company elimination                                                   -                         -
                                                                       -----------               -----------
                         Total                                         $(5,682,604)              $(3,422,900)
                                                                       ===========               ===========


                                                                September 30, 2001         December 31, 2000
                                                                ------------------         -----------------
Assets
     Dauphin                                                          $ 18,836,002              $ 18,393,220
     ADD                                                                 6,777,942                 6,735,372
     Inter-company elimination                                         (16,777,877)              (13,967,815)
                                                                      ------------              ------------
                         Total                                        $  8,836,067              $ 11,160,777
                                                                      ============              ============

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

6.   SECURITIES PURCHASE AGREEMENT
     -----------------------------

On September 28, 2001 the Company entered into a Securities Purchase Agreement in the amount of $10 million with Crescent International Ltd., an investment company managed by GreenLight (Switzerland) SA. The initial funding on October 2, 2001 consisted of a $2.5 million Convertible Note with the option to issue further Convertible Notes (see Note 9). In addition, the Company is required to issue warrants exercisable to purchase 700,000 shares of common stock at a price of $1.3064 per share for a five-year term. The Securities Purchase Agreement further permits Crescent to purchase up to $7.5 million in common stock of the Company over a 24-month period provided the Company achieves certain results prior to February 1, 2002. If the Company fails to achieve these certain results by February 1, 2002, then the amounts Crescent could purchase are affected by certain financial criteria. Additionally, the Company has agreed not to exercise any drawdowns against its existing common stock purchase agreement with Techrich International Ltd.

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

Effective July 1, 2001, the Company completed the acquisition of substantially all of the assets of Suncoast Automation, Inc., a wholly owned subsidiary of ProtoSource Corporation, pursuant to an Asset Purchase

                            Dauphin Technology, Inc.

                                   (Unaudited)

7.   EQUITY TRANSACTIONS - Continued
------------------------------------

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

8.   ACQUISITION\
----------------

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

9.   SUBSEQUENT EVENTS
----------------------

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

                            Dauphin Technology, Inc.

                                   (Unaudited)

10.  RECENT ACCOUNTING PRONOUNCEMENTS
-------------------------------------

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

Goodwill is currently being amortized at approximately $1.1 million annually and is projected to have a net carrying value of approximately $2.887 million at the date of adoption of this standard. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effect that adoption of this standard will have on its financial statements.

11.  RESTATEMENT
----------------

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS
----------------------------------------------------------------
ENDED SEPTEMBER 30, 2000
------------------------

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

Selling, general and administrative expenses increased to approximately $1,026,000 in 2001 from $1,009,000 in 2000. The increase in selling, general and administrative expenses for the three months from 2000 to 2001 is attributable to costs associated with the establishment and operations of the Greek branch office, the expenses of the Suncoast subsidiary for the three months since its acquisition and the expenses of the design engineering subsidiary for the full three months, whereas in 2000, expenses for the design services subsidiary are only included from August 28, 2000 (the date of acquisition) through September 30, 2000. Additionally, expenses in the third quarter of 2000 included expenses in finalizing the common stock purchase agreement and fees associated with exercising the drawdown under the equity line agreement.

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

Net loss

The consolidated loss after tax increased for the three-month period ended September 30, 2001 to approximately ($1,405,000) or ($0.02) per share as compared to ($1,174,000) or ($0.02) per share in 2000. The increase in net loss for 2001 was primarily attributed to the increase in research and development costs for the set-top box. Loss per common share is calculated based on the monthly weighted average number of common shares outstanding, which were 63,819,568 for the three-month period ended September 30, 2001, and 59,166,582 for the three-month period ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED
--------------------------------------------------------------------
SEPTEMBER 30, 2000
------------------

Revenue for the Company increased from approximately $361,000 in the first nine months of 2000 to $1,249,000 in the first nine months of 2001. Revenues in the first nine months of 2001 consisted of $1,170,000 of consulting fees from the Company's design engineering subsidiary and $79,000 from the sale of the Orasis(R) hand-held computer and accessories. Revenues in the first nine months of 2000 were comprised of $327,000 of consulting fees and $34,000 from the sale of the Orasis(R) hand-held computer and accessories. Consulting fees are generated by the Company's subsidiary, Advanced Digital Designs, Inc. ("ADD") and for 2001 are for the full nine months, whereas consulting fees for 2000 are only included for one and one-half months, since the date of acquisition of August 18, 2000. Cost of revenues increased to $1,014,000 in the first nine months of 2001 from $441,000 for the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)
                        ---------------------------------

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

Selling, general and administrative expenses increased to approximately $4,157,000 for the nine months ended September 30, 2001 as compared to $2,870,000 for 2000. Selling, general and administrative expenses during the nine months ended September 30, 2000 consisted of professional fees and financial services expenses related to the private placement, common stock purchase agreement and the costs associated with exercising the drawdown. For the nine months ended September 30, 2001, these costs were partially offset by the amortization of goodwill in connection with the acquisition of Advanced Digital Designs, Inc. for the full nine-month period, increases in expenses for the design engineering operations, expenses associated with the issuance of common stock for reimbursement pursuant to a personal guarantee, expenses associated with the establishment and operations of the Greek branch office and expenses pertaining to the Suncoast Automation subsidiary.

Research and development costs increased to approximately $1,760,000 for the first nine months of 2001 as compared to $473,000 for the first nine months of 2000. Research and development costs primarily consist of costs related to the development of the set-top box, with a small portion related to the further development of the Orasis(R).

Interest expense decreased to approximately $17,000 for the nine months ended September 30, 2001 from $64,000 for the nine months ended September 30, 2000. Interest expense is primarily related to certain capital leases on various equipment.

Net loss

The consolidated loss after income tax was approximately ($5,491,000) or ($0.09) per share for the nine months ended September 30, 2001. The consolidated loss after income tax for the nine months ended September 30, 2000 was ($3,433,000) or ($0.06) per share. The loss for 2001 was primarily attributed to the amortization of goodwill associated with the acquisition of Advanced Digital Designs, Inc., research and development costs regarding the set-top box and selling, general and administrative expenses. Loss per common share is calculated based on the monthly weighted average number of shares outstanding which were 62,849,497 for the nine-month period ended September 30, 2001 and 57,725,768 for the nine-month period ended September 30, 2000.

Balance Sheet
-------------

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

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company has incurred a net operating loss in each year since its founding and as of September 30, 2001 has an accumulated deficit of approximately $51,833,000. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products including its set-top box. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES (Continued)
                   -------------------------------------------

For the nine months ended September 30, 2001 the Company used $2,540,000 of cash in operating activities, used $256,000 in investing activities and generated $420,000 of cash from financing activities that produced a decrease in cash of $2,376,000 for the nine months. The net loss of $5,491,000 was partially offset by the non-cash items of depreciation and amortization and the issuance of common stock pursuant to a personal guarantee. Investing activities consisted of the purchase of equipment, which is primarily leasehold improvements in the establishment of the Company's sales and marketing branch office in Greece. Financing activities consisted primarily of the drawdown against the equity line and the exercise of warrants and stock options. As of September 30, 2001 the Company had a current asset to current liabilities ratio of 1.7 as compared to a ratio of 6.6 at December 31, 2000. The Condensed Consolidated Statements of Cash Flows, included in this report, detail the other sources and uses of cash and cash equivalents.

In the second quarter of 2000, the Company entered into a common stock purchase agreement, escrow agreement and registration rights agreement with Techrich International Ltd. These agreements provide a $100,000,000 equity line of credit for use by the Company at its discretion. During the third and fourth quarters of 2000, the Company received $7,000,000 from the equity line in exchange for the issuance of 2,136,616 of common stock. In the third quarter of 2001, the Company received an additional $300,000 from the equity line in exchange for 258,968 shares of common stock.

On September 28, 2001 the Company entered into a $10 million Securities Purchase Agreement with Crescent International Ltd., an institutional investor. Under the Securities Purchase Agreement, the Company issued a Convertible Note on October 2, 2001 for $2.5 million. Although the Company had the option to issue further convertible notes to Crescent subject to certain conditions precedent, such option expired on February 1, 2002 and no additional notes were issued. In addition, the Company issued warrants exercisable to purchase 700,000 shares of common stock at a price of $1.3064 per share for a five-year term. The Securities Purchase Agreement further permits the Company to sell to Crescent up to $7.5 million in common stock of the Company over a 24-month period. Additionally, the Company agreed not to exercise any drawdowns against its existing common stock purchase agreement with Techrich International Ltd., which expired on January 28, 2002.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES (Continued)
                   -------------------------------------------

The Company expects to rely on the above financing arrangements in order to continue its development of products and to continue its ongoing operations in the short-term. The long-term cash needs of the Company will be dependent on the successful development of the Company's products and their success in the market place. At the current rate, the Company is not able to internally generate sufficient funds and will be required to rely on outside sources for continued funding, until such time as the Company's operations generate a profit and cash is generated from operations. The Company has historically issued and may continue, if the circumstances warrant, to issue common stock to vendors and suppliers in lieu of cash for products and services provided to the Company.

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

..

                           PART II - OTHER INFORMATION

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

DAUPHIN TECHNOLOGY, INC.
  (Registrant)


Date: April 14, 2002                       By: /s/ Andrew J. Kandalepas
                                               ---------------------------------
                                                   Andrew J. Kandalepas
                                                   Chief Executive Officer

Date: April 14, 2002                       By: /s/ Harry L. Lukens, Jr.
                                               ---------------------------------
                                                   Harry L. Lukens, Jr.
                                                   Chief Financial Officer