Form 10-Q
period 2002-03-31
DAUPHIN TECHNOLOGY INC
filed 2002-05-15
CIK 832489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----------  EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2002

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

Yes  X   No
   -----    -----

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 2002, 65,050,646 shares of the registrant's common stock, $.001 par value, was issued and outstanding.

                            DAUPHIN TECHNOLOGY, INC.
                                Table of Contents
                                -----------------
                                                                            Page

PART I                       FINANCIAL INFORMATION

  Item 1.      Financial Statements

               CONDENSED CONSOLIDATED BALANCE SHEETS
                  March 31, 2002 and December 31, 2001                        3

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended March 31, 2002 and 2001                  4

               CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  Year Ended December 31, 2001 and
                  Three Months Ended March 31, 2002                           5

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 2002 and 2001                  6

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           7


  Item 2.      Management's Discussion and Analysis of Results of
               Operations and Financial Condition                            11

PART II                       OTHER INFORMATION                              14


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

                            Dauphin Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                   March 31, 2002       December 31, 2001
                                                                   --------------       -----------------
CURRENT ASSETS:
   Cash                                                             $    236,383           $    725,364
   Accounts receivable-
    Trade, net of allowance for bad debt of
      $50,621 at March 31, 2002 and December 31, 2001                     36,650                 67,201
    Employee receivables                                                   3,248                  3,248
   Inventory, net of reserve for obsolescence of
     $2,981,623 at March 31, 2002 and December 31, 2001                  303,151                518,452
   Prepaid expenses                                                       56,759                 37,883
                                                                    ------------           ------------
         Total current assets                                            636,191              1,352,148

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $565,494 at March 31, 2002 and $475,899 at December 31, 2001

                                                                       2,050,147              1,824,935
ESCROW DEPOSIT

                                                                          76,220                368,181
ASSETS NOT USED IN BUSINESS                                               75,017                 75,017
INSTALLATION CONTRACTS, net of accumulated
  amortization of $34,286 and $22,857 at March 31,
  2002 and December 31, 2001, respectively                               285,714                297,143
                                                                    ------------           ------------
         Total assets                                               $  3,123,289           $  3,917,424
                                                                    ============           ============
CURRENT LIABILITIES:
   Accounts payable                                                 $    588,421           $    477,716
   Accrued expenses                                                       71,121                103,792
   Short-term borrowings                                                 100,000                      -
   Current portion of long-term debt                                      81,055                 82,507
   Customer Deposits                                                       7,741                  7,741
                                                                    ------------           ------------

         Total current liabilities                                       848,338                671,756

LONG-TERM DEBT                                                            37,630                 43,580
CONVERTIBLE DEBENTURES                                                 1,383,666              1,153,197
MORTGAGE NOTE PAYABLE                                                    250,000                      -
                                                                    ------------           ------------
         Total liabilities                                             2,519,634              1,868,533

COMMITMENTS AND CONTINGENCIES                                                  -                      -

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value,
    10,000,000 shares authorized but unissued                                  -                      -
  Common stock, $0.001 par value, 100,000,000
    shares authorized; 65,050,646 and 64,059,813
    issued and outstanding at March 31, 2002
    and at December 31, 2001, respectively                                65,051                 64,061
   Warrants                                                            3,989,394              4,227,499
   Paid-in capital                                                    58,075,353             57,351,406
   Accumulated deficit                                               (61,526,143)           (59,594,075)
                                                                    ------------           ------------
         Total shareholders' equity                                      603,655              2,048,891
                                                                    ------------           ------------
           Total liabilities and shareholders' equity               $  3,123,289           $  3,917,424
                                                                    ============           ============

                                       3

                            Dauphin Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                       ------------------------------
                                                           2002             2001
                                                       ------------     -------------
NET SALES                                              $     93,094     $       4,566
DESIGN SERVICE REVENUE                                       59,375           440,588
                                                       ------------     -------------
               TOTAL REVENUE                                152,469           445,154

COST OF SALES                                                55,916             2,222
COST OF SERVICES                                            448,493           326,363
                                                       ------------     -------------
         Gross  (loss) profit                             (351,940)           116,569

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                1,110,915           475,984
RESEARCH AND DEVELOPMENT EXPENSE                            240,533           462,522
AMORTIZATION OF GOODWILL                                          -           275,000
                                                       ------------     -------------
         Loss from operations                            (1,703,388)       (1,096,937)
INTEREST EXPENSE                                            233,015             6,885
INTEREST INCOME                                               4,335            88,660
                                                       ------------     -------------
         Loss before income taxes                        (1,932,068)       (1,015,162)
INCOME TAXES                                                      -                 -
                                                       ------------     -------------
         NET LOSS                                       $(1,932,068)    $  (1,015,162)
                                                        ===========      ============


   BASIC AND DILUTED LOSS PER SHARE                     $     (0.03)    $       (0.02)
                                                        ===========      ============
Weighted average number of shares of common stock
  outstanding                                            64,510,424        61,798,069

                            Dauphin Technology, Inc.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
       Year ended December 31, 2001 and three months ended March 31, 2002
                                   (Unaudited)

                                                Common Stock                              Treasury Stock
                                            -------------------    Paid-in                --------------  Accumulated
                                              Shares    Amount     Capital     Warrants   Shares  Amount    Deficit        Total
                                            ----------  -------  -----------  ----------  ------  ------  ------------  -----------
BALANCE, December 31, 2000                  61,652,069  $61,653  $53,479,116  $3,321,810       -  $    -  $(46,341,715) $10,520,864


Issuance of common stock in connection with:
    Stock purchase agreement                   258,968      259      280,640      19,101       -       -             -      300,000
    Beneficial conversion feature and
      warrants                                       -        -      914,279     684,600       -       -             -    1,598,879
    Stock Options exercised                     35,600       36       28,528           -       -       -             -       28,564
    Warrants exercised                         285,000      285      242,025     (71,236)      -       -             -      171,074
    Acquisition of business                    766,058      766    1,125,339           -       -       -             -    1,126,105
    Personal guarantee                       1,032,118    1,032    1,240,709           -       -       -             -    1,241,741
    Vendor payments                             30,000       30       40,770     273,224       -       -             -      314,024
Net loss                                             -        -            -           -       -       -   (13,252,360) (13,252,360)
                                            ----------  -------  -----------  ----------  ------  ------  ------------  -----------
BALANCE, December 31, 2001                  64,059,813   64,061   57,351,406   4,227,499       -       -   (59,594,075)   2,048,891

Issuance of common stock in connection with:
    Stock Options exercised                     57,500       57       49,557           -       -       -             -       49,614
    Warrants exercised                         933,333      933      674,390    (265,323)      -       -             -      410,000
    Consulting fees                                  -        -            -      27,218       -       -             -       27,218
Net loss                                             -        -            -           -       -       -    (1,932,068)  (1,932,068)
                                            ----------  -------  -----------  ----------  ------  ------  ------------  -----------
BALANCE, March 31, 2002                     65,050,646  $65,051  $58,075,353  $3,989,394       -  $    -  $(61,526,143) $   603,655
                                            ==========  =======  ===========  ==========  ======  ======  ============  ===========

                                       5

                            Dauphin Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                    2002              2001
                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES -
         Net loss                                               $ (1,932,068)     $ (1,015,162)
         Non-cash items included in net loss:
           Depreciation and amortization                             101,024            98,645
           Amortization of goodwill                                        -           275,000
           Interest expense on convertible note                      230,469                 -
           Warrants issued in lieu of consulting fees                 27,218                 -
         Decrease (increase) in accounts receivable - trade           30,551           (23,348)
         Decrease in accounts receivable from employees                    -             3,342
         Increase in inventory                                             -           (23,311)
         Increase in prepaid expenses                                (18,876)         (100,920)
         Decrease in escrow deposits                                 291,961            46,336
         Increase (decrease) in accounts payable                     110,705           (65,084)
         Decrease in accrued expenses                                (32,671)           (5,345)
         Increase in customer deposits                                     -               344
                                                                ------------      ------------

         Net cash used in operating activities                    (1,191,687)         (809,503)

CASH FLOWS FROM INVESTING ACTIVITIES -
         Purchase of equipment                                       (99,506)          (26,613)
                                                                ------------      ------------

         Net cash used in investing activities                       (99,506)          (26,613)

CASH FLOWS FROM FINANCING ACTIVITIES -
         Proceeds from issuance of shares                             49,614           104,300
         Proceeds from issuance of warrants                          410,000                 -
         Repayment of long-term leases and other obligations          (7,402)          (21,842)
         Increase in mortgage note payables                          250,000                 -
         Increase in short-term borrowing                            100,000                 -
                                                                ------------      ------------

         Net cash provided by financing activities                   802,212            82,458
                                                                ------------      ------------

         Net (decrease) increase in cash                            (488,981)         (753,658)

CASH BEGINNING OF PERIOD                                             725,364         2,683,480
                                                                ------------      ------------

CASH END OF PERIOD                                              $    236,383      $  1,929,822
                                                                ============      ============

CASH PAID DURING THE PERIOD FOR -
         Interest                                               $      2,546      $      6,885

                            Dauphin Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Dauphin Technology, Inc. ("Dauphin" or the "Company") and its Subsidiaries design and market mobile hand-held, pen-based computers, broadband set-top boxes; provide interactive cable systems to the extended stay hospitality industry; and perform design services, specializing in hardware and software development, out of its three locations in northern Illinois, one in central Florida and its branch office in Piraeus, Greece. The Company, an Illinois corporation, was formed on June 6, 1988 and became a public entity in 1991.

Basis of Presentation

The consolidated financial statements include the accounts of Dauphin and its wholly owned subsidiaries, R.M. Schultz & Associates, Inc. ("RMS"), Advanced Digital Designs, Inc ("ADD") and Suncoast Automation, Inc. ("Suncoast"). All significant intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF MAJOR ACCOUNTING POLICIES

Earnings (Loss) Per Common Share

Basic earnings per common share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 64,510,424 for the three-month period March 31, 2002 and 61,798,069 for the three-month period March 31, 2001. Diluted loss per common share is adjusted for the assumed conversion exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect. Approximately 12.5 million additional shares would be outstanding if all warrants and all stock options were exercised as of March 31, 2002.

Unaudited Financial Statements

The accompanying statements are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of results have been included. The interim financial statements contained herein do not include all of the footnotes and other information required by accounting principles generally accepted in the United States of America for complete financial statements as provided at year-end. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 2001.

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

                            Dauphin Technology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3. RISKS AND UNCERTAINTIES

The Company has incurred a net operating loss in each year since its founding and as of March 31, 2002 has an accumulated deficit of $61,526,143. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to design and develop and market commercially acceptable products including its set-top box. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

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

                            Dauphin Technology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

                                          March 31, 2002            March 31, 2001
                                          --------------            --------------
Revenue
         Dauphin                           $     15,132             $      4,566
         ADD                                    268,750                  638,275
         Suncoast                                77,962                        -
         Inter-company elimination             (209,375)                (197,687)
                                           ------------             -----------
                               Total       $    152,469             $    445,154
                                           ============             ============

Operating (Loss)
         Dauphin                           $ (1,117,988)            $ (1,037,747)
         ADD                                   (288,667)                 (59,190)
         Suncoast                              (296,733)                       -
         Inter-company elimination                    -                        -
                                           ------------             ------------
                               Total       $ (1,703,388)            $ (1,096,937)
                                           ============             ============

                                          March 31, 2002         December 31, 2001
                                          --------------         -----------------
Assets
         Dauphin                           $ 18,039,736             $ 17,461,145
         ADD                                  2,678,197                2,699,250
         Suncoast                             1,747,311                1,702,791
         Inter-company elimination          (19,341,955)             (17,945,762)
                                           ------------             ------------
                               Total       $  3,123,289             $  3,917,424
                                           ============             ============

5. COMMITMENTS AND CONTINGENCIES
   -----------------------------

The Company is an operating entity and in the normal course of business, from time to time, may be involved in litigation. In management's opinion, any current or pending litigation is not material to the overall financial position of the Company.

6. CONVERTIBLE DEBT AND WARRANTS
   -----------------------------

In connection with a Securities Purchase Agreement entered into with Crescent International Ltd., an institutional investor, on September 28, 2001, a Convertible Note was funded on October 2, 2001 and is due September 28, 2004. The Company shall not be required to pay interest on the Convertible Note unless the Company fails to deliver shares upon conversion. In such event, the Note will bear an interest rate of 8.0% per annum, payable in quarterly installments. The Company has recorded a beneficial conversion feature on the Convertible Note and Warrants based on the fair value of the common stock of $0.99 per share as of the date of commitment. The Warrants with an exercise price of $1.3064 per share, are valued using the Black-Scholes valuation method, and are recorded at $684,600. The beneficial conversion feature is calculated to be $914,279 and has been recorded as Additional Paid in Capital and a discount to the Convertible Note. The beneficial conversion feature is being amortized over three years, the life of the Note. For the three month period ended March 31, 2002, the Company recognized $230,469 as interest expense on the amortization of the beneficial conversion feature. At conversion, the Company may record an additional beneficial conversion based on the market price of the stock at the conversion date.

                            Dauphin Technology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

7.   MORTGAGE NOTE PAYABLE
     ---------------------

On March 28, 2002, the Company entered into a one-year mortgage note payable with a current shareholder, Clifford F. Klose and Marjorie J. Klose Trust. The interest rate is Prime plus 7.25%. The current interest rate is 12% per annum. Interest is payable on a monthly basis. The Company's building in Schaumburg, Illinois serves as collateral for the mortgage.

8.   EQUITY TRANSACTIONS
     -------------------

2002 Events

During the first quarter of 2002, the Company received proceeds in the amount of $410,000 for the exercise of 933,333 warrants. Additionally, employees exercised 57,500 stock options at prices ranging from $0.50 to $0.89 per share.

In March 2002, the Company re-priced approximately 1,023,000 warrants it had previously issued to outside consultants. The warrants were originally issued with an exercise price ranging from $2.00 to $5.00, and were re-priced with an exercise price of $0.60 per share. The re-pricing created a charge to earnings of approximately $27,218, which was calculated using the Black-Scholes pricing model assuming 0% dividend yield, risk free interest rate of 5%, volatility factor of 443% and an expected remaining life of 10 months.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
----------------------------------------------------------------------------
2001
----

Revenues for the three months ended March 31, 2002 and 2001 were approximately $152,000 and $445,000, respectively. Net sales increased from $5,000 in 2001 to approximately $93,000 in 2002. Sales generated by the Company's interactive cable system subsidiary, Suncoast, accounted for approximately $78,000 of these revenues with the balance being parts and accessories for the Orasis(R) and OraLynx(TM). Design service revenues in the first quarter of 2002 were approximately $59,000 as compared to revenues of $441,000 in the first quarter of 2001. This reduction in design service revenue is a continuation of the decline in engineering projects available in the marketplace which the Company began experiencing in the fourth quarter of 2001. Cost of sales represents costs associated with the Suncoast operations for 2002, whereas cost of sales in 2001 related to the costs of parts and accessories. Cost of services increased form $326,000 in 2001 to $448,000 in 2002. The increase is a result of the termination and severance benefits paid to the engineering staff which was reduced during the first quarter of 2002. Because of these additional expenses, gross profit margins were negatively affected and generated a gross loss of $352,000 for the first quarter of 2002.

Selling, general and administrative expenses increased to approximately $1,111,000 in 2002 from $476,000 in 2001. The increase of approximately $635,000 is primarily due to the selling, general and administrative expenses of Suncoast and the Company's branch office in Piraeus, Greece which are included in the first quarter of 2002 and not in 2001. These amounted to approximately $319,00 and $238,000, respectively. We acquired the net assets of Suncoast in July 2001 and opened the branch office in August 2001. In addition, approximately $130,000 of additional administrative costs were incurred at the Company's McHenry, Illinois location related to closing the facility. These costs were offset by a reduction of $52,000 in sales and marketing expenses, primarily advertising.

Research and Development expenses decreased to approximately $241,000 during the first quarter ended March 31, 2002 from $463,000 for the corresponding period in 2001. The set-top box design was substantially completed in the fourth quarter of 2001 which is reflected in the decrease in Research and Development expenses. In 2002, approximately 66% of Research and Development costs consisted of costs related to the development of the set-top box, with 34% related to further development of the Orasis(R). In 2001, the majority of Research and Development was costs were for the set-top box.

Interest expense increased to approximately $233,000 for the first quarter of 2002 from $7,000 for the first quarter of 2001. Included in interest expense in the first quarter of 2002 is three months amortization of the debt discount associated with the Convertible Note, amounting to $231,000. The remaining interest is related to capital equipment leases, mortgage note and other borrowings. Interest expense in the first quarter of 2001 related to capital equipment leases and short term borrowings. Interest income declined from $89,000 in 2001 to $4,000 in 2002 due to the reduction of short-term funds held on deposit.

Net loss

The consolidated loss after tax increased for the first quarter ended March 31, 2002 to approximately ($1,932,000) or ($0.03) per share from ($1,015,000) or
($0.02) per share in 2001. The loss for 2002 was primarily attributed to the decrease in revenues from design services, the increase in cost of services related to the termination of the hardware design engineering staff, the increase in selling, general and administrative costs generated by Suncoast and the branch office and the increase in interest expense. The loss for 2001 was primarily attributed to the amortization of goodwill associated with the acquisition of Advanced Digital Designs, Inc., research and development costs regarding the set-top box and general administrative expenses. Loss per common share is calculated based on the monthly weighted average number of common shares outstanding, which were 64,510,424 for the three-month period ended March 31, 2002, and 61,798,069 for the three-month period ended March 31, 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)
                        ---------------------------------

Balance Sheet

Total assets for the Company at March 31, 2002 were approximately $3,123,000, a decrease of approximately $800,000 from December 31, 2001. The decrease was primarily attributable to the net cash used in operations of approximately $1,192,000, the purchase of equipment of $100,000, offset by the proceeds from the exercise of stock warrants and stock options of $460,000 and the increase in borrowings of $350,000.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company has incurred a net operating loss in each year since its founding and as of March 31, 2002 has an accumulated deficit of approximately $61,526,000. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to manufacture and market commercially acceptable products including its set-top box. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

For the three months ended March 31, 2002, the Company used $1,192,000 of cash in operating activities, used $100,000 in investing activities and generated $802,000 of cash from financing activities that produced a decrease in cash of $489,000 for the three months. The net loss of $1,932,000 was partially offset by the non-cash items of depreciation and amortization and amortization of the debt discount associated with the Convertible Note. Investing activities consisted of the purchase of equipment for installations associated with the interactive cable systems. Financing activities consisted of the exercise of warrants and the increase in mortgage note payable and short-term borrowings. As of March 31, 2002, the Company had current liabilities in excess of current assets, whereas at December 31, 2001, the Company had a current asset to current liabilities ratio of 2.0. The Condensed Consolidated Statements of Cash Flows, included in this report, detail the other sources and uses of cash and cash equivalents.

On September 28, 2001 the Company entered into a $10 million Securities Purchase Agreement with Crescent International Ltd., ("Crescent") an institutional investor. Under the Securities Purchase Agreement, the Company issued a Convertible Note for $2.5 million. Although the Company had the option to issue further convertible notes to Crescent subject to certain conditions precedent, such option expired on February 1, 2002 and no additional notes were issued. In addition, the Company issued warrants exercisable to purchase 700,000 shares of common stock at a price of $1.3064 per share for a five-year term. The Stock Purchase Agreement further permits the Company to sell to Crescent up to $7.5 million in common stock of the Company over a 24-month period. Additionally, the Company agreed not to exercise any drawdowns against its existing common stock purchase agreement with Techrich International Ltd. ("Techrich"), which expired on January 28, 2002.

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

                                  RISK FACTORS
                                  ------------

We operate in a highly competitive and volatile industry. We are faced with aggressive pricing by competitors; competition for necessary parts, components and supplies; continually changing customer demands and rapid technological developments; and risks that buyers may encounter difficulties in obtaining governmental licenses or approvals, or in completing installation and construction of infrastructure, necessary to use our products or to offer them to end users. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the Company's fiscal year 2001 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

DAUPHIN TECHNOLOGY, INC.
    (Registrant)


Date: May 14, 2002                   By: /s/ Andrew J. Kandalepas
                                         ---------------------------------------
                                             Andrew J. Kandalepas
                                             Chief Executive Officer

Date: May 14, 2002                   By: /s/ Harry L. Lukens, Jr.
                                         ---------------------------------------
                                             Harry L. Lukens, Jr.
                                             Chief Financial Officer