Form 10-Q
period 2002-06-30
DAUPHIN TECHNOLOGY INC
filed 2002-08-14
CIK 832489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----------    SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended June 30, 2002

                                       OR

----------    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.
              For the transition period from ____________ to ____________.

                         Commission File No. 33-21537-D

                            DAUPHIN TECHNOLOGY, INC.
               (Exact name of registrant as specified in charter)

            Illinois                                             87-0455038
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

800 E. Northwest Hwy., Suite 950, Palatine, Illinois                60074
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

Yes  X   No _____
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 2002, 66,382,313 shares of the registrant's common stock, $.001 par value, was issued and outstanding.

                            DAUPHIN TECHNOLOGY, INC.
                                Table of Contents

                                                                            Page
PART I                       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              CONDENSED CONSOLIDATED BALANCE SHEETS
                   June 30, 2002 and December 31, 2001                         3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Six months and Three Months Ended
                   June 30, 2002 and 2001                                      4

              CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   Year Ended December 31, 2001 and
                   Six Months Ended June 30, 2002                              5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended June 30, 2002 and 2001                     6

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             7


  Item 2.     Management's Discussion and Analysis of Results of
              Operations and Financial Condition                              11

PART II                        OTHER INFORMATION                              16

  Item 1.     Legal Proceedings

  Item 2.     Changes in the Rights of the Company's Security Holders

  Item 3.     Default by the Company on its Senior Securities

  Item 4.     Submission of Matters to a Vote of Securities Holders

  Item 5.     Other Information

  Item 6(a).  Exhibits

  Item 6(b).  Reports on Form 8-K

                                   SIGNATURE                                  16

                                       Dauphin Technology, Inc.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                  June 30, 2002 and December 31, 2001
                                              (Unaudited)
=======================================================================================================

                                                                     June 30, 2002    December 31, 2001
                                                                     -------------    -----------------
CURRENT ASSETS:
   Cash                                                                $    67,491         $    725,364
   Accounts receivable-
    Trade, net of allowance for bad debt of $50,621
       at June 30, 2002 and December 31, 2001                               14,690               67,201
    Employee receivables                                                     3,248                3,248
   Inventory, net of reserve for obsolescence of
       $2,981,623 at December 31, 2001                                     189,189              518,452
   Prepaid expenses                                                         61,608               37,883
                                                                       -----------         ------------
                  Total current assets                                     336,226            1,352,148

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $578,818 at June 30, 2002 and
    $475,899 at December 31, 2001                                        1,530,688            1,824,935

ESCROW DEPOSIT                                                              56,545              368,181

ASSETS NOT USED IN BUSINESS                                                      -               75,017
INSTALLATION CONTRACTS, net of accumulated
    amortization of $45,714 and $22,857 at
    June 30, 2002 and December 31, 2001,
    respectively                                                           274,286              297,143
                                                                       -----------         ------------
                  Total assets                                         $ 2,197,745         $  3,917,424
                                                                       ===========         ============

CURRENT LIABILITIES:
   Accounts payable                                                    $   451,262         $    477,716
   Accrued expenses                                                         46,433              103,792
   Short-term borrowings                                                    50,000                    -
   Current portion of long-term debt                                         9,795               82,507
   Customer Deposits                                                           433                7,741
                                                                       -----------         ------------

                  Total current liabilities                                557,923              671,756

LONG-TERM DEBT                                                              10,205               43,580
CONVERTIBLE DEBENTURES                                                   1,904,029            1,153,197
                                                                       -----------         ------------

                  Total liabilities                                      2,472,157            1,868,533

COMMITMENTS AND CONTINGENCIES                                                    -                    -

SHAREHOLDERS' (DEFICIT) EQUITY:
   Preferred stock, $0.01 par value, 10,000,000
     shares authorized but unissued                                              -                    -
   Common stock, $0.001 par value, 100,000,000
     shares authorized; 66,090,646 and 64,059,813
     issued and outstanding at June 30, 2002 and
     at December 31, 2001, respectively                                     66,091               64,061
   Warrants                                                              3,825,900            4,227,499
   Paid-in capital                                                      58,859,726           57,351,406
   Accumulated deficit                                                 (63,026,129)         (59,594,075)
                                                                       -----------         ------------
                  Total shareholders' (deficit) equity                    (274,412)           2,048,891
                                                                       -----------         ------------

                     Total liabilities and shareholders' (deficit)
                       equity                                          $ 2,197,745         $  3,917,424
                                                                       ===========         ============

                            Dauphin Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Six months and three months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                  Six Months                          Three Months
                                                                Ended June 30,                       Ended June 30,
                                                          -----------------------------       ----------------------------
                                                             2002              2001              2002             2001
                                                          -----------       -----------       -----------      -----------
NET SALES                                                 $   198,582       $    10,435       $   105,488      $     5,869
DESIGN SERVICE REVENUE                                         76,875           816,806            17,500          376,218
                                                          -----------       -----------       -----------      -----------
       TOTAL REVENUE                                          275,457           827,241           122,988          382,087

COST OF SALES                                                 116,402             4,041            60,486            1,819
COST OF SERVICES                                              494,679           639,359            46,186          312,996
                                                          -----------       -----------       -----------      -----------
       Gross (loss) profit                                   (335,624)          183,841            16,316           67,272

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                            2,261,427         2,580,610         1,150,512        2,104,626
RESEARCH AND DEVELOPMENT EXPENSE                              364,475         1,240,896           123,942          778,374
AMORTIZATION OF GOODWILL                                            -           550,000                 -          275,000
                                                          -----------       -----------       -----------      -----------
       Loss from operations                                (2,961,526)       (4,187,665)       (1,258,138)      (3,090,728)
INTEREST EXPENSE                                              476,946            11,780           243,931            4,895
INTEREST INCOME                                                 6,418           113,693             2,083           25,033
                                                          -----------       -----------       -----------      -----------
       Loss before income taxes                            (3,432,054)       (4,085,752)       (1,499,986)      (3,070,590)
INCOME TAXES                                                        -                 -                 -                -
                                                          -----------       -----------       -----------      -----------
       NET LOSS                                           $(3,432,054)      $(4,085,752)      $(1,499,986)     $(3,070,590)
                                                          ===========       ===========       ===========      ===========

  BASIC AND DILUTED LOSS PER SHARE                        $     (0.05)      $     (0.07)      $     (0.02)     $     (0.05)
                                                          ===========       ===========       ===========      ===========
Weighted average number of shares of common stock
outstanding                                                65,127,202        62,364,461        65,743,979       62,930,854

                            Dauphin Technology, Inc.
       CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
         Year ended December 31, 2001 and six months ended June 30, 2002
                                   (Unaudited)

                                                       Common Stock
                                                       ------------               Paid-in
                                                   Shares         Amount          Capital          Warrants
                                                   ------         ------          -------          --------
BALANCE, December 31, 2000                       61,652,069       $61,653       $53,479,116       $3,321,810

Issuance of common stock in connection with:
   Stock purchase agreement                         258,968           259           280,640           19,101
   Beneficial conversion feature and
     warrants                                             -             -           914,279          684,600
   Stock Options exercised                           35,600            36            28,528                -
   Warrants exercised                               285,000           285           242,025          (71,236)
   Acquisition of business                          766,058           766         1,125,339                -
   Personal guarantee                             1,032,118         1,032         1,240,709                -
   Vendor payments                                   30,000            30            40,770          273,224
Net loss                                                  -             -                 -                -
                                                 ----------       -------       -----------       ----------
BALANCE, December 31, 2001                       64,059,813        64,061        57,351,406        4,227,499

Issuance of common stock in connection with:
   Stock Options exercised                           57,500            57            49,557                -
   Beneficial conversion feature                          -             -            66,000                -
   Warrants exercised                             1,973,333         1,973         1,392,763         (568,736)
   Consulting fees                                        -             -                 -          167,137
Net loss                                                  -             -                 -                -
                                                 ----------       -------       -----------       ----------
BALANCE, June 30, 2002                           66,090,646       $66,091       $58,859,726       $3,825,900
                                                 ==========       =======       ===========       ==========

                                                        Treasury Stock
                                                        --------------           Accumulated
                                                     Shares        Amount          Deficit            Total
                                                     ------        ------          -------            -----
BALANCE, December 31, 2000                                -        $    -       $(46,341,715)     $ 10,520,864

Issuance of common stock in connection with:
   Stock purchase agreement                               -             -                  -           300,000
   Beneficial conversion feature and
     warrants                                             -             -                  -         1,598,879
   Stock Options exercised                                -             -                  -            28,564
   Warrants exercised                                     -             -                  -           171,074
   Acquisition of business                                -             -                  -         1,126,105
   Personal guarantee                                     -             -                  -         1,241,741
   Vendor payments                                        -             -                  -           314,024
Net loss                                                  -             -        (13,252,360)      (13,252,360)
                                                     ------        ------       ------------      ------------
BALANCE, December 31, 2001                                -             -        (59,594,075)        2,048,891

Issuance of common stock in connection with:
   Stock Options exercised                                -             -                  -            49,614
   Beneficial conversion feature                          -             -                  -            66,000
   Warrants exercised                                     -             -                  -           826,000
   Consulting fees                                        -             -                  -           167,137
Net loss                                                  -             -         (3,432,054)       (3,432,054)
                                                     ------        ------       ------------      ------------
BALANCE, June 30, 2002                                    -        $    -       $(63,026,129)     $   (274,412)
                                                     ======        ======       ============      ============

                            Dauphin Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2002 and 2001
                                   (Unaudited)

===============================================================================================================

                                                                                2002                  2001
                                                                           -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES -
         Net loss                                                          $  (3,432,054)        $  (4,085,752)
         Non-cash items included in net loss:
           Depreciation and amortization                                         192,401               197,734
           Amortization of goodwill                                                    -               550,000
           Interest expense on convertible notes                                 466,832                     -
           Warrants issued in lieu of consulting fees                            167,137                88,550
           Gain on sale of building                                              (33,014)                    -
           Common stock issued to vendors                                              -                40,800
           Common stock issued pursuant to personal guarantee                          -             1,241,741
           Loss on sale of assets                                                 45,017                     -
           Write off assets not used in business                                  60,000                     -
         Decrease in accounts receivable - trade                                  52,511                45,690
         Decrease in accounts receivable from employees                                -                 3,342
         Decrease (increase) in inventory                                        329,263               (21,492)
         Increase in prepaid expenses                                            (23,725)              (63,412)
         Decrease in escrow deposits                                             311,636               141,009
         Decrease in accounts payable                                            (26,454)              (59,862)
         Decrease in accrued expenses                                            (57,359)                 (454)
         Decrease in customer deposits                                            (7,308)               (2,756)
                                                                           -------------         -------------

         Net cash used in operating activities                                (1,955,117)           (1,924,862)

CASH FLOWS FROM INVESTING ACTIVITIES -
         Proceeds from sale of building                                          431,389                     -
         Proceeds from sale of assets                                             30,000                     -
         Purchase of equipment                                                  (333,672)              (61,341)
                                                                           -------------         -------------

         Net cash provided by (used in) investing activities                     127,717               (61,341)

CASH FLOWS FROM FINANCING ACTIVITIES -
         Proceeds from issuance of shares                                         49,614               106,300
         Proceeds from exercise of warrants                                      826,000                     -
         Repayment of long-term leases and other obligations                    (106,087)              (46,652)
         Issuance of convertible debentures                                      350,000                     -
         Increase in short-term borrowing                                         50,000                     -
                                                                           -------------         -------------

         Net cash provided by financing activities                             1,169,527                59,648
                                                                           -------------         -------------

         Decrease in cash                                                       (657,873)           (1,926,555)

CASH BEGINNING OF PERIOD                                                         725,364             2,683,480
                                                                           -------------         -------------

CASH END OF PERIOD                                                         $      67,491         $     756,925
                                                                           =============         =============

Cash Paid During The Period For -
         Interest                                                          $      10,114         $      11,780

                            Dauphin Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Dauphin Technology, Inc. ("Dauphin" or the "Company") and its Subsidiaries design and market mobile hand-held, pen-based computers, broadband set-top boxes; provide interactive cable systems to the extended stay hospitality industry; and perform design services, specializing in hardware and software development, out of its main facility in northern Illinois, an office in central Florida and its branch office in Piraeus, Greece. The Company, an Illinois corporation, was formed on June 6, 1988 and became a public entity in 1991.

Basis of Presentation

The consolidated financial statements include the accounts of Dauphin and its wholly owned subsidiaries, R.M. Schultz & Associates, Inc. ("RMS"), Advanced Digital Designs, Inc ("ADD") and Suncoast Automation, Inc. ("Suncoast"). All significant intercompany transactions and balances have been eliminated in consolidation.

2.  SUMMARY OF MAJOR ACCOUNTING POLICIES

Earnings (Loss) Per Common Share

Basic earnings per common share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 65,127,202 for the six-month period June 30, 2002 and 62,364,461 for the six-month period June 30, 2001. Diluted loss per common share is adjusted for the assumed conversion exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect. Approximately 12.5 million additional shares would be outstanding if all warrants and all stock options were exercised as of June 30, 2002.

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

                            Dauphin Technology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3.  RISKS AND UNCERTAINTIES

The Company has incurred a net operating loss in each year since its founding and as of June 30, 2002 has an accumulated deficit of $63,026,129. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to design and develop and market commercially acceptable products including its set-top box. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the unaudited quarter ended June 30, 2002. Revenues from the Company's design services have declined. In addition, the Company has used, rather than provided, cash in its operations.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence: The Company has concentrated its efforts on marketing its set-top boxes, halted all further development of the next generation Orasis and is exploring alternative mobile hand-held computer products through original equipment manufacturers. In January 2002 the management of the Company began terminating employees who were not a critical part of the marketing efforts. The facility in McHenry, which housed the RMS operations, has been closed, all personnel have been terminated and the remaining inventory and equipment were auctioned and sold.

                            Dauphin Technology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   BUSINESS SEGMENTS
     -----------------

The Company has three reportable segments: Dauphin Technology, Inc. and RMS ("Dauphin"), Advanced Digital Designs, Inc. ("ADD") and Suncoast Automation, Inc. ("Suncoast"). Dauphin is involved in design, manufacturing and distribution of hand-held pen-based computer systems and accessories and smartbox set-top boxes. ADD performs design services, process methodology consulting and intellectual property development. Suncoast provides private, interactive cable systems to the hospitality industry.

                                        June 30, 2002         June 30, 2001
                                        -------------     -----------------
Revenue
         Dauphin                         $     17,070         $      10,435
         ADD                                  286,250             1,265,743
         Suncoast                             181,512                     -
         Inter-company elimination           (209,375)             (448,937)
                                         ------------         -------------
                               Total     $    275,457         $     827,241
                                         ============         =============
Operating (Loss)
         Dauphin                         $ (2,103,758)        $  (4,049,983)
         ADD                                 (353,283)             (137,682)
         Suncoast                            (504,485)                    -
         Inter-company elimination                  -                     -
                                         ------------         -------------
                               Total     $ (2,961,526)        $ (4,187,665)
                                         ============         =============

                                        June 30, 2002     December 31, 2001
                                        -------------     -----------------
Assets
         Dauphin                         $ 18,484,251         $  17,461,145
         ADD                                2,325,253             2,699,250
         Suncoast                           1,717,481             1,702,791
                                         ------------         -------------
         Inter-company elimination        (20,329,240)          (17,945,762)
                                         ------------         -------------
                               Total     $  2,197,745         $   3,917,424
                                         ============         =============

5.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

The Company is an operating entity and in the normal course of business, from time to time, may be involved in litigation. In management's opinion, any current or pending litigation is not material to the overall financial position of the Company.

6.   CONVERTIBLE DEBT AND WARRANTS
     -----------------------------

In connection with a Securities Purchase Agreement entered into with Crescent International Ltd., an institutional investor, on September 28, 2001, a Convertible Note was funded on October 2, 2001 and is due September 28, 2004. The Company shall not be required to pay interest on the Convertible Note unless the Company fails to deliver shares upon conversion. In such event, the Note will bear an interest rate of 8.0% per annum, payable in quarterly installments. The Company has recorded a beneficial conversion feature on the Convertible Note and Warrants based on the fair value of the common stock of $0.99 per share as of the date of commitment. The Warrants with an exercise price of $1.3064 per share, are valued using the Black-Scholes valuation method, and are recorded at $684,600. The beneficial conversion feature is calculated to be $914,279 and has been recorded as Additional Paid in Capital and a discount to the Convertible Note. The beneficial conversion feature is being amortized over three years, the life of the Note. For the six month period ended June 30, 2002, the Company recognized $439,332 as interest expense on the amortization of the beneficial conversion feature. At conversion,

                            Dauphin Technology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

6.   CONVERTIBLE DEBT AND WARRANTS - Continued
     -----------------------------------------

the Company may record an additional beneficial conversion based on the market price of the stock at the conversion date.

In April 2002, the Company entered into convertible note agreements with three individuals for $350,000. These Convertible Notes are due in October 2002 and bear an interest rate of 10.0% per annum, payable at the termination of the Note. At the option of the holder, at any time until the Convertible Note is paid in full, the Note may be converted, either in whole or in part, up to the principal amount of the Note, into shares of Common Stock of the Company at a conversion price of $0.50 per share. The beneficial conversion feature is calculated to be $66,000 and has been recorded as Additional Paid in Capital and a discount to the Convertible Note. The beneficial conversion feature is being amortized over six months, the life of the Note. For the six month period ended June 30, 2002, the Company recognized $27,500 as interest expense on the amortization of the beneficial conversion feature.

7.   EQUITY TRANSACTIONS
     -------------------

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

During the second quarter of 2002, the Company received proceeds in the amount of $416,000 for the exercise of 1,040,000 warrants.

In May 2002, the Company re-priced approximately 2,245,667 warrants it had previously issued to outside consultants. The warrants were originally issued with an exercise price ranging from $2.00 to $5.00, and were re-priced with an exercise price of $0.40 per share. The re-pricing created a charge to earnings of approximately $139,900, which was calculated using the Black-Scholes pricing model assuming 0% dividend yield, risk free interest rate of 5%, volatility factor of 443% and an expected remaining life of 7 months.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

Revenues for the three months ended June 30, 2002 and 2001 were approximately $123,000 and $382,000, respectively. Net sales increased from $6,000 in 2001 to approximately $105,000 in 2002. Sales generated by the Company's interactive cable system subsidiary, Suncoast, accounted for approximately $103,000 of these revenues with the balance being parts and accessories for the Orasis(R) and OraLynx(TM). Design service revenues in the second quarter of 2002 were approximately $17,000 as compared to revenues of $376,000 in the second quarter of 2001. This reduction in design service revenue is a continuation of the decline in engineering projects available in the marketplace which the Company began experiencing in 2001. The Company does not anticipate any further revenues from design services for the remainder of fiscal year 2002. Cost of sales represents costs associated with the Suncoast operations for 2002, whereas cost of sales in 2001 related to the costs of parts and accessories. Cost of services decreased from $376,000 in 2001 to $46,000 in 2002. The decrease is a result of reduction in engineering staff which began during the first quarter of 2002. Because of the reduction in design services revenue, gross profit margins were negatively affected and generated a gross profit of $16,000 for the second quarter of 2002 compared to a gross profit of $67,000 for the same period in 2001.

Selling, general and administrative expenses decreased to approximately $1,151,000 in 2002 from $2,105,000 in 2001. The decrease is primarily due to the issuance of common stock for reimbursement pursuant to a personal guarantee which was recorded in the second quarter of 2001 in the amount of $1,242,000. The reduction of selling, general and administrative expenses of the design engineering subsidiary, which amounted to approximately $318,000 in 2001, were offset by the expenses of the Company's interactive cable system subsidiary, Suncoast, amounting to approximately $250,000, and the Company's branch office in Piraeus, Greece which amounted to approximately $254,000. We acquired the net assets of Suncoast in July 2001 and opened the branch office in August 2001. Included in both years are costs totaling approximately $85,000 associated with the Company's 2001 Annual Report and Shareholders Meeting. In the second quarter of 2002, approximately $140,000 of additional costs were incurred in connection with the repricing of warrants which had previously been issued to outside consultants.

Amortization of goodwill in 2001 amounted to $275,000 in the second quarter. This goodwill was a result of the acquisition of the net assets of Advanced Digital Designs, Inc. in 2000. The remaining balance of the goodwill was written off in the fourth quarter of 2001.

Research and Development expenses decreased to approximately $124,000 during the second quarter ended June 30, 2002 from $778,000 for the corresponding period in 2001. The set-top box design was substantially completed in the fourth quarter of 2001 which is reflected in the decrease in Research and Development expenses. In 2002, approximately 78% of Research and Development costs consisted of costs related to the development of software for the set-top box, with 12% related to further development of alternative mobile hand-held computer devices. In 2001, the majority of Research and Development costs were for the set-top box.

Interest expense increased to approximately $244,000 for the second quarter of 2002 from $5,000 for the second quarter of 2001. Included in interest expense in the second quarter of 2002 is three months amortization of the debt discount associated with the Convertible Notes, amounting to $236,000. The remaining interest is related to capital equipment leases, mortgage note and other borrowings. Interest expense in the second quarter of 2001 related to capital equipment leases and short term borrowings. Interest income declined from $25,000 in 2001 to $2,000 in 2002 due to the reduction of short-term funds held on deposit.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)
                        ---------------------------------

Net loss

The consolidated loss after tax decreased for the second quarter ended June 30, 2002 to approximately ($1,500,000) or ($0.02) per share from ($3,070,000) or
($0.05) per share in 2001. The loss for 2002 was primarily attributed to the decrease in revenues from design services, the increase in selling, general and administrative costs generated by Suncoast and the branch office, the repricing of warrants, costs associated with the Annual Report and Shareholders Meeting and the increase in interest expense. The loss for 2001 was primarily attributed to the amortization of goodwill associated with the acquisition of Advanced Digital Designs, Inc., research and development costs regarding the set-top box, issuance of common stock for reimbursement pursuant to a personal guarantee and general administrative expenses associated with the Annual Report and Shareholders Meeting. Loss per common share is calculated based on the monthly weighted average number of common shares outstanding, which were 65,743,979 for the three-month period ended June 30, 2002, and 62,930,854 for the three-month period ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

Revenues for the Company decreased from approximately $827,000 in the first six months of 2001 to $275,000 in the first six months of 2002. Net sales increased from $10,000 in 2001 to approximately $199,000 in 2002. Sales generated by the Company's interactive cable system subsidiary, Suncoast, accounted for approximately $182,000 of these revenues with the balance being parts and accessories for the Orasis(R) and OraLynx(TM). Design service revenues in the first six months of 2002 were approximately $77,000 as compared to revenues of $817,000 in the first six months of 2001. This reduction in design service revenue is a continuation of the decline in engineering projects available in the marketplace which the Company began experiencing in 2001. The Company does not anticipate any further revenues from design services for the remainder of fiscal year 2002. Cost of sales represents costs associated with the Suncoast operations for 2002, whereas cost of sales in 2001 related to the costs of parts and accessories. Cost of services decreased from $639,000 in 2001 to $495,000 in 2002. The decrease is a result of reduction in engineering staff which began during the first quarter of 2002. Included in the costs for 2002 are termination and severance benefits paid to the engineering staff. Because of the reduction in design services revenue and the additional termination and severance benefits, gross profit margins were negatively affected and generated a gross loss of $336,000 for the second quarter of 2002 compared to a gross profit of $184,000 for the same period in 2001.

Selling, general and administrative expenses decreased to approximately $2,261,000 for the first six months ended June 30, 2002 as compared to $2,581,000 for 2001. Included in selling, general and administrative expenses in 2001 is approximately $1,242,000 attributable to the issuance of common stock for reimbursement pursuant to a personal guarantee. Selling, general and administrative expenses of the design engineering subsidiary for the six months ended June 30, 2001, were approximately $635,000 as compared to $8,000 in 2002. This reduction is offset by the expenses of the Company's interactive cable system subsidiary, Suncoast, amounting to approximately $569,000, and the Company's branch office in Piraeus, Greece which amounted to approximately $491,000. The Company acquired the net assets of Suncoast in July 2001 and opened the branch office in August 2001. In the six months ended June 30, 2002, approximately $167,000 of additional costs were incurred in connection with the repricing of warrants which had previously been issued to outside consultants.

Amortization of goodwill in 2001 amounted to $550,000 for the six months ended June 30, 2001. This goodwill was a result of the acquisition of the net assets of Advanced Digital Designs, Inc. in 2000. The remaining balance of the goodwill was written off in the fourth quarter of 2001.

Research and Development expenses decreased to approximately $364,000 for the six months ended June 30, 2002 from $1,241,000 for the corresponding period in 2001. The set-top box design was substantially completed in the fourth quarter of 2001 which is reflected in the decrease in Research and Development expenses. In 2002, approximately 74% of Research and Development costs consisted of costs related to the development of software

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)
                        ---------------------------------

for the set-top box, with 16% related to further development of alternative mobile hand-held computer devices. In 2001, the majority of Research and Development was costs were for the set-top box.

Interest expense for the six months ended June 30, 2002 increased to approximately $477,000 as compared to $12,000 for the same period in 2001. Included in interest expense for 2002 is six months amortization of the debt discount associated with the Convertible Notes, amounting to $467,000. The remaining interest is related to capital equipment leases, mortgage note and other borrowings. Interest expense for the six months ended June 30, 2001 related to capital equipment leases and short term borrowings. Interest income declined from $114,000 for the six months ended June 30, 2001 to $6,000 for the six months ended June 30, 2002 due to the reduction of short-term funds held on deposit.

Balance Sheet

Total assets for the Company at June 30, 2002 were approximately $2,198,000, a decrease of approximately $1,720,000 from December 31, 2001. The decrease was primarily attributable to the net cash used in operations of approximately $1,955,000, the purchase of equipment of $334,000, offset by the proceeds from the sale of the building and other assets of $460,000, exercise of stock warrants and stock options of $876,000 and the increase in borrowings of $400,000.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company has incurred a net operating loss in each year since its founding and as of June 30, 2002 has an accumulated deficit of approximately $63,026,000 and a deficit in shareholders equity of approximately $274,000. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to procure and market commercially acceptable products including its set-top box. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

For the six months ended June 30, 2002, the Company used $1,955,000 of cash in operating activities, and generated $128,000 of cash from investing activities and $1,170,000 of cash from financing activities that produced a decrease in cash of $658,000 for the six months. The net loss of $3,432,000 was partially offset by the non-cash items of depreciation and amortization, repricing of warrants issued in lieu of consulting fees, decrease in inventory and amortization of the debt discount associated with the Convertible Note. Investing activities consisted of the purchase of equipment for installations associated with the interactive cable systems and proceeds from the sale of a building and other assets. Financing activities consisted of the exercise of options and warrants, increase in convertible notes and the increase in short-term borrowings. As of June 30, 2002, the Company had current liabilities in excess of current assets, whereas at December 31, 2001, the Company had a current asset to current liabilities ratio of 2.0. The Condensed Consolidated Statements of Cash Flows, included in this report, detail the other sources and uses of cash and cash equivalents.

On September 28, 2001 the Company entered into a $10 million Securities Purchase Agreement with Crescent International Ltd., ("Crescent") an institutional investor. Under the Securities Purchase Agreement, the Company issued a Convertible Note for $2.5 million. Although the Company had the option to issue further convertible notes to Crescent subject to certain conditions precedent, such option expired on February 1, 2002 and no additional notes were issued. In addition, the Company issued warrants exercisable to purchase 700,000 shares of common stock at a price of $1.3064 per share for a five-year term. The Stock Purchase Agreement further permits the Company to sell to Crescent up to $7.5 million in common stock of the Company over a 24-month period. Additionally, the Company agreed not to exercise any draw downs against its existing common stock purchase agreement with Techrich International Ltd. ("Techrich"), which expired on January 28, 2002.

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

The Company elected to pursue the above financing arrangements with Crescent International because the Company's previous financing arrangements with Techrich contained certain limitations as it related to the market price of our common stock, the average volume of shares traded on a daily basis and other such factors which would not generate the greatest benefit to the Company's shareholders. In addition, the financing arrangement with Techrich expired at the end of January 2002. Because of the changes in circumstances and the current economic conditions of the Company, management decided to explore alternatives. Several were reviewed, including private placements, various long-term debt arrangements with different investment bankers and other equity lines similar to the one with Techrich. Management felt that the financing offered by Crescent was the best alternative and was in the best interest of the Company and its shareholders.

The Company expects to rely on the above financing arrangements in order to continue its development and procurement of products and to continue its ongoing operations in the short-term. The long-term cash needs of the Company will be dependent on the successful development and procurement of the Company's products and their success in the market place. At the current rate, the Company is not able to internally generate sufficient funds for operations and will be required to rely on outside sources for continued funding until such time as the Company's operations generate a profit and cash is generated from operations. The Company has historically issued and may continue, if the circumstances warrant, common stock to vendors and suppliers in lieu of cash for products and services provided to the Company.

In order to provide additional cash for operations, in April 2002, the Company entered into convertible note agreements with three individuals for $350,000. These Convertible Notes are due in October 2002 and bear an interest rate of 10.0% per annum, payable at the termination of the Note. At the option of the holder, at any time until the Convertible Note is paid in full, the Note may be converted, either in whole or in part, up to the principal amount of the Note, into shares of Common Stock of the Company at a conversion price of $0.50 per share.

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

Item 1.  Legal Proceedings                                               None

Item 2.  Changes in the Rights of the Company's Security Holders.        None

Item 3.  Default by the Company on its Senior Securities.                None

Item 4.  Submission of Matters to a Vote of Securities Holders.          None


An annual meeting of shareholders of the Company was held on June 25, 2002. At that meeting:

     a) Management's nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. Of the 60,095,059 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

Name                             Shares Voted for Election               Shares as to Which Authority Withheld
----                             -------------------------               -------------------------------------
Andrew J. Kandalepas                      57,535,768                                    2,559,291
Gary E. Soiney                            58,000,688                                    2,094,371
Mary Ellen Conti, MD                      58,011,588                                    2,083,471
Dr. Daniel D. Kiddy                       58,172,788                                    1,922,271

     b) A proposal to ratify the appointment of Grant Thornton LLP as independent auditors of the Company for the year ended December 31, 2002 was approved. Of the 60,095,059 shares present or represented by proxy at the meeting, 59,466,842 shares were voted for the proposal, 267,056 shares were voted against the proposal, and 361,161 shares abstained form voting with respect to the proposal.

Item 5.      Other Information.                                     None

Item 6(a).   Exhibits.

      Exhibit 99.1 Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
      Exhibit 99.2 Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

Item 6(b).   Reports on Form 8-K.                                   None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAUPHIN TECHNOLOGY, INC.
      (Registrant)

Date: August 14, 2002            By: /s/ Andrew J. Kandalepas
                                     ------------------------------------------
                                          Andrew J. Kandalepas
                                          Chief Executive Officer

Date: August 14, 2002            By: /s/ Harry L. Lukens, Jr.
                                     -------------------------------------------
                                          Harry L. Lukens, Jr.
                                          Chief Financial Officer