Form 10-Q
period 2002-09-30
DAUPHIN TECHNOLOGY INC
filed 2002-11-19
CIK 832489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----------     SECURITIES EXCHANGE ACT OF 1934.


                   For the quarterly period ended September 30, 2002

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 15, 2002, 68,631,680 shares of the registrant's common stock, $.001 par value, were issued and outstanding.

                                      DAUPHIN TECHNOLOGY, INC.
                                         Table of Contents
                                         -----------------

                                                                                                       Page

PART I                                  FINANCIAL INFORMATION

      Item 1.        Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             September 30, 2002 and December 31, 2001                                   3

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             Nine months and Three Months Ended September 30, 2002 and 2001             4

                     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             Year Ended December 31, 2001 and
                             Nine Months Ended September 30, 2002                                       5

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Nine Months Ended September 30, 2002 and 2001                              6


                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                               7


      Item 2.        Management's Discussion and Analysis of Results of
                     Operations and Financial Condition                                                 11

      Item 3.        Quantitative and Qualitative Disclosures About Market Risk                         16

      Item 4.        Controls and Procedures                                                            16

PART II                                 OTHER INFORMATION                                               17


      Item 1.        Legal Proceedings

      Item 2.        Changes in the Rights of the Company's Security Holders

      Item 3.        Default by the Company on its Senior Securities

      Item 4.        Submission of Matters to a Vote of Securities Holders

      Item 5.        Other Information

    Item 6(a).       Exhibits

    Item 6(b).       Reports on Form 8-K


                                        SIGNATURE                                                       17

                            Dauphin Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
                                   (Unaudited)
 -------------------------------------------------------------------------------

                                                                              September 30, 2002     December 31, 2001
                                                                              ------------------     -----------------
CURRENT ASSETS:
   Cash                                                                            $      48,251           $    725,364
   Accounts receivable-
    Trade, net of allowance for bad debt of $50,621 at September
      30, 2002 and December 31, 2001                                                      58,947                 67,201
    Employee receivables                                                                   3,248                  3,248
   Inventory, net of reserve for obsolescence of $2,981,623 at
       December 31, 2001                                                                 192,308                518,452
   Prepaid expenses                                                                       76,631                 37,883
                                                                                   -------------          -------------
                  Total current assets                                                   379,385              1,352,148

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $659,008 at September 30, 2002 and $475,899
   at December 31, 2001                                                                1,548,490              1,824,935

ESCROW DEPOSIT

                                                                                               -                368,181
ASSETS NOT USED IN BUSINESS                                                                    -                 75,017
INSTALLATION CONTRACTS, net of accumulated amortization
 of $57,143 and $22,857 at September 30, 2002 and December
 31, 2001, respectively                                                                  262,857                297,143
                                                                                   -------------          -------------
                  Total assets                                                     $   2,190,732          $   3,917,424
                                                                                   =============          =============

CURRENT LIABILITIES:
   Accounts payable                                                                $     720,772          $     477,716
   Accrued expenses                                                                      153,276                103,792
   Short-term borrowings                                                                 179,395                      -
   Current portion of long-term debt                                                       9,896                 82,507
   Customer Deposits                                                                         433                  7,741
                                                                                   -------------          -------------
                  Total current liabilities                                            1,063,772                671,756

LONG-TERM DEBT                                                                             7,693                 43,580
CONVERTIBLE DEBENTURES                                                                 2,024,285              1,153,197
                                                                                   -------------          -------------

                  Total liabilities                                                    3,095,750              1,868,533

COMMITMENTS AND CONTINGENCIES                                                                  -                      -

SHAREHOLDERS' (DEFICIT) EQUITY:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized
     but unissued                                                                              -                      -
   Common stock, $0.001 par value, 100,000,000 shares authorized;
     68,127,313 and 64,059,813 issued and outstanding at
     September 30, 2002 and at December 31, 2001, respectively                            68,128                 64,061
   Warrants                                                                            3,438,494              4,227,499
   Paid-in capital                                                                    59,958,520             57,351,406
   Accumulated deficit                                                               (64,370,160)           (59,594,075)
                                                                                   -------------          -------------
                  Total shareholders' (deficit) equity                                  (905,018)             2,048,891
                                                                                   -------------          -------------
                   Total liabilities and shareholders'(deficit) equity             $   2,190,732          $   3,917,424
                                                                                   =============          =============

      The accompanying notes are an integral part of these balance sheets.

                            Dauphin Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Nine months and three months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                  Nine Months                       Three Months
                                                             Ended September 30,                Ended September 30,
                                                             --------------------               -------------------
                                                            2002              2001              2002             2001
                                                            ----              ----              ----             ----
NET SALES                                                   $  375,636      $    79,074       $   177,054     $    68,639
DESIGN SERVICE REVENUE                                          76,875        1,169,711                 -         352,905
                                                          ------------      -----------       -----------     -----------
        TOTAL REVENUE                                          452,511        1,248,785           177,054         421,544

COST OF SALES                                                  178,740           74,113            62,338          70,072
COST OF SERVICES                                               494,679          940,094                 -         300,735
                                                          ------------      -----------       -----------     ------------
      Gross (loss) profit                                     (220,908)         234,578           114,716          50,737

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 3,389,635        3,332,042         1,128,208         751,432
RESEARCH AND DEVELOPMENT EXPENSE                               473,873        1,760,140           109,398         519,244
AMORTIZATION OF GOODWILL                                             -          825,000                 -         275,000
                                                          ------------      -----------       -----------     -----------
      Loss from operations                                  (4,084,416)      (5,682,604)       (1,122,890)     (1,494,939)
INTEREST EXPENSE                                               698,605           16,744           221,659           4,964
INTEREST INCOME                                                  6,936          208,217               518          94,524
                                                          ------------      -----------       -----------     -----------
      Loss before income taxes                              (4,776,085)      (5,491,131)       (1,344,031)     (1,405,379)
INCOME TAXES                                                         -                -                 -               -
                                                          ------------      -----------       -----------     -----------
      NET LOSS                                            $ (4,776,085)     $(5,491,131)      $(1,344,031)    $(1,405,379)
                                                          ============      ===========       ===========     ===========


   BASIC AND DILUTED LOSS PER SHARE                       $      (0.07)     $     (0.09)      $     (0.02)    $     (0.02)
                                                          ============      ===========       ===========     ===========
Weighted average number of shares of common stock
outstanding                                                 65,848,720       62,849,497        67,291,757      63,819,568

        The accompanying notes are an integral part of these statements.

                            Dauphin Technology, Inc.
       CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
      Year ended December 31, 2001 and nine months ended September 30, 2002
                                   (Unaudited)

                                                     Common Stock
                                                     ------------                Paid-in
                                                Shares            Amount         Capital         Warrants
                                                ------            ------         -------         --------
BALANCE, December 31, 2000                        61,652,069       $  61,653     $53,479,116    $  3,321,810


Issuance of common stock in connection with:

    Stock purchase agreement                         258,968             259         280,640          19,101
    Beneficial conversion feature and
       warrants                                            -               -         914,279         684,600
    Stock Options exercised                           35,600              36          28,528               -
    Warrants exercised                               285,000             285         242,025        (71,236)
    Acquisition of business                          766,058             766       1,125,339               -
    Personal guarantee                             1,032,118           1,032       1,240,709               -
    Vendor payments                                   30,000              30          40,770         273,224
Net loss                                                   -               -               -               -
                                                ------------       ---------     -----------    ------------
BALANCE, December 31, 2001                        64,059,813          64,061      57,351,406       4,227,499

Issuance of common stock in connection with:

    Stock Options exercised                           57,500              57          49,557               -
    Beneficial conversion feature                          -               -          66,000               -
    Warrants exercised                             3,710,000           3,710       2,391,857     (1,077,817)
    Conversion of convertible note                   300,000             300          99,700               -
    Consulting fees                                        -               -               -         288,812
Net loss                                                   -               -               -               -
                                                ------------       ---------     -----------    ------------
BALANCE, September 30, 2002                       68,127,313       $  68,128     $59,958,520    $  3,438,494
                                                ============       =========     ===========    ============

                                                    Treasury   Stock
                                                    --------   -----             Accumulated
                                                    Shares         Amount          Deficit           Total
                                                    ------         ------          -------           -----
BALANCE, December 31, 2000                                    -    $      -     $(46,341,715)  $ 10,520,864


Issuance of common stock in connection with:

    Stock purchase agreement                                  -           -                -        300,000
    Beneficial conversion feature and
       warrants                                               -           -                -      1,598,879
    Stock Options exercised                                   -           -                -         28,564
    Warrants exercised                                        -           -                -        171,074
    Acquisition of business                                   -           -                -      1,126,105
    Personal guarantee                                        -           -                -      1,241,741
    Vendor payments                                           -           -                -        314,024
Net loss                                                      -           -      (13,252,360)   (13,252,360)
                                                ---------------    --------     ------------   ------------
BALANCE, December 31, 2001                                    -           -      (59,594,075)     2,048,891

Issuance of common stock in connection with:

    Stock Options exercised                                   -           -                -         49,614
    Beneficial conversion feature                             -           -                -         66,000
    Warrants exercised                                        -           -                -      1,317,750
    Conversion of convertible note                            -           -                -        100,000
    Consulting fees                                           -           -                -        288,812
Net loss                                                      -           -       (4,776,085)    (4,776,085)
                                                ---------------    --------     ------------   ------------
BALANCE, September 30, 2002                                   -    $      -     $(64,370,160)  $   (905,018)
                                                ===============    ========     ============   ============


        The accompanying notes are an integral part of these statements.

                            Dauphin Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2002 and 2001
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                        2002                    2001
                                                                       ------                  ------
CASH FLOWS FROM OPERATING ACTIVITIES -
         Net loss                                                    $  (4,776,085)      $  (4,085,752)
         Non-cash items included in net loss:
           Depreciation and amortization                                   284,020             197,734
           Amortization of goodwill                                              -             550,000
           Interest expense on convertible notes                           687,088                   -
           Warrants issued in lieu of consulting fees                      288,812              88,550
           Gain on sale of building                                        (33,014)                   -
           Common stock issued to vendors                                        -              40,800
           Common stock issued pursuant to personal guarantee                    -           1,241,741
           Loss on sale of assets                                           45,017                   -
           Write off assets not used in business                            60,000                   -
         Decrease in accounts receivable - trade                             8,254              45,690
         Decrease in accounts receivable from employees                          -               3,342
         Decrease (increase) in inventory                                  326,144             (21,492)
         Increase in prepaid expenses                                      (38,748)            (63,412)
         Decrease in escrow deposits                                       368,181             141,009
         Increase (decrease) in accounts payable                           243,056             (59,862)
         Increase (decrease) in accrued expenses                            49,484                (454)
         Decrease in customer deposits                                      (7,308)             (2,756)
                                                                     -------------       -------------

         Net cash used in operating activities                          (2,495,099)         (1,924,862)

CASH FLOWS FROM INVESTING ACTIVITIES -
         Proceeds from sale of building                                    431,389                   -
         Proceeds from sale of assets                                       30,000                   -
         Purchase of equipment                                            (431,664)            (61,341)
                                                                     -------------       -------------

         Net cash provided by (used in) investing activities                29,725             (61,341)

CASH FLOWS FROM FINANCING ACTIVITIES -
         Proceeds from issuance of shares                                   49,614             106,300
         Proceeds from exercise of warrants                              1,317,750                   -
         Repayment of long-term leases and other obligations              (108,498)            (46,652)
         Issuance of convertible debentures                                350,000                   -
         Increase in short-term borrowing                                  179,395                   -
                                                                     -------------       -------------

         Net cash provided by financing activities                       1,788,261              59,648
                                                                     -------------       -------------

         Decrease in cash                                                 (677,113)         (1,926,555)

CASH BEGINNING OF PERIOD                                                   725,364           2,683,480
                                                                     -------------       -------------

CASH END OF PERIOD                                                   $      48,251       $     756,925
                                                                     =============       =============

CASH PAID DURING THE PERIOD FOR -
         Interest                                                    $      11,517       $      11,780

        The accompanying notes are an integral part of these statements.

                            Dauphin Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Dauphin Technology, Inc. ("Dauphin" or the "Company") and its Subsidiaries design and market mobile hand-held, pen-based computers, broadband set-top boxes and provide interactive cable systems to the extended stay hospitality industry, out of its main facility in northern Illinois, an office in central Florida and its branch office in Piraeus, Greece. The Company, an Illinois corporation, was formed on June 6, 1988 and became a public entity in 1991.

Basis of Presentation

The consolidated financial statements include the accounts of Dauphin and its wholly owned subsidiaries, R.M. Schultz & Associates, Inc. ("RMS"), Advanced Digital Designs, Inc ("ADD") and Suncoast Automation, Inc. ("Suncoast"). All significant intercompany transactions and balances have been eliminated in consolidation.

2.   SUMMARY OF MAJOR ACCOUNTING POLICIES

Earnings (Loss) Per Common Share

Basic earnings per common share are calculated on income available to common stockholders divided by the weighted-average number of shares outstanding during the period, which were 65,848,720 for the nine-month period September 30, 2002, 62,849,497 for the nine-month period September 30, 2001, 67,291,757 for the three-month period ended September 30, 2002 and 63,819,568 for the three-month period ended September 30, 2001. Diluted loss per common share is adjusted for the assumed conversion exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect. Approximately 11 million additional shares would be outstanding if all warrants and all stock options were exercised as of September 30, 2002.

Unaudited Financial Statements

The accompanying statements are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of results have been included. The interim financial statements contained herein do not include all of the footnotes and other information required by accounting principles generally accepted in the United States of America for complete financial statements as provided at year-end. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 2001. No interim review, in accordance with Statement on Auditing Standards No. 71, of these interim financial statements was performed by an independent certified public accountant.

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

                            Dauphin Technology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3.   RISKS AND UNCERTAINTIES

The Company has incurred a net operating loss in each year since its founding and as of September 30, 2002 has an accumulated deficit of $64,370,160. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to design and develop and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through the unaudited quarter ended September 30, 2002. Revenues from the Company's design services have ceased. In addition, the Company has used, rather than provided, cash in its operations.

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

Management has taken the following steps to revise its operating and financial requirements: The Company has concentrated its efforts on marketing its set-top boxes, halted all further development of the next generation Orasis and is exploring alternative mobile hand-held computers and other peripheral products through original equipment manufacturers. In January 2002 the management of the Company began terminating employees who were not a critical part of the marketing efforts. The facility in McHenry, which housed the RMS operations, has been closed, all personnel have been terminated and the remaining inventory and equipment were auctioned and sold. The building used by ADD to perform design services has been sold and all engineers have been terminated.

The Company has also changed its primary focus and has begun concentrating its efforts on becoming a reseller and distributor of mobile hand-held computer products, pc monitors and TV displays, vehicle multimedia systems and various accessories and peripherals. The Company has been working with several original equipment manufactures in the Far East to provide the various products.

                            Dauphin Technology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.     BUSINESS SEGMENTS

The Company has three reportable segments: Dauphin Technology, Inc. and RMS ("Dauphin"), Advanced Digital Designs, Inc. ("ADD") and Suncoast Automation, Inc. ("Suncoast"). Dauphin is involved in the design and distribution of hand-held pen-based computer systems and accessories and smartbox set-top boxes. ADD performed design services, process methodology consulting and intellectual property development. Suncoast provides private, interactive cable systems to the hospitality industry.

                                       September 30, 2002     September 30, 2001
                                       ------------------     ------------------
Revenue
         Dauphin                               $     24,330       $      10,435
         ADD                                        286,250           1,265,743
         Suncoast                                   351,306                   -
         Inter-company elimination                 (209,375)           (448,937)
                                               ------------       -------------
                               Total           $    452,511       $     827,241
                                               ============       =============
Operating (Loss)
         Dauphin                               $ (3,056,469)      $  (4,049,983)
         ADD                                       (353,283)           (137,682)
         Suncoast                                  (674,664)                  -
         Inter-company elimination                        -                   -
                                               ------------       -------------
                               Total           $( 4,084,416)      $  (4,187,665)
                                               ============       =============

                                       September 30, 2002     December 31, 2001
                                       ------------------     -----------------
Assets
         Dauphin                               $ 18,614,459       $  17,461,145
         ADD                                      2,264,616           2,699,250
         Suncoast                                 1,835,576           1,702,791
         Inter-company elimination              (20,524,119)        (17,945,762)
                                               ------------       -------------
                               Total           $  2,190,732       $   3,917,424
                                               ============       =============

5.   COMMITMENTS AND CONTINGENCIES

The Company is an operating entity and in the normal course of business, from time to time, may be involved in litigation. In management's opinion, any current or pending litigation is not material to the overall financial position of the Company.

6.   CONVERTIBLE DEBT AND WARRANTS

In connection with a Securities Purchase Agreement entered into with Crescent International Ltd., an institutional investor, on September 28, 2001, a Convertible Note was funded on October 2, 2001 and is due September 28, 2004. The Company is not required to pay interest on the Convertible Note unless the Company fails to deliver shares upon conversion. In such event, the Note will bear an interest rate of 8.0% per annum, payable in quarterly installments. The Company has recorded a beneficial conversion feature on the Convertible Note and Warrants based on the fair value of the common stock of $0.99 per share as of the date of commitment. The Warrants with an exercise price of $1.3064 per share, are valued using the Black-Scholes valuation method, and are recorded at $684,600. The beneficial conversion feature is calculated to be $914,279 and has been recorded as Additional Paid in Capital and a discount to the Convertible Note. The beneficial conversion feature is being amortized over three years, the life of the Note. For the nine month period ended September 30, 2002, the

                            Dauphin Technology, Inc.

                                   (Unaudited)

Company recognized $626,588 as interest expense on the amortization of the beneficial conversion feature. At conversion, the Company may record an additional beneficial conversion based on the market price of the stock at the conversion date. During the third quarter of 2002, Crescent converted $100,000 of the convertible note in exchange for 300,000 shares of common stock of the Company.

In April 2002, the Company entered into convertible note agreements with three individuals for $350,000. These Convertible Notes are due in October 2002 and bear an interest rate of 10.0% per annum, payable at the termination of the Note. At the option of the holder, at any time until the Convertible Note is paid in full, the Note may be converted, either in whole or in part, up to the principal amount of the Note, into shares of Common Stock of the Company at a conversion price of $0.50 per share. The beneficial conversion feature is calculated to be $66,000 and has been recorded as Additional Paid in Capital and a discount to the Convertible Note. The beneficial conversion feature is being amortized over six months, the life of the Note. For the nine month period ended September 30, 2002, the Company recognized $60,500 as interest expense on the amortization of the beneficial conversion feature. The Company is currently exploring alternative financing arrangements in order to repay these notes.

7.   EQUITY TRANSACTIONS

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

In August and September 2002, the Company re-priced approximately 1,854,667 warrants it had previously issued to outside consultants. The warrants were originally issued with an exercise price ranging from $1.50 to $0.50, and were re-priced with an exercise price of $0.25 per share. The re-pricing created a charge to earnings of approximately $121,700, which was calculated using the Black-Scholes pricing model assuming 0% dividend yield, risk free interest rate of 5%, volatility factor of 443% and an expected remaining life ranging from 1 to 5 months.

During the third quarter of 2002, the Company received proceeds in the amount of $491,750 for the exercise of 1,736,667 warrants.

During the third quarter of 2002, Crescent International Ltd. exercised $100,000 of the convertible note in exchange for 300,000 shares of common stock of the Company.

                            Dauphin Technology, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

8.   SUBSEQUENT EVENT

During October 2002, the Company began discussions with UniversalGR, a company offering applied software and hardware solutions around the world, including the United States and Greece. It specializes in project management, consulting, design, development, support services and installation of complete technological solutions. These discussions resulted in a letter of intent being signed on November 7, 2002 whereby the Company would acquire controlling interest of the outstanding common stock of UniversalGR in exchange for approximately eight million shares of common stock of the Company at the closing of the transaction, an additional 3,500,000 shares of common stock of the Company upon UniversalGR achieving revenues of $10,000,000 and an additional 3,500,000 shares of common stock of the Company upon UniversalGR achieving another $10,000,000 in revenue within the first fifteen months after closing the transaction. Preliminary due diligence has begun and the potential closing is scheduled for early December, 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

Total revenues for the three months ended September 30, 2002 and 2001 were approximately $177,000 and $422,000, respectively. Net sales increased from $69,000 in 2001 to approximately $177,000 in 2002. Net sales generated by the Company's interactive cable system subsidiary, Suncoast, accounted for approximately $170,000 of these revenues in the third quarter of 2002 and approximately $65,000 in the third quarter of 2001. The balance of sales is parts and accessories for the Orasis(R) and OraLynx(TM). Design service revenues in the third quarter of 2002 were $0 as compared to revenues of $353,000 in the second quarter of 2001. This reduction in design service revenue is a cessation in engineering projects available in the marketplace which the Company began experiencing in 2001. The Company does not anticipate any further revenues from design services for the remainder of fiscal year 2002. Cost of sales represents costs associated with the Suncoast operations, which decreased from $70,000 in 2001 to approximately $62,000 in 2002. Cost of services decreased from $301,000 in 2001 to $0 in 2002. The decrease is a result of reduction in engineering staff which began during the first quarter of 2002. Gross profit of $115,000 in 2002 is primarily attributable to the Suncoast operations. Gross profit of $51,000 for the third quarter of 2001 was negatively affected by the decline in engineering projects available to the Company.

Selling, general and administrative expenses increased to approximately $1,128,000 in 2002 from $751,000 in 2001. The increase of approximately $377,000 is due to the increase in expenses of the Company's branch office in Piraeus, Greece in the amount of $190,000, the increase in expenses of the interactive cable system subsidiary, Suncoast, amounting to approximately $73,000, increase in the corporate office expenses of $141,000 and offset by the decrease in expenses of the design engineering subsidiary amounting to approximately $27,000. The Company operated its branch office in Piraeus, Greece for the full three month period in 2002, whereas in 2001, expenses were only for one month. The Suncoast subsidiary incurred higher marketing, advertising and general administrative expenses in 2002. Included in the Corporate office selling, general and administrative expenses in 2002 is approximately $121,700 expense associated with the repricing of warrants which had previously been issued to outside consultants, travel costs of approximately $50,000, offset by a general reduction in office expenses of approximately $30,000.

Amortization of goodwill in 2001 amounted to $275,000 in the third quarter. This goodwill was a result of the acquisition of the net assets of Advanced Digital Designs, Inc. in 2000. The remaining balance of the goodwill was written off in the fourth quarter of 2001.

Research and Development expenses decreased to approximately $109,000 during the third quarter ended September 30, 2002 from $519,000 for the corresponding period in 2001. The set-top box design was substantially completed in the fourth quarter of 2001 which is reflected in the decrease in Research and Development expenses. In 2002, approximately 55% of Research and Development costs consisted of costs related to the development of software for the set-top box, with 45% related to further development of alternative mobile hand-held computer devices. In 2001, the majority of Research and Development costs were for the set-top box.

Interest expense increased to approximately $222,000 for the third quarter of 2002 from $5,000 for the third quarter of 2001. Included in interest expense in the third quarter of 2002 is three months amortization of the debt discount associated with the Convertible Notes, amounting to $220,000. The remaining interest is related to other borrowings. Interest expense in the third quarter of 2001 related to capital equipment leases and short term borrowings. Interest income declined from $95,000 in 2001 to $500 in 2002 due to the reduction of short-term funds held on deposit.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

Net loss

The consolidated loss after tax decreased for the third quarter ended September 30, 2002 to approximately ($1,344,000) or ($0.02) per share from ($1,405,000) or
($0.02) per share in 2001. The loss for 2002 was primarily attributed to the decrease in revenues from design services, the increase in selling, general and administrative costs generated by Suncoast and the branch office, the repricing of warrants, and the increase in interest expense. The loss for 2001 was primarily attributed to the amortization of goodwill associated with the acquisition of Advanced Digital Designs, Inc., and research and development costs regarding the set-top box. Loss per common share is calculated based on the monthly weighted average number of common shares outstanding, which were 67,291,757 for the three-month period ended September 30, 2002, and 63,819,568 for the three-month period ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

Total revenues for the Company decreased from approximately $1,249,000 in the first nine months of 2001 to $453,000 in the first nine months of 2002. Net sales increased from $79,000 in 2001 to approximately $376,000 in 2002. Net sales generated by the Company's interactive cable system subsidiary, Suncoast, accounted for approximately $351,000 of these revenues with the balance being parts and accessories for the Orasis(R) and OraLynx(TM). Design service revenues in the first nine months of 2002 were approximately $77,000 as compared to revenues of $1,170,000 in the first nine months of 2001. This reduction in design service revenue is a continuation of the decline in engineering projects available in the marketplace, which the Company began experiencing in 2001. The Company does not anticipate any further revenues from design services for the remainder of fiscal year 2002. Cost of sales represents costs associated with the Suncoast operations for 2002, whereas cost of sales in 2001 related to the costs of parts and accessories. Cost of services decreased from $940,000 in 2001 to $495,000 in 2002. The decrease is a result of reduction in engineering staff which began during the first quarter of 2002. Included in the costs for 2002 are termination and severance benefits paid to the engineering staff. Because of the reduction in design services revenue and the additional termination and severance benefits, gross profit margins were negatively affected and generated a gross loss of $221,000 for the third quarter of 2002 compared to a gross profit of $235,000 for the same period in 2001.

Selling, general and administrative expenses increased to approximately $3,390,000 for the first nine months ended September 30, 2002 as compared to $3,332,000 for 2001. Included in selling, general and administrative expenses in 2001 is approximately $1,242,000 attributable to the issuance of common stock for reimbursement pursuant to a personal guarantee. Selling, general and administrative expenses of the design engineering subsidiary for the nine months ended September 30, 2001, were approximately $124,000 as compared to $8,000 in 2002. This reduction is offset by the expenses of the Company's interactive cable system subsidiary, Suncoast, amounting to approximately $847,000, and the Company's branch office in Piraeus, Greece which amounted to approximately $767,000. The Company acquired the net assets of Suncoast in July 2001 and opened the branch office in August 2001. In the nine months ended September 30, 2002, approximately $289,000 of additional costs were incurred in connection with the repricing of warrants which had previously been issued to outside consultants.

Amortization of goodwill in 2001 amounted to $825,000 for the nine months ended September 30, 2001. This goodwill was a result of the acquisition of the net assets of Advanced Digital Designs, Inc. in 2000. The remaining balance of the goodwill was written off in the fourth quarter of 2001.

Research and Development expenses decreased to approximately $474,000 for the nine months ended September 30, 2002 from $1,760,000 for the corresponding period in 2001. The set-top box design was substantially completed in the fourth quarter of 2001 which is reflected in the decrease in Research and Development expenses. In 2002, approximately 68% of Research and Development costs consisted of costs related to the development of software

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

for the set-top box, with 32% related to further development of alternative mobile hand-held computer devices. In 2001, the majority of Research and Development costs were for the set-top box.

Interest expense for the nine months ended September 30, 2002 increased to approximately $699,000 as compared to $17,000 for the same period in 2001. Included in interest expense for 2002 is nine months amortization of the debt discount associated with the Convertible Notes, amounting to $687,000. The remaining interest is related to capital equipment leases, mortgage note and other borrowings. Interest expense for the nine months ended September 30, 2001 related to capital equipment leases and short term borrowings. Interest income declined from $208,000 for the nine months ended September 30, 2001 to $7,000 for the nine months ended September 30, 2002 due to the reduction of short-term funds held on deposit.

Balance Sheet

Total assets for the Company at September 30, 2002 were approximately $2,191,000, a decrease of approximately $1,726,000 from December 31, 2001. The decrease was primarily attributable to the net cash used in operations of approximately $2,495,000, the purchase of equipment of $432,000, offset by the proceeds from the sale of the building and other assets of $460,000, exercise of stock warrants and stock options of $1,368,000 and the increase in borrowings of $529,000.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred a net operating loss in each year since it's founding and as of September 30, 2002 has an accumulated deficit of approximately $64,370,000 and a deficit in shareholders equity of approximately $905,000. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to procure and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

For the nine months ended September 30, 2002, the Company used $2,495,000 of cash in operating activities, and generated $29,000 of cash from investing activities and $1,788,000 of cash from financing activities that produced a decrease in cash of $677,000 for the nine months. The net loss of $4,726,000 was partially offset by the non-cash items of depreciation and amortization, repricing of warrants issued in lieu of consulting fees, decrease in inventory and amortization of the debt discount associated with the Convertible Note. Investing activities consisted of the purchase of equipment for installations associated with the interactive cable systems and proceeds from the sale of a building and other assets. Financing activities consisted of the exercise of options and warrants, increase in convertible notes and the increase in short-term borrowings. As of September 30, 2002, the Company had current liabilities in excess of current assets, whereas at December 31, 2001, the Company had a current asset to current liabilities ratio of 2:1. The Condensed Consolidated Statements of Cash Flows, included in this report, detail the other sources and uses of cash and cash equivalents.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                            THE RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Securities Purchase Agreement permits the Company to sell to Crescent and requires Crescent to purchase from the Company, at the Company's sole discretion, common stock of the Company for up to $7.5 million over a 24-month period. Individual sales are limited to $1.5 million, or a higher amount if agreed to by the Company and Crescent, and each sale is subject to our satisfaction of the following conditions precedent (none of which are within the control of Crescent): (1) the Company's representations and warranties must be true and complete, (2) the Company must have one or more currently effective registration statements covering the resale by Crescent of all shares issued in prior sales to Crescent and issuable upon the conversion of the Convertible Note, (3) there must be no dispute as to the adequacy of disclosures made in any such registration statement, (4) such registration statements must not be subject to any stop order, suspension or withdrawal, (5) the Company must have performed its covenants and obligations under the Securities Purchase Agreement,
(6) no statute, rule, regulation, executive order, decree, ruling or injunction may have been enacted, entered, promulgated or adopted by any court of governmental authority that would prohibit the Company's performance under the Securities Purchase Agreement, (7) the Company's common stock must not have been delisted from its principal trading market and there must be no trading suspension of its common stock in effect, and (8) the issuance of the designated number of shares of common stock with respect to the applicable sale must not violate the shareholder approval requirements of the Company's principal trading market. The aggregate amount of all sale shares and convertible notes issued cannot exceed $10 million. The amount of the sale is limited to twice the average of the bid price multiplied by the trading volume during the 22 trading day period immediately preceding the date of sale. When the total amount of securities issued to Crescent equals or exceeds $5 million, the Company shall issue to Crescent a subsequent incentive warrant exercisable to purchase 400,000 shares of common stock at a price equal to the bid price on the date the incentive warrant is issued. The Company cannot currently access these funds because it does not have a current effective registration statement with the Securities and Exchange Commission covering shares available to sell to Crescent.

The Company elected to pursue the above financing arrangements with Crescent International because the Company's previous financing arrangement with Techrich contained certain limitations as it related to the market price of our common stock, the average volume of shares traded on a daily basis and other such factors which would not generate the greatest benefit to the Company's shareholders. In addition, the financing arrangement with Techrich expired at the end of January 2002. Because of the changes in circumstances and the current financial conditions of the Company, management decided to explore alternatives. Several were reviewed, including private placements, various long-term debt arrangements with different investment bankers and other equity lines similar to the one with Techrich. Management felt that the financing offered by Crescent was the best alternative and was in the best interest of the Company and its shareholders. The Company expects to rely on the above financing arrangements in order to continue its development and procurement of products and to continue its ongoing operations in the short-term. The long-term cash needs of the Company will be dependent on the successful development and procurement of the Company's products and their success in the market place. At the current rate, the Company is not able to internally generate sufficient funds for operations and will be required to rely on outside sources for continued funding until such time as the Company's operations generate a profit and cash is generated from operations. The Company has historically issued and may continue, if the circumstances warrant, common stock to vendors and suppliers in lieu of cash for products and services provided to the Company.

In order to provide additional cash for operations, in April 2002, the Company entered into convertible note agreements with three individuals for $350,000. These Convertible Notes are due in October 2002 and bear an interest rate of 10.0% per annum, payable at the termination of the Note. At the option of the holder, at any time until the Convertible Note is paid in full, the Note may be converted, either in whole or in part, up to the principal amount of the Note, into shares of Common Stock of the Company at a conversion price of $0.50 per share. As of November 12, 2002, these notes had not been converted into common stock of the Company, and the Company had not repaid the loans. The Company is currently exploring alternative financing arrangements in order to repay these notes.

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

During October 2002, the Company began discussions with UniversalGR, a company offering applied software and hardware solutions around the world, including the United States and Greece. It specializes in project management, consulting, design, development, support services and installation of complete technological solutions. These discussions resulted in a letter of intent being signed on November 7, 2002 whereby the Company would acquire controlling interest of the outstanding common stock of UniversalGR in exchange for approximately eight million shares of common stock of the Company at the closing of the transaction, an additional 3,500,000 shares of common stock of the Company upon UniversalGR achieving revenues of $10,000,000 and an additional 3,500,000 shares of common stock of the Company upon UniversalGR achieving another $10,000,000 in revenue within the first fifteen months after closing the transaction. UniversalGR has recently signed a $43.5 million contract with Tihovatis, AE to provide technology equipment, consulting, maintenance and support services for a housing and resort development currently under construction. Preliminary due diligence has begun and the potential closing is scheduled for early December, 2002. The pending acquisition will create a vehicle for the Company to sell its products through. UniversalGR currently has a contract for approximately $43.5 million for the installation of security equipment, appliances, computers, cameras and other technology equipment in a housing development and hotel. The successful completion of the pending acquisition is critical to the Company's future success.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                           None

Item 2.         Changes in the Rights of the Company's Security Holders.    None

Item 3.         Default by the Company on its Senior Securities.            None

Item 4.         Submission of Matters to a Vote of Securities Holders.      None

Item 5.         Other Information.                                          None

Item 6(a).      Exhibits.

     Exhibit 99.1      Chief Executive Officer Certification
     Exhibit 99.2      Chief Financial Officer Certification

Item 6(b).      Reports on Form 8-K.                                      None



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAUPHIN TECHNOLOGY, INC.
  (Registrant)


Date: November 18, 2002                       By: /s/ Andrew J. Kandalepas
                                                  ------------------------------
                                                       Andrew J. Kandalepas
                                                       Chief Executive Officer

Date: November 18, 2002                       By: /s/ Harry L. Lukens, Jr.
                                                  ------------------------------
                                                       Harry L. Lukens, Jr.
                                                      Chief Financial Officer