Form 10-K
period 2004-12-31
DAUPHIN TECHNOLOGY INC
filed 2006-01-18
CIK 832489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   X    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
 -----  Act of 1934.

                     For fiscal year ended December 31, 2004

 _____ Transaction Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission File No. 33-21537-D

                            DAUPHIN TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

              Illinois                                 87-0455038
   (State or other jurisdiction of        (IRS Employer Identification Number)
   incorporation or organization)

1014 E. Algonquin Rd., Suite 111, Schaumburg, Illinois             60067
      (Address of principal executive offices)                  (Zip Code)

                                 (847) 303-6566
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. (1) Yes      No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of January 17, 2006 is $115,480,713.

As of January 17, 2006, the number of Shares of the Registrant's Common Stock, $.001 par value, is 99,552,339 issued and outstanding.

                            DAUPHIN TECHNOLOGY, INC.

                                Table of Contents


PART I                                                                        4
Item 1. Description of Business                                               4
   General                                                                    4
   Previous Operations                                                        5
   Discontinued Products and Services                                         5
   Research and Development                                                   6
   Employees                                                                  6
Item 2.  Properties                                                           6
Item 3. Legal Proceedings                                                     6
Item 4. Submission of Matters to Vote of Security Holders                     6

PART II                                                                       6
Item 5. Market for the Registrant's Common Stock and Related
        Security Holders Matters                                              6
   Market Price of Common Stock                                               6
   Holders                                                                    7
   Dividend Policy                                                            7
   Common Stock                                                               7
   Preferred Stock                                                            7
   Warrants and Options                                                       8
   Transfer Agent and Registrar                                               8
Item 6. Selected Financial Data                                               9
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             9
   Forward Looking Statements                                                 9
   Critical Accounting Policies                                               9
   Interest Rate Risk                                                        10
   Inflation                                                                 10
   Results of Operations 2004 Compared to 2003                               10
   Fourth Quarter 2004 Compared to Fourth Quarter 2003                       10
   Results of Operations 2003 Compared to 2002                               11
   Liquidity and Capital Resources                                           11
   Off-Balance Sheet Arrangements                                            11
   Risk Factors                                                              11
Item 7A. Quantitative and Qualitative Disclosures about Market Risk          14
   Interest Rate Sensitivity                                                 14
   Foreign Currency Exchange Risk                                            14
Item 8. Financial Statements and Supplementary Data                          14
Item 9. Changes in and Disagreements with Accountants on Accounting
        or Financial Disclosure                                              14
Item 9A. Controls and Procedures                                             14
Item 9B. Other Information                                                   15

PART III                                                                     15
Item 10. Directors, Executive Officers and Officers of the Registrant        15
   Directors and Officers                                                    15
   Other: Involvement in Certain Legal Proceedings                           16
   Compliance With Section 16(a) of the Exchange Act                         16
   Involvement by Management in Public Companies                             16
   Code of Ethics                                                            16
Item 11. Executive Compensation                                              16
Item 12. Security Ownership of Certain Beneficial Owners and Management      17
Item 13. Certain Relationships and Related Party Transactions                17
Item 14. Principal Accounting Fees and Services                              17

PART IV                                                                      18
Item 15. Exhibits, Financial Statements, Schedules and Reports
         on Form 8-K                                                         18

SIGNATURES                                                                   19

CERTIFICATIONS                                                               20

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

                                     PART I

Item 1. Business

General

Dauphin Technology, Inc. ("Dauphin," "we," "our," "us," or "Company") an Illinois corporation, was formed on June 6, 1988 and became a public entity in 1991. In 1993 and 1994 the Company encountered severe financial problems. On January 3, 1995, the Company filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Court for the Northern District of Illinois, Eastern Division. The Company operated under Chapter 11 until July 23, 1996, when it was discharged as Debtor-in-Possession and bankruptcy proceedings were closed.

Following its emergence from bankruptcy, Dauphin and its subsidiaries were primarily engaged in designing and marketing mobile hand-held, pen-based computers and set-top boxes. The Company also was a provider of private, interactive cable systems to the extended stay hospitality industry. One of the Company's subsidiaries also performed design services, specializing in hardware and software development, to customers in the communications, computer, video and automotive industries. At one point the Company employed more than 125 people consisting of engineering, sales and marketing, customer service, administrative, and other personnel.

The Company was unsuccessful in its operations and terminated those operations in December 2003. (See "Item 1, Description of Business - Previous Operations"). Included in those operations was Suncoast Automation, Inc., which the Company sold on April 28, 2003. We were unsuccessful in generating income from or positive cash flow from any of our operations, including Suncoast's operations. Our operations in Greece and Suncoast operations have been included and presented as "Discontinued Operations" in this Form 10-K and in the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002. Due to the fact that the Company has no operations, the Company, since January 1, 2004, is considered a development stage company under SFAS No. 7. Because of a lack of resources, we were unable to comply with our filing requirements under
Section 13 of the Securities Exchange Act of 1934, as amended. In November 2003, Dauphin's Board of Directors, as then constituted, considered and approved a plan to discontinue all operations and to seek out potential merger and or acquisition candidates. As a result the Company is considered a development stage business since January1, 2004 for financial reporting purposes.

In July 2005, the Company entered into a non-binding letter of intent whereby Dauphin intends to acquire all of the issued and outstanding capital stock of GeoVax, Inc. a Georgia biotechnology company established to develop, license and commercialize the manufacture and sale of human vaccines for diseases caused by HIV-1 (Human Immunodeficiency Virus) and other infectious agents. The proposed transaction shall become binding upon the parties' execution of a Definitive Merger and Reorganization Agreement, and an affirmative vote of approval from each companies' shareholders. There is no assurance that we will be successful in finalizing this transaction. If the transaction is completed, there is no assurance that the surviving company will be economically successful.

The Company's executive offices are at 1014 East Algonquin Road, Suite 111, Schaumburg, Illinois. Currently, the Company employs one individual.

The Company's stock is traded on the over-the-counter market and is quoted in the National Quotation Bureau's Pink Sheets, under the symbol DNTK.

Previous Operations

Following our emergence from bankruptcy in 1996, management formulated a strategic business plan to diversify the Company's operations to eliminate dependence on a single product line or industry.

The plan incorporated an initial focus on the hand-held mobile computer market. In particular, it focused on development of miniaturized mobile computers that would be incorporated in electronic solutions for vertical markets. In addition to mobile computing markets, management focused on producing and marketing other electronic devices, namely set top boxes, coupled with targeted acquisitions in the technology sector.

On August 28, 2000 the Company, through a newly formed subsidiary named ADD Acquisitions Corp., acquired all of the assets of T & B Design, Inc. (f/k/a Advanced Digital Designs, Inc.), Advanced Technologies, Inc., and 937 Plum Grove Road Partnership pursuant to an Asset Purchase Agreement. The subsidiary then changed its name to Advanced Digital Designs, Inc. ("ADD"). ADD specialized in design services in the telecommunications industry, especially wireless and cable-based product development, as well as multimedia development, including digital video decoding and processing.

To assist us in further development and marketing of our set-top box products, on July 1, 2001, we acquired substantially all of the net assets of Suncoast Automation, Inc. ("Suncoast"). Suncoast was a provider of private, interactive cable systems to the extended stay hospitality industry utilizing our set-top boxes.

In August 2001, we signed a sales and marketing agreement with the Hellenic Telecommunications Organization S.A. (OTE) to sell set-top boxes through their more than 400 retail shops, as well as to participate in several vertical projects, meaning with other businesses or governmental agencies, that OTE was managing. This relationship marked our entry into the consumer marketplace with our products. As a result of the agreement with OTE and other similar marketing agreements reached with Orbit Plan and the Dialogue Group of Companies, we established a European branch office consisting of twelve sales, marketing, customer service and technical support personnel located in Piraeus, Greece.

The Company planned to market for consumer use, in conjunction with its three versions of set-top boxes, a portfolio of complimentary peripheral devices such as video telephones, displays, home cinema equipment, wireless local area network (LAN) devices and various conferencing accessories. Specific consumer markets included retail chains, Internet Service Providers (ISP), and satellite programming providers.

As a result of the agreements noted above, we became involved in vertical projects to develop communications solutions for law enforcement, defense, surveillance and Olympic security utilizing Terrestrial Trunked Radio (TETRA) technology. As a part of this solution, the Company began development of a next generation Orasis(R) by exploring alternative mobile hand-held computer products through original equipment manufacturers.

Discontinued Products and Services

Orasis(R) was a hand-held computer we developed with features to meet the desires expressed by many potential customers. The unit was developed with the multi-sector mobile user in mind. As such, it incorporated an upgradable processor, user upgradable memory and hard disc, various modules and mobile devices to satisfy the needs of various industries. In 2001 we began developing a new version of the Orasis(R). The new Orasis(R) had most of the same features as the original design, but incorporated new technologies.

A set-top box is an electronic device that converts digital signals into a user acceptable format via other electronic devices such as television sets, telephones and computers. The OraLynx(TM) set-top box processed high-speed video, provided storage and worked with coaxial cable, ADSL and fiber. For service providers, the OraLynx(TM) set-top box enabled integration of data, voice, and video over one unified network using one termination device. For end users, the OraLynx(TM) set-top box served as a simple yet sophisticated gateway and access device that can be controlled with a remote control, keyboard or other mobile handheld device. The OraLynx(TM) set-top box could be networked to PC's, Internet appliances, and more. The OraLynx(TM) provided direct access to interactive TV, video-on-demand and ATM or IP voiceover phone service. Basic unit features were as follows:

         o    High quality/high speed user interface (2D graphics)
         o    Seamless Video-on-Demand Service

         o    Instant Telephone Access
         o    IP or ATM voiceover
         o    Supports   standard   Internet   protocols  and  various  Internet
              connections (xDSL, SONET, ATM25, Ethernet)
         o    Networking and Smart Appliance Interface
         o    Provides wireless or conventional networking

The Company also designed, constructed, installed and maintained private interactive entertainment systems, focused primarily on the extended stay hospitality industry, which utilized our set-top boxes. We provided all service and maintenance on the entire systems. In addition to basic cable TV, our systems offered high speed internet connectivity, tiered programming, pay-per-view, games, room messaging, folio view, express check-out and community channels.

Since December 2003, the Company has conducted no operations with the exception of our CEO's efforts to find a suitable merger candidate.

Research and Development

Substantially all of our research and development efforts related to the development of handheld computers and set-top boxes. In an effort to compete in the highly competitive hardware markets, we endeavored to develop technologically advanced products. Our total research and development expenditures were approximately $0.0, $0.0 and $517,771 in 2004, 2003 and 2002, respectively and have been included in discontinued operations. The Company retained all rights and intellectual property acquired during the development of their hand-held products and peripheral devices, and its set-top boxes.

Employees

As of December 31, 2004, we had one full-time employee.

Item 2.  Properties

The Company's offices are currently located at 1014 East Algonquin Road, Suite 111, Schaumburg, Illinois. In 2003 and 2002 we operated a branch office consisting of 2,800 square feet at II Merarchias 2 Street and Aki Miaouli, 185 35, Piraeus, Greece.

Suncoast Automation Inc. facilities were located at 150 Dunbar Avenue, Oldsmar, Florida 34677. Suncoast occupied 3,000 square feet of space of which 1,500 square feet was office space and 1,500 square feet was warehouse. This lease was transferred as part of the sale of Suncoast in April 2003.


Item 3. Legal Proceedings

On October 17, 2005, the Company settled a dispute with two former employees of one of its subsidiaries, Suncoast Automation, Inc., by issuing them, in total, 300,651 shares of its common stock.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders during the years ending 2004, 2003 and 2002.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holders Matters

Market Price of Common Stock

The Company's common stock is traded on the over-the-counter market and is quoted in the National Quotation Bureau's Pink Sheets. The following table shows the range of representative bid prices for the common stock. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions:

Bid Prices
----------

                       2002                    2003                  2004
                       ----                    ----                  ----
                  High        Low        High        Low        High       Low
                  ----        ---        ----        ---        ----       ---
First Quarter    $ 1.370    $ 0.520     $ 0.260    $ 0.130    $ 0.380    $ 0.050
Second Quarter     0.790      0.390       0.170      0.080      0.770      0.130
Third Quarter      0.650      0.300       0.140      0.070      0.460      0.150
Fourth Quarter     0.480      0.190       0.090      0.040      0.340      0.100

Holders

The number of shareholders of record of the Company's common stock as of October 24, 2005 as reported by the Company's transfer agent is approximately 19,000. A number of the Company's shareholders on record are brokerage firms or stock clearing agencies. Therefore, we believe the total number of beneficial shareholders is greater than 19,000.

Dividend Policy

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Common Stock

The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $0.001 par value. As of October 24, 2005 there were 98,802,339 shares of common stock issued and outstanding held by approximately 19,000 shareholders of record. As of October 24, 2005, the Company does not have sufficient authorized common stock to issue to holders of outstanding warrants and options, or shares needed should the convertible debt holders exercise their right to convert to common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the shareholders. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor (see "Market Price of Common Stock" and "Dividend Policy"). In the event of a liquidation, dissolution or winding up of the Company, holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding preferred stock. Holders of common stock have no right to convert their common stock into any other securities and have no cumulative voting rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. In the second quarter of 2005, we issued 10,000,000 shares of the Company's preferred stock to one investor as follows: 10,000,000 shares of $0.01 Par Value, Preferred Shares of stock designated "Series A, $0.01 Par Value, Preferred Stock," and bears the following preferences, voting powers, restrictions, limitations as to dividends, qualifications, and terms and conditions as follows:

(1) Designation and Initial Number. The class of shares of Preferred Stock hereby classified shall be designated the "Series A, $0.01 Par Value, Preferred Stock." The initial number of authorized shares of the Preferred Stock shall be 10,000,000 shares.

(2) Dividends. The holders of the Preferred Stock shall be entitled to receive, out of funds at the time legally available for payment of dividends, a cumulative annual dividend at the rate of $0.01 per share payable on the last day of each year, if, as and when determined by the Board of Directors, before any dividend shall be set apart or paid during the relevant annual period on any other capital stock. An "annual period" shall mean a twelve-month period commencing on the first day of January and ending the last day of December in each year.

(3) Liquidation or Dissolution. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Corporation, the holders of the issued and outstanding Preferred Stock shall be entitled to receive for each share of Preferred Stock, before any distribution of the assets of the Corporation shall be made to the holders of any other capital stock, $0.01 per share, plus all accrued and unpaid dividends declared thereon, without interest. After such payment shall have been made in full to the holders of the issued and outstanding Preferred Stock, or funds necessary for such payment shall have been set aside in trust for the account of the holders of the issued and outstanding Preferred Stock so as to be and continue to be available therefore, then, before any further distribution of the assets of the Corporation shall be made, a dollar amount equal to that already distributed in the aggregate to the holders of the Preferred Stock shall be distributed pro rata to the holders of the other issued and outstanding capital stock of the Corporation, subject to the rights of any other class of capital stock set forth in the Articles of Incorporation, as amended, of the Corporation. After such payment shall have been made in full to the holders of such other issued and outstanding capital stock, or funds necessary for such payment shall have been set aside in trust for the account of the holders of such other issued and outstanding capital stock so as to be and continue to be available therefore, the holders of the issued and outstanding Preferred Stock shall be entitled to participate with the holders of all other classes of issued and outstanding capital stock in the final distribution of the remaining assets of the Corporation, and, subject to any rights of any other class of capital stock set forth in the Articles of Incorporation, as amended, of the Corporation, the remaining assets of the Corporation shall be divided and distributed ratably among the holders of both the Preferred Stock and the other capital stock then issued and outstanding according to the proportion by which their respective record ownership of shares of the Preferred Stock and such other capital stock bears to the total number of shares of the Preferred Stock and such other capital stock then issued and outstanding. If, upon such liquidation, dissolution, or winding up, the assets of the Corporation distributable, as aforesaid, among the holders of the Preferred Stock shall be insufficient to permit the payment to them of said amount, the entire assets shall be distributed ratably among the holders of the Preferred Stock. A consolidation or merger of the Corporation, a share exchange, a sale, lease, exchange or transfer of all or substantially all of its assets as an entirety, or any purchase or redemption of stock of the Corporation of any class, shall not be regarded as a "liquidation, dissolution, or winding up of the affairs of the Corporation" within the meaning of this Section 3.

(4) Voting Rights. Each share of Preferred Stock is entitled to twenty votes, voting together with the holders of shares of Common Stock and not as a class, on each matter submitted to a vote at a meeting of stockholders of the Corporation.

(5) Changes in Terms of Preferred Stock. The terms of the Preferred Stock may not be amended, altered or repealed, and no class of capital stock or securities convertible into capital stock shall be authorized that has rights superior to or on a parity with the holders of Preferred Stock as to dividends, liquidation or voting, without the consent of the holders of at least two-thirds of the outstanding shares of Preferred Stock.

Warrants and Options

As of October 24, 2005 there are a total of 1,704,999 Warrants issued and outstanding in the hands of approximately 10 investors and consultants, resulting from fund raising. These Warrants are convertible at any time into the Company's $0.001 par value common stock. The per share strike prices of these Warrants range from $0.10 to $1.3064. These Warrants typically expire three years from the date of issuance with the earliest set to expire December 3, 2005 and the latest June 24, 2007. The Warrants include a change of form provision in them, whereby if a change in the form of the common stock occurs due to stock splits, stock dividends, or mergers, the holders are entitled to receive a pro-rata increase of shares at a discounted price. However, the holders of the Warrants do not have any voting rights and are not entitled to receive any cash or property dividends declared by the Board of Directors until they convert the Warrants into common shares. At the time such Warrants are exercised, the common shareholders' ownership percentage of the Company will be diluted. The Company has 626,666 options outstanding at December 31, 2004.

Transfer Agent and Registrar

American Stock Transfer and Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Item 6. Selected Financial Data

The Selected Financial Data for the years 2003, 2002, 2001 and 2000 has been reclassified to conform to the presentation of 2004. The Company became a development stage company effective January 1, 2004, and the operations of the Company have been presented as discontinued operations.

Year Ended December 31
----------------------
                                   2004              2003              2002              2001             2000
                                   ----              ----              ----              ----             ----
Net Sales                      $          -    $            -    $        19,621   $        16,678    $        63,913
Net Loss from Continuing
Operations                       (1,658,941)         (735,159)        (2,087,341)       (8,937,121)        (5,370,538)
Net Loss from Discontinued
Operations                         (548,865)       (2,341,921)        (2,978,505)       (6,095,339)        (2,144,441)
                               --------------------------------------------------------------------------------------
     Total Net Loss            $ (2,207,806)   $   (3,077,080)   $    (5,065,846)  $   (15,032,460)   $    (7,514,979)

Loss Per Share from
Continuing Operations          $      (0.02)   $        (0.01)   $         (0.03)  $         (0.14)   $         (0.09)
Loss Per Share from
Discontinued Operations               (0.00)            (0.03)             (0.04)            (0.10)             (0.06)
                               --------------------------------------------------- ----------------------------------
     Total Loss Per Share      $      (0.02)   $        (0.04)   $         (0.07)  $         (0.24)   $         (0.15)


Total Assets                   $     19,161    $      172,197    $     2,028,420   $     3,917,424    $    11,160,777

Long - Term Debt               $  2,405,078    $        2,591    $     1,077,650   $     1,196,777    $       102,133

Working Capital(Deficit)       $ (2,541,107)   $   (3,814,621)   $    (1,918,335)  $       680,392    $     3,015,210

Shareholders (Deficit) Equity  $ (4,946,185)   $   (3,817,212)   $    (1,486,358)  $       268,940   $    10,520,864


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Dauphin is currently a development stage company. In December 2003 our previous operations were terminated. We currently have no operations and limited assets. As described in Item 1 of this Form 10-K, we have entered into a letter of intent to acquire GeoVax, Inc. If the transaction contemplated by the letter of intent takes place, it will result in us conducting certain business operations now conducted by GeoVax. However, there is no assurance that the Company will be successful in completing the transaction. Accordingly, any comparison between the current financial position and business plan of the Company and our historical financial condition and operations is not meaningful.

Critical Accounting Policies

The Company's critical accounting policies include the following:

Revenue Recognition - The Company recognizes revenues from goods and services when there is a binding agreement, the product has been completely shipped or service has been delivered, collection is reasonably assured, and the Company has no significant obligations remaining. Portions of the purchase price of the Company's products collected from customers in advance of product delivery are recorded as deferred revenue.

Stock Options and Warrants - In accordance  with SFAS No. 123,  "Accounting  for
Stock-Based Compensation," the Company estimates the fair value of the consideration recorded for stock options and warrants issued using the Black-Scholes option-pricing model. For those stock options and warrants that have variable characteristics, the Company will continue to use this methodology to periodically reassess the fair value of the consideration to determine if the value of the consideration recorded in the consolidated financial statements requires adjustment. Changes in the assumptions used in the option-pricing model, including the market price of the Company's common stock and risk-free interest rates, may result in fluctuations in the estimated fair value and carrying value of the consideration recorded for variable non-employee stock options and warrants.

Income Taxes - The Company accounted for income taxes in accordance with the asset and liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled.

Impairment of Assets - On an ongoing basis, the Company estimated the future undiscounted cash flows, before interest, of the operating unit to which the goodwill relates in order to evaluate its impairment. If impairment existed, the carrying amount of the goodwill was reduced by the estimated shortfall of cash flows.

Interest Rate Risk

We anticipate that a substantial amount of our current and future debt, and the associated interest expense will be subject to changes in the level of interest rates. Increases in interest rates would result in incremental interest expense.

Inflation

The Company does not believe that inflation will negatively impact its business plans.

Results of Operations 2004 Compared to 2003

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

As described in Footnote 16 to the financial statements herein, Dauphin substantially discontinued its operations in the fourth quarter of 2003. Accounting rules dictate that results from our previous operations be treated as, "Discontinued Operations" for financial statement purposes. As a result, revenues for the Company for 2004 and 2003 were $0.0.

Selling, general and administrative expenses increased to approximately $1,548,000 for 2004 as compared to $677,000 for 2003. Losses from operations were $(1,658,941) and $735,159 in 2004 and 2003 respectively. A material part of the change in operations was due to the fair market adjustment of the derivative liability at each year end. General and administrative expenses for 2004 consisted of expenses associated with the issuance of common stock for reimbursement pursuant to numerous agreements in lieu of cash to numerous consultants.

Interest expense decreased to approximately $337,000 for the year ended December 31, 2004 from $555,000 for the year ended December 31, 2003. The decrease in interest expense in 2004 resulted from a decrease in amortization of debt discount.

Losses on operations of discontinued operations were $548,865 and $1,115,496 in 2004 and 2003 respectively. We recorded a loss on the sale of a discontinued subsidiary in 2003 of $1,226,425.

Fourth-Quarter 2004 Compared with Fourth-Quarter 2003

Selling, general and administrative expenses for fourth-quarter of 2004 increased to $214,653 compared with $27,630 for the fourth-quarter of 2003. This increase was due primarily as a result of settlement payments made to consultants and former employees. All other selling, general and administrative expenses are comparable between the fourth quarter of 2004 and 2003.

Interest expense for the fourth quarter of 2004 decreased over that of the fourth quarter for 2003. The decrease in interest is attributable to the amortization of the beneficial conversion feature associated with the Convertible Notes in 2003 which discount became fully amortized in the third quarter of 2004.

Losses on operations of discontinued operations for the fourth quarter of 2004 and 2003 were $328,603 and $987,585 respectively.

Results of Operations 2003 Compared to 2002

Selling, general and administrative expenses decreased to approximately $676,000 for 2003 as compared to $2,413,000 for 2002. Selling, general and administrative expenses for 2003 consisted of corporate related overhead, including salaries, professional fees and additional costs associated with financing. For the year 2002, selling, general and administrative costs were primarily expenses associated with corporate overhead including salary and related benefits, rent expense, legal and professional fees, and travel related expenses.

Interest expense decreased to approximately $555,000 for the year ended December 31, 2003 from $928,000 for the year ended December 31, 2002. The interest expense in 2003 and 2002 is the amortization of the debt discount associated with the Convertible Notes.

Losses on operations of discontinued subsidiaries were $1,115,496 and $2,978,505 in 2003 and 2002 respectively.

Liquidity and Capital Resources

The Company has incurred a net operating loss in each year since its founding and as of December 31, 2004, has an accumulated deficit of $70,125,879. The Company expects to incur operating losses over the near term. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

For the year ended December 31, 2004 the Company used $1,234,661 of cash in operating activities and generated $1,242,164 of cash from financing activities that produced an increase in cash of $7,503 for the year. The net loss of $2,207,806 was partially offset by the non-cash items of convertible loans issued in lieu of consulting fees and assets from discontinued operations. Financing activities consisted primarily of the issuance of convertible loans for $1,243,578 and the sale of stock for $323,000. As of December 31, 2004 the Company had current liabilities in excess of current assets of approximately $2,541,000. The Consolidated Statements of Cash Flows, included in this report, detail the other sources and uses of cash and cash equivalents.

The Company has funded losses from operations in the current year primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term. There is no assurance that the Company will be successful in raising the needed amounts of capital and debt needed to sustain the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Risk Factors

Readers should carefully consider the risks described below in evaluating the Company's business. The following risks and uncertainties are not the only risks and uncertainties facing the Company.

We have an accumulated deficit due to substantial losses incurred over the last eight years.

Since July 1996 we have operated with substantial losses from operations and have an accumulated deficit of $70,125,879 as of December 31, 2004. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to procure and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained. Our financial performance may make it difficult for potential sources of capital to evaluate the viability of our business to date and to assess its future viability.

We currently have no operations.

The Company was unsuccessful in its operations and terminated those operations in December 2003. Our previous business operations were limited and did not result in (i) significant revenues, (ii) the accumulation of a significant dollar amount of assets, or (iii) in earnings. Because of a lack of funds, we were unable to fund the costs of complying with our filing requirements under
Section 13 of the Securities Exchange Act of 1934, as amended. In November 2003, Dauphin's Board of Directors, as then constituted, considered and approved a plan to discontinue all operations and to seek out potential merger and or acquisition candidates. During 2004, the Company wound down its remaining operations and completed ceasing those operations in December 2004.

The Company's ability to continue as a going concern is questionable.

Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations, restructuring its debt obligations, and obtaining additional outside financing. The Company has funded losses from operations in the current year primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term.

Planned transaction with GeoVax may not be completed.

In July 2005, the Company entered into a non-binding letter of intent whereby Dauphin intends to acquire all of the issued and outstanding capital stock of GeoVax, Inc. a Georgia biotechnology company established to develop, license and commercialize the manufacture and sale of human vaccines for diseases caused by HIV-1 (Human Immunodeficiency Virus) and other infectious agents. The proposed transaction shall become binding upon the parties' execution of a Definitive Merger and Reorganization Agreement, and an affirmative vote of approval from each companies' shareholders. There is no assurance that we will be successful in finalizing this transaction. If the transaction is completed, there is no assurance that the surviving company will be economically successful. Regardless of the outcome with GeoVax, we may not be successful in finding any suitable merger or acquisition candidate. If we are not successful in finding any suitable candidate, it would raise substantial doubt as to our ability to continue any operations.

Funding Requirements.

In order to continue its planned transaction, the Company must obtain additional funding. The Company has no source of working capital except the prospect of obtaining new equity or debt financing. We have no revenues and therefore rely solely on obtaining either equity or debt financing. The Company must continue to sell equity or find another source of operating capital until its operations are profitable.

While the Company's financial statements have been prepared under the assumption that the Company will continue as a going concern, the independent registered public accounting firm's report on the Company's 2004 financial statements, included an explanatory paragraph relating to the substantial doubt as to the Company's ability to continue as a going concern.

The Company does not have sufficient shares of common stock authorized to meet its obligations.

Currently, we do not have enough authorized shares of common stock to issue to holders of options and warrants, as well obligations pursuant to our convertible loans and convertible debentures. This deficiency in the number of authorized shares of common stock can only be rectified by an affirmative vote of the majority of our shareholders to amend our Articles of Incorporation to reflect an increased number of authorized shares of common stock. There can be no assurance that our shareholders will approve an amendment to our Articles of Incorporation.

The Company is not compliant with all of the required annual and periodic filings.

As of the date of this report, we have not filed all of the reports necessary to be compliant with the Securities and Exchange Commission's requirements for publicly traded companies. The fact that we are not compliant means, among other things, that there is not current information publicly available to shareholders or potential investors. Although the Company intends to file all of the reports required to become compliant, there can be no assurance that we will be successful in doing so.

Shareholders may suffer dilution from the exercise of existing options, warrants and convertible notes; the terms upon which we will be able to obtain additional equity capital could be adversely affected.

Our common stock may become diluted if any of the outstanding warrants to purchase our common stock are exercised. The total number of shares that may be issued pursuant to the outstanding warrants is 1,704,999.

It is likely that our shares will be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control.

The securities markets have recently experienced significant price and volume fluctuations. The market prices and volume of securities of and development-stage companies have been especially volatile. Market volatility and other market conditions could reduce the market price for our shares. Our stock price has fluctuated in the past and could continue to do so in the future. Your investment in the Company's stock could lose value. Some of the factors that could significantly affect the market price of the Company's stock are discussed in these Risk Factors and elsewhere in this report, and also include: variations in quarterly financial results; changes in political, economic and market conditions either generally or specifically to particular industries; and fluctuations in stock prices generally, particularly with respect to the stock prices for other biotechnology companies. A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management's attention and resources. An unfavorable outcome of such a matter may have a material adverse impact on the business, results of operations, financial position, or liquidity.

General Economic and Other Conditions.

The Company's business may be adversely affected from time to time by such matters as changes in general economic, business and international conditions, prices and costs, technological developments and other factors of a general nature.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

All of the Company's long-term debt is at fixed rates; therefore, the fair value of these instruments is not affected by changes in market interest rates.

Foreign Currency Exchange Risk

Dauphin was exposed to foreign exchange risks through its branch operation in Greece and has been included in discontinued operations.

Item 8. Financial Statements and Supplementary Data

The Company's financial statements are included in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting or Financial Disclosure

On March 1, 2005, our Board of Directors determined to engage Tanner LC, Salt Lake City, Utah, as the Company's independent registered public accounting firm. Previously, we had engaged Grant Thornton LP, Chicago, Illinois, as our independent auditor through the year ended December 31, 2001. Grant Thornton LP informed the Company on June 25, 2003, that the auditor relationship had ceased with the Company. The report of Grant Thornton LP on the Company's consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2001, contain a qualified opinion as to a going concern.

In connection with our three most recent fiscal year audits and any subsequent interim period preceding the disengagement of Grant Thornton LP, there were no disagreements with Grant Thornton LP or reportable events on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report. In connection with its audit of the Company's 2001 financial statements, Grant Thornton LP noted no matters involving the internal control structure and operations that they considered to be material weaknesses.

No consultations occurred between the Company and Tanner LC during the three most recent fiscal years and any subsequent interim period prior to Tanner LC's appointment regarding either(i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company's financial statements, or other information provided that was considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under
Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that financial information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

In connection with the completion of its audit of, and issuance of its report on, our consolidated financial statements for the year ended December 31, 2004, Tanner LC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "significant deficiencies" or "material weaknesses." The Public Company Accounting Oversight Board ("PCAOB") has defined "significant deficiency" as a control deficiency, or a combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that the misstatement of the company' annual or interim financial statements that is more than inconsequential will not be detected. The PCAOB has defined a "material weakness" as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected."

The significant deficiencies or material weakness in our internal controls relate to segregation of incompatible duties, the timely reconciliation of general ledger accounts, controls over inventory, property and equipment, debt documentation and derivative transactions and accounting for acquisitions and disposals. Additionally, significant deficiencies or material weakness in our internal control over accounting for derivative transactions, certain disclosures in the footnotes to the financial statements was related to the stock option disclosures required by SFAS No. 123R. We have disclosed these significant deficiencies and material weaknesses to our Board of Directors. Additional effort is needed to fully remedy these significant deficiencies and material weaknesses and we are continuing our efforts to improve and strengthen our internal controls over financial reporting. Our management and Board of Directors will continue to work with our management and outside advisors with the goal to implement internal controls over financial reporting that are adequate and effective.

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

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

Name                       Age     Date              Present Office
----                       ---     ----              --------------
Andrew J. Kandalepas       55      1995       Chairman of the Board of Directors
                                              Chief Executive Officer
                                              Chief Financial Officer

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

Gary E. Soiney             65      1995       Secretary, Director

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

Dr. Daniel D. Kiddy        42      2002        Director

         Dr. Kiddy was elected to the Board of Directors at the Annual Meeting of Shareholders held on June 25, 2002. Dr. Kiddy is a surgeon specializing in podiatric medicine with a private practice in O'Fallon, Missouri. He began private practice in 1992 after completing surgical residencies at Yale, St. Raphael Hospital in New Haven, Connecticut and at Delaware Valley Medical Center. He is currently on the executive medical committee for Unity Health Care and operates private business providing healthcare to patients in over 150 nursing homes throughout the state of Missouri.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To the best of our knowledge, none of our executive officers or directors have complied with all Section 16(a) filing requirements applicable to them during our most recent fiscal year. However, and in connection with our program to bring ourselves current, each of our directors, executive officers and 5% stockholders have agreed to make all requisite Exchange Act filings as promptly as possible.

Involvement by Management in Public Companies

None of the Directors, Executive Officers or Officers has had, or presently has, any involvement with a public company, other than the Company.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not had any operations since December 2003. Upon consummation of ongoing operations, we intend to adopt one.

Item 11. Executive Compensation

The following table sets forth in the format required by applicable regulations of the Securities and Exchange Commission the compensation for Executive Officers of the Company who served in such capacities as of December 31, 2004.

                           SUMMARY COMPENSATION TABLE

----------------------- --------- ---------------------------- ------------------------------- ------------------
                        FISCAL                                           LONG-TERM                 ALL OTHER
                        YEAR          ANNUAL COMPENSATION             COMPENSATION (1)           COMPENSATION
                        ENDED                                                                         (2)
    NAME AND TITLE      DEC. 31
----------------------- --------- ------------ --------------- --------------- --------------- ------------------
                                       SALARY      BONUS           AWARDS         PAYOUTS
----------------------- --------- ------------ --------------- --------------- --------------- ------------------
                                                                 SECURITIES      LONG-TERM
                                                                 UNDERLYING      INCENTIVE
                                                                OPTIONS (#)       PLAN PAY
                                                                                  OUTS ($)
----------------------- --------- ------------ --------------- --------------- --------------- ------------------
Andrew J. Kandalepas    2004         $195,000      $      -0-             -0-      $      -0-            $ 5,000
Chairman, CEO and       2003          195,000             -0-             -0-             -0-              5,000
President               2002          195,000             -0-             -0-             -0-              5,000
----------------------- --------- ------------ --------------- --------------- --------------- ------------------

(1) The Company presently has no long-term compensation arrangements and had no such plans during fiscal years 2002 through 2004.

(2) The amounts disclosed in this column consist of Company discretionary contributions to the Company's 401(k) Plan and insurance premiums paid by the Company. The Company made no discretionary contributions to the 410(k) Plan in fiscal years 2002 through 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of October 24, 2005, the number and percentage of outstanding shares of the Company's common stock beneficially owned by (i) each Executive Officer and Director, (ii) all Executive Officers and Directors as a group, (iii) all persons known by the Company to own beneficially more than 5% of the Company's common stock. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.
                                               Amount and Nature    Percent of
                                               of Beneficial        Shares of
Name                    Title                  Ownership            Common Stock
--------------------------------------------------------------------------------
Andrew J. Kandalepas    Chairman, Chief
                        Executive Officer
                        & President               1,917,497 (1)        2.9%

Dr. Daniel D. Kiddy     Director                  1,555,350 (2)        1.6%


Gary E. Soiney          Secretary, Director         500,000 (3)          *

Executive Officers and
Directors as a group (3 persons)                  3,972,847 (4)        4.5%
_____________________

*        Less than 1%
(1)      Includes a loan convertible into 850,000 shares.
(2)      Includes a loan convertible into 1,380,000 shares.
(3)      Includes a loan convertible into 500,000 shares.
(4)      Includes loans convertible into 2,730,000 shares.


Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accounting Fees and Services

Audit Fees

On March 1, 2005, we engaged Tanner LC ("Tanner") as our principal accountants to audit our annual financial statements for the three fiscal years ended December 31, 2004. Obviously we did not pay any fees to Tanner during the fiscal year ended December 31, 2004. However, subsequent to that date and as of the date of this report, we have paid Tanner approximately $135,000 for professional services rendered in connection with the audit for the fiscal years ending December 31, 2004 and 2003. We anticipate, however, that we will pay Tanner an additional amount of money upon their completion of the audits for the fiscal years ending December 31, 2004, 2003, and 2002.

Audit-Related Fees

There have been no additional fees billed to us by Tanner for professional services rendered for assurance and related services reasonably related to the performance of audit or review of our financial statements and not reported in the previous paragraph.

Tax Fees

There have been no fees billed to us by Tanner for professional services rendered for tax compliance and related tax services.

All Other Fees

There have been no other fees billed to us by Tanner for services rendered other than the services described in the previous three paragraphs.

The engagement of Tanner to render audit or non-audit services required the prior approval of our Board of Directors since we do not have an audit committee of our Board of Directors.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accountanting Firm..................F-2

Consolidated Balance Sheets - December 31, 2004 and 2003....................F-3

Consolidated Statements of Operations for the years ended
December 31, 2004, 2003 and 2002, and cumulative amounts....................F-4

Consolidated Statements of Shareholders' Equity for the
Years ended December 31, 2002, 2003 and 2004................................F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2004, 2003 and 2002, and cumulative amounts....................F-6

Notes to Consolidated Financial Statements..................................F-7

                                INDEX TO EXHIBITS
Exhibit
Number
-------

31.1     Certification  of Chief Executive  Officer in accordance with 18 U.S.C.
         Section  1350, as adopted by Section 302 of the  Sarbanes-Oxley  Act of
         2002

32.1     Certification  of  Principal  Financial  Officer  pursuant to 18 U.S.C.
         Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAUPHIN TECHNOLOGY, INC.

BY: /s/ Andrew J. Kandalepas
   -------------------------
         Andrew J. Kandalepas,
         President, Chief Executive and Chief Financial Officer
         (Principal Executive and Financial Officer)

         Date:  January 17, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                           Date
---------                              -----                           ----

/s/ Andrew J. Kandalepas  Chairman of the Board of Directors    January 17, 2006
Andrew J. Kandalepas      Chief Executive Officer, President,
                          Chief Financial Officer

/s/ Daniel D. Kiddy       Director                              January 17, 2006
Dr. Daniel D. Kiddy

/s/ Gary E. Soiney        Secretary and Director                January 17, 2006
Gary E. Soiney

                            Dauphin Technology, Inc.
                          (A Development Stage Company)



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Report of Independent Registered Public Accountanting Firm..................F-2

Consolidated Balance Sheets - December 31, 2004 and 2003....................F-3

Consolidated Statements of Operations for the years ended
December 31, 2004, 2003 and 2002, and cumulative amounts....................F-4

Consolidated Statements of Shareholders' Equity for the
Years ended December 31, 2002, 2003 and 2004................................F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2004, 2003 and 2002, and cumulative amounts....................F-6

Notes to Consolidated Financial Statements..................................F-7

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Dauphin Technology, Inc.


We have audited the accompanying consolidated balance sheets of Dauphin Technology, Inc. ("Company" "development stage company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended December 31, 2004, 2003 and 2002, and cumulative amounts. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dauphin Technology, Inc. as of December 31, 2004 and 2003, and the results of their operations and cash flows for the years ended December 31, 2004, 2003 and 2002, and cumulative amounts in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses, negative cash flows from operations and has discontinued substantially all of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/TANNER LC


Salt Lake City, Utah
November 11, 2005


                            Dauphin Technology, Inc.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003
--------------------------------------------------------------------------------------------------------------
                                     ASSETS
                                                                                 2004               2003
                                                                                 ----               ----
CURRENT ASSETS:
   Cash                                                                     $       7,829        $        326
   Accounts receivable-Employee                                                         -               3,248
   Prepaid expenses                                                                 2,500               2,500
   Assets from discontinued operations                                              8,832             166,123
                                                                            -------------        ------------

          Total assets                                                      $      19,161        $    172,197
                                                                            =============        ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                         $      68,602        $    133,089
   Accrued expenses                                                               323,838             368,340
   Short-term borrowings                                                          200,000             200,000
   Current portion of long-term debt                                               13,515              10,924
   Derivative liability                                                           760,565             984,979
   Convertible debentures, net of debt
      discount of $- and $333,750, respectively                                   950,000           1,101,246
   Liabilities from discontinued operations                                       243,748           1,188,240
                                                                            -------------        ------------

          Total current liabilities                                             2,560,268           3,986,818

LONG TERM DEBT                                                                          -               2,591
CONVERTIBLE LOANS                                                               2,405,078                   -
                                                                            -------------        ------------

          Total liabilities                                                 $   4,965,346        $  3,989,409
                                                                            =============        ============

COMMITMENTS AND CONTINGENCIES                                                           -                   -

SHAREHOLDERS' DEFICIT:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized but
     unissued                                                                           -                   -
   Common stock, $0.001 par value, 100,000,000 shares authorized;
     98,501,688 shares issued and outstanding at December 31, 2004 and
     82,994,811 shares issued and outstanding at December 31, 2003                 98,502              82,996
   Additional paid-in capital                                                  65,081,192          64,017,865
   Accumulated deficit                                                        (70,125,879)        (67,918,075)
                                                                            -------------        ------------

          Total shareholders' deficit                                          (4,946,185)         (3,817,212)
                                                                            -------------        ------------

          Total liabilities and shareholders' deficit                       $      19,161        $    172,197
                                                                            =============        ============



 The accompanying notes are an integral part of these consolidated financial statements.


                            Dauphin Technology, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2004, 2003 and
                          2002, and Cumulative Amounts
------------------------------------------------------------------------------------------------------------

                                                             2004
                                                             and
                                                    Cumulative Amounts
                                                      since becoming a
                                                 development stage company       2003              2002
                                                 -------------------------       ----              ----

NET SALES                                               $              -   $              -   $       19,621

COST OF SALES                                                          -                  -           15,000
                                                        ----------------   ----------------   --------------
        Gross  profit                                                  -                  -            4,621

GENERAL AND ADMINISTRATIVE EXPENSES                            1,548,900            676,643        2,413,065
                                                        ----------------   ----------------   --------------
        Loss from operations                                  (1,548,900)          (676,643)      (2,408,444)
Derivative gain                                                  227,197            496,375        1,243,460

INTEREST EXPENSE                                                (337,238)          (554,891)        (927,879)

INTEREST INCOME                                                        -                  -            5,522
                                                        ----------------   ----------------   --------------
     Loss from continuing operations before income
     taxes and discontinued operations                        (1,658,941)          (735,159)      (2,087,341)

INCOME TAXES                                                           -                  -                -
                                                        ----------------   ----------------   --------------
        Net loss from continuing operations                   (1,658,941)          (735,159)      (2,087,341)

DISCONTINUED OPERATIONS
     Loss from discontinued operations                          (548,865)        (1,115,496)      (2,978,505)
     Loss from sale of discontinued assets                             -         (1,226,425)               -
                                                        ----------------   ----------------   --------------
                                                                (548,865)        (2,341,921)      (2,978,505)
                                                        ----------------   ----------------   --------------

             Net loss                                   $     (2,207,806)  $     (3,077,080)  $   (5,065,846)
                                                        ================   ================   ==============

LOSS PER SHARE:
Continuing Operations                                   $          (0.02)  $          (0.01)  $        (0.03)
Discontinued Operations                                            (0.00)             (0.03)           (0.04)
                                                        ----------------   ----------------   --------------
  Total  Basic and Diluted                              $          (0.02)  $          (0.04)  $        (0.07)
                                                        ================   ================   ==============

Weighted average number of shares of common stock
outstanding
               Basic                                          96,794,000         81,041,000       67,222,000

               Diluted                                        96,794,000         81,041,000       67,222,000


 The accompanying notes are an integral part of these consolidated financial statements.


                            Dauphin Technology, Inc.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              For the years ended December 31, 2002, 2003 and 2004

                                               Common
                                               Stock               Paid-in          Accumulated
                                        Shares       Amount        Capital            Deficit           Total
                                     -----------------------------------------------------------------------------
Balance, December 31, 2001
  as previously reported                64,059,813  $   64,061   $   61,578,905    $  (59,594,075)  $   2,048,891
Adjustment for derivative
  liability (Note 17)                            -           -       (1,598,879)         (181,072)     (1,779,951)
                                     -----------------------------------------------------------------------------
Restated balance, January 1, 2002       64,059,813      64,061       59,980,026       (59,775,147)        268,940
Common stock issued for:
   Cash                                  1,644,206       1,644          368,356                 -         370,000
   Exercise of stock options and
     warrants                            5,488,700       5,488        1,762,073                 -       1,767,561
   Conversion of convertible debt        1,989,700       1,990          548,010                 -         550,000
   Unamortized discount on debt
     conversion                                  -           -         (329,167)                -        (329,167)
   Conversion of short-term
     borrowings and accrued interest     1,551,000       1,551          309,949                 -         311,500
   Services                                492,512         493          161,108                 -         161,601
Repricing of warrants                            -           -          388,058                 -         388,058
Warrants issued for services                     -           -           24,995                 -          24,995
Beneficial conversion feature                    -           -           66,000                 -          66,000
Net loss                                         -           -                -        (5,065,846)     (5,065,846)
                                     -----------------------------------------------------------------------------

Balance, December 31, 2002              75,225,931      75,227       63,279,408       (64,840,993)     (1,486,358)
Common stock issued for:
   Cash                                    571,428         571           39,429                 -          40,000
   Exercise of stock options and
     warrants                              360,555         361           64,539                 -          64,900
   Conversion of convertible debt        5,145,887       5,146          609,855                 -         615,001
   Unamortized discount on debt
     conversion                                  -           -         (284,583)                -        (284,583)
   Services                              1,099,999       1,100          125,526                 -         126,626
Exercise of warrants in lieu of
  consulting fees owed                     591,011         591          105,791                 -         106,382
Warrants issued for services                     -           -          77,900                  -          77,900
Net loss                                         -           -                -        (3,077,080)     (3,077,080)
                                     -----------------------------------------------------------------------------

Balance, December 31, 2003              82,994,811      82,996       64,017,865       (67,918,073)     (3,817,212)
Common stock issued for:
   Cash                                  4,733,333       4,732          318,268                 -         323,000
   Conversion of convertible debt        9,273,544       9,274          375,726                 -         385,000
   Unamortized discount on debt
     conversion                                  -           -          (64,167)                -         (64,167)
   Services                              1,500,000       1,500          433,500                 -         435,000
Net loss                                         -           -                -        (2,207,806)     (2,207,806)
                                     -----------------------------------------------------------------------------
Balance, December 31, 2004              98,501,688  $   98,502   $   65,081,192    $  (70,125,879)  $  (4,946,185)
                                     -----------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements.



                            Dauphin Technology, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2004, 2003 and
                          2002, and Cumulative Amounts
--------------------------------------------------------------------------------------------------------------

                                                             2004
                                                             and
                                                    Cumulative Amounts
                                                      since becoming a
                                                 development stage company       2003              2002
                                                 -------------------------       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $  (2,207,806)    $  (3,077,080)   $  (5,065,846)
    Non-cash items included in net loss
       Depreciation and amortization                                    -                 -           33,645
       Amortization of debt discount                              269,588           519,167          824,997
       Loss on sale of building and equipment                           -            35,655                -
       Convertible loans issued in lieu
       of consulting fees                                       1,161,500                 -                -
       Interest expense on convertible debt                             -                 -           66,000
       Warrants issued in lieu of consulting fees                       -            77,900           24,995
       Common stock issued to vendors                                   -           126,626          161,601
       Common stock issued for services                           435,000                 -                -
       Warrants exercised in lieu of consulting fees                    -           106,382                -
       Repricing of warrants                                            -                 -          388,058
    Changes in:
       Receivable employee                                          3,248                 -                -
       Prepaid expenses                                                 -             4,753            1,936
       Assets from discontinued operations                        157,291         1,711,009        1,781,243
       Accounts payable                                           (64,487)         (223,641)         158,061
       Accrued expenses                                           (44,503)          230,127          129,690
       Liabilities from discontinued operations                  (944,492)          777,410           35,273
                                                            -------------     -------------    -------------
           Net cash (used in) provided by
           operating activities                                (1,234,661)          288,308       (1,460,347)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                        -             7,670                -
                                                            -------------     -------------    -------------
           Net cash provided by investing activities                    -             7,670                -

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of shares                              323,000            40,000          370,000
    Proceeds from exercise of warrants and options                      -            64,900        1,767,561
    Issuance of convertible debentures and warrants net
       of financing                                                     -                 -          250,000
    Derivative Liability                                         (224,414)         (496,376)      (1,243,460)
    Increase in short-term borrowing                                    -           150,000          355,000
    Issuance of convertible loans                               1,243,578                 -                -
    Repayment of convertible debentures                          (100,000)         (150,000)               -
    Repayment of long-term leases and other obligations                -             (1,638)        (110,934)
                                                            -------------     -------------    -------------
           Net cash (used in) provided by financing
           activities                                           1,242,164          (393,114)       1,388,167
                                                            -------------     -------------    -------------
                  Net increase (decrease) in cash                   7,503           (97,136)         (72,180)

CASH, beginning of year                                               326            97,462          169,642
                                                            -------------     -------------    -------------
CASH, end of year                                           $       7,829     $         326    $      97,462
                                                            =============     =============    =============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest Paid                                          $      18,262     $       7,407    $      13,014
     Income Taxes                                                       -                 -                -
NONCASH TRANSACTIONS:
   Common stock issued in connection with
      Conversion of short-term borrowings and accrued
      interest to common stock                              $           -     $           -    $     311,500
      Conversion of note to common stock                          385,000           615,001          550,000
      Unamortized discount upon converstion of debt                64,167           284,583          329,167
      Warrants forfeited                                          344,694         1,516,862           51,250

 The accompanying notes are an integral part of these consolidated financial statements


                            Dauphin Technology, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Description of Business

Dauphin Technology, Inc. ("Dauphin" or the "Company") and its Subsidiaries marketed mobile hand-held, pen-based computers, broadband set-top boxes and provided private, interactive cable systems to the extended stay hospitality industry out of the corporate offices located in northern Illinois, a facility in central Florida and a branch office in Piraeus, Greece. The Company, an Illinois corporation, was formed on June 6, 1988 and became a public entity in 1991. The Company was unsuccessful in its operations and terminated those operations in December 2003. Our previous business operations were limited and did not result in (i) significant revenues, (ii) the accumulation of a significant dollar amount of assets, or (iii) in earnings. Because of a lack of resources, we were unable to comply with our filing requirements under Section 13 of the Securities Exchange Act of 1934, as amended. In November 2003, Dauphin's Board of Directors, as then constituted, considered and approved a plan effective approximately January 1, 2004 to discontinue all operations and to seek out potential merger and or acquisition candidates.

Development Stage Company

Effective January 1, 2004, the Company is considered a development stage company as defined in SFAS No. 7. The Company's development stage activities consist of evaluating potential merger candidates and raising additional financing.

Basis of Presentation

The consolidated financial statements include the accounts of Dauphin and its wholly owned subsidiaries, R.M. Schultz & Associates, Inc. ("RMS"), Advanced Digital Designs, Inc. ("ADD") and Suncoast Automation, Inc. ("Suncoast"). All significant inter-company transactions and balances have been eliminated in consolidation. The wholly owned subsidiaries have been classified as discontinued operations for all periods presented.

2.   GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations, restructuring its debt obligations, and obtaining additional outside financing. The Company has funded losses from operations in the current year primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term., however, there can be no assurance that it will be successful in doing so.

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

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

3.   SUMMARY OF MAJOR ACCOUNTING POLICIES - Continued:

Trade Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.

The Company grants credit to its customers, substantially all of whom are businesses located in the United States. The Company does not require collateral on any of its trade accounts receivable. Accounts over 60 days are considered past due. Accounts are charged-off when deemed uncollectible.

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

(Loss) Per Common Share

Basic loss per common share is calculated by dividing net loss for the year by the weighted-average number of shares outstanding during the period, which were 96,794,000, 81,041,000 and 67,222,000 for the years ended December 31, 2004,
2003 and 2002, respectively. Diluted loss per common share is adjusted for the assumed exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect

Stock Compensation

Stock Options and Stock-Based Compensation - For stock options granted to employees, the Company utilizes the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123 as applicable. Accordingly, no compensation cost has been recognized in the consolidated financial statements for stock options granted to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:

                                           Years Ended December 31,

                                              2004             2003          2002

                                        ----------------------------------------------
Reported net loss applicable to
  common stockholders                   $   (2,207,806)  $  (3,077,080)  $  (5,065,846)

Deduct: Total stock-based employee
  compensation determined under fair
  value based method, net of
  related tax effects                                -         (19,000)       (413,000)
                                        ----------------------------------------------
Pro forma net loss                      $   (2,207,806)  $  (3,096,080)  $  (5,478,846)
                                        ==============================================
Basic and diluted loss per share:
          As reported                   $        (0.02)  $       (0.04)  $       (0.07)
                                        ==============================================
          Pro forma                     $        (0.02)  $       (0.04)  $       (0.08)
                                        ==============================================


                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

3.   SUMMARY OF MAJOR ACCOUNTING POLICIES - Continued:

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                              December 31,     December 31,      December 31,
                                2004              2003             2002
                              ------------     ------------      ------------
Dividend yield                  0.0%             0.0%               0.0%
Risk-free interest rate         5.0%             5.0%               5.0%
Volatility factor               201%             233%               254%
Expected life in years          2.75             2.75               2.75

The weighted average fair value of options and warrants granted during 2004, 2003 and 2002 was $0.00, $0.17 and $0.80, respectively.

Weighted Average Shares

The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted income (loss) per common share is based on the weighted average number of common shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. Options to purchase 626,666 shares, 2,041,730 shares and 5,833,062 shares at December 31, 2004, 2003, and 2002, respectively, at prices between $.12 and $2.75 and warrants to purchase 1,704,999 shares, 2,213,671 shares and 3,922,544 shares at December 31, 2004, 2003, and 2002, respectively, at prices between $.12 and $3.74 were outstanding but were excluded for the calculation of diluted income (loss) per share as the effect was anti-dilutive.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is included in general and administrative expenses and loss from discontinued operations and is computed using the straight-line and mid-quarter methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the life of the respective lease or the service life of the improvements. The Company capitalizes assets with a cost in excess of one thousand dollars.

Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from their respective accounts. The resulting gain or loss is included in the determination of net earnings (loss). Major renewals and betterments are capitalized while minor expenditures for maintenance and repairs are charged to expense as incurred.

Long-Lived Assets

The Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows, and recognizes impairment where such estimated cash flows will be less than the carrying value of the assets. Measurement of the amount of the impairment, if any, is based upon the difference between the carrying value and fair value.

Revenue

The Company recognizes revenue on sales of its products when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade accounts receivable and the derivative liability. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. The Company adjusts the derivative to the fair market value at each period end based upon the Black Scholes calculations.

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

3.   SUMMARY OF MAJOR ACCOUNTING POLICIES - Continued:

Fair Value of Financial Instruments

The Company financial instruments consist of cash, receivables, notes receivables, payables, derivative and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes receivable and notes payable approximates fair value as the individual notes bear interest at market interest rates.

Reclassification

Certain balances in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the current year presentation.

4.   ACCRUED EXPENSES:

Accrued expenses reported as current liabilities consist of the following:

                                              Years ended December 31,

                                           2004                      2003
                                           ----                      ----
Compensation and related taxes          $   178,000             $   244,000
Interest                                     55,000                  47,000
Other                                        90,838                  77,340
                                        -----------             -----------
Total                                   $   323,838             $   368,340
                                        ===========             ===========

The accrued compensation is payable to our chief executive officer, with amounts originating from fiscal years 2002 through fiscal year 2004.

5.   SHORT-TERM BORROWINGS:

In December 2004, the Company entered into a loan agreement with an individual for $200,000. The loan was due in June 2005 and bore an interest rate of 10% per annum and is unsecured. In April 2005, the loan was converted into preferred shares of the Company in conjunction with a financing arrangement with the same investor as described in Footnote 20 Subsequent Events.

6.    LONG-TERM DEBT:

As of December 31, 2004, Long-term debt is presented as $0.0, however the current portion of long-term debt is $13,515 because it came due in June 2004. At December 31, 2004 and 2003 long-term debt consisted of a loan with McHenry County Department of Planning and Development, payable in equal monthly installments over 24 months with 4.11% interest and is unsecured. This loan is unsecured and was due on June 15, 2004, and is currently in default. To date, this loan has not been paid.

7.   CONVERTIBLE LOANS:

During the year 2004, the Company entered into 2% convertible loan agreements with approximately 30 individuals in exchange for $1,243,578 in cash. In addition, the Company issued convertible agreements in the amount of $1,161,500 for various settlement of amounts due vendors for services provided to the Company during the year. The convertible agreements can be converted into common stock of the Company at prices ranging from $0.05 to $0.13 per share. To date, none of these loans have been converted, are all due in 2006 and are unsecured.

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

8.   CONVERTIBLE DEBENTURES:

At December 31, 2004 and 2003, convertible debentures totaled $950,000 and $1,101,246, net of debt discounts of $0 and $333,750 respectively. The debt discount arose from the allocation of the proceeds between the debt and the embedded derivative relating to the conversion feature and the warrants issued with the convertible debentures. The debt discount is being amortized over the life of the loan and is adjusted as the debentures are converted to common stock. The amounts at both year ended 2004 and 2003 are attributable to the financing arrangement the Company had with Crescent International Ltd. as described below.

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

The Securities Purchase Agreement permits the Company to sell to Crescent and requires Crescent to purchase from the Company, at the Company's sole discretion, common stock of the Company for up to $7.5 million over a 24-month period. Individual sales are limited to $1.5 million, or a higher amount if agreed to by the Company and Crescent, and each sale is subject to our satisfaction of the following conditions precedent (none of which are within the control of Crescent): (1) the Company's representations and warranties must be true and complete, (2) the Company must have one or more then currently effective registration statements covering the resale by Crescent of all shares issued in prior sales to Crescent and issuable upon the conversion of the Convertible Note, (3) there must be no dispute as to the adequacy of disclosures made in any such registration statement, (4) such registration statements must not be subject to any stop order, suspension or withdrawal, (5) the Company must have performed its covenants and obligations under the Securities Purchase Agreement, (6) no statute, rule, regulation, executive order, decree, ruling or injunction may have been enacted, entered, promulgated or adopted by any court of governmental authority that would prohibit the Company's performance under the Securities Purchase Agreement, (7) the company's common stock must not have been delisted from its principal trading market and there must be no trading suspension of its common stock in effect, and (8) the issuance of the designated number of shares of common stock with respect to the applicable sale must not violate the shareholder approval requirements of the Company's principal trading market. The aggregate amount of all sale shares and convertible notes issued cannot exceed $10 million. The amount of the sale is limited to twice the average of the bid price multiplied by the trading volume during the 22 trading day period immediately preceding the date of sale. When the total amount of securities issued to Crescent equals or exceeds $5 million, then the Company shall issue to Crescent a subsequent incentive warrant exercisable to purchase 400,000 shares of common stock at a price equal to the bid price on the date the incentive warrant is issued. The Convertible Note was funded on October 2, 2001 and was due September 28, 2004, and is currently in default. The Company shall not be required to pay interest on the Convertible Note unless the Company fails to deliver shares upon conversion. In such event, the Note will bear an interest rate of 8.0% per annum, payable in quarterly installments. The holder of the convertible debenture converted in 2002, 2003 and 2004, $700,000, $615,001 and $385,000, respectively, of the debenture note. It was determined under EITF 00-19, EITF 05-02 and SFAS 133 that this convertible debenture contains a derivative.

9.   DERIVATIVE LIABILITY

SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The Company reports as income or loss in the current financial statements the change in the fair value of the derivative at the balance sheet date with that of the previous reported date. The Company has derivative liabilities arising from the following at December 31, 2004 and 2003:

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

9.    DERIVATIVE LIABILITY - Continued:
                                                    2004             2003
                                                    ----             ----
Derivative arising from the issuance
of the Convertible debentures and
warrant to Crescent International.
The underlying  debt was due
September 2004 and the derivative
is currently due. See Note 8.                  $    593,990       $    984,979

Derivative arising from the warrants
granted with insufficient unissued
shares available. The derivative is
currently due.                                 $    166,575                  -
                                               ------------       ------------
Total                                          $    760,565       $    984,979
                                               ============       ============

10.   WARRANTS:

During 2003, the Company issued warrants to purchase 699,999 shares of common stock, to certain investors at exercise prices ranging from $0.10 to $0.56 per share (approximating the market price at date of grant). The warrants expire in three to five years. The warrants issued to consultants are measured at fair value and recorded as expense, while the warrants issued in capital raising are measured in fair value and recorded as an offset of the capital received. The warrants are recorded at the fair value estimated on the date of grant based on the Black-Scholes single-option-pricing model:

                                    December 31, 2004        December 31, 2003
Dividend yield                             0.0%                    0.0%
Risk-free interest rate                    5.0%                    5.0%
Volatility factor                          201%                    233%
Expected life in years                     2.75                    2.75

Information regarding these warrants for 2004 and 2003 is as follows:

                                                            2004                          2003
                                                           Weighted                      Weighted
                                                            Average                       Average
                                            Shares       Exercise Price     Shares      Exercise Price
Warrants outstanding beginning of year      2,213,671      $  0.7867       3,922,544       $  2.0809
Warrants exercised                                  -              -        (951,566)         0.6221
Warrants granted                                    -              -         699,999          1.3316
Warrants expired                             (508,672)        0.6125      (1,457,306)         1.3896
                                          -----------      ---------     -----------       ---------
Warrants outstanding at year end            1,704,999      $  0.6834       2,213,671       $  0.7867
Weighted average fair value of
     warrants granted during the year     $        -                     $    0.1143
Warrants exercisable at year end            1,704,999                      2,213,671
Warrant price range at year end           $ 0.10 to $1.3064              $ 0.10 to $5.481

The following table summarizes information about the warrants outstanding at December 31, 2004 and 2003:

                                DECEMBER 31, 2004

                          Warrants Outstanding                                  Warrants Exercisable
---------------------------------------------------------------------------------------------------------
   Range of          Number of      Weighted Avg.       Weighted Avg.    Number of Shares   Weighted Avg.
 Exercise Prices      Shares       Contractual Life    Exercise Price                       Exercise Price
     $0.1000            200,000        1.35              $0.1000            200,000           $0.1000
     $0.1200            499,999        1.35              $0.1200            499,999           $0.1200
     $0.5600            305,000        0.92              $0.5600            305,000           $0.5600
     $1.3064            700,000        1.74              $1.3064            700,000           $1.3064
                      ---------        ----              -------          ---------           -------
  Total for 2004      1,704,999        1.43              $0.6834          1,704,999           $0.6834


                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

10.   WARRANTS - Continued

                                DECEMBER 31, 2003

                          Warrants Outstanding                                  Warrants Exercisable
---------------------------------------------------------------------------------------------------------
   Range of          Number of      Weighted Avg.       Weighted Avg.    Number of Shares   Weighted Avg.
 Exercise Prices      Shares       Contractual Life    Exercise Price                       Exercise Price
     $0.1000               200,000         2.35             $0.1000                 200,000      $0.1000
     $0.1200               499,999         2.35             $0.1200                 499,999      $0.1200
     $0.4600               108,000         0.53             $0.4600                 108,000      $0.4600
     $0.5600               305,000         1.92             $0.5600                 305,000      $0.5600
     $1.1000               142,000         0.20             $1.1000                 142,000      $1.1000
     $1.1452                22,006         0.72             $1.1452                  22,006      $1.1452
     $1.3064               700,000         2.74             $1.3064                 700,000      $1.3064
     $1.3600                70,000         0.31             $1.3600                   70,00      $1.3600
     $1.5000               166,666         0.78             $1.5000                 166,666      $1.5000
                    --------------- ------------------- ----------------- ------------------ -----------------
  Total for 2003         2,213,671         1.98             $0.7867               2,213,671      $0.7867

During 2004 and 2003, 508,672 and 1,457,306 warrants, respectively, with a value of $344,694 and $1,516,862, respectively, expired and were forfeited without being exercised.

During 2002, the Company re-priced approximately 6,201,000 warrants it had previously issued to outside consultants and warrant holders. The warrants carried an exercise price ranging from $7.50 to $0.25, and were re-priced with exercise prices ranging from $0.60 to $0.18 per share. The total re-pricing created a charge to earnings of approximately $388,000, which was calculated using the Black-Scholes pricing model assuming 0% dividend yield, risk free interest rate of 6%, volatility factor of 433% and an expected life equal to the number of days remaining before the warrants would expire. These ranged from 589 days to 32 days.

11.    STOCK OPTIONS:

Information regarding stock options for 2004 and 2003 is as follows:

                                                   2004                            2003
                                                   ----                            ----
                                                          Weighted                        Weighted
                                                          Average                         Average
                                           Shares      Exercise Price      Shares      Exercise Price
                                           ------      --------------      ------      --------------
Options outstanding beginning of year      2,041,730       $  1.3532     5,833,062         $  1.3913
Options exercised                                  -               -             -                 -
Options granted                                    -               -       110,000            0.9018
Options forfeited                         (1,415,064)              -    (3,901,332)                -
                                          ----------       ---------    ----------         ---------
Options outstanding at year end              626,666       $  1.3532     2,041,730          $ 1.3532
Weighted  average  fair  value of
  options granted during the year       $          -                   $    0.1745
Options exercisable at year end              626,666                     2,041,730
Option price range at year end          $ 0.12 to $2.75                $ 0.12 to $3.87


                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

11.   STOCK OPTIONS - Continued:

The following tables summarize information about the options outstanding at December 31, 2004 and 2003:

                                DECEMBER 31, 2004

                           Options Outstanding                                      Options Exercisable
--------------------------------------------------------------------------    -----------------------------
Range of Exercise      Number of       Weighted Avg.      Weighted Avg.        Number of     Weighted Avg.
      Prices            Shares        Contractual Life    Exercise Price        Shares       Exercise Price
------------------     ---------      -----------------   --------------   ----------------  --------------
     $ 0.1200             50,000         1.25             $ 0.1200                50,000      $ 0.1200
     $ 0.2200             60,000         1.00             $ 0.2200                60,000      $ 0.2200
     $ 0.3300             50,000         0.75             $ 0.3300                50,000      $ 0.3300
     $ 0.5300             50,000         0.50             $ 0.5300                50,000      $ 0.5300
     $ 0.6600             50,000         0.25             $ 0.6600                50,000      $ 0.6600
     $ 0.7000             25,000         0.23             $ 0.7000                25,000      $ 0.7000
     $ 0.9000            166,666         0.13             $ 0.9000               166,666      $ 0.9000
     $ 1.0800            110,000         0.01             $ 1.0800               110,000      $ 1.0800
     $ 1.1562             12,500         0.04             $ 1.1562                12,500      $ 1.1562
     $ 1.3700             40,000         0.37             $ 1.3700                40,000      $ 1.3700
     $ 2.7500             12,500         0.22             $ 2.7500                12,500      $ 2.7500
                         -------         ----             --------               -------      --------
  Total for 2004         626,666         0.39             $ 0.7741               626,666      $ 0.7741


                                DECEMBER 31, 2003

                           Options Outstanding                                      Options Exercisable
--------------------------------------------------------------------------    ------------------------------
Range of Exercise      Number of       Weighted Avg.      Weighted Avg.       Number of       Weighted Avg.
      Prices            Shares        Contractual Life    Exercise Price        Shares        Exercise Price
-----------------      ---------      ----------------    --------------      ----------      --------------
     $ 0.1200                50,000         2.25             $ 0.1200                50,000      $ 0.1200
     $ 0.2200                60,000         2.00             $ 0.2200                60,000      $ 0.2200
     $ 0.3300                50,000         1.75             $ 0.3300                50,000      $ 0.3300
     $ 0.5300                50,000         1.50             $ 0.5300                50,000      $ 0.5300
     $ 0.6600                50,000         1.25             $ 0.6600                50,000      $ 0.6600
     $ 0.7000                25,000         1.23             $ 0.7000                25,000      $ 0.7000
     $ 0.7600                 3,750         0.92             $ 0.7600                 3,750      $ 0.7600
     $ 0.8700                16,000         0.88             $ 0.8700                16,000      $ 0.8700
     $ 0.8900                85,566         0.88             $ 0.8900                85,566      $ 0.8900
     $ 0.9000               166,666         1.13             $ 0.9000               166,666      $ 0.9000
     $ 0.9800                50,000         0.75             $ 0.9800                50,000      $ 0.9800
     $ 1.0000                16,000         1.88             $ 1.0000                16,000      $ 1.0000
     $ 1.0500                25,000         0.98             $ 1.0500                25,000      $ 1.0500
     $ 1.0800               350,000         0.78             $ 1.0800               350,000      $ 1.0800
     $ 1.1562                37,500         0.79             $ 1.1562                37,500      $ 1.1562
     $ 1.1600                50,000         0.87             $ 1.1600                50,000      $ 1.1600
     $ 1.1900                 3,750         0.67             $ 1.1900                 3,750      $ 1.1900
     $ 1.3100                20,000         0.32             $ 1.3100                20,000      $ 1.3100
     $ 1.3700                50,000         1.25             $ 1.3700                50,000      $ 1.3700
     $ 1.4100               166,666         0.63             $ 1.4100               166,666      $ 1.4100
     $ 1.4600               200,000         0.50             $ 1.4600               200,000      $ 1.4600
     $ 1.5156                25,000         0.23             $ 1.5156                25,000      $ 1.5156
     $ 2.7500               107,500         0.62             $ 2.7500               107,500      $ 2.7500
     $ 3.5938                50,000         0.16             $ 3.5938                50,000      $ 3.5938
     $ 3.8750               333,332         0.25             $ 3.8750               333,332      $ 3.8750
                          ---------         ----             --------             ---------      --------
  Total for 2003          2,041,730         0.81             $ 1.6443             2,041,730      $ 1.6443

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

12.    EMPLOYEE BENEFIT PLAN:

The Company maintains a salary deferral 401(k) plan covering substantially all employees who meet specified service requirements. Contributions are based upon participants' salary deferrals and compensation and are made within Internal Revenue Service limitations. For the years 2004, 2003 and 2002, the Company did not make any matching contributions. The Company does not offer post-employment or post-retirement benefits. The Company does not administer this plan, and contributions are determined in accordance with provisions of the plan.

13.    INCOME TAXES:

A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense follows:

                                                         2004           2003           2002
                                                         ----           ----           ----
U.S. federal statutory rate applied to pretax loss    $  (750,000)  $ (1,046,000)  $ (1,722,000)
Permanent differences and adjustments                       2,000          3,000          3,000
Change in valuation allowance                             748,000      1,043,000      1,719,000
                                                      -----------   ------------   ------------
                  Income tax provision                $         -   $          -   $          -
                                                      ===========   ============   ============

As of December 31, 2004 and 2003, the Company had generated deferred tax assets as follows:

                                                           December 31,
                                                     2004                2003
Gross deferred tax assets-
    Net operating loss (NOL) carryforward     $ 18,990,000         $ 18,205,000
    Intangible Assets                            1,325,000            1,393,000
    Depreciation                                         -             (163,000)
    Accrued liabilities                             61,000               64,000
    Derative liability                             260,000              336,000
    Discount on covertible debenture                     -             (113,000)
                                              ------------         ------------

                  Deferred tax assets           20,636,000           19,885,000
    Less valuation allowance                    20,636,000           19,885,000
                                              ------------         ------------
                  Net deferred tax asset      $          -         $          -
                                              ============         ============

Deferred income taxes include the tax impact of net operating loss (NOL) carryforwards. Realization of these assets, as well as other assets listed above, is contingent on future taxable earnings by the Company. A valuation allowance of $20,636,000 and $19,885,000 at December 31, 2004 and 2003,
respectively, has been applied to these assets. During 1995, there was an ownership change in the Company as defined under Section 382 of the Internal Revenue Code of 1986, which adversely affects the Company's ability to utilize the NOL carryforward.

The amount of net operating loss available for use is dependant upon the IRS regulations in force at the time of usage. The amount of net operating loss may be limited based upon a change of ownership.

14.    COMMITMENTS AND CONTINGENCIES:

The Company conducts its operations from facilities which are rented under month to month rental agreements and one non-cancelable operating lease in Greece. The leases on the Greek facility expired in 2004. Minimum rental payments for 2004 amounted to approximately $70,000. Total rental expense was approximately $75,000, $155,000 and 289,000 for 2004, 2003 and 2002 respectively.

During 2002, 2003 and 2004 the Company was engaged in various legal proceedings as part of its business restructuring. The Company has not accrued any amounts in the financial statements, the Company believes the amounts payable, if any, will be immaterial to the Company's financial operations.

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

15.    EQUITY TRANSACTIONS:

2004 Transactions

During the first quarter of 2004, the Company received proceeds in the amount of $323,000 for the issuance of 4,733,333 shares of restricted common stock.

During the second quarter of 2004, the Company issued 1,500,000 in lieu of consulting fees in the amount of $435,000.

During the year, Crescent International Ltd. exercised $385,000 of the convertible note in exchange for 9,273,544 shares of common stock of the Company. The related unamortized debt discount totaling $64,167 was reversed through paid in capital.

2003 Transactions

During the first quarter of 2003, the Company received proceeds in the amount of $64,900 for the exercise of 360,555 warrants. Additionally, two warrant holders exercised 591,011 warrants in lieu of consulting fees due them in the amount of $106,382.

During the second quarter of 2003, the Company issued 499,999 shares of restricted common stock valued at $60,000 to a group of consultants for services rendered to the Company. Additionally, these consultants were issued 699,999 warrants at a value of $77,900.00.

During the third quarter of 2003, the Company received proceeds in the amount of $40,000 for the issuance of 571,428 shares of restricted common stock. The Company also issued 300,000 shares of restricted common stock valued at $33,000 to a consultant for services rendered to the Company.

During 2003, 1,457,306 warrants with a value of $1,516,862 expired without being exercised.

During 2003,  Crescent  International Ltd. exercised $615,000 of the convertible note in exchange for 5,145,887 shares of common stock of the Company. The related unamortized debt discount totaling $284,583 was reversed through paid in capital.

In February 2003, the Company issued 300,000 shares of restricted common stock valued at $33,626 to a consultant for services rendered in introducing the Company to potential suppliers and vendors.

2002 Transactions

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

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

15.    EQUITY TRANSACTIONS - Continued:

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

During the third quarter of 2002, the Company received proceeds in the amount of $491,750 for the exercise of 1,736,667 warrants. The related unamortized debt discount totaling $329,167 was reversed through paid in capital.

During the third quarter of 2002, Crescent International Ltd. ("Crescent") exercised $100,000 of the convertible note in exchange for 300,000 shares of common stock of the Company. During the fourth quarter of 2002, Crescent exercised $450,000 of the convertible note in exchange for 1,689,717 shares of common stock of the Company.

In December 2002, the Company issued a drawdown notice in connection with the common stock purchase agreement with Crescent International Ltd. for $220,000. Upon receipt of the funds, the Company issued 844,206 shares of restricted common stock to Crescent. In addition, the Company issued 492,495 shares of restricted common stock to Crescent for settlement of fees associated with the securities purchase agreement filed with the Securities and Exchange Commission and approved on June 25, 2002, valued at $161,601.

In December 2002, the Company issued warrants to purchase 305,000 shares of common stock at an exercise price of $0.56 per share as payment to consultant for services rendered in establishing contacts with contract manufacturers in the Far East.

In December 2002, the Company issued 825,000 shares of restricted common stock to an investment company as re-payment for advances of $155,000.

In December 2002, the Company issued 426,000 shares of restricted common stock for the conversion of a $100,000 convertible note at $0.25 per share and accrued interest of $6,500.

In December 2002, the Company issued 800,000 shares of restricted common stock to two individual investors in exchange for $150,000.

In December 2002, a convertible note holder exercised $50,000 of convertible notes in exchange for 300,000 shares of common stock of the Company.

During the fourth quarter of 2002, the Company re-priced approximately 2,077,863 warrants it had previously issued to outside consultants and warrant holders. The warrants were originally issued with an exercise price ranging from $7.50 to $0.25, and were re-priced with an exercise prices ranging from $0.18 to $0.25 per share. The re-pricing created a charge to earnings of approximately $99,240, which was calculated using the Black-Scholes pricing model assuming 0% dividend yield, risk free interest rate of 5%, volatility factor of 443% and an expected remaining life ranging from 1 to 20 months.

During the fourth quarter of 2002, the Company received proceeds in the amount of $400,198 for the exercise of 1,721,200 warrants.

16.   DISCONTINUED OPERATIONS:

During December of 2003, management decided to discontinue its current operations in Greece due to insufficient sales and cash flows to support operations. During the second quarter of 2003, management decided to sell the net assets of its Suncoast Automation subsidiary and discontinue further operations due to insufficient profitability and cash flows. Prior year financial information has been restated to reflect these discontinued operations. The sales price of Suncoast was $300,000 with a basis of $1,526,425, which resulted in a loss of $1,226,425 from the sale.

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

16.    DISCONTINUED OPERATIONS - Continued:

For the year ended December 31, 2004 and 2003, assets and liabilities from discontinued operations consist of the following:
                                                            2004          2003
     Assets from discontinued operations:
            Cash                                        $   8,832    $    2,732
            Furniture and leasehold improvements, net           -       163,391
                                                        ---------    ----------
                           Total assets                 $   8,832    $  166,123
                                                        =========    ==========
     Liabilities from discontinued operations:
            Accounts payable                            $ 178,031    $1,004,621
            Accrued expenses                               65,717       183,619
                                                        ---------    ----------
                         Total liabilities              $ 243,748    $1,188,240
                                                        =========    ==========

Discontinued operations were as follows for the years ending December 31:

                                     2004            2003              2002
                                     ----            ----              ----
Revenues                         $    2,301    $   3,321,844      $    571,190
Cost of sales                             -        2,828,040           868,179
                                 ----------    -------------      ------------
    Gross profit (loss)               2,301          493,804          (296,989)
Expenses                            551,166        1,609,300         2,681,516
                                 ----------    -------------      ------------
   Loss before income taxes        (548,865)      (1,115,496)       (2,978,505)
   Loss on sale of subsidiary             -       (1,226,425)                -
Income tax benefit                        -                -                 -
                                 ----------    -------------      ------------
   Loss from discontinued
      operations                 $ (548 865)   $  (2,341,921)     $ (2,978,505)
                                 ==========    =============      ============

17.   RESTATEMENT:

On September 28, 2001, the Company entered into a convertible debt financing agreement where the Company received $2,500,000. The transaction was originally recorded with a beneficial conversion feature and had a discount of $1,598,879 which was offset against the convertible debt with a corresponding increase to equity. The discount was being amortized over the life of the note. At December 31, 2001, the unamortized discount was $1,346,804 with $252,075 recorded as an expense for the amortization.

Upon further review, it was determined that the convertible debt agreement should be accounted for under EITF 00-19, EITF 05-02 and SFAS 133, as a result of the agreement containing a derivative. The agreement was considered to include a derivative, as it did not contain a provision which set the total number of shares that would satisfy the conversion of the debt into common stock of the Company.

Based upon the above information, a derivative liability of $3,261,708 was recorded as a liability at September 28, 2001, along with an expense for $761,708 and debt discount of $2,500,000. The debt discount is being amortized over the term of the loan. When conversions of the debentures to common stock occurs, the related unamortized debt discount is reversed through paid in capital in accordance with EITF 85-17. The derivative requires a mark to market adjustment at every reporting period. At December 31, 2001, the derivative liability was adjusted to the fair market value of $2,724,815. The adjustment of $536,893 also reduced the expense which was recorded at the time of the agreement. The net adjustment for the correction of the error for the fiscal year ending December 31, 2001 is:
                                           Dr.             Cr.

Equity                               $1,598,879
Interest expense                                          252,075
Debt discount                                           1,346,804

To reverse beneficial conversion feature previously recorded:

Debt discount                        $2,291,667
Derivative loss                         224,815
Interest expense                        208,333
Derivative liability                                   $2,724,815

To record derivative liability at fair value, debt discount and amortization of debt discount.

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

18.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

A summary of selected quarterly information for 2004 and 2003 is as follows:

                                                          2004 Quarter Ended

                                        March 31          June 30          Sept. 30           Dec. 31
Revenues                             $           -     $           -     $           -     $           -
Gross Profit (Loss)                              -                 -                 -                 -
Net Income (Loss) from operations          181,084          (918,090)         (564,072)         (357,863)                 Loss from
discontinued operations                    (80,765)          (93,183)          (46,314)         (328,603)

Net Income (Loss)                         (100,319)       (1,011,273)         (610,386)         (686,466)

Net Income (Loss) per share
   from operations
     Basic and Diluted               $       (0.00)    $       (0.01)    $       (0.00)    $       (0.01)

Net Loss per share from
   discontinued operations
     Basic and Diluted                       (0.00)            (0.00)            (0.00)            (0.00)

Net Loss per share
     Basic and Diluted                       (0.00)            (0.01)            (0.00)            (0.01)


                                                          2003 Quarter Ended

                                        March 3            June 30          Sept. 30           Dec. 31

Revenues                             $           -     $           -     $           -     $           -
Gross Profit (Loss)                              -                 -                 -                 -
Net (loss) from operations                (156,978)         (255,500)         (268,360)          (54,321)
(Loss) income from
   discontinued operations                (112,439)           77,626           (93,098)         (987,585)

Loss on sale of subsidiary                       -        (1,226,425)                -                 -
Net Loss                                  (269,417)       (1,404,299)         (361,458)       (1,041,906)

Net Loss per share from
  Operations
     Basic and Diluted               $       (0.00)    $       (0.00)    $       (0.01)    $       (0.00)

Net Loss per share from
  Discontinued operations
     Basic and Diluted                       (0.00)            (0.01)            (0.00)            (0.02)

Net Loss per share
     Basic and Diluted                       (0.00)            (0.01)            (0.01)            (0.02)


                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------


19.  RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual period of the first fiscal year beginning after June 15, 2005. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning July 1, 2005. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on July 1, 2005. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, the Company does not believe that the adoption of FAS No. 123(R) will have a material effect on the Company's financial position and results of operations.

20.  SUBSEQUENT EVENTS:

In the second quarter of 2005,  the Company  issued loan  documents  convertible
into  1,111,667   shares  of  our  common  stock  to  accredited   investors  in
consideration for receiving $382,000.

In the third quarter of 2005, the Company issued loan documents convertible into 85,000 shares of our common stock to accredited investors in consideration for receiving $17,000.

In April 2005, the Company issued 10,000,000 million preferred shares to an accredited investor in exchange for $550,000. The holder of the preferred shares is entitled to 20 votes for each preferred share.

In July 2005, the Company entered into a non-binding letter of intent whereby Dauphin intends to acquire all of the issued and outstanding capital stock of GeoVax, Inc. a Georgia biotechnology company established to develop, license and commercialize the manufacture and sale of human vaccines for diseases caused by HIV-1 (Human Immunodeficiency Virus) and other infectious agents. The proposed transaction shall become binding upon the parties' execution of a Definitive Merger and Reorganization Agreement, and an affirmative vote of approval from each company's shareholders.