Form 10-K
period 2005-12-31
DAUPHIN TECHNOLOGY INC
filed 2006-06-05
CIK 832489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   X     Annual Report pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934.

                     For fiscal year ended December 31, 2005

         Transaction Report pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. (1)     Yes         No   X
                                               -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of June 5, 2006 is $50,780,204.

As of June 5, 2006, the number of Shares of the Registrant's Common Stock, $.001 par value, is 99,569,028 issued and outstanding.

                            DAUPHIN TECHNOLOGY, INC.

                                Table of Contents
                                -----------------


PART I                                                                        4
Item 1. Description of Business                                               4
   General                                                                    4
   Previous Operations                                                        5
   Discontinued Products and Services                                         5
   Research and Development                                                   6
   Employees                                                                  6
Item 2.  Properties                                                           6
Item 3. Legal Proceedings                                                     6
Item 4. Submission of Matters to Vote of Security Holders                     6

PART II                                                                       6
Item 5. Market for the Registrant's Common Stock and Related
  Security Holders Matters                                                    6
   Market Price of Common Stock                                               6
   Holders                                                                    7
   Dividend Policy                                                            7
   Common Stock                                                               7
   Preferred Stock                                                            7
   Warrants and Options                                                       8
   Transfer Agent and Registrar                                               8
Item 6. Selected Financial Data                                               9
Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                         9
   Forward Looking Statements                                                 9
   Critical Accounting Policies                                               9
   Interest Rate Risk                                                        10
   Inflation                                                                 10
   Results of Operations 2005 Compared to 2004                               10
   Fourth Quarter 2005 Compared to Fourth Quarter 2004                       10
   Third Quarter 2005 Compared to Third Quarter 2004                         10
   Second Quarter 2005 Compared to Second Quarter 2004                       11
   First Quarter 2005 Compared to First Quarter 2004                         11
   Results of Operations 2004 Compared to 2003                               11
   Liquidity and Capital Resources                                           11
   Off-Balance Sheet Arrangements                                            12
   Risk Factors                                                              12
Item 7A. Quantitative and Qualitative Disclosures about Market Risk          14
   Interest Rate Sensitivity                                                 14
   Foreign Currency Exchange Risk                                            14
Item 8. Financial Statements and Supplementary Data                          14
Item 9. Changes in and Disagreements with Accountants on Accounting
  or Financial Disclosure                                                    14
Item 9A. Controls and Procedures                                             15
Item 9B. Other Information                                                   16

PART III                                                                     16
Item 10. Directors, Executive Officers and Officers of the Registrant        16
   Directors and Officers                                                    16
   Other: Involvement in Certain Legal Proceedings                           16
   Compliance With Section 16(a) of the Exchange Act                         17
   Involvement by Management in Public Companies                             17
   Code of Ethics                                                            17
Item 11. Executive Compensation                                              17
Item 12. Security Ownership of Certain Beneficial Owners and Management      17

Item 13. Certain Relationships and Related Party Transactions                18
Item 14. Principal Accounting Fees and Services                              18

PART IV                                                                      19
Item 15. Exhibits, Financial Statements, Schedules and Reports on Form
   8-K                                                                       19


SIGNATURES                                                                   19


CERTIFICATIONS                                                               21

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

The Company was unsuccessful in its operations and terminated those operations in December 2003. (See "Item 1, Description of Business - Previous Operations"). Included in those operations was Suncoast Automation, Inc., which the Company sold on April 28, 2003. We were unsuccessful in generating income from or positive cash flow from any of our operations, including Suncoast's operations. Our operations in Greece and Suncoast operations have been included and presented as "Discontinued Operations" in this Form 10-K and in the consolidated financial statements for the years ended December 31, 2004 and 2003. Due to the fact that the Company has no operations, the Company, since January 1, 2004, is considered a development stage company under SFAS No. 7. Because of a lack of resources, we were unable to comply with our filing requirements under Section 13 of the Securities Exchange Act of 1934, as amended. In November 2003, Dauphin's Board of Directors, as then constituted, considered and approved a plan to discontinue all operations and to seek out potential merger and or acquisition candidates. As a result, the Company is considered a development stage business since January1, 2004 for financial reporting purposes.

On January 20, 2006, Dauphin entered into a definitive Agreement and Plan of Merger (the "Merger") whereby the Company's wholly owned subsidiary, GeoVax
Acquisition Corp., would merge with and into GeoVax. Upon completion of the Merger, GeoVax would survive the Merger as a wholly owned subsidiary of Dauphin. GeoVax, Inc., a Georgia biotechnology company, was established to develop, license and commercialize the manufacture and sale of human vaccines for diseases caused by HIV-1 (Human Immunodeficiency Virus) and other infectious agents. The Merger shall become effective upon, among other things, an affirmative vote of approval from each companies' shareholders. If the Merger is completed, there is no assurance that the surviving company will be economically successful.

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

Research and Development

Substantially all of our research and development efforts related to the development of handheld computers and set-top boxes. In an effort to compete in the highly competitive hardware markets, we endeavored to develop technologically advanced products. Our total research and development expenditures were $0.0 and $0.0 in 2005 and 2004. The Company retained all rights and intellectual property acquired during the development of their hand-held products and peripheral devices, and its set-top boxes.

Employees

As of December 31, 2005, we had one full-time employee.

Item 2.  Properties

The Company's offices are currently located at 1014 East Algonquin Road, Suite 111, Schaumburg, Illinois. In 2003 and 2002 we operated a branch office consisting of 2,800 square feet at II Merarchias 2 Street and Aki Miaouli, 185 35, Piraeus, Greece.

Item 3. Legal Proceedings

On October 17, 2005, the Company settled a dispute with two former employees of one of its subsidiaries, Suncoast Automation Inc., by issuing them, in total, 300,651 shares of its common stock.

Item 4.

Submission of Matters to Vote of Security Holders No matters were submitted to a vote of security holders during the years ending 2005, 2004 and 2003.


                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holders Matters

Market Price of Common Stock

The Company's common stock is traded on the over-the-counter market and is quoted in the National Quotation Bureau's Pink Sheets. The following table shows the range of representative bid prices for the common stock. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions:

Bid Prices
----------
                              2003               2004                2005
                              ----               ----                ----
                        High       Low      High       Low      High      Low
                        ----       ---      ----       ---      ----      ---
First Quarter         $ 0.260   $ 0.130   $ 0.380   $ 0.050  $ 0.330   $ 0.130
Second Quarter          0.170     0.080     0.770     0.130    0.560     0.240
Third Quarter           0.140     0.070     0.460     0.150    0.510     0.410
Fourth Quarter          0.090     0.040     0.340     0.100    0.910     0.470

Holders

The number of shareholders of record of the Company's common stock as of June 5, 2006 as reported by the Company's transfer agent is approximately 19,000. A number of the Company's shareholders on record are brokerage firms or stock clearing agencies. Therefore, we believe the total number of beneficial shareholders is greater than 19,000.

Dividend Policy

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Common Stock

The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $0.001 par value. As of June 5, 2006 there were 99,569,028 shares of common stock issued and outstanding held by approximately 19,000 shareholders of record. As of June 5, 2006, the Company does not have sufficient authorized common stock to issue to holders of outstanding warrants, or shares needed should the convertible debt holders exercise their right to convert to common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the shareholders. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor (see "Market Price of Common Stock" and "Dividend Policy"). In the event of a liquidation, dissolution or winding up of the Company, holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding preferred stock. Holders of common stock have no right to convert their common stock into any other securities and have no cumulative voting rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. On April 14, 2005, we issued 10 million shares of the Company's preferred stock to one investor as follows: 10,000,000 shares of $0.01 Par Value, Preferred Shares of stock designated "Series A, $0.01 Par Value, Preferred Stock," and bears the following preferences, voting powers, restrictions, limitations as to dividends, qualifications, and terms and conditions as follows:

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

Warrants and Options

As of June 5, 2006, there is one warrant issued and outstanding for the purchase of 700,000 shares of our common stock in the hands of one investor. This warrant is convertible at any time into the Company's $0.001 par value common stock. The per share strike price of this warrant is $1.3064. This warrant expires on September 27, 2006. The warrant includes a change of form provision in it, whereby if a change in the form of the common stock occurs due to stock splits, stock dividends, or mergers, the holders are entitled to receive a pro-rata increase of shares at a discounted price. However, the holder of the warrant does not have any voting rights and is not entitled to receive any cash or property dividends declared by the Board of Directors until they convert the warrant into common shares. At the time such Warrant is exercised, the common shareholders' ownership percentage of the Company will be diluted. The Company has no options outstanding at December 31, 2005.

Transfer Agent and Registrar

American Stock Transfer and Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Item 6. Selected Financial Data

The Selected Financial Data for the years 2003, 2002 and 2001 has been reclassified to conform to the presentation of 2004. The Company became a development stage company effective January 1, 2004, and the operations of the Company have been presented as discontinued operations.


Year Ended December 31
----------------------
                                    2005              2004              2003              2002             2001
                                    ----              ----              ----              ----             ----

Net Sales                     $             -    $            -    $           -    $        19,621    $       16,678

Net Loss from Continuing
Operations                         (1,408,534)       (1,658,941)        (735,159)        (2,087,341)       (8,937,121)
Net Loss from Discontinued
Operations                                  -          (548,865)      (2,341,921)        (2,978,505)       (6,095,339)
                              ---------------------------------------------------------------------------------------
     Total Net Loss           $    (1,408,534)   $   (2,207,806)   $  (3,077,080)   $    (5,065,846)   $  (15,032,460)

Loss Per Share from
Continuing Operations         $         (0.01)   $        (0.02)   $       (0.01)   $         (0.03)   $        (0.14)

Loss Per Share from
Discontinued Operations                  0.00              0.00            (0.03)             (0.04)            (0.10)
                              ---------------------------------------------------------------------------------------
     Total Loss Per Share     $         (0.01)   $        (0.02)   $       (0.04)   $         (0.07)   $        (0.24)


Total Assets                  $        78,381    $       19,161    $     172,197    $     2,028,420    $    3,917,424

Long - Term Debt              $             -    $    2,405,078    $       2,591    $     1,077,650    $    1,196,777

Working Capital (Deficit)     $    (5,715,192)   $   (2,541,107)   $  (3,814,621)   $    (1,918,335)   $      680,392

Shareholders (Deficit) Equity $    (5,715,192)   $   (4,946,185)   $  (3,817,212)   $    (1,486,358)   $      268,940


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

Results of Operations 2005 Compared to 2004

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

As described in Footnote 16 to the financial statements herein, Dauphin substantially discontinued its operations in the fourth quarter of 2003. Accounting rules dictate that results from our previous operations be treated as "Discontinued Operations" for financial statement purposes. As a result, revenues for the Company for 2005 and 2004 were $0.0.

General and administrative expenses decreased to approximately $876,000 for 2005 as compared to $1,549,000 for 2004. The decrease in 2005 is a result of the Company not having made payments by issuing notes convertible to stock for settlement purposes, as well as to certain consultants and former employees. Losses from operations were $1,408,534 and $1,658,941 in 2005 and 2004 respectively. A material part of the change in operations was due to a significant loss associated with the fair market adjustment of the derivative liability in 2005.

Interest expense decreased to approximately $62,000 for the year ended December 31, 2005 from $337,000 for the year ended December 31, 2004. The decrease in interest expense in 2005 resulted largely from the completion of the amortization of debt discount in the third quarter of 2004.

Fourth-Quarter 2005 Compared with Fourth-Quarter 2004

General and administrative expenses for fourth-quarter of 2005 increased to $284,388 compared with $277,000 for the fourth-quarter of 2004. This increase was due primarily as a result of expenses associated with the completion of our audits for 2004, 2003 and 2002. All other general and administrative expenses are comparable between the fourth quarter of 2005 and 2004.

Interest expense for the fourth quarter of 2005 increased slightly over that of the fourth quarter of 2004. The increase in interest is attributable to the increase in convertible notes.

Losses on continuing operations for the fourth quarter of 2005 and 2004 were $504,182 and $357,863 respectively. The increase is related to costs associated with accounting, legal and consulting fees in completing our 2004, 2003 and 2002 audits.

Third-Quarter 2005 Compared with Third-Quarter 2004

General and administrative expenses for the third-quarter of 2005 and 2004 were $204,842 and $467,251 respectively. A portion of the decrease is a result of agreements reached with former employees in the third quarter of 2004 related to unpaid payroll, as well as a decrease in professional and consulting fees.

Interest expense for the third quarter of 2005 decreased significantly as a result of the amortization of the beneficial conversion feature associated with the Convertible Notes in 2003, which discount became fully amortized in the third quarter of 2004.

Losses on continuing operations for the third quarter of 2005 and 2004 were $261,695 and $564,072 respectively. A significant amount of the decrease is a result of agreements reached with former employees in the third quarter of 2004 related to unpaid payroll.

Second-Quarter 2005 Compared with Second-Quarter 2004

General and administrative expenses for the second quarter of 2005 and 2004 were $224,733 and $707,152 respectively. The decrease is largely the result of a reduction in professional and legal fees, as well as consultants and public relations expenses.

Interest expense for the second quarter of 2005 decreased significantly as a result of the amortization of the beneficial conversion feature associated with the Convertible Notes in 2003, which discount became fully amortized in the third quarter of 2004.

Losses on continuing operations for the second quarter of 2005 and 2004 were $435,226 and $918,090 respectively. The decrease is largely the result of a reduction in professional and legal fees, as well as consultants and public relations expenses.

First-Quarter 2005 Compared with First-Quarter 2004

General and administrative expenses for the first quarter of 2005 and 2004 were $161,848 and $10,560 respectively. The increase is associated with legal and professional fees.

Interest expense for the first quarter of 2005 decreased significantly as a result of the amortization of the beneficial conversion feature associated with the Convertible Notes in 2003, which discount became fully amortized in the third quarter of 2004.

Loss on continuing operations for the first quarter of 2005 was $207,340 compared to a gain of $181,084 in the first quarter of 2004. The change is largely related to the change in fair market value of the derivative instrument.

Results of Operations 2004 Compared to 2003

As described in Footnote 16 to the financial statements herein, Dauphin substantially discontinued its operations in the fourth quarter of 2003. Accounting rules dictate that results from our previous operations be treated as, "Discontinued Operations" for financial statement purposes. As a result, revenues for the Company for 2004 and 2003 were $0.

General and administrative expenses increased to approximately $1,549,000 for 2004 as compared to $677,000 for 2003. Losses from continuing operations were $1,658,941 and $735,159 in 2004 and 2003 respectively. A material part of the change in loss from continuing operations was due to the fair market adjustment of the derivative liability at each year end. General and administrative expenses for 2004 consisted of expenses associated with the issuance of common stock for reimbursement pursuant to numerous agreements in lieu of cash to numerous consultants.

Interest expense decreased to approximately $337,000 for the year ended December 31, 2004 from $555,000 for the year ended December 31, 2003. The decrease in interest expense in 2004 resulted from a decrease in amortization of debt discount.

Losses from discontinued operations were $548,865 and $1,115,496 in 2004 and 2003 respectively. We recorded a loss on the sale of a discontinued subsidiary in 2003 of $1,226,425.

Liquidity and Capital Resources

The Company has incurred a net operating loss in each year since its founding and as of December 31, 2005, has an accumulated deficit of $71,534,413. The Company expects to incur operating losses over the near term. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained.

For the year ended December 31, 2005 the Company used $1,191,525 of cash in operating activities from continuing operations and generated $1,496,993 of cash from financing activities and used $234,916 of cash for discontinued operations that produced an increase in cash of $70,552 for the year. Financing activities consisted primarily of the issuance of convertible loans for $626,400 and the sale of preferred stock for $550,000. As of December 31, 2005 the Company had current liabilities in excess of current assets of approximately $5,715,000. The Consolidated Statements of Cash Flows, included in this report, detail the other sources and uses of cash and cash equivalents.

The Company has funded losses from operations in the current year primarily from the issuance of debt and the sale of the Company's preferred stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt will continue to fund operating losses in the short-term. There is no assurance that the Company will be successful in raising the needed amounts of debt needed to sustain the Company.

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

Since July 1996 we have operated with substantial losses from operations and have an accumulated deficit of $71,534,413 as of December 31, 2005. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to procure and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained. Our financial performance may make it difficult for potential sources of capital to evaluate the viability of our business to date and to assess its future viability.

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

In January 2006, the Company entered into a definitive Agreement and Plan of Merger (the "Merger") whereby the Company's wholly owned subsidiary, GeoVax
Acquisition Corp., would merge with and into GeoVax. Upon completion of the Merger, GeoVax would survive the Merger as a wholly owned subsidiary of Dauphin. GeoVax, Inc., a Georgia biotechnology company, was established to develop, license and commercialize the manufacture and sale of human vaccines for diseases caused by HIV-1 (Human Immunodeficiency Virus) and other infectious agents. The Merger shall become effective upon, among other things, an affirmative vote of approval from each companies' shareholders. There is no assurance that we will be successful in finalizing this transaction. If the transaction is completed, there is no assurance that the surviving company will be economically successful. Regardless of the outcome with GeoVax, we may not be successful in finding any suitable merger or acquisition candidate. If we are not successful in finding any suitable candidate, it would raise substantial doubt as to our ability to continue any operations.

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

While the Company's financial statements have been prepared under the assumption that the Company will continue as a going concern, the independent registered public accounting firm's report on the Company's 2005 financial statements, included an explanatory paragraph relating to the substantial doubt as to the Company's ability to continue as a going concern.

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

Shareholders may suffer dilution from the exercise of existing warrants and convertible notes; the terms upon which we will be able to obtain additional equity capital could be adversely affected.

Our common stock may become diluted if any of the outstanding warrants to purchase our common stock are exercised. The total number of shares that were issuable at December 31, 2005 pursuant to the outstanding warrants was 1,3999,999 and is, at the date of this report, 700,000. There are no options outstanding at December 31, 2005.

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

Item 9. Changes in and Disagreements with Accountants on Accounting or Financial Disclosure

On May 5, 2006, the Registrant notified its principal auditor, Tanner LC ("Tanner") that the Registrant was terminating the client-auditor relationship.

The reports of Tanner on the Registrant's financial statements as of and for the fiscal years ended December 31, 2004, 2003 and 2002 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle, except for the addition of an explanatory paragraph in the report of Tanner on the Registrant's financial statements expressing substantial doubt about the Company's ability to continue as a going concern.

During the Registrant's fiscal year ended December 31, 2004 Tanner LC did not issue any adverse opinions or disclaimers of opinion or qualify or modify an opinion as to the uncertainty, audit scope, or accounting principles, except that the reports of Tanner LC included a reference to a substantial doubt about the Registrant's ability to continue as a going concern.

During the Registrant's fiscal years ending December 31, 2004 and interim period preceding the cessation of the relationship with Tanner, there were no disagreements (as defined in Item 304 (a) (1) (iv) of Regulation S-K) except that Tanner reported in a letter to the Company's Board of Directors dated November 11, 2005 that Tanner identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "significant deficiencies" or "material weaknesses." The Public Company Accounting Oversight Board ("PCAOB") has defined "significant deficiency" as a control deficiency, or a combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that the misstatement of the company' annual or interim financial statements that is more than inconsequential will not be detected. The PCAOB has defined a "material weakness" as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected."

The significant deficiencies or material weakness in our internal controls relate to segregation of incompatible duties, the timely reconciliation of general ledger accounts, controls over inventory, property and equipment, debt documentation and derivative transactions and accounting for acquisitions and disposals. Additionally, significant deficiencies or material weakness in our internal control over accounting for derivative transactions, certain disclosures in the footnotes to the financial statements were related to the stock option disclosures required by SFAS No. 123R. We have disclosed these significant deficiencies and material weaknesses to our Board of Directors.

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

During the fiscal year ended December 31, 2004, the Registrant had no disagreement with Tanner as to any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Tanner would have caused it to make reference to the subject matter of such disagreement in connection with its report for the year ended December 31, 2004.

Effective May 5, 2006, the Board of Directors of Dauphin Technology, Inc., appointed Porter Keadle Moore, LLP ("PKM"), an Atlanta, Georgia based firm, as its new independent registered public accounting firm. The decision to appoint new auditors was approved by Dauphin's Board of Directors.

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

In connection with the completion of its audit of, and issuance of its report on, our consolidated financial statements for the year ended December 31, 2005, Porter Keadle Moore, LLP ("PKM") considered our internal controls in order to determine their auditing procedures for the purpose of expressing their opinion on the financial statements and not to provide assurance on our internal controls. PKM noted certain matters involving our internal controls and our operation  that  they  consider  to be  reportable  conditions  under  standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters relating to significant deficiencies in the design or operation of the internal control that, in PKM's judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in our financial statements.

A material weakness is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Because of inherent limitations of internal control, errors or fraud may nevertheless occur and not be detected. Also, projection of any evaluation of the internal control to future periods is subject to the risk that internal control may become inadequate because of changes in conditions or that the degree of compliance may deteriorate. PKM noted the following reportable conditions that they believe to be material weaknesses: (i) Improve segregation of incompatible accounting department duties, (ii) Improve maintenance of accounting records by implementing the use of an accounting software system and
(iii) Implement a Corporate Code of Conduct.

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name                     Age        Date              Present Office
Andrew J. Kandalepas      56        1995      Chairman of the Board of Directors
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

Gary E. Soiney           66         1995              Secretary, Director

         Mr. Soiney has served as a Director since November of 1995. Mr. Soiney graduated from the University of Wisconsin in Milwaukee with a degree in Business Administration. He is currently a 75% owner in Pension Design & Services, Inc., a Wisconsin corporation, which performs administrative services for qualified pension plans to business primarily in the Mid-West.

Dr. Daniel D. Kiddy      43         2002                  Director

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

Item 11. Executive Compensation

The following table sets forth in the format required by applicable regulations of the Securities and Exchange Commission the compensation for Executive Officers of the Company who served in such capacities as of December 31, 2005.

                                                      SUMMARY COMPENSATION TABLE

----------------------- --------- ---------------------------- ------------------------------- ------------------
                        FISCAL                                           LONG-TERM                 ALL OTHER
                        YEAR          ANNUAL COMPENSATION             COMPENSATION (1)           COMPENSATION
                        ENDED
    NAME AND TITLE      DEC. 31
----------------------- --------- ---------------------------- -------------------------------
                                       SALARY      BONUS           AWARDS         PAYOUTS
----------------------- --------- ------------ --------------- --------------- ---------------

                                                                 SECURITIES      LONG-TERM
                                                                 UNDERLYING      INCENTIVE
                                                                OPTIONS (#)       PLAN PAY
                                                                                  OUTS ($)
----------------------- --------- ------------ --------------- --------------- --------------- ------------------
Andrew J. Kandalepas    2005         $195,000     $       -0-             -0-     $       -0-        $       -0-
Chairman, CEO, CFO      2004          195,000             -0-             -0-             -0-                -0-
and President           2003          195,000             -0-             -0-             -0-                -0-
----------------------- --------- ------------ --------------- --------------- --------------- ------------------

(1) The Company presently has no long-term compensation arrangements and had no such plans during fiscal years 2003 through 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of June 5, 2006, the number and percentage of outstanding shares of the Company's common stock beneficially owned by (i) each Executive Officer and Director, (ii) all Executive Officers and Directors as a group, (iii) all persons known by the Company to own beneficially more than 5% of the Company's common stock. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.


                                              Amount and Nature   Percent of
                                              of Beneficial       Shares of
Name                    Title                 Ownership           Common Stock
--------------------------------------------------------------------------------
Andrew J. Kandalepas    Chairman, Chief
                        Executive Officer
                        & President              1,917,497 (1)       1.9%

Dr. Daniel D. Kiddy     Director                 1,555,350 (2)       1.6%

Gary E. Soiney          Secretary, Director        500,000 (3)         *
                                                 -------------       ----

Executive Officers and Directors
as a group (3 persons)                           3,972,847 (4)       4.0%
                                                 -------------       ----

_____________________
*            Less than 1%
(1)      Includes a loan convertible into 850,000 shares.
(2)      Includes a loan convertible into 1,380,000 shares.
(3)      Includes a loan convertible into 500,000 shares.
(4)      Includes loans convertible into 2,730,000 shares.

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accounting Fees and Services

Audit Fees

Effective May 5, 2006, the Board of Directors of Dauphin Technology, Inc., appointed Porter Keadle Moore, LLP ("PKM"), an Atlanta, Georgia based firm, as its new independent registered public accounting firm to audit our annual financial statements for the fiscal year ended December 31, 2005. As of the date of this report, we have paid PKM approximately $20,000 and we estimate an additional $26,000 will be paid for professional services rendered in connection with the audit.

In connection with the concurrent audits for the fiscal years ending December 31, 2004, 2003 and 2002, we paid Tanner LC approximately $199,000 for professional services rendered. We anticipate, however, that we will pay Tanner an additional amount of money upon the completion of their review of this Form 10-K.

Audit-Related Fees

There have been no additional fees billed to us by PKM or Tanner LC for professional services rendered for assurance and related services reasonably related to the performance of audit or review of our financial statements and not reported in the previous paragraph.

Tax Fees

There have been no fees billed to us by PKM or Tanner LC for professional services rendered for tax compliance and related tax services.

All Other Fees

There have been no other fees billed to us by PKM or Tanner LC for services rendered other than the services described in the previous three paragraphs.

The engagement of PKM to render audit or non-audit services required the prior approval of our Board of Directors since we do not have an audit committee of our Board of Directors.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm......................F-2

Report of Predecessor Independent Registered Public Accounting Firm..........F-3

Consolidated Balance Sheets - December 31, 2005 and 2004.....................F-4

Consolidated Statements of Operations for the
years ended December 31, 2005, 2004, 2003, and cumulative amounts............F-5

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 2003, 2004 and 2005.................................F-6
Consolidated Statements of Cash Flows for the
years ended December 31, 2005, 2004, 2003, and cumulative amounts............F-7

Notes to Consolidated Financial Statements...................................F-8

                        REPORT OF INDEPENDENT REGISTERED

                             PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders of Dauphin Technology, Inc.


We have audited the accompanying consolidated balance sheet of Dauphin Technology, Inc. (a development stage company) (the "Company") as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the year ended December 31, 2005, and for the period of time considered part of the development stage from January 1, 2004 to December 31, 2005, except we did not audit the Company's financial statements for the period from January 1, 2004 to December 31, 2004 which were audited by other auditors, whose report dated November 11, 2005 on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dauphin Technology, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and has no operations. The Company has had recurring losses, negative cash flows from operations and has discontinued substantially all of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Porter Keadle Moore, LLP


Atlanta, Georgia
June 5, 2006

                        REPORT OF INDEPENDENT REGISTERED

                             PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Dauphin Technology, Inc.


We have audited the accompanying consolidated balance sheet of Dauphin Technology, Inc. ("Company" "development stage company") as of December 31, 2004 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year ended December 31, 2004 and 2003, and cumulative amounts since January 1, 2004 (date of commencement of the development stage) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dauphin Technology, Inc. as of December 31, 2004 and the results of their operations and cash flows for the years ended December 31, 2004 and 2003, and cumulative amounts since January 1, 2004 (date of commencement of the development stage) to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

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


/s/TANNER LC


Salt Lake City, Utah
November 11, 2005

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004
--------------------------------------------------------------------------------
                                     ASSETS
                                                   2005                2004
                                              --------------     ---------------
CURRENT ASSETS:
  Cash                                        $       78,381     $        7,829
  Prepaid expenses                                         -              2,500
  Assets from discontinued operations                      -              8,832
                                              --------------     ---------------

       Total assets                           $       78,381     $       19,161
                                              --------------     ---------------



                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                            $      196,813     $       68,602
  Accrued expenses                                   320,609            323,838
  Short-term borrowings                               50,000            200,000
  Current portion of long-term debt                   13,515             13,515
  Derivative liability                             1,231,158            760,565
  Convertible debentures                             950,000            950,000
  Convertible loans                                3,031,478                  -
  Liabilities from discontinued operations                 -            243,748
                                              --------------     ---------------

       Total current liabilities                   5,793,573          2,560,268

CONVERTIBLE LOANS                                          -          2,405,078
                                              --------------     ---------------

       Total liabilities                      $    5,793,573     $    4,965,346
                                              --------------     ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Preferred stock, $0.01 par value,
    10,000,000 shares authorized;
    10,000,000 shares issued and
    outstanding at December 31, 2005                 100,000                  -
  Common stock, $0.001 par value,
    100,000,000 shares authorized;
    99,569,028 shares issued and
    outstanding at December 31, 2005
    and 98,501,688 shares issued and
    outstanding at December 31, 2004                  99,569             98,502
  Additional paid-in capital                      65,619,652         65,081,192
  Accumulated deficit                            (71,534,413)       (70,125,879)
                                              --------------     ---------------
      Total shareholders' deficit                 (5,715,192)        (4,946,185)
                                              --------------     ---------------
       Total liabilities and
          shareholders' deficit               $       78,381     $       19,161
                                              --------------     ---------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                Dauphin Technology, Inc.
                              (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the years ended December 31, 2005, 2004 and 2003
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                                      Cumulative amounts
                                                                                                       since becoming a
                                                                                                       development stage
                                                            2005           2004              2003         company
NET SALES                                            $           -   $            -   $           -    $             -

COST OF SALES                                                    -                -               -                  -
                                                     -------------   --------------   -------------    ---------------
        Gross  profit                                            -                -               -                  -

GENERAL AND ADMINISTRATIVE EXPENSES
                                                           875,811        1,548,900         676,643          2,424,711
                                                     -------------   --------------   -------------    ---------------
        Loss from operations                              (875,811)      (1,548,900)       (676,643)        (2,424,711)
Derivative (loss) gain                                    (470,593)         227,197         496,375           (243,396)
INTEREST EXPENSE                                           (62,130)        (337,238)       (554,891)          (399,368)
                                                     -------------   --------------   --------------   ---------------
        Net loss from continuing operations             (1,408,534)      (1,658,941)       (735,159)        (3,067,475)

DISCONTINUED OPERATIONS
     Loss from discontinued operations                           -         (548,865)     (1,115,496)          (548,865)
     Loss from sale of discontinued assets                       -                -      (1,226,425)                 -
                                                     -------------   --------------   --------------   ---------------
                                                                 -         (548,865)     (2,341,921)          (548,865)
                                                     -------------   --------------   --------------   ---------------

             Net loss                                $  (1,408,534)  $   (2,207,806)  $  (3,077,080)   $    (3,616,340)
                                                     =============   ==============   =============    ===============

LOSS PER SHARE:
Continuing Operations                                $       (0.01)  $        (0.02)  $       (0.01)   $         (0.03)
Discontinued Operations                                       0.00             0.00           (0.03)             (0.00)
                                                     -------------   --------------   --------------   ---------------
  Total  Basic and Diluted                           $       (0.01)  $        (0.02)  $       (0.04)   $         (0.03)
                                                     =============   ==============   =============    ===============

Weighted average number of shares of common stock
outstanding
               Basic                                    99,266,000       96,794,000      81,041,000         98,030,000

               Diluted                                  99,266,000       96,794,000      81,041,000         98,030,000


 The accompanying notes are an integral part of these consolidated financial statements.


                                      Dauphin Technology, Inc.
                                    (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        For the years ended December 31, 2005, 2004 and 2003

                                            Preferred
                                              Stock               Common Stock          Paid-in       Accumulated
                                         Shares    Amount      Shares      Amount        Capital         Deficit         Total
                                     ----------  --------- ------------   --------- -------------- ---------------    ------------
Balance, January 1, 2003                      -  $       -   75,225,931   $  75,227  $  63,279,408  $  (64,840,993)   $ (1,486,358)
Common stock issued for:
   Cash                                       -          -      571,428         571         39,429               -          40,000
   Exercise of stock options and
    warrants                                  -          -      360,555         361         64,539               -          64,900
   Conversion of convertible debt             -          -    5,145,887       5,146        609,855               -         615,001
   Unamortized discount on debt
    conversion                                -          -            -           -       (284,583)              -        (284,583)
   Services                                   -          -    1,099,999       1,100        125,526               -         126,626
Exercise of warrants in lieu of
  consulting fees owed them                   -          -      591,011         591        105,791               -         106,382
Warrants issued for services                  -          -            -           -         77,900               -          77,900
Net loss                                      -          -            -           -              -      (3,077,080)     (3,077,080)
                                     ----------  --------- ------------   --------- -------------- ---------------    ------------

Balance, December 31, 2003                    -          -   82,994,811      82,996     64,017,865     (67,918,073)     (3,817,212)
Common stock issued for:
   Cash                                       -          -    4,733,333       4,732        318,268               -         323,000
   Conversion of convertible debt             -          -    9,273,544       9,274        375,726               -         385,000
   Unamortized discount on debt
     conversion                               -          -            -           -        (64,167)              -         (64,167)
   Services                                   -          -    1,500,000       1,500        433,500               -         435,000
Net loss                                      -          -            -           -              -      (2,207,806)     (2,207,806)
                                     ----------  --------- ------------   --------- -------------- ---------------    ------------

Balance, December 31, 2004                   -           -   98,501,688      98,502     65,081,192     (70,125,879)     (4,946,185)
Preferred stock issued               10,000,000    100,000            -           -        450,000               -         550,000
Common stock issued for:
   Employee Settlement                        -          -      300,651         300         39,210               -          39,510
   Services                                   -          -       16,689          17         12,500               -          12,517
   Conversion of convertible debt             -          -      750,000         750         36,750               -          37,500
Net loss                                      -          -            -           -              -      (1,104,534)     (1,408,534)
                                     ---------- ---------- ------------   --------- -------------- ---------------    ------------
Balance, December 31, 2005           10,000,000  $ 100,000   99,569,028   $  99,569  $  65,619,652  $  (71,534,413)   $ (5,715,192)
                                     ---------- ---------- ------------   --------- -------------- ---------------    ------------

              The accompanying notes are an integral part of these consolidated financial statements.


                                             Dauphin Technology, Inc.
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the years ended December 31, 2005, 2004 and 2003
-----------------------------------------------------------------------------------------------------------------------


                                                                                                      Cumulative amounts
                                                                                                        since becoming a
                                                                                                       development stage
CASH FLOWS FROM OPERATING ACTIVITIES                                       2004            2003            company
                                                                          Revised         Revised          Revised
                                                             2005        See note 17    See note 17       See note 17
                                                         ------------   ------------    ------------     ------------
    Net loss                                             $ (1,408,534)  $ (2,207,806)   $ (3,077,080)    $ (3,616,340)
    Non-cash items included in net loss
       Amortization of debt discount                                -        269,588         519,167          269,588
       Loss on sale of building and equipment                       -              -          35,655                -
       Common stock issued for convertible debt                37,500              -               -           37,500
       Convertible loans issued in lieu
         of consulting fees                                         -      1,161,500               -        1,161,500
       Warrants issued in lieu of consulting fees                   -              -          77,900                -
       Common stock issued to vendors                               -              -         126,626                -
       Common stock issued for services                        12,517        435,000               -          447,517
       Warrants exercised in lieu of consulting                     -              -         106,382                -
       fees                                                    39,510              -               -           39,510
       Common stock issued for employee settlement
    Changes in:
       Receivables - employee                                       -          3,248               -            3,248
       Prepaid expenses                                         2,500              -           4,753            2,500
       Accounts payable                                       128,211        (64,487)       (223,641)          63,724
       Accrued expenses                                        (3,229)       (44,503)        230,127          (47,732)
                                                         ------------   ------------    ------------     ------------
           Net cash used in operating activities
              of continuing operations                     (1,191,525)      (447,460)     (2,200,111)      (1,638,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                    -              -           7,670                -
                                                         ------------   ------------    ------------     ------------
           Net cash provided by investing activities
           of continuing operations                                 -              -           7,670                -

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of shares                                -        323,000          40,000          323,000
    Proceeds from exercise of warrants and options                  -              -          64,900                -
    Issuance of preferred stock                               550,000              -               -          550,000
    Derivative liability                                      470,593       (224,414)       (496,376)         246,179
    Increase in short-term borrowing                           50,000              -         150,000           50,000
    (Decrease in short-term borrowing                        (200,000)             -               -         (200,000)
    Issuance of convertible loans                             626,400      1,243,578               -        1,869,978
    Repayment of convertible debentures                             -       (100,000)       (150,000)        (100,000)
    Repayment of long-term leases and other
       obligations                                                  -              -          (1,638)
                                                         ------------   ------------    ------------     ------------
                                                                                                                    -
           Net cash provided by (used in) financing
              activities of continuing operations           1,496,993      1,242,164        (393,114)       2,739,157
                                                         ------------   ------------    ------------     ------------

CASHFLOWS FROM DISCONTINUED OPERATIONS:
       Operating cash flows                                  (234,916)      (787,201)      2,359,604       (1,022,117)
        Investing cash flows                                        -              -         128,815                -
                                                         ------------   ------------    ------------     ------------
        Financing cash flows                                        -              -               -                -
                   Net cash (used in) provided
                   by discontinued operations                (234,916)      (787,201)      2,488,419       (1,022,117)
                                                         ------------   ------------    ------------     ------------

                  Net increase (decrease) in cash              70,552          7,503         (97,136)          78,055

CASH, beginning of year                                         7,829            326          97,462              326
                                                         ------------   ------------    ------------     ------------
CASH, end of year                                        $     78,381   $      7,829    $        326     $     78,381
                                                         ------------   ------------    ------------     ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest Paid                                       $          -   $     18,262    $      7,407     $     18,262

NONCASH TRANSACTIONS:
    Conversion of note to common stock                   $          -   $    385,000    $    615,001     $    385,000
    Unamortized discount upon conversion of debt                    -         64,167         284,583           64,167
    Warrants forfeited                                         76,250        344,694       1,516,862          344,694

              The accompanying notes are an integral part of these consolidated financial statements

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Description of Business

Dauphin Technology, Inc. ("Dauphin" or the "Company") and its Subsidiaries marketed mobile hand-held, pen-based computers, broadband set-top boxes and provided private, interactive cable systems to the extended stay hospitality industry out of the corporate offices located in northern Illinois, a facility in central Florida and a branch office in Piraeus, Greece. The Company, an Illinois corporation, was formed on June 6, 1988 and became a public entity in 1991. The Company was unsuccessful in its operations and terminated those operations in December 2003. Our previous business operations were limited and did not result in (i) significant revenues, (ii) the accumulation of a significant dollar amount of assets, or (iii) in earnings. Due to a lack of resources, the Company was unable to comply with our filing requirements under
Section 13 of the Securities Exchange Act of 1934, as amended. In November 2003, Dauphin's Board of Directors, as then constituted, considered and approved a plan effective approximately January 1, 2004, to discontinue all operations and to seek out potential merger and or acquisition candidates.

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

2.   GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations, restructuring its debt obligations, and obtaining additional outside financing. The Company has funded losses from operations in the current year primarily from the issuance of debt and the issuance of the Company's restricted common stock services and the sale of preferred stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt and the sale of the Company's restricted preferred stock will continue to fund operating losses in the short-term, however, there can be no assurance that it will be successful in doing so.

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

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

3.   SUMMARY OF MAJOR ACCOUNTING POLICIES - Continued:

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

(Loss) Per Common Share

Basic loss per common share is calculated by dividing net loss for the year by the weighted-average number of shares outstanding during the period, which were 99,266,000 for the year ended December 31, 2005. Diluted loss per common share is adjusted for the assumed exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect.

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

                                                    Year Ended December 31, 2003
                                                    ----------------------------
    Reported net loss applicable to common stockholders         $    (3,077,080)

    Deduct: Total stock-based employee compensation
      determined under fair value based method, net of
      related tax effects                                               (19,000)
                                                                ----------------
    Pro forma net loss                                          $    (3,096,080)
                                                                ================
    Basic and diluted loss per share:
          As reported                                           $         (0.04)
                                                                ================
          Pro forma                                             $         (0.04)
                                                                ================

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                               December 31, 2003
                                                               -----------------
             Dividend yield                                          0.0%
             Risk-free interest rate                                 5.0%
             Volatility factor                                       233%
             Expected life in years                                 2.75

The weighted average fair value of options and warrants granted during 2003 was $0.17. There were no options or warrants granted during 2005 or 2004.

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

3.   SUMMARY OF MAJOR ACCOUNTING POLICIES - Continued:

Weighted Average Shares

The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during each period.

The computation of diluted income (loss) per common share is based on the weighted average number of common shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. Options to purchase 0, 626,666 shares, and 2,041,730 shares at December 31, 2005, 2004 and 2003, respectively, at prices between $.12 and $2.75, and warrants to purchase 1,399,999, 1,704,999 shares and, 2,213,671 shares at December 31, 2005, 2004 and 2003, respectively, at prices between $.12 and $1.31 were outstanding but were excluded for the calculations for diluted income (loss) per share as the effect was antidilutive.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of the derivative liability. The Company adjusts the derivative to the fair market value at each period end based upon Black Scholes calculations.

Fair Value of Financial Instruments

The Company financial instruments consist of cash, payables, and notes payable. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the individual notes bear interest at market interest rates.

Reclassification

Certain balances in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the current year presentation.

4.       ACCRUED EXPENSES:

Accrued expenses reported as current liabilities consist of the following:

    Years ended December 31,

                                                            2005          2004
                                                         ----------   ----------

Compensation and related taxes                           $  112,641   $  178,000
Interest                                                    117,130       55,000
Other                                                        90,838       90,838
                                                         ----------   ----------

Total                                                    $  320,609   $  323,838
                                                         ----------   ----------

The accrued compensation is payable to our chief executive officer, with amounts originating from fiscal years 2004 through fiscal year 2005.

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------


5.   SHORT-TERM BORROWINGS:

In September 2005, the Company entered into a loan agreement with an individual for $50,000. The loan is due on December 31, 2006 and bears an annual interest rate of 6% and is unsecured.

In December 2004, the Company entered into a loan agreement with an individual for $200,000. The loan was due in June 2005 and bore an interest rate of 10% per annum and was unsecured. In April 2005, the loan was converted into preferred shares of the Company in conjunction with a financing arrangement with the same investor.

6.    LONG-TERM DEBT:

As of December 31, 2005 and 2004, long term debt with a balance of $13,515 consists of a loan with McHenry County Department of Planning and Development, payable in equal monthly installments over 24 months with 4.11% interest and is unsecured. This loan was due on June 15, 2004, and is currently in default. To date, this loan has not been paid.

7.   CONVERTIBLE LOANS:

During the year 2005, the Company entered into 2% convertible loan agreements with approximately 40 individuals in exchange for $626,400 in cash. The total of Convertible Loans outstanding at December 31, 2005 is $3,031,478. The convertible agreements can be converted into common stock of the Company at prices ranging from $0.10 to $0.45 per share. To date, none of these loans have been converted, are all due in 2006 and are unsecured.

During 2004, the Company entered into 2% convertible loan agreements with approximately 30 individuals in exchange for $1,243,578 in cash. In addition, the Company issued convertible agreements in the amount of $1,161,500 for various settlement of amounts due vendors for services provided to the Company during the year. The convertible agreements can be converted into common stock of the Company at prices ranging from $0.05 to $0.13 per share. To date, none of these loans have been converted, are all due in 2006 and are unsecured.

8.   CONVERTIBLE DEBENTURES:

At December 31, 2005 and 2004, convertible debentures totaling $950,000 are attributable to the financing arrangement the Company had with Crescent International Ltd. as described below.

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

The Securities Purchase Agreement permits the Company to sell to Crescent and requires Crescent to purchase from the Company, at the Company's sole discretion, common stock of the Company for up to $7.5 million over a 24-month period. Individual sales are limited to $1.5 million, or a higher amount if agreed to by the Company and Crescent, and each sale is subject to our satisfaction of the following conditions precedent (none of which are within the control of Crescent): (1) the Company's representations and warranties must be true and complete, (2) the Company must have one or more then currently effective registration statements covering the resale by Crescent of all shares issued in prior sales to Crescent and issuable upon the conversion of the Convertible Note, (3) there must be no dispute as to the adequacy of disclosures made in any such registration statement, (4) such registration statements must not be subject to any stop order, suspension or withdrawal, (5) the Company must have performed its covenants and obligations under the Securities Purchase Agreement, (6) no statute, rule, regulation, executive order, decree, ruling or

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

8.   CONVERTIBLE DEBENTURES - Continued:

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

9.   DERIVATIVE LIABILITY

SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The Company reports as income or loss in the current financial statements the change in the fair value of the derivative at the balance sheet date with that of the previous reported date. The Company has derivative liabilities arising from the following at December 31, 2005 and 2004:


                                                             2005         2004
                                                         ----------  ----------
Derivative arising from the issuance
of the Convertible debentures and
warrant to Crescent International.
The underlying debt was due September
2004 and the derivative is currently
due. See Note 8.                                         $  694,412  $  593,990

Derivative arising from the warrants
granted with insufficient unissued
shares available. The derivative is
currently due.                                           $  536,746  $  166,575
                                                         -----------------------
Total                                                    $1,231,158  $  760,565
                                                         =======================

10.   WARRANTS

During 2005 and 2004, the Company did not issue any warrants. The following table outlines warrants outstanding at December 31, 2005 and 2004. The warrants are recorded at the fair value estimated on the date of grant based on the Black-Scholes single-option-pricing model. The warrants expire in three to five years. The warrants issued to consultants are measured at fair value and recorded as expense, while the warrants issued in capital raising are measured in fair value and recorded as an offset of the capital received:

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

10.   WARRANTS - Continued

Information regarding these warrants for 2005 and 2004 is as follows:

                                                                        2005                       2004
                                                                     Weighted                      Weighted
                                                                      Average                      Average
                                                        Shares     Exercise Price      Shares      Exercise Price
                                                        ------     ---------------     ------      --------------
Warrants outstanding beginning of year                  1,704,999    $  0.6834       2,213,671         $  0.7867
Warrants expired                                         (305,000)        0.56        (508,672)            0.6125
                                                        ------     ---------------     ------      --------------
Warrants outstanding at year end                      $ 1,399,999    $  0.7103       1,704,999         $  0.6834
Weighted  average  fair value of  warrants  granted
     during the year                                  $         -                  $         -
Warrants exercisable at year end                        1,399,999                    1,704,999
Warrant price range at year end                       $    0.10 to $1.3064         $    0.10 to $1.3064


The following table summarizes information about the warrants outstanding at December 31, 2005 and 2004:

                                      DECEMBER 31, 2005
                     Warrants Outstanding and Exercisable
   --------------------------------------------------------------------------
   Range of Exercise      Number of      Weighted Avg.       Weighted Avg.
         Prices            Shares       Contractual Life    Exercise Price
        $0.1000                200,000        0.35              $0.1000
        $0.1200                499,999        0.35              $0.1200
        $1.3064                700,000        0.75              $1.3064
     Total for 2005          1,399,999         0.55            $ 0.7103

                                      DECEMBER 31, 2004
                       Warrants Outstanding and Exercisable
     -------------------------------------------------------------------------
     Range of Exercise     Number of       Weighted Avg.      Weighted Avg.
           Prices            Shares       Contractual Life    Exercise Price
          $0.1000               200,000         1.35             $0.1000
          $0.1200               499,999         1.35             $0.1200
          $0.5600               305,000         0.92             $0.5600
          $1.3064               700,000         1.74             $1.3064
       Total for 2004         1,704,999          1.43            $ .6834

During 2005 and 2004, 305,000 and 508,672 warrants, respectively, with a value of $76,250 and $344,694, respectively, expired and were forfeited without being exercised.

11.    STOCK OPTIONS:

Information regarding stock options for 2005 and 2004 is as follows:

                                                                         2005                            2004
                                                                       Weighted                        Weighted
                                                                       Average                         Average
                                                        Shares      Exercise Price      Shares      Exercise Price
                                                        ------     ---------------     ------      --------------
Options outstanding beginning of year                     626,666    $     .7741     2,041,730          $  .7741
Options exercised                                               -              -             -                 -
Options granted                                                 -              -             -                 -
Options forfeited                                        (626,666)             -    (1,415,064)                -
Options outstanding at year end                                 0    $         0       626,666           $ .7741
Weighted  average  fair  value of  options  granted
     during the year                                  $         -                  $         -
Options exercisable at year end                                 0                         626,666
Option price range at year end                                                 -   $    0.12 to $2.75

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

11.   STOCK OPTIONS - Continued

The following table summarizes information about the options outstanding at December 31, 2004:

                                    DECEMBER 31, 2004
                     Options Outstanding and Exercisable
   -------------------------------------------------------------------------
   Range of Exercise     Number of       Weighted Avg.      Weighted Avg.
         Prices            Shares       Contractual Life    Exercise Price
        $ 0.1200               50,000         1.25             $ 0.1200
        $ 0.2200               60,000         1.00             $ 0.2200
        $ 0.3300               50,000         0.75             $ 0.3300
        $ 0.5300               50,000         0.50             $ 0.5300
        $ 0.6600               50,000         0.25             $ 0.6600
        $ 0.7000               25,000         0.23             $ 0.7000
        $ 0.9000              166,666         0.13             $ 0.9000
        $ 1.0800              110,000         0.01             $ 1.0800
        $ 1.1562               12,500         0.04             $ 1.1562
        $ 1.3700               40,000         0.37             $ 1.3700
        $ 2.7500               12,500         0.22             $ 2.7500
     Total for 2004           626,666         0.39             $ 0.7741


12.    EMPLOYEE BENEFIT PLAN:

The Company no longer maintains an employee benefit plan as of December 31, 2005. In prior years the Company maintained a salary deferral 401(k) plan covering substantially all employees who met specified service requirements. Contributions were based upon participants' salary deferrals and compensation and were made within Internal Revenue Service limitations. The Company does not currently offer post-employment or post-retirement benefits.

13.    INCOME TAXES:

A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense follows:

                                             2005         2004           2003
                                         ----------   ----------   ------------
U.S. federal statutory rate applied
  to pretax loss                         $ (478,900)  $ (750,000)  $ (1,046,000)
Permanent differences and adjustments         2,500        2,000          3,000
Expired net operating loss                1,324,400            -              -
Change in valuation allowance              (848,000)     748,000      1,043,000
                                         ----------   ----------   ------------

                  Income tax provision   $       -    $        -   $          -
                                         ----------   ----------   ------------

As of December 31, 2005 and 2004, the Company had generated deferred tax assets as follows:

                                                            December 31,
                                                            ------------
                                                        2005            2004
                                                    ------------  --------------
Gross deferred tax assets-
    Net operating loss (NOL) carryforward           $ 19,333,000  $   20,315,000
    Accrued liabilities                                   36,000          61,000
    Derivative liability                                 419,000         260,000
                                                    ------------  --------------
                  Deferred tax assets                 19,788,000      20,636,000
    Less valuation allowance                          19,788,000      20,636,000
                                                    ------------  --------------
                  Net deferred tax asset            $          -  $            -
                                                    ------------  --------------

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

13.    INCOME TAXES - Continued:

Deferred income taxes include the tax impact of net operating loss (NOL) carryforwards. Realization of these assets, as well as other assets listed above, is contingent on future taxable earnings by the Company. A valuation allowance of $19,841,000 and $20,636,000 at December 31, 2005 and 2004,
respectively, has been applied to these assets. During 1995, there was an ownership change in the Company as defined under Section 382 of the Internal Revenue Code of 1986, which adversely affects the Company's ability to utilize the NOL carryforward.

The amount of net operating loss available for use is dependant upon the IRS regulations in force at the time of usage. The amount of net operating loss may be limited based upon a change of ownership.

14.    COMMITMENTS AND CONTINGENCIES:

The Company  conducts  its  operations  from  facilities  that are rented  under
month-to-month  rental  agreements.   Total  rental  expense  was  approximately
$70,000, $75,000, and $155,000 for 2005, 2004, and 2003, respectively.

During 2005, 2004 and 2003 the Company was engaged in various legal proceedings. As of the date of this report, the Company is not involved in any litigation or legal proceedings.

15.    EQUITY TRANSACTIONS:

2005 Transactions

In the first quarter of 2005, the Company issued 750,000 shares of its common stock pursuant to a convertible loan in the amount of $37,500.

In 2005, the Company issued 10,000,000 shares of Preferred Stock with a par value of $.01 for $550,000. The preferences associated with this issuance included a cumulative annual dividend at a rate of $.01 per year (if and when paid), a preference in the event of liquidation or dissolution, voting rights equal to twenty votes per outstanding Preferred share on each matter submitted to a vote, and others.

In the fourth quarter of 2005, the Company issued 16,689 shares of common stock in lieu of consulting fees in the amount of $12,517.

In the fourth quarter of 2005, the Company issued 300,651 shares of its common stock valued at $39,510 to two former employees of one of its subsidiaries to settle litigation over back wages.

2004 Transactions

During the first quarter of 2004, the Company received proceeds in the amount of $323,000 for the issuance of 4,733,333 shares of common stock.

During the second quarter of 2004, the Company issued 1,500,000 shares of stock in lieu of consulting fees in the amount of $435,000.

During the year, Crescent International Ltd. exercised $385,000 of the convertible note in exchange for 9,273,544 shares of common stock of the Company. The related unamortized debt discount totaling $64,167 was reversed through paid-in capital.

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

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

15.    EQUITY TRANSACTIONS - Continued:

During the second quarter of 2003, the Company issued 499,999 shares of restricted common stock valued at $60,000 to a group of consultants for services rendered to the Company. Additionally, these consultants were issued 699,999 warrants at a value of $77,900.

During the third quarter of 2003, the Company received proceeds in the amount of $40,000 for the issuance of 571,428 shares of common stock. The Company also issued 300,000 shares of restricted common stock valued at $33,000 to a consultant for services rendered to the Company.

During 2003, 1,457,306 warrants with a value of $1,516,862 expired without being exercised.

During 2003,  Crescent  International Ltd. exercised $615,001 of the convertible note in exchange for 5,145,887 shares of common stock of the Company. The related unamortized debt discount totaling $284,583 was reversed through paid-in capital.

16.   DISCONTINUED OPERATIONS:

During  December  of  2003,   management  decided  to  discontinue  its  current
operations due to insufficient sales and cash flows to support operations.

For the year ended December 31, 2004, assets and liabilities from discontinued operations consist of the following:

                                                                        2004
                                                                     -----------
          Assets from discontinued operations:
                 Cash                                                $    8,832
                                                                     -----------

          Liabilities from discontinued operations:
                 Accounts payable                                    $  178,031
                 Accrued expenses                                        65,717
                                                                     -----------
                              Total liabilities                      $  243,748
                                                                     -----------

Discontinued operations were as follows for the years ending December 31:

                                                         2004           2003
                                                      ----------   ------------
          Revenues                                    $    2,301   $  3,321,844
          Cost of sales                                        -      2,828,040
                                                      ----------   ------------
              Gross profit                                 2,301        493,804
          Expenses                                       551,166      1,609,300
                                                      ----------   ------------
             Loss before income taxes                   (548,865)    (1,115,496)
             Loss on sale of subsidiary                        -     (1,226,425)
          Income tax benefit                                   -              -
                                                      ----------   ------------

             Loss from discontinued operations        $ (548,865)  $ (2,341,921)
                                                      ----------   ------------

17.   REVISED STATEMENT OF CASH FLOWS

The Statement of Cash Flows for the years ended December 31, 2004 and 2003 and the Cumulative Amounts Since Inception of the Development Stage have been revised to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------


18.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

A summary of selected quarterly information for 2005 and 2004 is as follows:

                                                                  2005 Quarter Ended
                                                                  ------------------

                                          March 31         June 30        Sept. 30         Dec. 31

Revenues                               $           -    $          -    $          -    $           -
Gross Profit (Loss)                                -               -               -                -
Net Loss from operations                    (207,431)       (435,226)       (261,695)        (504,182)

Net Income (Loss)                           (207,431)       (435,226)       (261,695)        (504,182)

Net Income (Loss) per share
   from operations
     Basic and Diluted                 $        0.00    $       0.00    $       0.00    $       (0.01)

Net Loss per share
     Basic and Diluted                 $        0.00    $       0.00    $       0.00    $       (0.01)


                                                                  2004 Quarter Ended
                                                                  ------------------

                                          March 31         June 30        Sept. 30       Dec. 31

Revenues                               $           -    $          -    $          -    $           -
Gross Profit (Loss)                                -               -               -                -
Net Income (Loss) from operations            181,084        (918,090)       (564,072)        (357,863)
Loss from discontinued operations            (80,765)        (93,183)        (46,314)        (328,603)

Net Income (Loss)                            100,319      (1,011,273)       (610,386)        (686,466)

Net Income (Loss) per share
   from operations
     Basic and Diluted                 $        0.00    $      (0.01)   $       0.00    $       (0.01)

Net Loss per share from
   discontinued operations
     Basic and Diluted                 $        0.00    $       0.00    $       0.00    $       (0.00)

Net Loss per share
     Basic and Diluted                 $        0.00    $      (0.01)   $       0.00    $       (0.01)


                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

19.  RECENT ACCOUNTING PRONOUNCEMENTS:

Financial Accounting Standard (FAS) Statement No. 123(R)

Share-Based Payments is an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) and replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual period of the first fiscal year beginning after December 15, 2005. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No.
25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

Financial Accounting Standards Board (FASB) Statement No. 153

Exchanges of Nonmonetary Assets is an amendment of APB Opinion No. 29 and eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005.

Financial Accounting Standards Board (FASB) Statement No. 154

Accounting Changes and Error Corrections replaces APB Opinion No. 20 and FASB Statement No. 3. This Statement mandates retrospective application of a voluntary change in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the change. This Statement also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

The Company does not believe that the adoption of (if applicable) the above mentioned standards will have a material effect on the Company's financial position and results of operations.

20.  SUBSEQUENT EVENTS:

On January 20, 2006, Dauphin entered into a definitive Agreement and Plan of Merger (the "Merger") whereby the Company's newly formed wholly owned subsidiary, GeoVax Acquisition Corp., would merge with and into GeoVax. Upon completion of the Merger, GeoVax would survive the Merger as a wholly owned subsidiary of Dauphin. GeoVax, Inc., a Georgia biotechnology company, was established to develop, license and commercialize the manufacture and sale of human vaccines for diseases caused by HIV-1 (Human Immunodeficiency Virus) and other infectious agents. The Merger shall become effective upon, among other things, an affirmative vote of approval from each companies' shareholders. If the Merger is completed, there is no assurance that the surviving company will be economically successful.

On March 2, 2006, the Company entered into a loan agreement with Celtic Bank Corporation for $100,000. The loan is due on December 31, 2006 and bears an interest rate of 12% per annum and is unsecured.

On March 7, 2006, the Company filed legal action against preferred shareholders Stavros N. Papageorgiou and Nikolaos S. Papageorgiou, their advisor, Miltos Louizidis, and the investment banking firm of Crescent International, Ltd. (the "Defendants"). The complaint alleged, among other things, breaches of various agreements, fraud, tortious interference, conspiracy, and breaches of fiduciary duties by the Defendants. Specifically, Dauphin alleged that the Defendants embarked upon a scheme to defraud, tortiously interfere with contracts and business relationships, and to breach fiduciary duties in order to steal from Dauphin and its shareholders certain critical business opportunities, including its current efforts to merge with GeoVax, Inc.

On May 15, 2006, the Company and the preferred shareholders agreed to settle all legal actions between them. The settlement confirms the parties' agreement to proceed with the GeoVax merger, based upon a conversion and exchange of

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

20.  SUBSEQUENT EVENTS - Continued:

preferred shares upon closing of the merger, on the basis of a 1-preferred-for-2-common share exchange, as anticipated by the Merger Agreement. In addition, a convertible note representing a Company liability of approximately $1.3 million has been cancelled. On May 16, 2006, an agreed order was entered in the Circuit Court of Cook County, Illinois, dismissing all claims.

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

DAUPHIN TECHNOLOGY, INC.

BY: /s/ Andrew J. Kandalepas
    ------------------------
         Andrew J. Kandalepas,
         President, Chief Executive and Chief Financial Officer
         (Principal Executive and Financial Officer)

         Date:  June 5, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                            Title                            Date


  /s/ Andrew J. Kandalepas    Chairman of the Board of Directors    June 5, 2006
  ------------------------    Chief Executive Officer, President,
  Andrew J. Kandalepas        Chief Financial Officer

  /s/ Daniel D. Kiddy         Director                              June 5, 2006
  -------------------
  Dr. Daniel D. Kiddy

  /s/ Gary E. Soiney          Secretary and Director                June 5, 2006
  ------------------
  Gary E. Soiney