Form 10-Q
period 2006-03-31
DAUPHIN TECHNOLOGY INC
filed 2006-06-05
CIK 832489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----------     SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended March 31, 2006

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----------     SECURITIES EXCHANGE ACT OF 1934.
               For the transition period from ____________ to ____________.

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

                                 (847) 303-6566
              (Registrant's telephone number, including area code)

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

Yes          No   X
    ------     -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes          No
    ------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 5, 2006, 99,569,028 shares of the registrant's common stock, $.001 par value, was issued and outstanding.

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
                                Table of Contents
                                -----------------

                                                                            Page

PART I                         FINANCIAL INFORMATION

      Item 1.    Financial Statements
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                         March 31, 2006 and December 31, 2005                 3

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         Three Months Ended March 31, 2006 and 2005
                         and cumulative  amounts since January 1,
                         2004 (Commencement of development stage)             4

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Three Months Ended March 31, 2006 and 2005
                         and cumulative  amounts since January 1,
                         2004 (Commencement of development stage)             5


                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         6


      Item 2.    Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                           7

      Item 3.    Controls and Procedures                                     11

PART II                         OTHER INFORMATION                            11


      Item 1.    Legal Proceedings                                           11

      Item 2.    Unregistered sale of equity securities and Use of
                 Proceeds                                                    12

      Item 3.    Default Upon Senior Securities                              12

      Item 4.    Submission of Matters to a Vote of Security Holders         12

      Item 5.    Other Information                                           12

    Item 6(a).   Exhibits                                                    12

    Item 6(b).   Reports on Form 8-K                                         12


                                      SIGNATURE                              12


                            Dauphin Technology, Inc.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2006 and December 31, 2005
---------------------------------------------------------------------------------------------------------------
                                                   ASSETS
                                                                          March 31, 2006      December 31, 2005
                                                                          ---------------     -----------------
CURRENT ASSETS:                                                            (Unaudited)

   Cash                                                                   $        11,124     $        78,381
                                                                          ---------------     ---------------

          Total assets                                                    $        11,124     $        78,381
                                                                          ---------------     ---------------



                                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                       $       241,997     $       196,813
   Accrued expenses                                                               371,507             320,609
   Short-term borrowings                                                          163,215              50,000
   Current portion of long-term debt                                               13,515              13,515
   Derivative liability                                                         1,136,409           1,231,158
   Convertible debentures                                                         950,000             950,000
   Convertible loans                                                            3,091,978           3,031,478
                                                                          ---------------     ---------------

          Total current liabilities                                             5,968,621           5,793,573
                                                                          ---------------     ---------------


COMMITMENTS AND CONTINGENCIES                                                           -                   -

SHAREHOLDERS' DEFICIT:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized,
     issued and outstanding                                                       100,000             100,000
   Common stock, $0.001 par value, 100,000,000 shares authorized;
     99,569,028 shares issued and outstanding at March 31, 2006 and
     December 31, 2005                                                             99,569              99,569
   Additional paid-in capital                                                  65,619,652          65,619,652
   Accumulated deficit                                                        (71,776,718)        (71,534,413)
                                                                          ---------------     ---------------
          Total shareholders' deficit                                          (5,957,497)         (5,715,192)
                                                                          ---------------     ---------------
          Total liabilities and shareholders' deficit                     $        11,124     $        78,381
                                                                          ---------------     ---------------


 The accompanying notes are an integral part of these consolidated financial statements.

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended March 31, 2006 and 2005 and
                    cumulative amounts since January 1, 2004
                      (commencement of development stage)
                                   (Unaudited)
-------------------------------------------------------------------------------------------------------------

                                                                                                Cumulative Amounts
                                                                                                since becoming a
                                                              Three Months Ended March 31,       development stage
                                                                2006             2005               company
                                                          ---------------   ---------------    ----------------

NET SALES                                                 $             -   $             -    $            -

COST OF SALES                                                           -                 -                 -
                                                          ---------------   ---------------    --------------
     Gross  profit                                                      -                 -                 -

GENERAL AND ADMINISTRATIVE EXPENSES                               319,157           161,048         2,743,868
                                                          ---------------   ---------------    --------------
     Loss from operations                                        (319,157)         (161,048)       (2,743,868)

Derivative (loss) gain                                             94,749           (30,583)         (148,647)
INTEREST EXPENSE                                                  (17,897)          (15,000)         (417,265)
                                                          ---------------   ---------------    --------------

       Net loss from continuing operations                       (242,305)         (207,431)       (3,368,095)

DISCONTINUED OPERATIONS
     Loss from discontinued operations                                  -                 -         (548,865)
                                                          ---------------   ---------------    --------------

           Net loss                                       $      (242,305)  $      (207,431)   $   (3,858,645)
                                                          ---------------   ---------------    --------------

LOSS PER SHARE:
Continuing Operations                                     $          0.00   $          0.00    $        (0.03)
Discontinued Operations                                              0.00              0.00             (0.01)
                                                          ---------------   ---------------    --------------
  Total  Basic and Diluted                                $          0.00   $          0.00    $        (0.04)
                                                          ---------------   ---------------    --------------

Weighted average number of shares of common stock
outstanding
               Basic                                           99,569,000        99,002,000        98,198,000

               Diluted                                         99,569,000        99,002,000        98,198,000


 The accompanying notes are an integral part of these consolidated financial statements.


                            Dauphin Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended March 31, 2006 and 2005 and
                    cumulative amounts since January 1, 2004
                      (commencement of development stage)
                                   (Unaudited)
 ------------------------------------------------------------------------------------------------------------

                                                                                             Cumulative Amounts
                                                                                              since becoming a
                                                            Three Months Ended March 31,      development stage
                                                               2006                2005            company
                                                          ---------------   ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $      (242,305)  $      (207,431)   $   (3,858,645)
   Non-cash items included in net loss:
       Amortization of debt discount                                    -                 -           269,588
       Convertible loans issued in lieu of consulting
        fees                                                            -                 -         1,161,500
       Common stock issued in lieu of convertible loans                 -            37,500            37,500
       Common stock issued for consulting fees                          -                 -           447,517
     Common stock issued for employee settlement                        -                 -            39,510
 Changes in:
     Accounts receivable                                                -                 -             3,248
     Assets of discontinued operations                                  -             8,832           166,123
     Prepaid expenses                               -                                 2,500             2,500
     Accounts payable                                              45,184           147,780           108,908
     Accrued expenses                                              50,898            52,900             3,166
     Liabilities from discontinued operations                           -          (243,748)       (1,188,240)
                                                          ---------------   ---------------    --------------

         Net cash used in operating activities                   (146,223)         (201,667)       (2,807,325)

CASH FLOWS FROM INVESTING ACTIVITIES                                    -                 -                 -
                                                          ---------------   ---------------    --------------

         Net cash used in investing activities                          -                 -                 -

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of restricted shares                    -                 -           323,000
         Derivative liability                                     (94,749)           30,583           151,430
         Issuance of preferred stock                                    -                 -           550,000
         Issuance of convertible loans                             60,500                 -         1,930,478
         Repayment of convertible debentures                            -           (37,500)         (100,000)
         (Decrease) in short-term borrowing                             -                 -          (200,000)
         Increase in short-term borrowing                         113,215           250,000           163,215
                                                          ---------------   ---------------    --------------

         Net cash provided by financing activities                 78,966           243,083         2,818,123
                                                          ---------------   ---------------    --------------

         Net increase (decrease) in cash                          (67,257)           41,416            10,798

CASH BEGINNING OF PERIOD                                           78,381             7,829               326
                                                          ---------------   ---------------    --------------

CASH END OF PERIOD                                        $        11,124   $        49,245    $       11,124
                                                          ---------------   ---------------    --------------

CASH PAID DURING THE PERIOD FOR:
         Interest                                         $             -   $             -    $       18,262

NONCASH TRANSACTIONS:
  Common stock issued in connection with:
       Services                                           $             -   $        37,500    $       37,500



 The accompanying notes are an integral part of these consolidated financial statements


                            Dauphin Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  General

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005 and cumulative amounts since January 1, 2004 (date of commencement of development stage).

Reference is made to the Company's Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

Effective January 1, 2004, the Company is considered a development stage company as defined in Statement of Accounting Standards (SFAS) No. 7. The Company's development stage activities consist of evaluating potential merger candidates and raising additional financing.

2.  Related Party Transactions

Our Chairman and Chief Executive Officer loaned approximately $13,000 to the Company and it is reflected in short-term borrowings.

3.  Stock-Based Compensation

For stock options granted to employees prior to January 1, 2006, the Company utilized the footnote disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123 as applicable. Accordingly, no compensation cost has been recognized in the consolidated financial statements for stock options granted to employees. There have been no stock options granted during the first quarter of 2006 or 2005, nor since January 1, 2004.

4.  Weighted Average Shares

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

Warrants to purchase 1,399,999 shares, and 1,704,999 shares at March 31, 2006 and 2005, respectively, at prices between $.10 and $1.36 were outstanding but were excluded for the calculations for diluted income (loss) per share as the effect was antidilutive.

5.  Supplemental Cash Flow Information

Interest in the amount of $18,262 has been paid during the period from January 1, 2004 to March 31, 2006. No amounts have been paid for income taxes during the same period.

6.  Liquidity

The Company is a development stage company and does not have revenues from operations. In addition, the Company has a deficit in working capital and stockholder's equity, and has incurred sustained losses.

The Company has funded losses from operations in the current quarter primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term; however, there can be no assurance that it will be successful in doing so.

                            Dauphin Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



7.  Definitive Merger Agreement with GeoVax

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

         o financing of future operations, variations in our quarterly results, the occurrence of unanticipated events and circumstances and general economic conditions, including stock market volatility, results of future operations, including the ability to continue as a going concern and the successful closing of the GeoVax transaction.

These risks and uncertainties are beyond our control and, in many cases; we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this document, the words "assumptions," "believes," "plans," "expects," "anticipates," "intends," "continue," "may," "will," "could," "should," "future," "potential," "estimate," or the negative of such terms and similar expressions as they relate to us or our management are intended to identify forward-looking statements. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the period ending December 31, 2005. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Critical accounting policies

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

(Loss) Per Common Share

Basic loss per common share is calculated by dividing net loss for the year by the weighted-average number of shares outstanding during the period, which were 99,569,000 and 99,002,000 for the periods ending March 31, 2006 and 2005 respectively. Diluted loss per common share is adjusted for the assumed exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect

Use of Estimates

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

Fair Value of Financial Instruments

The Company financial instruments consist of cash, payables, and notes payable. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of notes payable approximates fair value as the individual notes bear interest at market interest rates.

Strategic Direction

In November 2003, Dauphin's Board of Directors, as then constituted, considered and approved a plan to discontinue all operations effective January 1, 2004, and to seek out potential merger and or acquisition candidates. As a result the Company is considered a development stage business since January 1, 2004 for financial reporting purposes.

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

Results of Operations

The Company was unsuccessful in its previous operations and terminated those operations in December 2003. We were unsuccessful in generating income from or positive cash flow from any of our operations. Currently, the Company is working on the proposed transaction with GeoVax as described above. The loss of $242,305 for the three months ended March 31,

2006 is primarily the result of legal fees associated with disputes with our preferred shareholders and compensation to our chief executive officer, offset by a gain in the derivative instrument. The loss of $207,431 for the three months ended March 31, 2005 is primarily due to general and administrative expenses and the loss associated with the derivative instrument. We anticipate that our general and administrative expenses going forward will be approximately $90,000 per month.

Liquidity and Capital Resources

The Company has incurred a net operating loss in each year since its founding and as of March 31, 2006, has an accumulated deficit of $71,776,718. The Company expects to incur operating losses over the near term.

As of March 31, 2006 the Company had current liabilities in excess of current assets of approximately $5,957,000.

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

When used in this Form 10-Q, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth under the "Risks and Uncertainties" set forth below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Dauphin expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-Q.

We are a development stage company as defined in SFAS No. 7 effective January 1, 2004. The Company's development stage activities consist of evaluating potential merger candidates and raising additional financing.

Risks and Uncertainties

Readers should carefully consider the risks described below in evaluating the Company's business. The following risks and uncertainties are not the only risks and uncertainties facing the Company.

We have an accumulated deficit due to substantial losses incurred over the last ten years

Since July 1996 we have operated with substantial losses from operations and have an accumulated deficit of $71,776,718 as of March 31, 2006. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to procure and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained. Our financial performance may make it difficult for potential sources of capital to evaluate the viability of our business to date and to assess its future viability.

We currently have no operations.

The Company was unsuccessful in its operations and terminated those operations in December 2003. Our previous business operations were limited and did not result in (i) significant revenues, (ii) the accumulation of a significant dollar amount of assets, or (iii) in earnings. Because of a lack of resources, we were unable to fund the costs of complying with our filing requirements under
Section 13 of the Securities Exchange Act of 1934, as amended. In November 2003, Dauphin's Board of Directors, as then constituted, considered and approved a plan to discontinue all operations effective January 1, 2004, and to seek out potential merger and or acquisition candidates.

The Company's ability to continue as a going concern is questionable

Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations, restructuring its debt obligations, and obtaining additional outside financing. The Company has funded losses from operations in the current year primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term but there is no assurance that the Company will be successful in obtaining additional capital or financial resources.

Planned transaction with GeoVax may not be completed

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

Funding Requirements

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

The Company does not have sufficient shares of common stock authorized to meet its obligations

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

Shareholders may suffer dilution from the exercise of existing options, warrants and convertible notes; the terms upon which we will be able to obtain additional equity capital could be adversely affected

Our common stock may become diluted if any of the outstanding warrants to purchase our common stock are exercised. The total number of shares that may be issued pursuant to the outstanding warrants is 1,399,999 at March 31, 2006 and is presently 700,000.

It is likely that our shares will be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control

The securities markets have recently experienced significant price and volume fluctuations. The market prices and volume of securities of development-stage companies have been especially volatile. Market volatility and other market conditions could reduce the market price for our shares. Our stock price has fluctuated in the past and could continue to do so in the future. Your investment in the Company's stock could lose value. Some of the factors that could significantly affect the market price of the Company's stock are discussed in these Risk Factors and elsewhere in this report, and also include: variations in quarterly financial results; changes in political, economic and market conditions either generally or specifically to particular industries; and fluctuations in stock prices generally, particularly with respect to the stock prices for other biotechnology companies. A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management's attention and resources. An unfavorable outcome of such a matter may have a material adverse impact on the business, results of operations, financial position, or liquidity.

General Economic and Other Conditions

The Company's business may be adversely affected from time to time by such matters as changes in general economic, business and international conditions, prices and costs, technological developments and other factors of a general nature.

We have not paid any dividends and have no expectation of paying dividends in the foreseeable future

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

Our shares are not widely traded

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

Our shares are subject to special trading rules relating to "penny stocks" which restrict trading

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


Item 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

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

In connection with the completion of its audit of, and issuance of its report on, our consolidated financial statements for the year ended December 31, 2005, our independent auditor identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "significant deficiencies" or "material weaknesses." The Public Company Accounting Oversight Board ("PCAOB") has defined "significant deficiency" as a control deficiency, or a combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that the misstatement of the company' annual or interim financial statements that is more than inconsequential will not be detected. The PCAOB has defined a "material weakness" as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected."

The significant deficiencies or material weakness in our internal controls relate to segregation of incompatible duties, establishment of procedures and controls over debt documentation and derivative transactions and debt accounting as well as the establishment of a Code of Ethics. We have disclosed these significant deficiencies and material weaknesses to our Board of Directors. Additional effort is needed to fully remedy these significant deficiencies and material weaknesses and we are continuing our efforts to improve and strengthen our internal controls over financial reporting. Our management and Board of Directors will continue to work with our management and outside advisors with the goal to implement internal controls over financial reporting that are adequate and effective.

(b)  Changes in internal controls and procedures

There has been no change in our internal control over financial reporting during the first quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On March 7, 2006, the Company filed legal action against preferred shareholders Stavros N. Papageorgiou and Nikolaos S. Papageorgiou, their advisor, Miltos Louizidis, and the investment banking firm of Crescent International, Ltd. (the "Defendants"). The complaint alleges, among other things, breaches of various agreements, fraud, tortious interference, conspiracy, and breaches of fiduciary duties by the Defendants. Specifically, Dauphin alleges that the Defendants embarked upon a scheme to defraud, tortiously interfere with contracts and business relationships, and to breach fiduciary duties in order to steal from Dauphin and its shareholders certain critical business opportunities, including its current efforts to merge with GeoVax, Inc.

On May 15, 2006, the Company and the preferred shareholders agreed to settle all legal actions between them. The settlement confirms the parties' agreement to proceed with the GeoVax merger, based upon a conversion and exchange of preferred shares upon closing of the merger, on the basis of a

1-preferred-for-2-common share exchange, as anticipated by the Merger Agreement. In addition, a convertible note representing a Company liability of approximately $1.3 million has been cancelled. On May 16, 2006, an agreed order was entered in the Circuit Court of Cook County, Illinois, dismissing all claims.


Item 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS - None.

Item 3. DEFAULTS UPON SENIOR SECURITIES - None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

Item 5. OTHER INFORMATION - None.


Item 6 (a). EXHIBITS

31. Certifications

      31.1 Certification of Chief Executive and Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of

Item 6 (b). REPORTS ON FORM 8-K

On January 24, 2006, we filed a report on Form 8-K, which reported the definitive Agreement and Plan of Merger entered in to by and among GeoVax, Inc., our subsidiary GeoVax Acquisition Corp., and Dauphin Technology.

                                    SIGNATURE

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