Form 10-Q
period 2005-06-30
DAUPHIN TECHNOLOGY INC
filed 2006-06-30
CIK 832489

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     X    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
   -----  EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2005

                                       OR

   ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ____________ to ____________.

                         Commission File No. 33-21537-D

                            DAUPHIN TECHNOLOGY, INC.
               (Exact name of registrant as specified in charter)

             Illinois                                     87-0455038
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

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
Yes        No   X
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
Yes        No
    -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 2006, 99,569,028 shares of the registrant's common stock, $.001 par value, were issued and outstanding.

                            Dauphin Technology, Inc.
                          (A Development Stage Company)

                                Table of Contents
                                -----------------


                                                                            Page

PART I                           FINANCIAL INFORMATION

   Item 1.     Financial Statements
               CONDENSED CONSOLIDATED BALANCE SHEETS
                    June 30, 2005 and December 31, 2004                       3

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three  Months  Ended June 30,  2005 and 2004,  six
                    months ended June 30, 2005 and 2004 and cumulative
                    amounts  since  January 1,  2004 (Commencement  of
                    development stage)                                        4

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three  Months  Ended June 30,  2005 and 2004,  six
                    months ended June 30, 2005 and 2004 and cumulative
                    amounts  since  January 1,  2004 (Commencement  of
                    development stage)                                        5


               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           6


   Item 2.     Management's Discussion and Analysis of Results of
               Operations and Financial Condition                             7

   Item 3.     Controls and Procedures                                       11

PART II                        OTHER INFORMATION                             12


   Item 1.     Legal Proceedings                                             12

   Item 2.     Unregistered sale of equity securities and Use of Proceeds    12

   Item 3.     Default Upon Senior Securities                                12

   Item 4.     Submission of Matters to a Vote of Security Holders           12

   Item 5.     Other Information                                             12

   Item 6(a).  Exhibits                                                      12


                                    SIGNATURE                                12

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2005 and December 31, 2004

--------------------------------------------------------------------------------
                                     ASSETS
                                                     June 30,       December 31,
                                                       2005             2004
                                                   ------------    ------------
                                                   (Unaudited)
CURRENT ASSETS:
 Cash                                              $    101,911    $      7,829
 Prepaid expenses                                             -           2,500
 Assets from discontinued operations                          -           8,832
                                                   ------------    ------------



   Total assets                                    $    101,911    $     19,161
                                                   ============    ============


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                                  $    193,570    $     68,602
 Accrued expenses                                       294,488         323,838
 Short-term borrowings                                    8,961         200,000
 Current portion of long-term debt                       13,515          13,515
 Derivative liability                                   986,641         760,565
 Convertible debentures                                 950,000         950,000
 Liabilities from discontinued operations                     -         243,748
                                                   ------------    ------------



   Total current liabilities                          2,447,175       2,560,268

CONVERTIBLE LOANS                                     2,656,078       2,405,078
                                                   ------------    ------------

   Total liabilities                               $  5,103,253    $  4,965,346
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES                                 -               -

SHAREHOLDERS' DEFICIT:
 Preferred stock, $0.01 par value, 10,000,000
   shares authorized, issued and outstanding
   at June 30, 2005                                     100,000               -
 Common stock, $0.001 par value, 100,000,000
   shares authorized; 99,251,688 shares issued
   and outstanding at June 30, 2005 and
   98,501,688 shares issued and outstanding
   at December 31, 2004                                  99,252          98,502
 Additional paid-in capital                          65,567,942      65,081,192
 Accumulated deficit                                (70,768,536)    (70,125,879)
                                                   ------------    ------------
   Total shareholders' deficit                       (5,001,342)     (4,946,185)
                                                   ------------    ------------
   Total liabilities and shareholders' deficit     $    101,911    $     19,161
                                                   ============    ============


                     The accompanying notes are an integral
                part of these consolidated financial statements.


                                          Dauphin Technology, Inc.
                                        (A Development Stage Company)
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the three months ended June 30, 2005 and 2004, the six months ended June 30, and 2004 and cumulative amounts since January 1, 2004
                                     (Commencement of development stage)
                                                 (Unaudited)

-----------------------------------------------------------------------------------------------------------

                                                                                                Cumulative
                                                                                                 Amounts
                               Three Months Ended June 30,       Six Months Ended June 30,        Since
                               ----------------------------    ----------------------------     January 1,
                                   2005            2004            2005           2004             2004
                               ------------    ------------    ------------    ------------    ------------
NET SALES                      $          -    $          -    $          -    $          -    $          -


COST OF SALES                             -               -               -               -               -
                               ------------    ------------    ------------    ------------    ------------
  Gross  profit                           -               -               -               -               -

GENERAL AND
 ADMINISTRATIVE EXPENSES            224,733         755,740         386,581         821,516       1,935,481
                               ------------    ------------    ------------    ------------    ------------
  Loss from operations             (224,733)       (755,756)       (386,581)       (821,516)     (1,935,481)
Derivative (loss) gain             (195,493)        (68,289)       (226,076)        295,252           1,121
INTEREST EXPENSE                    (15,000)        (94,061)        (30,000)       (210,759)       (367,238)
                               ------------    ------------    ------------    ------------    ------------
  Loss from continuing
   operations before income
   taxes and discontinued
   operations                      (435,226)       (918,090)       (642,657)       (737,023)     (2,301,598)

INCOME TAXES                              -               -               -               -               -
                               ------------    ------------    ------------    ------------    ------------
  Net loss from continuing
   operations                      (435,226)       (918,090)       (642,657)       (737,023)     (2,301,598)

DISCONTINUED OPERATIONS
  Loss from discontinued
   operations                             -         (93,183)              -        (173,948)       (548,865)
                               ------------    ------------    ------------    ------------    ------------

  Net loss                     $   (435,226)   $ (1,011,273)   $   (642,657)   $   (910,971)   $ (2,850,463)
                               ============    ============    ============    ============    ============

LOSS PER SHARE:
Continuing Operations          $      (0.00)   $      (0.01)   $      (0.01)   $      (0.01)   $      (0.02)
Discontinued Operations               (0.00)          (0.00)          (0.00)          (0.00)          (0.01)
                               ------------    ------------    ------------    ------------    ------------
  Total  Basic and Diluted     $      (0.00)   $      (0.01)   $      (0.01)   $      (0.01)   $      (0.03)
                               ============    ============    ============    ============    ============

Weighted average number of
 shares of common stock
 outstanding
   Basic                         99,252,000      97,002,000      99,127,000      95,086,000      97,571,000
   Diluted                       99,252,000      97,002,000      99,127,000      95,086,000      97,571,000


                                   The accompanying notes are an integral
                              part of these consolidated financial statements.


                                                      4


                                 Dauphin Technology, Inc.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Six months ended June 30, 2005 and 2004
                                        (Unaudited)

-----------------------------------------------------------------------------------------

                                                                              Cumulative
                                                                                Amounts
                                                 Six Months Ended June 30,       Since
                                                --------------------------     January 1,
                                                   2005            2004           2004
                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net (loss) gain                                $  (642,657)   $  (910,971)   $(2,850,463)
 Non-cash items included in net loss:
  Amortization of debt discount                           -         90,418        269,588
  Convertible loans issued in lieu of
   consulting fees                                        -              -      1,161,500
  Common stock issued in lieu of
   convertible loans                                 37,500              -         37,500
  Common stock issued for consulting fees                 -              -        435,000
 Changes in:
  Accounts receivable                                     -        (13,500)         3,248
  Assets of discontinued operations                   8,832          8,520        166,123
  Prepaid expenses                                    2,500              -          2,500
  Accounts payable                                  124,968        (43,810)        60,480
  Accrued expenses                                  (29,350)      (160,713)       (73,852)
  Liabilities from discontinued operations         (243,748)    (1,028,429)    (1,188,240)
                                                -----------    -----------    -----------

     Net cash used in operating activities         (741,955)    (2,058,485)    (1,976,616)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of restricted shares             -        323,000        323,000
  Proceeds from issuance of preferred stock         550,000              -        550,000
  Derivative liability                              226,076       (295,251)         1,662
  Issuance of convertible loans                     251,000      2,420,136      1,494,578
  Repayment of convertible debentures                     -              -       (100,000)
  Payments on short-term borrowings                (200,000)      (200,000)      (200,000)
  Increase in short-term borrowing                    8,961              -          8,961
                                                -----------    -----------    -----------

     Net cash provided by financing activities      836,037      2,247,885      2,078,201
                                                -----------    -----------    -----------

     Net increase in cash                            94,082        189,400        101,585

CASH BEGINNING OF PERIOD                              7,829            326            326
                                                -----------    -----------    -----------

CASH END OF PERIOD                              $   101,911    $   189,726    $   101,911
                                                ===========    ===========    ===========

Cash Paid During The Period FOR:
     Interest                                   $         -    $     1,258    $    18,262

NONCASH TRANSACTIONS:
 Common stock issued in connection with:
  Services                                      $    37,500    $         -    $    37,500



                          The accompanying notes are an integral
                      part of these consolidated financial statements


                                            5

                            Dauphin Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004 and cumulative amounts since January 1, 2004 (date of commencement of development stage).

Reference is made to the Company's Form 10-K for the year ended December 31, 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Effective January 1, 2004, the Company is considered a development stage company as defined in SFAS No. 7. The Company's development stage activities consist of evaluating potential merger candidates and raising additional financing.

2.  Related Party Transactions

During the second quarter of 2005, our CEO loaned $17,130 to the Company. The loan bore no interest and was paid back in the same quarter.

3.  Stock-Based Compensation

For stock options granted to employees prior to January 1, 2005, the Company utilized the footnote disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123 as applicable. Accordingly, no compensation cost has been recognized in the consolidated financial statements for stock options granted to employees. There have been no stock options granted during the second quarter of 2005 or 2004, nor since January 1, 2004.

4.  Weighted Average Shares

The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during each period.

The computation of diluted income (loss) per common share is based on the weighted average number of common shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. Options to purchase 20,000 shares and 626,666 shares at June 30, 2005 and 2004, respectively, at prices between $.12 and $2.75 and warrants to purchase 1,704,999 shares, 2,001,671 shares at June 30, 2005 and 2004, respectively, at prices between $.10 and $1.31 were outstanding but were excluded for the calculations for diluted income (loss) per share as the effect was antidilutive.

5.  Supplemental Cash Flow Information

Interest in the amount of $18,262 has been paid during the period from January 1, 2004 to June 30, 2005. No amounts have been paid for income taxes during the same period.

6.  Liquidity

The Company is a development stage company and does not have revenues from operations. In addition, the Company has a deficit in working capital and stockholders' equity, and has incurred sustained losses.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the following:

          * financing of future operations, variations in our quarterly results, the occurrence of unanticipated events and circumstances and general economic conditions, including stock market volatility, results of future operations, challenges in establishing and/or managing joint ventures;

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the condensed consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Forms 10-K for the periods ending December 31, 2004 and 2005. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

                            Dauphin Technology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      THE RESULTS OF OPERATIONS - CONTINUED
                                   (Unaudited)


(Loss) Per Common Share

Basic loss per common share is calculated by dividing net loss for the year by the weighted-average number of shares outstanding during the period, which were 99,127,000 and 95,086,000 for the periods ending June 30, 2005 and 2004 respectively. Diluted loss per common share is adjusted for the assumed exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect


Use of Estimates

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

On January 20, 2006, Dauphin signed a definitive Agreement and Plan of Merger (the "Merger") whereby the Company's wholly owned subsidiary, GeoVax Acquisition Corp., would merge with and into GeoVax. Upon completion of the Merger, GeoVax would survive the Merger as a wholly owned subsidiary of Dauphin. GeoVax, Inc., a Georgia biotechnology company, was established to develop, license and commercialize the manufacture and sale of human vaccines for diseases caused by HIV-1 (Human Immunodeficiency Virus) and other infectious agents. The Merger shall become effective upon, among other things, an affirmative vote of approval from each companies' shareholders. If the Merger is completed, there is no assurance that the surviving company will be economically successful.

Results of Operations

The Company was unsuccessful in its previous operations and terminated those operations in December 2003. We were unsuccessful in generating income from or positive cash flow from any of our operations. Currently, the Company is working on the proposed transaction with GeoVax as described above. The loss of $642,657 for the six months ended June 30, 2005 is the result of employee wages, legal and professional fees, and a loss pertaining to the derivative. The loss of $910,971 for the six months ended June 30, 2004 is a result of employee wages, professional fees and interest expense offset by a gain associated with the derivative instrument. We anticipate that our general and administrative expenses going forward will be approximately $90,000 per month.

Liquidity and Capital Resources

The Company has incurred a net operating loss in each year since its founding and as of June 30, 2005, has an accumulated deficit of $70,768,536. The Company expects to incur operating losses over the near term.

As of June 30, 2005 the Company had current liabilities in excess of current assets of approximately $2,345,000.

                            Dauphin Technology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      THE RESULTS OF OPERATIONS - CONTINUED
                                   (Unaudited)

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

We have an accumulated deficit due to substantial losses incurred over the last nine years

Since July 1996 we have operated with substantial losses from operations and have an accumulated deficit of $70,768,536 as of June 30, 2005. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to procure and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained. Our financial performance may make it difficult for potential sources of capital to evaluate the viability of our business to date and to assess its future viability.

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

Planned transaction with GeoVax may not be completed

On January 20, 2006, Dauphin signed a definitive Agreement and Plan of Merger (the "Merger") whereby the Company's wholly owned subsidiary, GeoVax Acquisition Corp., would merge with and into GeoVax. Upon completion of the Merger, GeoVax would survive the Merger as a wholly owned subsidiary of Dauphin. GeoVax, Inc., a Georgia biotechnology company, was established to develop, license and commercialize the manufacture and sale of human vaccines for diseases caused by HIV-1 (Human Immunodeficiency Virus) and other infectious agents. The Merger shall become effective upon, among other things, an affirmative vote of approval

                            Dauphin Technology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      THE RESULTS OF OPERATIONS - CONTINUED
                                   (Unaudited)

from each companies' shareholders. There is no assurance that we will be successful in finalizing this transaction. If the transaction is completed, there is no assurance that the surviving company will be economically successful. Regardless of the outcome with GeoVax, we may not be successful in finding any suitable merger or acquisition candidate. If we are not successful in finding any suitable candidate, it would raise substantial doubt as to our ability to continue any operations.

Funding Requirements

In order to continue its planned transaction, the Company must obtain additional funding. The Company has no source of working capital except the prospect of obtaining new equity or debt financing. We have no revenues and therefore rely solely on obtaining either equity or debt financing. The Company must continue to sell equity or find another source of operating capital until its operations are profitable. While the Company's financial statements have been prepared under the assumption that the Company will continue as a going concern, the independent registered public accounting firm's report on the Company's 2004 and 2005 financial statements, included an explanatory paragraph relating to the substantial doubt as to the Company's ability to continue as a going concern.

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

Shareholders may suffer dilution from the exercise of existing options, warrants and convertible notes; the terms upon which we will be able to obtain additional equity capital could be adversely affected

Our common stock may become diluted if any of the outstanding warrants to purchase our common stock are exercised. The total number of shares that may be issued pursuant to the outstanding warrants is 1,704,999 at June 30, 2005 and is presently 700,000.

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

                            Dauphin Technology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      THE RESULTS OF OPERATIONS - CONTINUED
                                   (Unaudited)

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

                            Dauphin Technology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      THE RESULTS OF OPERATIONS - CONTINUED
                                   (Unaudited)


(b)  Changes in internal controls and procedures

There has been no change in our internal control over financial reporting during the second quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

DAUPHIN TECHNOLOGY, INC.

BY: /s/ Andrew J. Kandalepas
    --------------------------------
         Andrew J. Kandalepas,
         President, Chief Executive and Chief Financial Officer
         (Principal Executive and Financial Officer)

         Date:  June 30, 2006

--------------------------------------------------------------------------------