Form 10-Q
period 2005-09-30
DAUPHIN TECHNOLOGY INC
filed 2006-06-30
CIK 832489

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

                For the quarterly period ended September 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2006, the number of shares of the Registrant's Common Stock, $.001 par value, is 99,569,028 issued and outstanding.

                            Dauphin Technology, Inc.
                          (A Development Stage Company)

                                Table of Contents
                                -----------------


                                                                            Page

PART I                        FINANCIAL INFORMATION

   Item 1.     Financial Statements
               CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2005 and December 31, 2004                  3

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three  Months Ended  September  30, 2005 and 2004,
                    nine months ended  September 30, 2005 and 2004 and
                    cumulative   amounts   since   January   1,   2004
                    (Commencement of development stage)                       4

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Three  Months Ended  September  30, 2005 and 2004,
                    nine months ended  September 30, 2005 and 2004 and
                    cumulative   amounts   since   January   1,   2004
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

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2005 and December 31, 2004

--------------------------------------------------------------------------------
                                     ASSETS
                                                   September 30,   December 31,
                                                       2005            2004
                                                   ------------    ------------
                                                                    (Unaudited)
CURRENT ASSETS:
   Cash                                            $     35,259    $      7,829
   Prepaid expenses                                           -           2,500
   Assets from discontinued operations                        -           8,832
                                                   ------------    ------------


       Total assets                                $     35,259    $     19,161
                                                   ============    ============


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                $    185,861    $     68,602
   Accrued expenses                                     320,738         323,838
   Short-term borrowings                                 76,610         200,000
   Current portion of long-term debt                     13,515          13,515
   Derivative liability                               1,028,494         760,565
   Convertible debentures                               950,000         950,000
   Liabilities from discontinued operations                   -         243,748
                                                   ------------    ------------


       Total current liabilities                      2,575,218       2,560,268

CONVERTIBLE LOANS                                     2,723,078       2,405,078
                                                   ------------    ------------

       Total liabilities                           $  5,298,296    $  4,965,346
                                                   ------------    ------------


COMMITMENTS AND CONTINGENCIES                                 -               -

SHAREHOLDERS' DEFICIT:
   Preferred stock, $0.01 par value, 10,000,000
     shares authorized, issued and outstanding
     at June 30, 2005                                   100,000               -
   Common stock, $0.001 par value, 100,000,000
     shares authorized; 99,251,688 shares issued
     and outstanding at September 30, 2005 and
     98,501,688 shares issued and outstanding
     at December 31, 2004                                99,252          98,502
   Additional paid-in capital                        65,567,942      65,081,192
   Accumulated deficit                              (71,030,231)    (70,125,879)
                                                   ------------    ------------
       Total shareholders' deficit                   (5,263,037)     (4,946,185)
                                                   ------------    ------------
       Total liabilities and shareholders'
        deficit                                    $     35,259    $     19,161
                                                   ============    ============



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                           Dauphin Technology, Inc.
                                        (A Development Stage Company)
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the three months ended September 30, 2005 and 2004, the nine months ended September 30, 2005 and 2004 and cumulative amounts
                                            since January 1, 2004
                                     (Commencement of development stage)
                                                 (Unaudited)

------------------------------------------------------------------------------------------------------------

                                                                                                 Cumulative
                                     Three Months Ended              Nine Months Ended             Amounts
                                        September 30,                   September 30,               Since
                                ----------------------------    ----------------------------      January 1,
                                    2005            2004            2005           2004             2004
                                ------------    ------------    ------------    ------------    ------------
NET SALES                       $          -    $          -    $          -    $          -    $          -

COST OF SALES                              -               -               -               -               -
                                ------------    ------------    ------------    ------------    ------------
  Gross  profit                            -               -               -               -               -

GENERAL AND ADMINISTRATIVE
 EXPENSES                            204,842         512,748         591,423       1,334,247       2,140,323
                                ------------    ------------    ------------    ------------    ------------
  Loss from operations              (204,842)       (512,748)       (591,423)     (1,334,247)     (2,140,323)
Derivative (loss) gain               (41,853)         40,615        (267,929)        335,867         (40,732)
INTEREST EXPENSE                     (15,000)        (91,939)        (45,000)       (302,698)       (382,238)
                                ------------    ------------    ------------    ------------    ------------
  Loss from continuing
   operations before income
   taxes and discontinued
   operations                       (261,695)       (564,072)       (904,352)     (1,301,078)     (2,563,293)

INCOME TAXES                               -               -               -               -               -
                                ------------    ------------    ------------    ------------    ------------
       Net loss  from
        continuing operations       (261,695)       (564,072)       (904,352)     (1,301,078)     (2,563,293)

DISCONTINUED OPERATIONS
   Loss from discontinued
    operations                             -         (46,314)              -        (220,262)       (548,865)
                                ------------    ------------    ------------    ------------    ------------

       Net loss                 $   (261,695)   $   (610,386)   $   (904,352)   $ (1,521,340)   $ (3,112,158)
                                ============    ============    ============    ============    ============

LOSS PER SHARE:
Continuing Operations           $      (0.00)   $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
Discontinued Operations                (0.00)          (0.00)          (0.00)          (0.00)          (0.01)
                                ------------    ------------    ------------    ------------    ------------
  Total  Basic and Diluted      $      (0.00)   $      (0.01)   $      (0.01)   $      (0.02)   $      (0.03)
                                ============    ============    ============    ============    ============

Weighted average number of
 shares of common stock
 outstanding
       Basic                      99,252,000      98,502,000      99,168,000      96,225,000      97,812,000
       Diluted                    99,252,000      98,502,000      99,168,000      96,225,000      97,812,000


                             The accompanying notes are an integral part of these
                                     consolidated financial statements.


                                                      4

                                     Dauphin Technology, Inc.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Nine months ended September 30, 2005 and 2004
                                            (Unaudited)
------------------------------------------------------------------------------------------------

                                                                                     Cumulative
                                                           Nine Months Ended           Amounts
                                                              September 30,             Since
                                                       --------------------------     January 1,
                                                          2005            2004           2004
                                                       -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss gain                                         $  (904,352)   $(1,521,340)   $(3,112,158)
 Non-cash items included in net loss:
   Amortization of debt discount                                 -        145,635        269,588
   Convertible loans issued in lieu of consulting fees           -        330,000      1,161,500
   Common stock issued in lieu of convertible loans         37,500              -         37,500
   Common stock issued for consulting fees                       -        435,000        435,000
 Changes in:
   Accounts receivable                                           -        (26,171)         3,248
   Assets of discontinued operations                         8,832         23,179        166,123
   Prepaid expenses                                          2,500              -          2,500
   Accounts payable                                        117,259        (86,642)        52,772
   Accrued expenses                                         (3,100)      (130,832)       (47,603)
   Liabilities from discontinued operations               (243,748)    (1,062,314)    (1,188,240)
                                                       -----------    -----------    -----------

       Net cash used in operating activities              (985,109)    (1,893,519)    (2,219,770)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of restricted shares                   -        323,000        323,000
   Proceeds from issuance of preferred stock               550,000              -        550,000
   Derivative liability                                    267,929       (335,866)        43,515
   Issuance of convertible loans                           318,000      2,109,964      1,561,578
   Repayment of convertible debentures                           -              -       (100,000)
   Payments on short-term borrowings                      (200,000)      (200,000)      (200,000)
   Increase in short-term borrowing                         76,610              -         76,610
                                                       -----------    -----------    -----------

       Net cash provided by financing activities         1,012,539      1,897,098      2,254,703
                                                       -----------    -----------    -----------

       Net increase in cash                                 27,430          3,579         34,933

CASH BEGINNING OF PERIOD                                     7,829            326            326
                                                       -----------    -----------    -----------

CASH END OF PERIOD                                     $    35,259    $     3,905    $    35,259
                                                       ===========    ===========    ===========

Cash Paid During The Period FOR:
       Interest                                        $         -    $     1,258    $    18,262

NONCASH TRANSACTIONS:
  Common stock issued in connection with:
       Services                                        $    37,500    $         -    $    37,500



                       The accompanying notes are an integral part of these
                                 consolidated financial statements

                                                5

                            Dauphin Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004 and cumulative amounts since January 1, 2004 (date of commencement of development stage).

Reference is made to the Company's Form 10-K for the year ended December 31, 2004. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Effective January 1, 2004, the Company is considered a development stage company as defined in SFAS No. 7. The Company's development stage activities consist of evaluating potential merger candidates and raising additional financing.

2.  Related Party Transactions

None

3.  Stock-Based Compensation

For stock options granted to employees prior to January 1, 2005, the Company utilized the footnote disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123 as applicable. Accordingly, no compensation cost has been recognized in the consolidated financial statements for stock options granted to employees. There have been no stock options granted during the third quarter of 2005 or 2004, nor since January 1, 2004.

4.  Weighted Average Shares

The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during each period.

The computation of diluted income (loss) per common share is based on the weighted average number of common shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. Options to purchase 20,000 shares and 626,666 shares at September 30, 2005 and 2004, respectively, at prices between $.12 and $2.75 and warrants to purchase 1,704,999 shares, 2,001,671 shares at June 30, 2005 and 2004, respectively, at prices between $.10 and $1.31 were outstanding but were excluded for the calculations for diluted income (loss) per share as the effect was antidilutive.

5.  Supplemental Cash Flow Information

Interest in the amount of $18,262 has been paid during the period from January 1, 2004 to September 30, 2005. No amounts have been paid for income taxes during the same period.

6.  Liquidity

The Company is a development stage company and does not have revenues from operations. In addition, the Company has a deficit in working capital and stockholder's equity, and has incurred sustained losses.

The Company has funded losses from operations in the current quarter primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt will continue to fund operating losses in the short-term; however, there can be no assurance that it will be successful in doing so.

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

                            Dauphin Technology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      THE RESULTS OF OPERATIONS - CONTINUED
                                   (Unaudited)

(Loss) Per Common Share

Basic loss per common share is calculated by dividing net loss for the year by the weighted-average number of shares outstanding during the period, which were 99,168,000 and 96,225,000 for the periods ending September 30, 2005 and 2004 respectively. Diluted loss per common share is adjusted for the assumed exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect

Use of Estimates

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

Results of Operations

The Company was unsuccessful in its previous operations and terminated those operations in December 2003. We were unsuccessful in generating income from or positive cash flow from any of our operations. Currently, the Company is working on the proposed transaction with GeoVax as described above. The loss of $904,352 for the nine months ended September 30, 2005 is the result of employee wages, legal and professional fees, and a loss pertaining to the derivative. The loss of $1,521,340 for the nine months ended September 30, 2004 is a result of employee wages, professional fees and interest expense offset by a gain associated with the derivative instrument. We anticipate that our general and administrative expenses going forward will be approximately $90,000 per month.

Liquidity and Capital Resources

The Company has incurred a net operating loss in each year since its founding and as of September 30, 2005, has an accumulated deficit of $71,030,231. The Company expects to incur operating losses over the near term.

As of September 30, 2005, the Company had current liabilities in excess of current assets of approximately $2,540,000.

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

We have an accumulated deficit due to substantial losses incurred over the last nine years

Since July 1996 we have operated with substantial losses from operations and have an accumulated deficit of $71,030,231 as of September 30, 2005. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to procure and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained. Our financial performance may make it difficult for potential sources of capital to evaluate the viability of our business to date and to assess its future viability.

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

Shareholders may suffer dilution from the exercise of existing warrants and convertible notes; the terms upon which we will be able to obtain additional equity capital could be adversely affected

Our common stock may become diluted if any of the outstanding warrants to purchase our common stock are exercised. The total number of shares that may be issued pursuant to the outstanding warrants is 1,704,999 at September 30, 2005 and is presently 700,000.

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

(b)  Changes in internal controls and procedures

                            Dauphin Technology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      THE RESULTS OF OPERATIONS - CONTINUED
                                   (Unaudited)

There has been no change in our internal control over financial reporting during the third quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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