Form 10-Q
period 2006-06-30
DAUPHIN TECHNOLOGY INC
filed 2006-08-14
CIK 832489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   ------    EXCHANGE ACT OF 1934.
                  For the quarterly period ended June 30, 2006

                                       OR

   ------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the transition period from ____________ to ____________.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 2006, 99,969,028 shares of the registrant's common stock, $.001 par value, were issued and outstanding.

                            Dauphin Technology, Inc.
                          (A Development Stage Company)
                                Table of Contents


                                                                           Page

PART I                          FINANCIAL INFORMATION

  Item 1.   Financial Statements
            CONDENSED CONSOLIDATED BALANCE SHEETS
              June 30, 2006 and December 31, 2005                             3

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Three Months Ended June 30, 2006 and 2005,
              six months ended June 30, 2006 and 2005 and
              cumulative amounts since January 1, 2004                        4
              (Commencement of development stage)

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three Months Ended June 30, 2006 and 2005,
               six months ended June 30, 2006  and  2005
               and cumulative amounts since January 1, 2004                   5
               (Commencement of development stage)


            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              6


  Item 2.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition                                7

  Item 3.   Controls and Procedures                                          11

PART II                          OTHER INFORMATION                           12


  Item 1.   Legal Proceedings                                                12

  Item 2.   Unregistered sale of equity securities
            and Use of Proceeds                                              12

  Item 3.   Default Upon Senior Securities                                   12

  Item 4.   Submission of Matters to a Vote of Security Holders              12

  Item 5.   Other Information                                                12

  Item 6(a). Exhibits                                                        12

  Item 6(b). Reports on Form 8-K                                             13


                                  SIGNATURE                                  13


                                            Dauphin Technology, Inc.
                                         (A Development Stage Company)
                                          CONSOLIDATED BALANCE SHEETS
                                      June 30, 2006 and December 31, 2005
--------------------------------------------------------------------------------------------------------------
                                                  ASSETS
                                                                             June 30, 2006   December 31, 2005
                                                                             -------------   -----------------
CURRENT ASSETS:                                                               (Unaudited)
   Cash                                                                      $      95,070   $         78,381
                                                                             -------------   -----------------

          Total assets                                                       $      95,070   $         78,381
                                                                             =============   =================



                                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                          $     272,669   $        196,813
   Accrued expenses                                                                439,130            320,609
   Short-term borrowings                                                           150,000             50,000
   Current portion of long-term debt                                                12,427             13,515
   Derivative liability                                                              1,768          1,231,158
   Conversion obligation                                                           950,000            950,000
   Convertible loans                                                             3,331,378          3,031,478
                                                                             -------------   ----------------

          Total current liabilities                                              5,157,372          5,793,573
                                                                             -------------   ----------------

COMMITMENTS AND CONTINGENCIES                                                            -                 -

SHAREHOLDERS' DEFICIT:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized,
     issued and outstanding at June 30, 2006 and December 31, 2005                 100,000            100,000
   Common stock, $0.001 par value, 100,000,000 shares authorized;
     99,969,028 shares issued and outstanding at June 30, 2006 and
     99,569,028 issued and outstanding at December 31, 2005                         99,970             99,570
   Additional paid-in capital                                                   65,739,251         65,619,651
   Accumulated deficit                                                         (71,001,523)       (71,534,413)
                                                                             -------------   ----------------
         Total shareholders' deficit                                            (5,062,302)        (5,715,192)
                                                                             -------------   ----------------
          Total liabilities and shareholders' deficit                        $      95,070   $         78,381
                                                                             =============   ================



            The accompanying notes are an integral part of these consolidated financial statements.

                                                    3



                                                     Dauphin Technology, Inc.
                                                   (A Development Stage Company)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended June 30, 2006 and 2005, the six months ended June 30, 2006 and 2005 and cumulative amounts since January 1, 2004 (Commencement of development stage)
                                                                                                                       Cumulative
                                                                                                                        Amounts
                                                      Three Months Ended June 30         Six Months Ended June 30,       Since
                                                          2006           2005             2006             2005      January 1, 2004
                                                      ------------   --------------   -------------    -------------   -------------
NET SALES                                             $          -   $                $           -    $           -   $          -

COST OF SALES                                                    -                -               -                -              -
                                                      ------------   --------------   -------------    -------------   -------------
        Gross  profit                                            -                -               -                -              -

GENERAL AND ADMINISTRATIVE EXPENSES
                                                           337,935          224,733         657,092          386,581      3,081,803
                                                      ------------   --------------   -------------    -------------   -------------
        Loss from operations                              (337,935)        (224,733)       (657,092)        (386,581)    (3,081,803)
Derivative (loss) gain                                   1,134,641         (195,493)      1,229,390         (226,076)       985,994
INTEREST EXPENSE                                           (21,511)         (15,000)        (39,408)         (30,000)      (438,776)
                                                      ------------   --------------   -------------    -------------   -------------
        Net income (loss)  from continuing
           operations                                      775,195         (435,226)        532,890         (642,657)    (2,534,585)

DISCONTINUED OPERATIONS
     Loss from discontinued operations                           -                -               -                -       (548,865)
                                                      ------------   --------------   -------------    -------------   -------------

             Net  income (loss)                       $    775,195   $     (435,226)  $     532,890    $    (642,657)  $ (3,083,450)
                                                      ============   ==============   =============    =============   =============

INCOME (LOSS) PER SHARE:
Continuing Operations                                 $       0.01   $        (0.00)  $        0.01    $       (0.01)  $      (0.02)
Discontinued Operations                                       0.00            (0.00)           0.00            (0.00)         (0.01)
  Total  Basic and Diluted                            $       0.01   $        (0.00)  $        0.01    $       (0.01)  $      (0.03)
                                                      ============   ==============   =============    =============   =============

Weighted average number of shares of common stock
outstanding
               Basic                                    99,702,000       99,252,000     99,636,000       99,127,000      98,351,000
               Diluted                                  99,702,000       99,252,000     99,636,000       99,127,000      98,351,000


                      The accompanying notes are an integral part of these consolidated financial statements.


                                                                4


                                      Dauphin Technology, Inc.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Six months ended June 30, 2006 and 2005
                                            (Unaudited)
 ---------------------------------------------------------------------------------------------------------

                                                                                               Cumulative
                                                                                                 Amounts
                                                                Six Months Ended June 30,         Since
                                                                   2006           2005      January 1, 2004
                                                              ------------    ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net gain (loss)                                            $    532,890    $   (642,657)  $  (3,083,450)
   Non-cash items included in net loss:
       Amortization of debt discount                                     -               -         269,588
       Convertible loans issued in lieu of consulting fees               -               -       1,161,500
       Common stock issued in lieu of convertible loans            120,000          37,500         157,500
       Common stock issued for consulting fees                           -               -         447,517
       Commons stock issued for employee settlement                      -               -          39,510
  Changes in:
     Accounts receivable                                                 -               -           3,248
     Assets of discontinued operations                                   -           8,832         166,123
     Prepaid expenses                                                    -           2,500           2,500
     Accounts payable                                               75,856         124,968         139,580
     Accrued expenses                                              118,521         (29,350)         70,789
     Liabilities from discontinued operations                            -        (243,748)     (1,188,240)

         Net cash used in operating activities                     847,267        (741,955)     (1,813,835)

CASH FLOWS FROM INVESTING ACTIVITIES                                     -               -               -

         Net cash used in investing activities                           -               -               -

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of restricted shares                     -               -         323,000
         Issuance of preferred stock                                     -         550,000         550,000
         Derivative liability                                   (1,229,390)        226,076        (983,211)
         Issuance of convertible loans                             305,500         251,000       2,169,878
         Repayment of convertible loans                             (5,600)              -        (100,000)
         Payments on long-term debt                                 (1,088)              -          (1,088)
         Payments on short-term borrowings                               -        (200,000)       (200,000)
         Increase in short-term borrowing                          100,000           8,961         150,000

         Net cash provided by financing activities                (830,578)        836,037       1,908,579

         Net increase (decrease) in cash                            16,689          94,082          94,744

CASH BEGINNING OF PERIOD                                            78,381           7,829             326

CASH END OF PERIOD                                            $     95,070    $    101,911   $      95,070

CASH PAID DURING THE PERIOD FOR:
         Interest                                             $          -    $          -   $      18,262

NONCASH TRANSACTIONS:
  Common stock issued in connection with:
       Services                                               $          -    $     37,500   $      37,500



       The accompanying notes are an integral part of these consolidated financial statements

                                                 5

                                      Dauphin Technology, Inc.
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                            (Unaudited)

1.  General

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2006, the results of operations for the three months and six months ended June 30, 2006 and 2005, and the cash flows for the six months ended June 30, 2006 and 2005 and cumulative amounts since January 1, 2004 (date of commencement of development stage).

Reference is made to the Company's Form 10-K for the year ended December 31, 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

Effective January 1, 2004, the Company is considered a development stage company as defined in Statement of Accounting Standards (SFAS) No. 7. The Company's development stage activities consist of evaluating potential merger candidates and raising additional financing.

2.  Related Party Transactions

None

3.  Stock-Based Compensation

For stock options granted to employees prior to January 1, 2006, the Company utilized the footnote disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123 as applicable. Accordingly, no compensation cost has been recognized in the consolidated financial statements for stock options granted to employees. There have been no stock options granted during the second quarter of 2006 or 2005, nor since January 1, 2004.

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

Warrants to purchase 700,000 shares, and 1,704,999 shares at June 30, 2006 and 2005, respectively, at prices between $.10 and $1.36 were outstanding but were excluded for the calculations for diluted income (loss) per share as the effect was antidilutive.

5.  Supplemental Cash Flow Information

Interest in the amount of $18,262 has been paid during the period from January 1, 2004 to June 30, 2006. No amounts have been paid for income taxes during the same period.

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

8. Conversion Obligation

On May 15, 2006, Dauphin and the preferred shareholders entered into an agreement titled "Conversion Agreement" whereby all of the 10,000,000 shares of preferred stock will be converted into 20,000,000 shares of newly issued common stock upon the closing of the merger with GeoVax. The Conversion Agreement stipulates, among other things, that the preferred shareholders or an affiliate of theirs, had acquired the Crescent Note, which at May 15, 2006, represented a principal liability of $950,000 and approximately $411,000 of accrued interest. Concurrent with the execution and delivery of the Conversion Agreement, Dauphin agreed to issue to the preferred shareholders a warrant to purchase 22 million shares of common stock, exercisable only after the closing of the merger with GeoVax, in exchange for the complete and full satisfaction of the obligation under the Crescent Note, including the principal and interest. As a result, on our balance sheet we have removed the line item "Convertible Debenture" and replaced it with "Conversion Obligation" to reflect the value of the warrant issued to the preferred shareholders. Accordingly, we are no longer valuing the $950,000 Conversion Obligation as a derivative, and therefore not recording an associated liability, which as a result, has created a net gain for the three months and six months ending June 30, 2006. If for any reason the merger with GeoVax does not occur, the warrant issued to the preferred shareholders will be exchanged for a $1,361,395 note convertible into common stock of Dauphin. The face amount of the note is the $950,000 principal obligation, along with interest in the amount of $411,395.

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

(Loss)/Gain Per Common Share

Basic loss or gain per common share is calculated by dividing net loss for the year by the weighted-average number of shares outstanding during the period, which were 99,636,000 and 99,127,000 for the periods ending June 30, 2006 and 2005 respectively. Diluted loss per common share is adjusted for the assumed exercise of stock options and warrants unless such adjustment would have an anti-dilutive effect

Use of Estimates

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

Fair Value of Financial Instruments

The  Company  financial   instruments  consist  of  cash,   receivables,   notes
receivables, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes receivable and notes payable approximates fair value as the individual notes bear interest at market interest rates.

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

                            Dauphin Technology, Inc.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      THE RESULTS OF OPERATIONS - CONTINUED
                                   (Unaudited)


Results of Operations

The Company was unsuccessful in its previous operations and terminated those operations in December 2003. We were unsuccessful in generating income from or positive cash flow from any of our operations. Currently, the Company is working on the proposed transaction with GeoVax as described above. The gain of $532,890 for the six months ended June 30, 2006 is primarily the result of the gain recognized pertaining to the derivative. The loss of $642,657 for the six months ended June 30, 2005 is a result of employee wages, professional fees, interest expense and a loss associated with the derivative instrument. We anticipate that our general and administrative expenses going forward will be approximately $90,000 per month.

Liquidity and Capital Resources

The Company has incurred a net operating loss in each year since its founding and as of June 30, 2006, has an accumulated deficit of $71,001,523. The Company expects to incur operating losses over the near term.

As of June 30, 2006 the Company had current liabilities in excess of current assets of approximately $5,062,000.

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

We have an accumulated deficit due to substantial losses incurred over the last eight years

Since July 1996 we have operated with substantial losses from operations and have an accumulated deficit of $71,001,523 as of June 30, 2006. The Company expects to incur operating losses over the near term. The Company's ability to achieve profitability will depend on many factors including the Company's ability to procure and market commercially acceptable products. There can be no assurance that the Company will ever achieve a profitable level of operations or if profitability is achieved, that it can be sustained. Our financial performance may make it difficult for potential sources of capital to evaluate the viability of our business to date and to assess its future viability.

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

The Company does not have sufficient shares of common stock authorized to meet its obligations

Currently, we do not have enough authorized shares of common stock to issue to holders of warrants, as well obligations pursuant to our convertible loans. This deficiency in the number of authorized shares of common stock can only be rectified by an affirmative vote of the majority of our shareholders to amend our Articles of Incorporation to reflect an increased number of authorized shares of common stock. There can be no assurance that our shareholders will approve an amendment to our Articles of Incorporation.

Shareholders may suffer dilution from the exercise of existing options, warrants and convertible notes; the terms upon which we will be able to obtain additional equity capital could be adversely affected

Our common stock may become diluted if any of the outstanding warrants to purchase our common stock are exercised. The total number of shares that may be issued pursuant to the outstanding warrants is 700,000.

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

(b)  Changes in internal controls and procedures

There has been no change in our internal control over financial reporting during the first quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

On May 15, 2006, we filed a report on Form 8-K, which reported the change in our principal auditor from Tanner LC to Porter Keakle Moore LLP.

On May 19, 2006, we filed a report on Form 8-K, which reported the settlement of all litigation with our preferred shareholders.

On July 13, 2006, we filed a report on Form 8-K, which reported the First Amendment to Agreement and Plan of Merger ("Amendment") dated June 29, 2006 by and among Dauphin Technology, Inc., GeoVax Acquisition Corp., and GeoVax, Inc.

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

         Date:  August 14, 2006