Form 10-Q
period 2006-09-30
Geovax Labs, Inc.
filed 2006-11-14
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission file number 000-52091

GEOVAX LABS, INC.
(Exact name of Registrant as specified in its charter)

Illinois	87-0455038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1256 Briarcliff Road, N.E.
Emtech Bio Suite 500
Atlanta, Georgia	30306
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     (404) 727-0971

Dauphin Technology, Inc.
1014 E. Algonquin Road, Suite 111
Schaumburg, Illinois 60067
(Former name, former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]    No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [  ]    No [X]

As of November 11, 2006, 708,326,669 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC. AND SUBSIDIARY

Index

		Page

PART I - FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements:
	Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	1
	Consolidated Statements of Operations for the three months and nine months ended September 30 2006 and 2005 and for the period from inception (June 27, 2001) to September 30, 2006 (Unaudited)	2
	Consolidated Statements of Stockholders’ Equity for the period from inception (June 27, 2001) to September 30, 2006 (Unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and for the period from inception (June 27, 2001) to September 30, 2006 (Unaudited)	4
	Notes to Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4	Controls and Procedures	9

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings	10

Item 1A	Risk Factors	10

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	15

Item 3	Default Upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	15

Item 6	Exhibits	15

SIGNATURE PAGE		16

Part I - FINANCIAL INFORMATION
Item 1	Financial Statements

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,589,057	$1,272,707
Prepaid expenses and other	21,680	162,831

Total current assets	2,610,737	1,435,538

Property and equipment, net of accumulated depreciation of $37,268 and $22,882 at September 30, 2006 and December 31, 2005	46,920	59,463

Other assets:
Licenses, net of accumulated amortization of $78,283 and $59,619 at September 30, 2006 and December 31, 2005	170,573	189,237
Deposits	980	980

Total other assets	171,553	190,217

Total assets	$2,829,210	$1,685,218

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$94,666	$316,341
Unearned grant revenue	374,052	852,905

Total current liabilities	468,718	1,169,246

Commitments

Redeemable convertible preferred stock; no par value, 20,000,000 shares authorized; Series A, 177,542,542 shares issued and outstanding at December 31, 2005 (Aggregate liquidation preference $1,499,994 )	-	1,016,555

Stockholders' equity (deficiency):
Common stock, $.001 par value, 850,000,000 shares authorized 708,326,669 and 312,789,565 shares outstanding at September 30, 2006 and December 31, 2005, respectively	708,327	312,790
Additional paid-in capital	7,871,739	5,386,074
Deficit accumulated during the development stage	(6,219,574)	(5,699,447)
	2,360,492	(583)

Stock subscription receivable for common stock	-	(500,000)

Total stockholders' equity (deficiency)	2,360,492	(500,583)

Total liabilities and stockholders' equity (deficiency)	$2,829,210	$1,685,218

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception (June 27, 2001) to September 30,
	2006	2005	2006	2005	2006
Revenues
Grant revenue	$-	$432,526	$478,853	$654,525	$3,037,129
	-	432,526	478,853	654,525	3,037,129

Operating expenses:
Research and development	173,047	475,806	573,308	1,302,645	6,900,494
General and administrative	136,290	118,229	467,614	391,708	2,468,154
	309,337	594,035	1,040,922	1,694,353	9,368,648

Loss from operations	(309,337)	(161,509)	(562,069)	(1,039,828)	(6,331,519)

Other income (expense)
Interest income	25,903	1,181	41,942	6,874	117,614
Interest expense	-	(1,613)	-	(1,613)	(5,669)
	25,903	(432)	41,942	5,261	111,945

Net loss and comprehensive loss	$(283,434)	$(161,941)	$(520,127)	$(1,034,567)	$(6,219,574)

Basic and diluted:
Income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Weighted average shares	317,112,375	312,789,565	315,687,273	312,789,565	267,897,628

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid In	Stock Subscription	Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficiency)
Capital contribution at inception (June 27, 2001)	-	$-	$10	$-	$-	$10
Net loss and comprehensive net loss for the year ended December 31, 2001	-	-	-	-	(170,592)	(170,592)
Balance at December 31, 2001	-	-	10	-	(170,592)	(170,582)
Sale of common stock for cash of $.00 per share	139,497,711	139,498	(139,028)	-	-	470
Issuance of common stock for technology license	35,226,695	35,227	113,629	-	-	148,856
Net loss and comprehensive net loss for the year ended December 31, 2002	-	-	-	-	(618,137)	(618,137)
Balance at December 31, 2002	174,724,406	174,725	(25,389)	-	(788,729)	(639,393)
Sale of common stock for cash of $1.20 less issuance costs	61,463,911	61,464	2,398,145	-	-	2,459,609
Net loss and comprehensive net loss for the year ended December 31, 2003	-	-	-	-	(947,804)	(947,804)
Balance at December 31, 2003	236,188,317	236,188	2,372,756	-	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable of $1.20 per share less issuance costs	74,130,250	74,130	2,915,789	(2,750,000)	-	239,919
Cash payments received on stock subscription receivable	-	-	-	750,000	-	750,000
Issuance of common stock for technology license	2,470,998	2,471	97,529	-	-	100,000
Net loss and comprehensive net loss for the year ended December 31, 2004	-	-	-	-	(2,351,828)	(2,351,828)
Balance at December 31, 2004	312,789,565	312,790	5,386,074	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	-	-	-	1,500,000		1,500,000
Net loss and comprehensive net loss for the year ended December 31, 2005	-	-	-	-	(1,611,086)	(1,611,086)
Balance at December 31, 2005	312,789,565	312,790	5,386,074	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable (unaudited)	-	-	-	500,000	-	500,000
Share-based compensation expense (unaudited)	-	-	93,237	-	-	93,237
Conversion of preferred stock to common stock in connection with merger (unaudited)	177,542,538	177,543	897,573	-	-	1,075,116
Common shares issued to Dauphin Technology, Inc.in the merger on September 28, 2006 (unaudited)	217,994,566	217,994	1,494,855	-	-	1,712,849
Net loss and comprehensive net loss for the nine months ended September 30, 2006 (unaudited)	-	-		-	(520,127)	(520,127)
Balance at September 30, 2006 (unaudited)	708,326,669	$708,327	7,871,739	$-	$(6,219,574)	$2,360,492

See accompanying notes to financial statements

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Nine Months Ended September 30,		(June 27, 2001) to September 30,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(520,127)	$(1,034,567)	$(6,219,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,050	22,744	115,551
Accretion of preferred stock redemption value	58,561	58,560	346,673
Stock option expense	93,237	-	93,237
Changes in assets and liabilities:
Prepaid expenses	141,151	(155,788)	(21,680)
Deposits & other assets	-	(92,795)	(980)
Accounts payable and accrued expenses	(221,675)	(589,811)	94,666
Unearned grant revenue	(478,853)	199,375	374,052
Total adjustments	(374,529)	(557,715)	1,001,519
Net cash used in operating activities	(894,656)	(1,592,282)	(5,218,055)

Cash flows from investing activities:
Purchase of property and equipment	(1,843)	(48,485)	(84,188)
Net cash used in investing activities	(1,843)	(48,485)	(84,188)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,212,849	900,000	7,162,857
Net proceeds from sale of preferred stock	-	-	728,443
Proceeds from issuance of note payable	-	-	250,000
Repayment of note payable	-	-	(250,000)
Net cash provided by financing activities	2,212,849	900,000	7,891,300

Net increase (decrease) in cash and cash equivalents	1,316,350	(740,767)	2,589,057
Cash and cash equivalents at beginning of period	1,272,707	1,628,261	-

Cash and cash equivalents at end of period	$2,589,057	$887,494	$2,589,057

Supplemental disclosure of cash flow information:
Interest paid	$-	$1,613	$5,669

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

1.	Description of Company and Basis of Presentation

Geovax Labs, Inc. (“Geovax” or the “Company”), is a development stage biotechnology company established to develop, license and commercialize the manufacture and sale of human vaccines for diseases caused by Human Immunodeficiency Virus and other infectious agents. The Company has exclusively licensed from Emory University certain Acquired Immune Deficiency Syndrome vaccine technology which was developed in collaboration with the National Institutes of Health and the Centers for Disease Control and Prevention.

GeoVax was originally incorporated under the laws of Illinois as Dauphin Technology, Inc. (“Dauphin”). Until December 2003, Dauphin marketed mobile hand-held, pen-based computers and broadband set-top boxes and provided private, interactive cable systems to the extended stay hospitality industry. The Company was unsuccessful and its operations were terminated in December 2003. As further discussed in Note 3, on September 28, 2006, Dauphin completed a merger (the “Merger”) with GeoVax, Inc. Pursuant to the Agreement and Plan of Merger, GeoVax, Inc. merged with and into GeoVax Acquisition Corp., a wholly-owned subsidiary of Dauphin. As a result of the Merger, the shareholders of GeoVax, Inc. exchanged their shares of common stock for Dauphin common stock and GeoVax, Inc. became a wholly-owned subsidiary of Dauphin. In connection with the Merger, Dauphin changed its name to “GeoVax Labs, Inc.,” replaced its officers and directors with those of GeoVax, Inc. and moved its offices to Atlanta, Georgia. The Company currently does not plan to conduct any business other than GeoVax, Inc.’s business of developing new products for the treatment of human diseases.

As further discussed in Note 3, the Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with U.S. generally accepted accounting principles. Under this method of accounting, Dauphin was treated as the “acquired” company and, for accounting purposes, the Merger was treated as the equivalent of GeoVax, Inc. issuing stock for the net monetary assets of Dauphin, accompanied by a recapitalization of GeoVax, Inc. Accordingly, all prior year comparative financial information presented in the accompanying condensed consolidated financial statements, or in the notes herein, as well as any references to prior operations, are those of GeoVax, Inc.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since inception have been considered as part of the Company’s development stage activities. The Company is devoting substantially all of its present efforts to research and development. In order to achieve profitable operations, the Company must successfully complete development and clinical testing, obtain regulatory approvals, and achieve market acceptance. There can be no assurance that these efforts will be successful.

The accompanying consolidated financial statements at September 30, 2006 and for the three and nine-month periods ended September 30, 2006 and 2005 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements in its Definitive Information Statement on Schedule 14C filed with the SEC on August 18, 2006 and incorporated by reference into its Form 8-K filed with the SEC on October 4, 2006. The Company’s operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

2.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (revised 2004), Share-Based Payments (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values on the grant date. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

The Company has adopted SFAS No. 123R using the modified prospective application method which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of those awards over the remaining service periods with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award. The Company did not grant or modify any share-based compensation during the nine months ended September 30, 2006.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25 and applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure. Under those provisions, the Company provided pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense. The Company used a minimum value option-pricing model to determine the pro forma impact on the Company’s net income. This model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued and requires certain other assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expired, to calculate the fair value of stock options granted.

As a result of adopting SFAS No. 123R, the Company’s net income for the three month and nine month periods ended September 30, 2006 is $-0- and $93,237 lower than if it had continued to account for share-based compensation under APB Opinion No. 25. The impact on both basic and diluted earnings per share for the three month and nine month periods ended September 30, 2006 was $(0.00) per share.

The following table shows the pro forma effect on net income and earnings per share for the three month and nine month periods ended September 30, 2005, and the period from inception (June 27, 2001) through September 30, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123R to measure share-based employee compensation prior to January 1, 2006:
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Period from Inception (June 27, 2001) to September 30, 2006
Net loss, as reported	$(161,941)	$(1,042,652)	$(6,219,574)
Deduct stock-based compensation expense determined under the fair value method	-	(105,955)	(308,887)
Pro forma net loss	$(161,941)	$(1,148,607)	$(6,528,461)
Pro forma basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)

3.	Merger and Recapitalization

In January 2006, Dauphin Technology, Inc. and GeoVax, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was consummated on September 28, 2006. In accordance with the Merger Agreement, as amended, Dauphin’s wholly-owned subsidiary, GeoVax Acquisition Corp., merged with and into GeoVax, Inc., which survived the merger and became a wholly-owned subsidiary of Dauphin. Dauphin then changed its name to GeoVax Labs, Inc. Following the Merger, shareholders of GeoVax, Inc. received 29.6521 shares of the Company’s common stock for each share of GeoVax, Inc. common stock, or a total of 490,332,103 shares of the Company’s 708,326,669 shares of common stock outstanding.  All of GeoVax Inc.'s previously outstanding redeemable convertible preferred stock was converted into common stock in connection with this transaction.

As a condition of the Merger closing, Dauphin was required to have a minimum of $2 million in net cash assets as of the closing date, and is required to use its best efforts to raise an additional $11 million within 90 days after completion of the Merger. Dauphin satisfied the $2 million net cash asset condition through the issuance, in June 2006, of two promissory notes to an accredited investor, each in the principal amount of $1 million, for aggregate proceeds of $2 million. These notes were converted into shares of the Dauphin’s common stock prior to the Merger closing. Since these transactions occurred prior to the Merger closing, in accordance with the accounting treatment of the Merger (discussed below), no effect is given to the transactions in the accompanying condensed consolidated financial statements.

The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, the Company was treated as the “acquired” company. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of GeoVax, Inc. issuing stock for the net monetary assets of Dauphin, accompanied by a recapitalization. The net monetary assets of Dauphin were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The retained earnings deficit of GeoVax, Inc. was carried forward after the Merger. Operations and financial statements prior to the Merger are those of GeoVax, Inc.

The following unaudited pro forma information presents the results of operations of the Company for the nine months ended September 30, 2006 and 2005 as if the Merger had taken place on January 1, 2006 and January 1, 2005, respectively. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger occurred on the dates indicated, or which may result in the future.
	2006	2005
Revenues	$478,853	$654,525
Net loss	(3,107,402)	(1,567,429)
Net loss per common share	(0.00)	(0.00)

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ''believes,'' ''expects,'' ''may,'' ''will,'' ''should,'' ''seeks,'' ''approximately,” ''intends,'' ''plans,'' ''pro forma,'' ''estimates,'' or ''anticipates'' or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

whether we can raise additional capital as and when we need it;

whether we are successful in developing our product;

whether we are able to obtain regulatory approvals in the United States and other countries for sale of our product; and

whether we can compete successfully with others in our market.

Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

Management's discussion and analysis of results of operations and financial condition are based upon our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate these estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies and Estimates

We have identified the following accounting principles that we believes are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

Other Assets - Other assets consist principally of license agreements for technology use obtained through the issuance of GeoVax common stock. These license agreements are amortized on a straight line basis over ten years.

Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Revenue Recognition - Revenue consists of subcontracted government grant revenue received pursuant to collaborative arrangements with Emory University. Revenues from these collaborative research arrangements are deferred and recorded as income as the related costs are incurred.

Stock-Based Compensation - Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No.123 (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values on the grant date. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

We adopted SFAS No. 123R using the modified prospective application method which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of those awards over the remaining service periods with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award. We did not grant or modify any share-based compensation during the three months ended September 30, 2006.

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25 and applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure. Under those provisions, we provided pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense. We used a minimum value option-pricing model to determine the pro forma impact on our net income. This model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued and requires certain other assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expired, to calculate the fair value of stock options granted.

Results of Operations -- Three months and nine months ended September 30, 2006 as compared to the three months and nine months ended September 30, 2005

We recorded a net loss of $283,434 for the three months ended September 30, 2006 as compared to a net loss of $161,941 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, our net loss decreased by $514,440 or approximately 50%, from $1,034,567 for the nine months ended September 30, 2005 to $520,127 for the nine months ended September 30, 2006. The decrease in net loss for the three months and nine months ended September 30, 2006 is attributable to lower research and development expenses and general and administrative costs as described below..

During the three months and nine months ended September 30, 2006 we recorded grant revenue of $-0- and $478,853 as compared to $432,526 and $654,525 during the three months and nine months ended September 30, 2005. During the three months ended June 30, 2006, we evaluated our in-house activities associated with our federal grants and determined that certain past activities could be appropriately charged to the grants. Therefore, we recorded the accumulated charges as grant revenue and reduced the unearned revenue associated with the grants accordingly. No other grant revenues have been earned during the nine months ended September 30, 2006. At September 30, 2006, we have remaining unearned grant revenue of $374,052 which will be recorded as revenue as future associated activities are performed and expenses incurred. Federal grant availability varies considerably. Because grant funding from federal agencies is primarily allocated to basic research projects, the availability of federal grant money to us is expected to decline as our research moves toward product development and human testing of formulated AIDS vaccines.

During the three months and nine months ended September 30, 2006, we incurred $173,047 and $573,308 of research and development expense as compared to $475,806 and $1,302,645 during the three months and nine months ended September 30, 2005, a decrease of $302,759 and $729,337 or approximately 64% and 56%, respectively. The amount for the nine months ended September 30, 2006 includes $63,937 of share-based compensation expense associated with the adoption of SFAS No. 123R on January 1, 2006. Research and development expenses vary considerably on a quarter-to quarter basis, depending on the need for vaccine manufacturing and testing of manufactured vaccine by third parties. We expect our research and development costs to increase later in 2006 and into 2007 as we manufacture more vaccine supplies for clinical trials in 2007/08.

During the three months and nine months ended September 30, 2006, we incurred general and administrative costs of $136,290 and $467,614, as compared to $118,229 and $391,708 during the three months and nine months ended September 30, 2005. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and amortization and accretion expense associated with intangible assets and redeemable preferred stock outstanding. General and administrative expense for the nine months ended September 30, 2006 includes $29,300 of share-based compensation expense associated with the adoption of SFAS No. 123R on January 1, 2006. Excluding this amount, general and administrative expense increased by $46,606, or approximately 12%, from the nine month period ended September 30, 2005.

Other income (expense) for the three months and nine months ended September 30, 2006 was made up of $25,903 and $41,942 of interest income as compared to interest income of $1,181 and $6,874 and interest expense of $1,613 for the three months and nine months ended September 30, 2005. The interest income was earned on cash and cash equivalents, which totaled $2,589,057 on September 30, 2006.

Liquidity and Capital Resources

At September 30, 2006 our cash and cash equivalents totaled $2,589,057, as compared to $1,272,707 at December 31, 2005, an increase of $1,305,527. This increase in cash resulted from the consummation of the merger among Dauphin Technologies, Inc., GeoVax Acquisition Corp. and GeoVax, Inc. on September 28, 2006. As a condition of the consummation of the merger, Dauphin Technologies, Inc. was required to have a minimum of $2 million in net cash assets as of the closing date.

Our primary sources of cash during the nine months ended September 30, 2006 and 2005 were through sales of our equity securities, and previously received grant money. Net cash used in operating activities for the nine months ended September 30, 2006 was $894,656 as compared $1,592,282 for the nine months ended September 30, 2005, a decrease of $697,626 or approximately 44%. The primary uses of cash for the nine months ended September 30, 2006 and 2005 consisted of general operating costs and product research and development expenses. Net cash used in investing activities for the nine months ended September 30, 2006 totaled $1,843 for the purchase of property and equipment, as compared to $48,485 for the purchase of property and equipment that was used during the nine months ended September 30, 2005. Net cash provided by financing activities for the nine months ended September 30, 2006 totaled $2,212,849 from the proceeds of sales of our common stock, as compared to $900,000 received from sales of our common stock during the nine months ended September 30, 2005.

Our capital requirements, particularly as they relate to product research and development, have been and will continue to be significant. However, we have not, and due to the significant period of time that it will take to obtain regulatory approval of our products, we will not, generate revenues from our products for at least several years, if at all. We have funded our operations to date by obtaining research grant funding and by selling our securities.

We intend to continue to seek FDA approval of our products. This may take several years. Our current funds on hand will not be sufficient to complete the FDA approval process for our currently existing products. We will require additional capital, which will likely come from grants, from offerings of our securities or from loans. We cannot guarantee that additional financing will be available to us on acceptable terms, or at all. If we fail to obtain financing as needed, either through an offering of our securities or by obtaining additional loan or grant money, we may be unable to maintain our operations.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

We do not currently have any market risk sensitive instruments held for trading purposes or otherwise, therefore, we do not have exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market risks.

Item 4	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We previously reported that we had material weaknesses in our disclosure controls and procedures and that they were not effective as of the end of fiscal 2005 and the second quarter of 2006. We have taken the following actions to remediate the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2005:

•
Effective with our merger with GeoVax, Inc on September 28, 2006 we have adopted GeoVax, Inc.’s accounting policies, methods and procedures, which represent a significant improvement over our then existing accounting practices.

•
On September 28, 2006, Mr. Don Hildebrand replaced Mr. Andrew Kandelapas as our President and Chief Executive Officer, and on October 3, 2006, we engaged Mr. Mark Reynolds as our Chief Financial Officer.

•
Deficiencies in our internal controls over the documentation of debt instruments have been eliminated. Our debt instruments were thoroughly reviewed by outside legal counsel during the period of time leading up to our merger with GeoVax, Inc., and prior to the consummation of the merger all of our debt was converted into our common stock.

•
Until such time as an Audit Committee is formed, an independent member of our Board is providing oversight to the review process of our Form 10-Q, which will include direct contact with our external auditors.

Since implementing these changes, management carried out an evaluation, under the supervision and with the participation of our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings

None

Item1 A	Risk Factors

We face a number of substantial risks. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The following factors should be considered in connection with the other information contained in this Quarterly Report on Form 10-Q.

Risks Related to Our Business, Operating Results and Financial Condition

We are a development stage company and, other than research and development, have had no operations to date.

We are a development stage company and, to date, other than our research and development activities, have had no operations. Our products are not ready for sale. During the fiscal year ended December 31, 2005, we had a net loss of $1,611,086 and a net loss since inception of $5,699,477.

Our products are still being developed and are unproven. These products may not be successful.

In order to become profitable, we must generate revenue through sales of our products; however our products are in varying stages of development and testing. Our products have not been proven in human research trials and have not been approved by any government agency for sale. If we cannot successfully develop and prove our products, we will not become profitable.

We have sold no products or generated any revenues other than from grants and we do not anticipate any significant revenues to be generated in the foreseeable future.

We have conducted pre-clinical trials and are in the process of conducting clinical trials and will continue to do so for several more years before we are able to commercialize our technology. There can be no assurance that we will ever generate significant revenues.

Our business will require continued funding. If we do not receive adequate funding, we may not be able to continue our operations.

To date, we have financed our operations principally through the private placement of common and preferred stock. We could require substantial additional financing at various intervals for our operations, including for clinical trials, for operating expenses including intellectual property protection and enforcement, for pursuit of regulatory approvals and for establishing or contracting out manufacturing, marketing and sales functions. There is no assurance that such additional funding will be available on terms acceptable to us or at all. If we are not able to secure the significant funding that is required to maintain and continue our operations at current levels or at levels that may be required in the future, we may be required to severely curtail, or even to cease, our operations.

We are subject to the risks and uncertainties inherent in new businesses. Our failure to plan or forecast accurately could have a material adverse impact on our development.

We are subject to the risks and uncertainties inherent in new businesses, including the following:

--	we may not have enough money to develop our products and bring them to market;

--	we may experience unanticipated development or marketing expenses, which may make it more difficult to develop our products and bring them to market;

--	even if we are able to develop products and bring them to market, we may not earn enough revenue from the sales of our products to cover the costs of operating our business.

If, because of our failure to plan or project accurately, we are unsuccessful in our efforts to develop products or if the products we develop do not produce revenues as anticipated, it is not likely we will ever become profitable and we may be required to curtail some or all of our operations.

Our success will be dependent, in part, upon our President and Chief Executive Officer, Donald Hildebrand, Harriet Robinson, our primary scientist, and Andrew J. Kandalepas. The loss of the services of any of these individuals may have an adverse effect our operations.

Our success depends, to a significant degree, on our continued receipt of services from our President and Chief Executive Officer, Mr. Donald G. Hildebrand, and on the research expertise of Dr. Harriet Robinson, in addition to the services from Andrew J. Kandalepas. The loss of services of any of these individuals may have a material adverse effect on our business and operations.

Regulatory and legal uncertainties could result in significant costs or otherwise harm our business.

In order to manufacture and sell our products, we must comply with extensive international and domestic regulation. In order to sell our products in the United States, approval from the FDA is required. The FDA approval process is expensive and time-consuming. We cannot predict whether our products will be approved by the FDA. Even if they are approved, we cannot predict the time frame for approval. Foreign regulatory requirements differ from jurisdiction to jurisdiction and may, in some cases, be more stringent or difficult to obtain than FDA approval. As with the FDA, we cannot predict if or when we may obtain these regulatory approvals. If we cannot demonstrate that our products can be used safely and successfully in a broad segment of the patient population on a long-term basis, our products would likely be denied approval by the FDA and the regulatory agencies of foreign governments.

We face intense competition and rapid technological change that could result in products that are superior to the products we will be commercializing or developing.

The market for vaccines that protect against HIV/AIDS is intensely competitive and is subject to rapid and significant technological change. We have numerous competitors in the United States and abroad, including, among others, large companies such as Merck & Co. and Chiron Inc. These competitors may develop technologies and products that are more effective or less costly than any of our future products or that could render our products obsolete or noncompetitive. Many of these competitors have substantially more resources than we have. In addition, the pharmaceutical industry continues to experience consolidation, resulting in an increasing number of larger, more diversified companies than us. Among other things, these companies can spread their research and development costs over much broader revenue bases than we can and can influence customer and distributor buying decisions.

Our products may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Significant factors in determining whether we will be able to compete successfully include:

--	the efficacy and safety of our vaccines;

--	the time and scope of regulatory approval;

--	reimbursement coverage from insurance companies and others;

--	the price and cost-effectiveness of our products; and

--	patent protection.

Our product candidates are based on new technology and, consequently, are inherently risky. Concerns about the safety and efficacy of our products could limit its future success.

We are subject to the risks of failure inherent in the development of product candidates based on new technologies. These risks include the possibility that the products we create will not be effective, that our product candidates will be unsafe or otherwise fail to receive the necessary regulatory approvals or that our product candidates will be hard to manufacture on a large scale or will be uneconomical to market.

Many pharmaceutical products cause multiple potential complications and side effects, not all of which can be predicted with accuracy and many of which may vary from patient to patient. Long term follow-up data may reveal additional complications associated with our products. The responses of potential physicians and others to information about complications could materially affect the market acceptance of our products, which in turn would materially harm our business.

Unsuccessful or delayed regulatory approvals required to exploit the commercial potential of our products could increase our future development costs or impair our future sales.

None of our technologies have been approved by the FDA for sales in the United States or in foreign countries. To exploit the commercial potential of our technologies, we are conducting and planning to conduct additional pre-clinical studies and clinical trials. This process is expensive and can require a significant amount of time. Failure can occur at any stage of testing, even if the results are favorable. Failure to adequately demonstrate safety and efficacy in clinical trials would prevent regulatory approval and restrict our ability to commercialize our technologies. Any such failure may severely harm our business. In addition, any approvals obtained may not cover all of the clinical indications for which approval is sought, or may contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use, or in the form of onerous risk management plans, restrictions on distribution, or post-approval study requirements.

State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities.

In recent years, several states, including California, Vermont, Maine, Minnesota, New Mexico and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports on sales, marketing, pricing and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. Unless we are in full compliance with these laws, we could face enforcement action and fines and other penalties and could receive adverse publicity, all of which could harm our business.

We may be subject to new federal and state legislation to submit information on our open and completed clinical trials to public registries and databases.

In 1997, a public registry of open clinical trials involving drugs intended to treat serious or life-threatening diseases or conditions was established under the Food and Drug Administration Modernization Act, or the FDMA, in order to promote public awareness of and access to these clinical trials. Under the FDMA, pharmaceutical manufacturers and other trial sponsors are required to post the general purpose of these trials, as well as the eligibility criteria, location and contact information of the trials. Since the establishment of this registry, there has been significant public debate focused on broadening the types of trials included in this or other registries, as well as providing for public access to clinical trial results. A voluntary coalition of medical journal editors has adopted a resolution to publish results only from those trials that have been registered with a no-cost, publicly accessible database, such as www.clinicaltrials.gov. Federal legislation was introduced in the fall of 2004 to expand www.clinicaltrials.gov and to require the inclusion of study results in this registry. The Pharmaceutical Research and Manufacturers of America has also issued voluntary principles for its members to make results from certain clinical studies publicly available and has established a website for this purpose. Other groups have adopted or are considering similar proposals for clinical trial registration and the posting of clinical trial results. Failure to comply with any clinical trial posting requirements could expose us to negative publicity, fines and other penalties, all of which could materially harm our business.

We face uncertainty related to pricing and reimbursement and health care reform.

In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations. Reimbursement by such payers is presently undergoing reform and there is significant uncertainty at this time how this will affect sales of certain pharmaceutical products.

Medicare, Medicaid and other governmental health care programs govern drug coverage and reimbursement levels in the United States. Federal law requires all pharmaceutical manufacturers to rebate a percentage of their revenue arising from Medicaid-reimbursed drug sales to individual states. Generic drug manufacturers' agreements with federal and state governments provide that the manufacturer will remit to each state Medicaid agency, on a quarterly basis, 11% of the average manufacturer price for generic products marketed and sold under abbreviated new drug applications covered by the state's Medicaid program. For proprietary products, which are marketed and sold under new drug applications, manufacturers are required to rebate the greater of (a) 15.1% of the average manufacturer price or (b) the difference between the average manufacturer price and the lowest manufacturer price for products sold during a specified period.

Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product developed in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services and litigation has been filed against a number of pharmaceutical companies in relation to these issues. Additionally, some uncertainty may exist as to the reimbursement status of newly approved injectable pharmaceutical products. Our products may not be considered cost effective or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an adequate return on our investment.

Other companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling products.

Our success will depend in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture, use and sale of new products have been subject to substantial patent rights litigation in the pharmaceutical industry. These lawsuits generally relate to the validity and infringement of patents or proprietary rights of third parties. Infringement litigation is prevalent with respect to generic versions of products for which the patent covering the brand name product is expiring, particularly since many companies which market generic products focus their development efforts on products with expiring patents. Other pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of our products or our licensors' products, product candidates or other technologies.

Future or existing patents issued to third parties may contain patent claims that conflict with our products. We expect to be subject to infringement claims from time to time in the ordinary course of business, and third parties could assert infringement claims against us in the future with respect to our current products or with respect to products that we may develop or license. Litigation or interference proceedings could force us to:

--	stop or delay selling, manufacturing or using products that incorporate or are made using the challenged intellectual property;

--	pay damages; or

--	enter into licensing or royalty agreements that may not be available on acceptable terms, if at all.

Any litigation or interference proceedings, regardless of their outcome, would likely delay the regulatory approval process, be costly and require significant time and attention of key management and technical personnel.

Any inability to protect intellectual property rights in the United States and foreign countries could limit our ability to manufacture or sell products.

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and, in some cases, patent protection to preserve a competitive position. Our patents and licensed patent rights may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed us. Third party patents could reduce the coverage of the patent's license, or that may be licensed to or owned by us. If patents containing competitive or conflicting claims are issued to third parties, we may be prevented from commercializing the products covered by such patents, or may be required to obtain or develop alternate technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies.

We may not be able to prevent third parties from infringing or using our intellectual property, and the parties from whom we may license intellectual property may not be able to prevent third parties from infringing or using the licensed intellectual property. We generally will attempt to control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite efforts to protect this proprietary information, however, unauthorized parties may obtain and use information that we may regard as proprietary. Other parties may independently develop similar know-how or may even obtain access to these technologies.

The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries.

The U.S. Patent and Trademark Office and the courts have not established a consistent policy regarding the breadth of claims allowed in pharmaceutical patents. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and the risk of infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.

We may be required to defend lawsuits or pay damages for product liability claims.

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. Historically, we have carried product liability insurance and we expect to continue such policies. Product liability claims, regardless of their merits, could exceed policy limits, divert management's attention, and adversely affect our reputation and the demand for our products.

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

In conjunction with the Merger we issued a total of 490,332,879 shares of our 708,326,669 shares of common stock outstanding to the shareholders of GeoVax, Inc. in exchange for all of the issued and outstanding shares of GeoVax, Inc. As a result of the Merger, the former shareholders of GeoVax, Inc. own 69.2% of our issued and outstanding shares of common stock. We relied on section 506 of the Securities Act of 1933 to issue the common stock, inasmuch as the common stock was sold without any form of general solicitation or general advertising and sales were made only to accredited investors.

We also issued 20,000,000 shares of common stock to Mr. Andrew J. Kandalepas for services rendered in connection with the Merger. We relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as we did not engage in general solicitation or advertising in making this offering and the offeree occupied an insider status relative to us that afforded him effective access to the information registration would otherwise provide. These shares, while reported separately, are included in the number of issued and outstanding shares reported above.

Item 3	Default Upon Senior Securities

None.

Item 4	Submission of Matters to a Vote of Security Holders

Between May 15, 2006 and July 5, 2006 we obtained written consents from 14 shareholders who held shares of common stock or preferred stock representing a total of 217,975,496 shares of voting stock, which exceeded the majority necessary to approve certain proposals in conjunction with the merger with GeoVax Acquisition Corp. and GeoVax, Inc. We had outstanding at the time the written consents were obtained a total of 99,969,028 shares of common stock and 10,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock represented the voting power of 200,000,000 shares of common stock. The proposals included the following:

(i)  a proposal to amend our Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 850,000,000 shares;

(ii)          a proposal to enter into and consummate the Agreement and Plan of Merger;

(iii)         a proposal to amend our Articles of Incorporation to change our name to GeoVax Labs, Inc.;

(iv)         a proposal to adopt the GeoVax Labs, Inc. (formerly Dauphin Technology, Inc.) 2006 Equity Incentive Plan; and

(v)          the election of the following members to our Board of Directors:

Donald G. Hildebrand
David A. Kennedy
Edith Murphree
Gary Teal
John N. (Jack) Spencer
Andrew J. Kandalepas
Dean G. Kollintzas

Item 5	Other Information

None.

Item 6	Exhibits

The Exhibits listed on the accompanying "Index to Exhibits" are filed as part hereof, or incorporated by reference into, the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC.
(Registrant)

Date: November 14, 2006	By: /s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and
principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc.(1)
2.2	First Amendment to Agreement and Plan of Merger(2)
2.3	Second Amendment to Agreement and Plan of Merger(3)
3.1	Articles of Incorporation(3)
3.2	Articles of Merger(3)
3.3	Bylaws(3)
10.1	GeoVax Labs, Inc. (formerly Dauphin Technology, Inc.) 2006 Equity Incentive Plan(4)
31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006.
(2) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006.
(3) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.
(4) Incorporated by reference from the registrant’s definitive Information Statement (Schedule 14C) filed with the Securities and Exchange Commission on August 18, 2006