Form 10-Q/A
period 2006-09-30
Geovax Labs, Inc.
filed 2006-12-19
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

GeoVax Labs, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (“Form 10-Q/A”), as originally filed with the Securities and Exchange Commission (“SEC”) on November 14, 2006, to restate its financial statements and corresponding financial information as of and for the three and nine months ended September 30, 2006 as described herein.

On December 12, 2006, management of the Company determined that it had applied the incorrect method of adoption of Statement of Financial Accounting Standards (“SFAS”) No.123 (revised 2004), Share-Based Payments (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values on the grant date. In previously reported consolidated financial statements, the Company had used the “modified prospective” application method; the correct method of adoption is the “prospective” application method (See Note 2 to the Notes to Interim Consolidated Financial Statements).

As a result of the restatement, total expenses and net loss decreased by $93,237 for the nine month period ending September 30, 2006 and for the period from inception (June 27, 2001) through September 30, 2006. There was no effect on reported basic or diluted earnings per share or on cash flows from operating, investing or financing activities. None of the adjustments resulting from the restatement have any impact on cash balances for any period. However, the Company’s consolidated balance sheets, statements of cash flows and statements of stockholders’ equity (deficiency) have been restated to reflect the restated net income and revisions to certain balance sheet accounts. See Note 1 to the Notes to Interim Consolidated Financial Statements included in Item 1 to this Form 10-Q/A.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

Part I, Item 1, Financial Information, has been revised to reflect the restatement, and
Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

GEOVAX LABS, INC. AND SUBSIDIARY

Index

		Page

PART I - FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements:
	Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	1
	Consolidated Statements of Operations for the three months and nine months ended September 30 2006 and 2005 and for the period from inception (June 27, 2001) to September 30, 2006 (Unaudited)	2
	Consolidated Statements of Stockholders’ Equity for the period from inception (June 27, 2001) to September 30, 2006 (Unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and for the period from inception (June 27, 2001) to September 30, 2006 (Unaudited)	4
	Notes to Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4	Controls and Procedures	9

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings	10

Item 1A	Risk Factors	10

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	15

Item 3	Default Upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	15

Item 6	Exhibits	15

SIGNATURE PAGE		16

Part I - FINANCIAL INFORMATION
Item 1	Financial Statements

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,589,057	$1,272,707
Prepaid expenses and other	21,680	162,831

Total current assets	2,610,737	1,435,538

Property and equipment, net of accumulated depreciation of $37,268 and $22,882 at September 30, 2006 and December 31, 2005	46,920	59,463

Other assets:
Licenses, net of accumulated amortization of $78,283 and $59,619 at September 30, 2006 and December 31, 2005	170,573	189,237
Deposits	980	980

Total other assets	171,553	190,217

Total assets	$2,829,210	$1,685,218

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$94,666	$316,341
Unearned grant revenue	374,052	852,905

Total current liabilities	468,718	1,169,246

Commitments

Redeemable convertible preferred stock; no par value, 20,000,000 shares authorized; Series A, 177,542,542 shares issued and outstanding at December 31, 2005 (Aggregate liquidation preference $1,499,994 )	-	1,016,555

Stockholders' equity (deficiency):
Common stock, $.001 par value, 850,000,000 shares authorized 708,326,669 and 312,789,565 shares outstanding at September 30, 2006 and December 31, 2005, respectively	708,327	312,790
Additional paid-in capital	7,778,502	5,386,074
Deficit accumulated during the development stage	(6,126,337)	(5,699,447)
	2,360,492	(583)

Stock subscription receivable for common stock	-	(500,000)

Total stockholders' equity (deficiency)	2,360,492	(500,583)

Total liabilities and stockholders' equity (deficiency)	$2,829,210	$1,685,218

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception (June 27, 2001) to September 30,
	2006	2005	2006	2005	2006
Revenues
Grant revenue	$-	$432,526	$478,853	$654,525	$3,037,129
	-	432,526	478,853	654,525	3,037,129

Operating expenses:
Research and development	173,047	475,806	509,371	1,302,645	6,836,557
General and administrative	136,290	118,229	438,314	391,708	2,438,854
	309,337	594,035	947,685	1,694,353	9,275,411

Loss from operations	(309,337)	(161,509)	(468,832)	(1,039,828)	(6,238,282)

Other income (expense)
Interest income	25,903	1,181	41,942	6,874	117,614
Interest expense	-	(1,613)	-	(1,613)	(5,669)
	25,903	(432)	41,942	5,261	111,945

Net loss and comprehensive loss	$(283,434)	$(161,941)	$(426,890)	$(1,034,567)	$(6,126,337)

Basic and diluted:
Income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Weighted average shares	317,112,375	312,789,565	315,687,273	312,789,565	267,897,628

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid In	Stock Subscription	Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficiency)
Capital contribution at inception (June 27, 2001)	-	$-	$10	$-	$-	$10
Net loss and comprehensive net loss for the year ended December 31, 2001	-	-	-	-	(170,592)	(170,592)
Balance at December 31, 2001	-	-	10	-	(170,592)	(170,582)
Sale of common stock for cash of $.00 per share	139,497,711	139,498	(139,028)	-	-	470
Issuance of common stock for technology license	35,226,695	35,227	113,629	-	-	148,856
Net loss and comprehensive net loss for the year ended December 31, 2002	-	-	-	-	(618,137)	(618,137)
Balance at December 31, 2002	174,724,406	174,725	(25,389)	-	(788,729)	(639,393)
Sale of common stock for cash of $1.20 less issuance costs	61,463,911	61,464	2,398,145	-	-	2,459,609
Net loss and comprehensive net loss for the year ended December 31, 2003	-	-	-	-	(947,804)	(947,804)
Balance at December 31, 2003	236,188,317	236,188	2,372,756	-	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable of $1.20 per share less issuance costs	74,130,250	74,130	2,915,789	(2,750,000)	-	239,919
Cash payments received on stock subscription receivable	-	-	-	750,000	-	750,000
Issuance of common stock for technology license	2,470,998	2,471	97,529	-	-	100,000
Net loss and comprehensive net loss for the year ended December 31, 2004	-	-	-	-	(2,351,828)	(2,351,828)
Balance at December 31, 2004	312,789,565	312,790	5,386,074	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	-	-	-	1,500,000		1,500,000
Net loss and comprehensive net loss for the year ended December 31, 2005	-	-	-	-	(1,611,086)	(1,611,086)
Balance at December 31, 2005	312,789,565	312,790	5,386,074	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable (unaudited)	-	-	-	500,000	-	500,000
Conversion of preferred stock to common stock in connection with merger (unaudited)	177,542,538	177,543	897,573	-	-	1,075,116
Common shares issued to Dauphin Technology, Inc.in the merger on September 28, 2006 (unaudited)	217,994,566	217,994	1,494,855	-	-	1,712,849
Net loss and comprehensive net loss for the nine months ended September 30, 2006 (unaudited)	-	-		-	(426,890)	(426,890)
Balance at September 30, 2006 (unaudited)	708,326,669	$708,327	$7,778,502	$-	$(6,126,337)	$2,360,492

See accompanying notes to financial statements

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Nine Months Ended September 30,		(June 27, 2001) to September 30,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(426,890)	$(1,034,567)	$(6,126,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,050	22,744	115,551
Accretion of preferred stock redemption value	58,561	58,560	346,673
Changes in assets and liabilities:
Prepaid expenses	141,151	(155,788)	(21,680)
Deposits & other assets	-	(92,795)	(980)
Accounts payable and accrued expenses	(221,675)	(589,811)	94,666
Unearned grant revenue	(478,853)	199,375	374,052
Total adjustments	(467,766)	(557,715)	908,282
Net cash used in operating activities	(894,656)	(1,592,282)	(5,218,055)

Cash flows from investing activities:
Purchase of property and equipment	(1,843)	(48,485)	(84,188)
Net cash used in investing activities	(1,843)	(48,485)	(84,188)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,212,849	900,000	7,162,857
Net proceeds from sale of preferred stock	-	-	728,443
Proceeds from issuance of note payable	-	-	250,000
Repayment of note payable	-	-	(250,000)
Net cash provided by financing activities	2,212,849	900,000	7,891,300

Net increase (decrease) in cash and cash equivalents	1,316,350	(740,767)	2,589,057
Cash and cash equivalents at beginning of period	1,272,707	1,628,261	-

Cash and cash equivalents at end of period	$2,589,057	$887,494	$2,589,057

Supplemental disclosure of cash flow information:
Interest paid	$-	$1,613	$5,669

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

As more fully described in Note 2, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (revised 2004), Share-Based Payments (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values on the grant date. The adoption of SFAS No. 123R had no effect on Company’s net income for the three month and nine month periods ended September 30, 2006.

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

Restatement - On December 12, 2006, management of the Company determined that it had applied the incorrect method of adoption of SFAS No. 123R. In previously reported consolidated financial statements, the Company had used the “modified prospective” application method; the correct method of adoption is the “prospective” application method (See Note 2). As a result of the restatement, total expenses and net loss decreased by $93,237 for the nine month period ending September 30, 2006 and for the period from inception (June 27, 2001) through September 30, 2006. There was no effect on reported basic or diluted earnings per share or on cash flows from operating, investing or financing activities.

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

The Company has adopted SFAS No. 123R using the prospective application method which requires the Company to apply the provisions of SFAS No. 123R prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005.  Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award. The Company did not grant or modify any share-based compensation during the nine months ended September 30, 2006.

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

The adoption of SFAS No. 123R had no effect on the Company’s net income for the three month and nine month periods ended September 30, 2006.

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
	2006	2005
Revenues	$478,853	$654,525
Net loss	(3,014,165)	(1,567,429)
Net loss per common share	(0.00)	(0.00)

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations

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

Restatement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our consolidated financial statements for the three and nine month periods ended September 30, 2006, as explained in Note 1 to the Notes to Interim Consolidated Financial Statements.

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

We adopted SFAS No. 123R using the prospective application method which requires us to apply the provisions of SFAS No. 123R prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005.  Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award. We did not grant or modify any share-based compensation during the nine months ended September 30, 2006.

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

Results of Operations -- Three months and nine months ended September 30, 2006 as compared to the three months and nine months ended September 30, 2005

We recorded a net loss of $283,434 for the three months ended September 30, 2006 as compared to a net loss of $161,941 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, our net loss decreased by $607,677 or approximately 59%, from $1,034,567 for the nine months ended September 30, 2005 to $426,890 for the nine months ended September 30, 2006. The decrease in net loss for the three months and nine months ended September 30, 2006 is attributable to lower research and development expenses and general and administrative costs as described below..

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

During the three months and nine months ended September 30, 2006, we incurred $173,047 and $509,371 of research and development expense as compared to $475,806 and $1,302,645 during the three months and nine months ended September 30, 2005, a decrease of $302,759 and $793,274 or approximately 64% and 61%, respectively. Research and development expenses vary considerably on a quarter-to quarter basis, depending on the need for vaccine manufacturing and testing of manufactured vaccine by third parties. We expect our research and development costs to increase later in 2006 and into 2007 as we manufacture more vaccine supplies for clinical trials in 2007/08.

During the three months and nine months ended September 30, 2006, we incurred general and administrative costs of $136,290 and $438,314, as compared to $118,229 and $391,708 during the three months and nine months ended September 30, 2005, an increase of $18,061 and $46,606, or approximately 15% and 12%, respectively. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and amortization and accretion expense associated with intangible assets and redeemable preferred stock outstanding.

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

GEOVAX LABS, INC.
(Registrant)

Date: December 19, 2006	By: /s/ Mark W. Reynolds
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