Form 10-Q/A
period 2006-09-30
Geovax Labs, Inc.
filed 2007-01-26
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

On December 19, 2006, GeoVax Labs, Inc. (the “Company”) filed Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (“Form 10-Q/A”), as originally filed with the Securities and Exchange Commission (“SEC”) on November 14, 2006, to restate its financial statements and corresponding financial information as of and for the three and nine months ended September 30, 2006 as described herein. This Amendment No. 2 to its Quarterly Report on Form 10-Q is being filed in response to additional comments from the SEC.

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

GEOVAX LABS, INC. AND SUBSIDIARY

Index

		Page

PART I - FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements:
	Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	1
	Consolidated Statements of Operations for the three months and nine months ended September 30 2006 and 2005 and for the period from inception (June 27, 2001) to September 30, 2006 (Unaudited)	2
	Consolidated Statements of Stockholders’ Equity for the period from inception (June 27, 2001) to September 30, 2006 (Unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and for the period from inception (June 27, 2001) to September 30, 2006 (Unaudited)	4
	Notes to Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4	Controls and Procedures	11

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings	11

Item 1A	Risk Factors	11

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	16

Item 3	Default Upon Senior Securities	16

Item 4	Submission of Matters to a Vote of Security Holders	16

Item 5	Other Information	16

Item 6	Exhibits	16

SIGNATURE PAGE		17

Part I - FINANCIAL INFORMATION
Item 1	Financial Statements

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(Restated)
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

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			(Restated)		(Restated) From Inception (June 27, 2001)
	Three Months Ended September 30,		Nine Months Ended September 30,		to September 30,
	2006	2005	2006	2005	2006
Revenues
Grant revenue	$-	$432,526	$478,853	$654,525	$3,037,129
	-	432,526	478,853	654,525	3,037,129

Operating expenses:
Research and development	173,047	475,806	509,371	1,302,645	6,836,557
General and administrative	136,290	118,229	438,314	391,708	2,438,854
	309,337	594,035	947,685	1,694,353	9,275,411

Loss from operations	(309,337)	(161,509)	(468,832)	(1,039,828)	(6,238,282)

Other income (expense)
Interest income	25,903	1,181	41,942	6,874	117,614
Interest expense	-	(1,613)	-	(1,613)	(5,669)
	25,903	(432)	41,942	5,261	111,945

Net loss and comprehensive loss	$(283,434)	$(161,941)	$(426,890)	$(1,034,567)	$(6,126,337)

Basic and diluted:
Income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Weighted average shares	317,112,375	312,789,565	315,687,273	312,789,565	267,897,628

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		(Restated) Additional Paid In	Stock Subscription	(Restated) Deficit Accumulated during the Development	(Restated) Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficiency)
Capital contribution at inception (June 27, 2001)	-	$-	$10	$-	$-	$10
Net loss and comprehensive net loss for the year ended December 31, 2001	-	-	-	-	(170,592)	(170,592)
Balance at December 31, 2001	-	-	10	-	(170,592)	(170,582)
Sale of common stock for cash of $.00 per share	139,497,711	139,498	(139,028)	-	-	470
Issuance of common stock for technology license	35,226,695	35,227	113,629	-	-	148,856
Net loss and comprehensive net loss for the year ended December 31, 2002	-	-	-	-	(618,137)	(618,137)
Balance at December 31, 2002	174,724,406	174,725	(25,389)	-	(788,729)	(639,393)
Sale of common stock for cash of $1.20 less issuance costs	61,463,911	61,464	2,398,145	-	-	2,459,609
Net loss and comprehensive net loss for the year ended December 31, 2003	-	-	-	-	(947,804)	(947,804)
Balance at December 31, 2003	236,188,317	236,188	2,372,756	-	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable of $1.20 per share less issuance costs	74,130,250	74,130	2,915,789	(2,750,000)	-	239,919
Cash payments received on stock subscription receivable	-	-	-	750,000	-	750,000
Issuance of common stock for technology license	2,470,998	2,471	97,529	-	-	100,000
Net loss and comprehensive net loss for the year ended December 31, 2004	-	-	-	-	(2,351,828)	(2,351,828)
Balance at December 31, 2004	312,789,565	312,790	5,386,074	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	-	-	-	1,500,000		1,500,000
Net loss and comprehensive net loss for the year ended December 31, 2005	-	-	-	-	(1,611,086)	(1,611,086)
Balance at December 31, 2005	312,789,565	312,790	5,386,074	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable (unaudited)	-	-	-	500,000	-	500,000
Conversion of preferred stock to common stock in connection with merger (unaudited)	177,542,538	177,543	897,573	-	-	1,075,116
Common shares issued to Dauphin Technology, Inc.in the merger on September 28, 2006 (unaudited)	217,994,566	217,994	1,494,855	-	-	1,712,849
Net loss and comprehensive net loss for the nine months ended September 30, 2006 (unaudited)(Restated)	-	-		-	(426,890)	(426,890)
Balance at September 30, 2006 (unaudited) (Restated)	708,326,669	$708,327	$7,778,502	$-	$(6,126,337)	$2,360,492

See accompanying notes to financial statements

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	(Restated)		(Restated)
	Nine Months Ended September 30,		From Inception (June 27, 2001) to September 30,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(426,890)	$(1,034,567)	$(6,126,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,050	22,744	115,551
Accretion of preferred stock redemption value	58,561	58,560	346,673
Changes in assets and liabilities:
Prepaid expenses	141,151	(155,788)	(21,680)
Deposits & other assets	-	(92,795)	(980)
Accounts payable and accrued expenses	(221,675)	(589,811)	94,666
Unearned grant revenue	(478,853)	199,375	374,052
Total adjustments	(467,766)	(557,715)	908,282
Net cash used in operating activities	(894,656)	(1,592,282)	(5,218,055)

Cash flows from investing activities:
Purchase of property and equipment	(1,843)	(48,485)	(84,188)
Net cash used in investing activities	(1,843)	(48,485)	(84,188)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,212,849	900,000	7,162,857
Net proceeds from sale of preferred stock	-	-	728,443
Proceeds from issuance of note payable	-	-	250,000
Repayment of note payable	-	-	(250,000)
Net cash provided by financing activities	2,212,849	900,000	7,891,300

Net increase (decrease) in cash and cash equivalents	1,316,350	(740,767)	2,589,057
Cash and cash equivalents at beginning of period	1,272,707	1,628,261	-

Cash and cash equivalents at end of period	$2,589,057	$887,494	$2,589,057

Supplemental disclosure of cash flow information:
Interest paid	$-	$1,613	$5,669

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

The table below sets forth the line items from the Consolidated Statements of Operations impacted by these changes as previously reported and on a restated basis.

	Nine Months Ended September 30, 2006		From Inception (June 27, 2001) to September 30, 2006
	As Reported	As Restated	As Reported	As Restated
Research and development expense	$573,308	$509,371	$6,900,494	$6,836,557
General and administrative expense	467,614	438,314	2,468,154	2,438,854
Loss from operations	(562,069)	(468,832)	(6,331,519)	(6,238,282)
Net loss and comprehensive loss	(520,127)	(426,890)	(6,219,574)	(6,126,337)

The table below sets forth the line items from the Consolidated Statements of Cash Flows impacted by these changes as previously reported and on a restated basis.

	Nine Months Ended September 30, 2006		From Inception (June 27, 2001) to September 30, 2006
	As Reported	As Restated	As Reported	As Restated
Cash flows from operating activities:
Net loss	$(520,127)	$(426,890)	$(6,219,574)	$(6,126,337)
Stock option expense	93,237	-	93,237	-

The table below sets forth the line items from the Consolidated Balance Sheet impacted by these changes as previously reported and on a restated basis.

	September 30, 2006
	As Reported	As Restated
Additional paid-in capital	$7,871,739	$7,778,502
Deficit accumulated during the development stage	(6,219,574)	(6,126,337)

2.	Stock-Based Compensation

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

GEOVAX LABS, INC.
(Registrant)

Date: January 26, 2007	By: /s/ Mark W. Reynolds
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