Form 10-K
period 2006-12-31
Geovax Labs, Inc.
filed 2007-03-28
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For fiscal year ended December 31, 2006

___	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File No. 000-52091

GEOVAX LABS, INC.
(Exact name of Registrant as specified in its charter)

Illinois	87-0455038
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1256 Briarcliff Road NE Atlanta, GA	30306
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(404) 727-0971

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes             No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes             No    X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes             No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes             No    X

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $0.65, was $63,733,495.

As of March 23, 2007, the number of Shares of the Registrant’s Common Stock, $.001 par value, is 712,834,703 issued and outstanding.

Documents Incorporated by Reference

The proxy statement of the Registrant with respect to its 2007 Annual Meeting of Shareholders is incorporated by reference in Part III.

GEOVAX LABS, INC.

“SAFE HARBOR” STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts) as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission, or SEC, in its rules, regulations and releases, including Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We desire to take advantage of the “safe harbor” provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements made in this Annual Report on Form 10-K, as well as those made in other filings with the SEC.

All statements in this Annual Report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact are forward-looking statements for purposes of these provisions, including any projections of financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein and in documents incorporated by this Annual Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in this Annual Report, and including risks or uncertainties regarding the clinical testing required by regulatory authorities for products under development; the need for future clinical testing of our products under development; the significant time and expense that will be incurred in developing any of the potential commercial applications for our products; our ability to obtain capital to fund our current and future operations; and risks relating to the enforceability of any patents covering our products and to the possible infringement of third party patents by those products. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.

PART I

Item 1.	Description of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a clinical stage biotechnology company engaged in research and development activities with a mission to develop, license and commercialize the manufacture and sale of human vaccines for diseases caused by Human Immunodeficiency Virus (“HIV”) and other infectious agents. The Company has exclusively licensed from Emory University certain Acquired Immune Deficiency Syndrome (“AIDS”) vaccine technology which was developed in collaboration with the National Institutes of Health and the Centers for Disease Control and Prevention.

Merger Between Dauphin Technology, Inc. and GeoVax, Inc.

GeoVax was originally incorporated under the laws of Illinois as Dauphin Technology, Inc. (“Dauphin”) on June 6, 1988. Until December 2003, Dauphin marketed mobile hand-held, pen-based computers and broadband set-top boxes and provided private, interactive cable systems to the extended stay hospitality industry. The Company was unsuccessful and its operations were terminated in December 2003.

On September 28, 2006, Dauphin completed a merger (the “Merger”) with GeoVax, Inc. Pursuant to the Agreement and Plan of Merger, GeoVax, Inc. merged with and into GeoVax Acquisition Corp., a wholly-owned subsidiary of Dauphin. As a result of the Merger, the shareholders of GeoVax, Inc. exchanged their shares of common stock for Dauphin common stock and GeoVax, Inc. became a wholly-owned subsidiary of Dauphin. In connection with the Merger, Dauphin changed its name to GeoVax Labs, Inc., replaced most of its officers and directors with those of GeoVax, Inc. and moved its offices to Atlanta, Georgia. The Company currently does not plan to conduct any business other than GeoVax, Inc.’s business of developing new products for the treatment or prevention of human diseases.

The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, Dauphin was treated as the “acquired” company. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of GeoVax, Inc. issuing stock for the net monetary assets of Dauphin, accompanied by a recapitalization. The net monetary assets of Dauphin (consisting only of cash) were stated at their fair values, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The deficit accumulated during the development stage of GeoVax, Inc. was carried forward after the Merger. The consolidated financial statements included in this Annual Report on Form 10-K reflect the operations of GeoVax, Inc. prior to the Merger, and of the combined company subsequent to the Merger.

Overview of AIDS

AIDS is considered by many in the scientific and medical community to be the most lethal infectious disease in the world. According to the 2006 Report on the Global AIDS Epidemic published by UNAIDS (the Joint United Nations Programme on HIV/AIDS); the number of people living with HIV continues to grow, from 35 million in 2001 to approximately 38 million in 2005, the most recent year reported. Approximately 25 million people have died since the first cases of AIDS were identified in 1981 and, during 2005; approximately four million people became newly infected with HIV. According to an International AIDS Vaccine Research Institute (IAVI) report dated June 13, 2005, the global market for a safe and effective AIDS vaccine has been estimated at approximately $4 billion or greater.

The standard approach to treating HIV infection has been to lower viral loads by using drugs, reverse transcriptase inhibitors (“RTIs”) and protease inhibitors (“PIs”), or a combination of these drugs, to inhibit two of the viral enzymes that are necessary for the virus to reproduce. The cost of these drugs range from $12,000 to $60,000 per year. However, HIV is prone to genetic changes that can produce strains of HIV that are resistant to currently approved RTIs and PIs. Generally, HIV that is resistant to one drug within a class is likely to become resistant to the entire class, meaning that it may be impossible to re-establish suppression of a genetically altered strain by substituting different RTI and PI combinations. Furthermore, these treatments continue to have significant limitations, such as viral resistance, toxicity and patient non-adherence to the complicated treatment regimens. As a result, over time, many patients develop intolerance to these medications or simply give up taking the medications due to the side effects and the difficult dosing regimens.

According to International AIDS Vaccine Initiative, the cost and complexity of new treatment advances for AIDS puts them out of reach for most people in the countries where treatment is needed the most and as noted above, in industrialized nations, where drugs are more readily available, side effects and increased rates of viral resistance have raised concerns about their long term use. AIDS vaccines, therefore, are seen by many as the most promising way to end the HIV/AIDS pandemic. It is expected that vaccines for HIV/AIDS, once developed, will be used internationally by any organization that provides health care services, including hospitals, medical clinics, the military, prisons and schools.

HIV infection severely damages the immune system, the body’s defense against disease. HIV infects and gradually destroys T-cells and macrophages, both white blood cells that play key roles in protecting humans against infectious disease caused by viruses, bacteria, fungi, yeast and other micro-organisms. Opportunistic infections by organisms, normally posing no problem for control by a healthy immune system, can ravage persons with immune systems damaged by HIV. Destruction of the immune system occurs over years. The average onset of AIDS, the final stage of HIV infection, usually occurs after eight to 10 years of HIV infection.

AIDS Vaccines Being Developed by the Company

There are several AIDS-causing HIV-1 virus subtypes that are found in different regions of the world. The three most prevalent subtypes are A, B and C. The predominant subtype found in Europe, North America, South America, Japan and Australia is B, whereas the predominant subtypes in Africa are A, B and C and in India the predominant subtype is C. Each subtype is at least 20% different in its genetic sequence from other subtypes. These differences may mean that vaccines against one subtype may be only partially effective against other subtypes, although this is not yet certain. GeoVax plans to develop regionally formulated AIDS vaccines comprised of various preparations, depending on the HIV-1 subtype prevalence in a geographic area of the world.

GeoVax’s product development efforts to date have been focused on the development and testing of our AIDS vaccine candidates which are based on DNA and rMVA technologies that have been developed by Dr. Harriet Robinson of Emory University and Chairperson of the GeoVax Scientific Advisory Board in collaboration with scientists at the Centers for Disease Control and the National Institutes of Health (NIH). These vaccines operate by stimulating multi-protein T-cell and antibody responses against the AIDS virus in the recipient.

Our vaccines are comprised of two distinct vaccine components, DNA (deoxyribonucleic acid) and rMVA (recombinant Modified Vaccinia Ankara) virus. Both the DNA and the rMVA vaccines express multiple HIV-1 proteins in the vaccinated individual. The DNA is used to prime the immune response, the efficacy of which is enhanced by the rMVA vaccination, which boosts the immune response. We believe that the vaccines provide broad protection against a large segment of the AIDS virus, thus preventing virus escape, large scale viral replication and the onset of clinical signs of AIDS in the vaccinated individual.

Our vaccines underwent efficacy trials in non-human primates for a period of over 42 months. In these pre-clinical trials, 22 out of 23 monkeys were protected against AIDS while 5 out of 6 non-vaccinated control animals died of clinical AIDS. Following these animal trials, our vaccines were approved for Phase I trials in humans by the U.S. Food and Drug Administration (“FDA”). (See “Government Regulation” below for an explanation of how clinical trials are conducted.)

A Phase I clinical study in humans, evaluating our DNA-AIDS vaccine for safety began in January 2003 and was satisfactorily concluded in June 2004. This trial was conducted by the HIV Vaccine Trials Network (HVTN), a division of NIAID-NIH.

The start of a series of four additional human trials evaluating our AIDS vaccines at four locations in the United States began in April 2006. These Phase Ia/Ib human trials are designed to determine if our vaccines are safe and will stimulate the level of immune responses (T-cell and antibody) that may protect against the development of clinical signs of AIDS. Increasing numbers of people will be included in each successive trial in the series. These trials are intended to provide human data that indicates our vaccine is safe and that it has the capability to protect vaccinated individuals against the development of AIDS.

One trial started in April 2006 and a second trial began in September 2006 with two additional trials scheduled to begin in mid-2007. Early reported results from both the April 2006 trial [individuals received only 1/10th dose of GeoVax vaccines] and the Sept 2006 trial [individuals received full dose of GeoVax vaccines] indicate our vaccines are stimulating anti-AIDS virus immune responses in the majority of vaccinated individuals. Additional human trials with 60-70 people evaluating various vaccine dose administration regimes and conducted by the HVTN are scheduled to begin in mid-2007.

Due to this early and promising positive human vaccine response data from the April 2006 and September 2006 trials, the HVTN, together with GeoVax, have accelerated their plans to conduct Phase II human trials on our AIDS vaccines by a year or more. A tentative start date for these Phase II trials is the end of 2007/early 2008.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in our ongoing research and development activities and in the manufacture of our products under development. Complying with these regulations involves a considerable amount of time and expense.

In the United States, drugs are subject to rigorous federal regulation and, to a lesser extent, state regulation. The Federal Food, Drug and Cosmetic Act, as amended (the “FDC Act”), and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of medications and medical devices. Product development and approval within this regulatory framework is difficult to predict, takes a number of years and involves great expense.

The steps required before a pharmaceutical agent may be marketed in the United States include:
•	pre-clinical laboratory tests, in vivo pre-clinical studies and formulation studies;
•	the submission to the FDA of an Investigational New Drug Application (IND) for human clinical testing which must become effective before human clinical trials can commence;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	the submission of a New Drug Application to the FDA; and
•	FDA approval of the New Drug Application prior to any commercial sale or shipment of the product.
Each of these steps is described further below.

In addition to obtaining FDA approval for each product, each domestic manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices for products, drugs and devices.

Pre-clinical Trials - Pre-clinical testing includes laboratory evaluation of chemistry and formulation, as well as cell culture and animal studies to assess the potential safety and efficacy of the product. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of pre-clinical testing are submitted to the FDA as part of the IND application and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA.

Clinical Trials - Clinical trials involve the administration of the AIDS vaccines to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with the FDA’s Good Clinical Practices standard under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent institutional review board at the institution where the study will be conducted. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the product into healthy human subjects, the drug is tested for safety (adverse side effects), absorption, dosage tolerance, metabolism, bio-distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II is the proof of principal stage and involves studies in a limited patient population in order to determine the efficacy of the product for specific, targeted indications, determine dosage tolerance and optimal dosage and identify possible adverse side effects and safety risks. When there is evidence that the product may be effective and has an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to test for safety within an expanded patient population at geographically dispersed multi-center clinical study sites. The manufacturer or the FDA may suspend clinical trials at any time if either believes that the individuals participating in the trials are being exposed to unacceptable health risks.

New Drug Application and FDA Approval Process - The results and details of the pre-clinical studies and clinical studies are submitted to the FDA in the form of a New Drug Application. If the New Drug Application is approved, the manufacturer may market the product in the United States.

International Approval - Whether or not the FDA has approved the drug, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the drug in such countries. The requirements governing the conduct of clinical trials and drug approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval.

Other Regulations

In addition to FDA regulations, our business activities may also be regulated by the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Violations of regulatory requirements at any stage may result in various adverse consequences, including regulatory delay in approving or refusal to approve a product, enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed.

Competition

FDA and other regulatory approvals of our vaccines have not yet been obtained and we have not yet generated any revenues from product sales. Our future competitive position depends on our ability to obtain FDA and other regulatory approvals of our vaccines and to license or sell the vaccines to third parties on favorable terms.

Overall, the biopharmaceutical industry is competitive and subject to rapid and substantial technological change. There are many companies and individuals conducting research and development activities in the area of HIV/AIDS vaccines, all of which may compete with us. Developments by others may render our proposed vaccination technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of the pharmaceutical companies that compete with us are large, multinational corporations, such as Merck & Co., Chiron Inc. and Aventis-Pasteur that have significantly greater research and development capabilities than us, as well as substantially more marketing, manufacturing, financial and managerial resources. In addition, acquisitions of, or investments in, small pharmaceutical or biotechnology companies by such large corporations could increase their research, financial, marketing, manufacturing and other resources. Competitor technologies may ultimately prove to be safer, more effective or less costly than any vaccine that we develop. There currently is no FDA licensed and commercialized AIDS vaccine or competitive vaccine available in the world market.

Intellectual Property

We are the exclusive, worldwide licensee of several patents and other technologies (the “Emory Technology”) owned or otherwise controlled by Emory University (“Emory”) pursuant to a License Agreement originally entered into on August 23, 2002 and restated on June 23, 2004 (the “License Agreement”). The License Agreement expires on the expiration date of the last to expire of the patents licensed thereunder. Currently several of these patents are approved, but not issued by the Patent and Trademark Office (“PTO”), with several patents pending in other countries, thus until such patents are issued, we will not know the final termination date of the License Agreement.

We may not use the Emory Technology for any purpose other than the purposes permitted by the License Agreement, allow any person to access or use the Emory Technology or advertise, market, sell or distribute the Emory Technology. Emory also reserved the right to use the Emory Technology for research, educational and non-commercial clinical purposes. Due to the use of federal funds in the development of the Emory Technology, the United States Government has the irrevocable, royalty-free, paid-up right to practice and have practiced certain patents throughout the world, should it choose to exercise such rights.

We are also the exclusive licensee of five patents from MFD, Inc. (the “MFD Patents”) pursuant to a license agreement dated December 26, 2004 (the “MFD License Agreement”), related to certain manufacturing processes. Pursuant to the MFD License Agreement, we obtained a fully paid, worldwide, irrevocable, exclusive license in and to the MFD Patents to use, market, offer for sale, sell, lease and import for any AIDS and smallpox vaccine made with GeoVax technology and non-exclusive rights for other products. The term of the MFD License Agreement ends on the expiration date of the last to expire of the MFD Patents. These patents expire in 2017 through 2019.

We are also a non-exclusive licensee of four patents owned by the NIH. The license agreement with NIH (the “NIH License Agreement”) was entered into on July 10, 2003 and subsequently amended on April 7, 2004. Pursuant to the NIH License Agreement, we licensed the patent rights and certain materials for the purpose of laboratory experiments conducted to evaluate the suitability for commercial development of the patent rights and materials. The NIH License Agreement is expected to continue on an annual renewable basis.

We cannot be certain that any of the current pending patent applications we have licensed, or any new patent applications we may file or license, will ever be issued in the United States or any other country. Even if issued, there can be no assurance that those patents will be sufficiently broad to prevent others from using our products or processes. Furthermore, our patents, as well as those we have licensed or may license in the future, may be held invalid or unenforceable by a court, or third parties could obtain patents that we would need to either license or to design around, which we may be unable to do. Current and future competitors may have licensed or filed patent applications or received patents, and may acquire additional patents and proprietary rights relating to products or processes competitive with ours.

In addition to patent protection, we also attempt to protect our proprietary products, processes and other information by relying on trade secrets and non-disclosure agreements with our employees, consultants and certain other persons who have access to such products, processes and information. Under the agreements, all inventions conceived by employees are our exclusive property. Nevertheless, there can be no assurance that these agreements will afford significant protection against misappropriation or unauthorized disclosure of our trade secrets and confidential information.

Manufacturing

We do not have the facilities or expertise to manufacture any of the clinical or commercial supplies of any of our products. To be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. To date, we have not commercialized any products, nor have we demonstrated that we can manufacture commercial quantities of our product candidates in accordance with regulatory requirements. If we cannot manufacture products in suitable quantities and in accordance with regulatory standards, either on our own or through contracts with third parties, it may delay clinical trials, regulatory approvals and marketing efforts for such products. Such delays could adversely affect our competitive position and our chances of achieving profitability. We cannot be sure that we can manufacture, either on our own or through contracts with third parties, such products at a cost or in quantities, which are commercially viable. We currently rely and intend to continue to rely on third-party contract manufacturers to produce materials needed for research, clinical trials and, ultimately, for product commercialization.

Previous Operations

Prior to the Merger on September 28, 2006, the Company operated under the name Dauphin Technology, Inc. The discussion below describes the operations of the Company prior to the Merger. Effective with the Merger, our operations became those of GeoVax, Inc., a company in operation since 2001, with a separate management from Dauphin Technology, Inc.. The rest of this Annual Report describes the operations and activities associated with GeoVax, Inc. both prior to, and subsequent to, the Merger.

The Company was originally formed in 1988 to engage in the computer business. In 1993 and 1994, we encountered severe financial problems, and on January 3, 1995, we filed a petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Court for the Northern District of Illinois, Eastern Division. The Company operated under Chapter 11 until July 23, 1996, when it was discharged as Debtor-in-Possession and bankruptcy proceedings were closed.

Following its emergence from bankruptcy, the Company was primarily engaged in designing and marketing mobile hand-held, pen-based computers and set-top boxes. We also were a provider of private, interactive cable systems to the extended stay hospitality industry. One of our subsidiaries also performed design services, specializing in hardware and software development, to customers in the communications, computer, video, and automotive industries. We were unsuccessful in these operations and terminated all operations in December 2003. From December 2003 until consummation of the merger with Geovax, Inc. in September 2006, the Company was inactive.

Research and Development

Our expenditures for research and development activities by GeoVax, Inc. prior to September 28, 2006 and by GeoVax Labs, Inc. subsequent thereto were approximately $666,000, $1,641,000 and $2,267,000 during the years ended December 31, 2006, 2005 and 2004, respectively. No amounts were spent by Dauphin on research and development during this time period. As our vaccines continue to go through the process to obtain regulatory approval, we expect our research and development costs to continue to increase significantly as even larger human trials proceed in the United States and foreign countries.

Employees

As of December 31, 2006, we had eight employees.

Item 1A. Risk Factors

If any of the following risks actually occur, our business or prospects could be materially adversely affected. You should also refer to the other information in this Annual Report on Form 10-K, including our financial statements and the related notes.

We are a development stage company and, other than research and development, have no other operations.

We are a development stage company and, other than our research and development activities, have no other operations. Our products are not ready for sale. These factors raise substantial doubt about our ability to continue in business. During the fiscal year ended December 31, 2006, we had a net loss of $584,166 and a net loss since inception of $6,283,613.

Our products are still being developed and are unproven. These products may not be successful.

In order to become profitable, we must generate revenue through sales of our products, however our products are in varying stages of development and testing. Our products have not been proven in human research trials and have not been approved by any government agency for sale. If we cannot successfully develop and prove our products, and if we do not develop other sources of revenue, we will not become profitable and at some point we would discontinue operations.

We have sold no products or generated any revenues and we do not anticipate any significant revenues to be generated in the foreseeable future.

We have conducted pre-clinical trials and are conducting clinical trials and will continue to do so for several more years before we are able to commercialize our technology. There can be no assurance that we will ever generate significant revenues.

Our business will require continued funding. If we do not receive adequate funding, we may not be able to continue our operations.

To date, we have financed our operations principally through the private placement of common and preferred stock. We will require substantial additional financing at various intervals for our operations, including for clinical trials, for operating expenses including intellectual property protection and enforcement, for pursuit of regulatory approvals and for establishing or contracting out manufacturing, marketing and sales functions. There is no assurance that such additional funding will be available on terms acceptable to us or at all. If we are not able to secure the significant funding that is required to maintain and continue our operations at current levels or at levels that may be required in the future, we may be required to severely curtail, or even to cease, our operations.

We are subject to the risks and uncertainties inherent in new businesses. Our failure to plan or forecast accurately could have a material adverse impact on our development.

We are subject to the risks and uncertainties inherent in new businesses, including the following:
•	we may not have enough money to develop our products and bring them to market;
•	we may experience unanticipated development or marketing expenses, which may make it more difficult to develop our products and bring them to market;
•	even if we are able to develop products and bring them to market, we may not earn enough revenue from the sales of our products to cover the costs of operating our business.

If, because of our failure to plan or project accurately, we are unsuccessful in our efforts to develop products or if the products we develop do not produce revenues as anticipated, it is not likely we will ever become profitable and we may be required to curtail some or all of our operations.

Our success will be dependent, in part, upon our President and Chief Executive Officer, Donald Hildebrand and Harriet Robinson, our primary scientist. The loss of the services of either of these individuals would have an adverse effect our operations.

Our success depends, to a significant degree, on our continued receipt of services from our President and Chief Executive Officer, Mr. Donald G. Hildebrand, and on the research expertise of Dr. Harriet Robinson. The loss of services of either of these individuals would have a material adverse effect on our business and operations.

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

We will face intense competition and rapid technological change that could result in products that are superior to the products we will be commercializing or developing.

The market for vaccines that protect against HIV/AIDS is intensely competitive and is subject to rapid and significant technological change. We will have numerous competitors in the United States and abroad, including, among others, large companies such as Merck & Co. and Chiron Inc. These competitors may develop technologies and products that are more effective or less costly than any of our future products or that could render our products obsolete or noncompetitive. We expect most of these competitors to have substantially more resources than us. In addition, the pharmaceutical industry continues to experience consolidation, resulting in an increasing number of larger, more diversified companies than us. Among other things, these companies can spread their research and development costs over much broader revenue bases than we can and can influence customer and distributor buying decisions.

Our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Significant factors in determining whether we will be able to compete successfully include:
•	the efficacy and safety of our vaccines;
•	the time and scope of regulatory approval;
•	reimbursement coverage from insurance companies and others;
•	the price and cost-effectiveness of our products; and
•	patent protection.

Our product candidates are based on new technology and, consequently, are inherently risky. Concerns about the safety and efficacy of our products could limit our future success.

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

None of our products or technologies have been approved by the FDA for sales in the United States or in foreign countries. To exploit the commercial potential of our technologies, we are conducting and planning to conduct additional pre-clinical studies and clinical trials. This process is expensive and can require a significant amount of time. Failure can occur at any stage of testing, even if the results are favorable. Failure to adequately demonstrate safety and efficacy in clinical trials would prevent regulatory approval and restrict our ability to commercialize our technologies. Any such failure may severely harm our business. In addition, any approvals we obtain may not cover all of the clinical indications for which approval is sought, or may contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use, or in the form of onerous risk management plans, restrictions on distribution, or post-approval study requirements.

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

We will face uncertainty related to pricing and reimbursement and health care reform.

In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations. Reimbursement by such payors is presently undergoing reform and there is significant uncertainty at this time how this will affect sales of certain pharmaceutical products.

Medicare, Medicaid and other governmental healthcare programs govern drug coverage and reimbursement levels in the United States. Federal law requires all pharmaceutical manufacturers to rebate a percentage of their revenue arising from Medicaid-reimbursed drug sales to individual states. Generic drug manufacturers’ agreements with federal and state governments provide that the manufacturer will remit to each state Medicaid agency, on a quarterly basis, 11% of the average manufacturer price for generic products marketed and sold under abbreviated new drug applications covered by the state’s Medicaid program. For proprietary products, which are marketed and sold under new drug applications, manufacturers are required to rebate the greater of (a) 15.1% of the average manufacturer price or (b) the difference between the average manufacturer price and the lowest manufacturer price for products sold during a specified period.

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

Our success will depend in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture, use and sale of new products have been subject to substantial patent rights litigation in the pharmaceutical industry. These lawsuits generally relate to the validity and infringement of patents or proprietary rights of third parties. Infringement litigation is prevalent with respect to generic versions of products for which the patent covering the brand name product is expiring, particularly since many companies which market generic products focus their development efforts on products with expiring patents. Other pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of our products or our licensors’ products, product candidates or other technologies.

Future or existing patents issued to third parties may contain patent claims that conflict with our products. We expect to be subject to infringement claims from time to time in the ordinary course of business, and third parties could assert infringement claims against us in the future with respect to our current products or with respect to products that we may develop or license. Litigation or interference proceedings could force us to:
•	stop or delay selling, manufacturing or using products that incorporate or are made using the challenged intellectual property;
•	pay damages; or
•	enter into licensing or royalty agreements that may not be available on acceptable terms, if at all.

Any litigation or interference proceedings, regardless of their outcome, would likely delay the regulatory approval process, be costly and require significant time and attention of our key management and technical personnel.

Any inability to protect intellectual property rights in the United States and foreign countries could limit our ability to manufacture or sell products.

We will rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and, in some cases, patent protection to preserve a competitive position. Our patents and licensed patent rights may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Third party patents could reduce the coverage of the patent’s license, or that may be licensed to or owned by us. If patents containing competitive or conflicting claims are issued to third parties, we may be prevented from commercializing the products covered by such patents, or may be required to obtain or develop alternate technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies.

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

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. We carry product liability insurance and we expect to continue such policies. Product liability claims, regardless of their merits, could exceed policy limits, divert management’s attention, and adversely affect our reputation and the demand for our products.

Compliance with requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will increase our costs and require additional management resources, and we may not successfully comply.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing the Company’s financial statements must attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. Although the SEC has postponed the effectiveness of these requirements several times, if the SEC does not postpone or otherwise alter these requirements again, then we expect that the requirement to include a report of management on the Company’s internal controls, including the requirement to include the attestation report of the Company’s independent registered public accounting firm, will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2007. If we are required to comply, we will incur significant legal, accounting, and other expenses; and compliance will occupy a substantial amount of time of our board of directors and management. Uncertainty exists regarding our ability to comply with these requirements by the SEC’s current deadlines. If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if we conclude that our internal controls over financial reporting are not effective or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007 and future year-ends, investors could lose confidence in the reliability of our financial reporting. In addition, while we may expand our staff to assist in complying with the additional requirements when and if they become applicable, we may encounter substantial difficulty attracting qualified staff with requisite experience due to the high level of competition for experienced financial professionals.

We May Issue Preferred Stock in the Future, and the Terms of the Preferred Stock May Reduce the Value of Our Common Stock

We are authorized to issue up to 10,000,000 shares of preferred stock in one or more series. Our board of directors may determine the terms of future preferred stock offerings without further action by our shareholders. If we issue preferred stock, it could affect the rights or our common shareholders or reduce the value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party.

We May Experience Volatility in Our Stock Price, Which May Adversely Affect the Trading Price of Our Common Stock.

The market price for our common stock has been, and may continue to be, volatile and subject to price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:
•	the increased concentration of the ownership of our shares by a limited number of affiliated shareholders following the Merger may limit interest in our securities;
•	variations in quarterly operating results from the expectations of securities analysts or investors;
•	announcements of technological innovations or new products or services by us or our competitors;
•	general technological, market or economic trends;
•	investor perception of the industry or our prospects;
•	investors entering into short sale contracts;
•	regulatory developments affecting the biopharmaceutical industry; and
•	additions or departures of key personnel.

Future sales of substantial amounts of our common stock may adversely affect our market price.

In connection with the Merger, we issued a significant number of additional shares of our common stock to a small number of shareholders. Although the shares issued in the Merger were not immediately freely tradable, we anticipate such shares will be tradable in market transactions one year after the closing of the Merger subject to the requirements of Rule 144 promulgated under the Securities Exchange Act of 1934, as amended. Future sales of substantial amounts of our common stock into the public market, or perceptions in the market that such sales could occur, may adversely affect the prevailing market price of our common stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We lease office and laboratory space located at 1256 Briarcliff Road, Emtech Bio Suite 500, Atlanta, Georgia under a month-to-month lease agreement with Emtech Biotechnology Development, Inc., a related party associated with Emory University. We also share the lease expense for office space in the Chicago area for one of our officers and directors, but we are not obligated under any lease agreement for such space.

Item 3	Legal Proceedings

We are not currently a party to any material legal proceedings. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

Item 4.	Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information

Our common stock is currently traded on the over-the-counter market under the symbol “GOVX.OB”. The following table sets forth the high and low bid prices for our common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions:

	High	Low
2007
January 1 to March 23	$0.50	$0.18

2006
Fourth Quarter	0.68	0.18
Third Quarter	0.73	0.44
Second Quarter	0.85	0.35
First Quarter	1.23	0.28

2005
Fourth Quarter	0.91	0.47
Third Quarter	0.51	0.41
Second Quarter	0.56	0.24
First Quarter	0.33	0.13

Holders

On March 23, 2007, there were approximately 1,300 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other institutions.

Dividends

We have not paid any dividends since our inception and do not contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We have outstanding stock options under our 2006 Equity Incentive Plan (the “Plan”) which was adopted by our board of directors and approved by our shareholders. We do not have any equity compensation plans that have not been approved by our shareholders. In December, 2006, the Board of Directors of the Company amended the Plan to make an additional 15,000,000 shares available under the Plan, increasing the total number of shares under the Plan from 36,000,000 to 51,000,000 shares. The Company intends to submit this amendment to its shareholders for approval at the Company’s 2007 Annual Meeting of Shareholders. The following table sets forth information as of December 31, 2006, with respect to our equity compensation plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	36,000,000	$0.04	1,568,968
Equity compensation plans not approved by security holders	-	-	15,000,000

Recent Sales of Unregistered Securities

On or about November 7, 2006, we issued 2,841,274 shares of our common stock to Crescent International Ltd. ("Crescent") pursuant to a "cashless" exercise of all remaining stock purchase warrants held by the investor. We relied on the exemption from registration provided by Section 4(2) of the Securities Action of 1933 and Rule 506 promulgated thereunder to issue the common stock, inasmuch as Crescent was an accredited investor and the transaction otherwise met the requirements of Rule 506. In consideration of the issuance of the shares, and at the investor's election, we withheld from the warrant exercise 2,315,139 shares valued at $0.395 per share, the fair market value of the shares on the exercise date.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2006.

Performance Graph

The following line graph presentation compares cumulative total shareholder returns of GeoVax’s Common Stock with the Russell 2000 Index and the RDG SmallCap Biotechnology Index (the “Peer Index”) for the five-year period from December 31, 2001 to December 31, 2006. The graph and table assume that $100 was invested in each of GeoVax’s common stock, the Russell 2000 Index and the Peer Index on December 31, 2001, and that all dividends were reinvested. This data was furnished by the Research Data Group.

	December 31,
	2001	2002	2003	2004	2005	2006
GeoVax Labs, Inc.	100.00	20.37	4.63	18.52	79.63	20.93
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
RDG Small Cap Biotechnology	100.00	42.79	68.75	72.42	64.75	59.28

Item 6.	Selected Financial Data

The historical consolidated balance sheet data as of December 31, 2006, 2005, 2004, 2003 and 2002 and the related historical consolidated statement of operations data for the years then ended are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the information set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes.

	2006	2005	2004	2003	2002
Statement of Operations Data:
Total revenues (grant income)	$852,905	$670,467	$714,852	$992,720	$180,237
Net loss	(584,166)	(1,611,086)	(2,351,828)	(947,804)	(618,137)
Basic and diluted net loss per common share	(0.00)	(0.01)	(0.01)	(0.00)	(0.00)

Balance Sheet Data:
Total assets	2,396,330	1,685,218	1,870,089	2,316,623	371,026
Redeemable convertible preferred stock	-	1,016,555	938,475	866,391	799,844
Total stockholders’ equity (deficit)	2,203,216	(500,583)	(389,497)	872,406	(639,393)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the discussion under “Selected Financial Data” and our consolidated financial statements included in this Annual Report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

GeoVax is a clinical stage biotechnology company focused on developing human vaccines for diseases caused by Human Immunodeficiency Virus and other infectious agents. We have exclusively licensed from Emory University certain AIDS vaccine technology which was developed in collaboration with the National Institutes of Health and the Centers for Disease Control and Prevention.

Thus far in our vaccine development activities, our vaccine candidates have undergone preclinical efficacy testing in non-human primates and Phase I clinical testing in humans. The human trial, which was conducted by the HIV Vaccine Trials Network (HVTN), a division of NIAID-NIH, began in January 2003 and was satisfactorily concluded in June 2004.

The start of a series of four additional human trials (conducted by HVTN) evaluating our AIDS vaccines at four locations in the United States began in April 2006. Another human trial began in September 2006 with two more scheduled for mid-2007. The cost of the human clinical trials to date have been borne by HVTN, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. Our vaccine manufacturing costs, as well as the costs of our preclinical testing have been partially funded by grants from the National Institutes of Health issued to Emory University and subcontracted to us pursuant to collaborative arrangements with Emory. It is unlikely that additional government grant funding will be available to us as we progress to the later stages of our vaccine development activities.

We anticipate incurring additional losses for several years as we expand our drug development and clinical programs. We also expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Conducting clinical trials for our drug candidates in development is a lengthy, time-consuming and expensive process. We do not expect to generate product sales from our drug discovery and development efforts for several years, if at all. If we are unable to successfully develop and market pharmaceutical products over the next several years, our business, financial condition and results of operations would be adversely impacted.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and adjusts the estimates as necessary. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Other Assets
Other assets consist principally of license agreements for the use of technology obtained through the issuance of the Company’s common stock. These license agreements are amortized on a straight line basis over ten years.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted expected future net cash flows from the assets.

Revenue Recognition
The Company’s revenue consists of subcontracted government grant revenue received pursuant to collaborative arrangements with Emory University. Revenue from these collaborative research arrangements is deferred and recorded as income as the related costs are incurred.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (revised 2004), Share-Based Payments (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values on the grant date. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).

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

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method in accordance with APB No. 25 and applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure. Under those provisions, the Company provided pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense. The Company used a minimum value option-pricing model to determine the pro forma impact on the Company’s net income. This model utilizes certain information, such as the interest rate on a risk-free security with a term generally equivalent to the expected life of the option being valued and requires certain other assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expires, to calculate the fair value of stock options granted.

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalents of $2,088,149 and total assets of $2,396,330, as compared to $1,272,707 and $1,685,218, respectively, at December 31, 2005. Working capital totaled $1,933,165 at December 31, 2006, compared to $266,292 at December 31, 2005. We believe that we have adequate working capital to support our currently planned level of operations into the third quarter of 2007 or longer.

Sources and Uses of Cash. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. Our primary source of cash during the three years ended December 31, 2006 was from sales of our equity securities and from subcontracted government grant funding received from collaborative arrangements with Emory University.

Cash Flows from Operating Activities. Net cash used in operating activities was $1,327,941, $1,807,069 and $1,514,143 for the years ended December 31, 2006, 2005 and 2004, respectively. The fluctuations between years are primarily due to fluctuations in our net losses which, in turn, result from fluctuations in expenditures from our research activities, offset by net changes in our assets and liabilities.

Cash Flows from Investing Activities. Our investing activities have consisted predominantly of capital expenditures. Capital expenditures for the years ended December 31, 2006, 2005 and 2004, were $69,466, $48,485 and $7,070, respectively.

Cash Flows from Financing Activities. Net cash provided by financing activities was $2,212,849, for the year ended December 31, 2006. During 2006, we received $1,712,849 in net proceeds (reduced by $287,151 of costs directly associated with the Merger) from the sale of our common stock in connection with the merger of GeoVax Labs, Inc. and GeoVax, Inc. Additionally, during 2006, 2005 and 2004 we received $500,000, $1,500,000 and $989,919, respectively, from the payment of a stock subscription receivable related to the sale of our common stock in 2004.

Our capital requirements, particularly as they relate to product research and development, have been and will continue to be significant. We intend to seek FDA approval of our products, which may take several years. We will not generate revenues from our products for at least several years, if at all. We will be dependent on obtaining financing from third parties in order to maintain our operations, including our clinical program. Although we are actively negotiating terms for a financing arrangement, we currently have no commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available to us on favorable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.

Contractual Obligations
As of December 31, 2006, we had no commitments for capital expenditures or other purchase obligations, no committed lines of credit or other committed funding or long-term debt, and no lease obligations (operating or capital). We have employment agreements with our President & Chief Executive Officer, our Senior Vice President and our Chief Financial Officer which may be terminated with 30 days advance notice. We have no other contractual obligations, with the exception of commitments which are contingent upon the occurrence of future events.

Net Operating Loss Carryforward
At December 31, 2006, we had consolidated net operating loss carryforwards for income tax purposes of $65.6 million, which will expire in 2010 through 2026 if not utilized. Approximately $59.7 million of our net operating loss carryforwards relate to the operations of the Company (Dauphin Technology, Inc.) prior to the Merger. We also have research and development tax credits of $202,000 available to reduce income taxes, if any, which will expire in 2022 through 2025 if not utilized. The amount of net operating loss carryforwards and research tax credits available to reduce income taxes in any particular year may be limited in certain circumstances. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

Net Loss
GeoVax recorded net losses of $584,166, $1,611,086 and $2,351,828 for the years ended December 31, 2006, 2005 and 2004, respectively. The fluctuations in our operating losses are primarily attributable to the timing of activities and related costs associated with our vaccine research and development activities. The $1,026,920 decrease in our net loss from 2005 to 2006 is attributable to a reduction in our vaccine research and development activities as we focused our attention on completing the Merger and reduced our product development activities in order to conserve cash resources, coupled with an increase of $182,438 in our revenue recorded from government grants.

Grant Revenue
Grant revenue relates to projects covered by grants from the National Institutes of Health issued to Emory University and subcontracted to us pursuant to collaborative arrangements with Emory. We recorded grant revenues of $852,905 in 2006, $670,467 in 2005 and $714,852 in 2004. We expect that grant money from the federal government will decrease in the future because grant funding from federal agencies is primarily allocated to basic research projects. Therefore, the availability of federal grant money to us is expected to decline as our research moves toward product development and human testing of formulated AIDS vaccines. Although we do not expect to receive any direct grant funding or grant funding subcontracted through Emory during 2007, our planned clinical trials will be conducted and funded by HVTN.

Research and Development
Our research and development expenses were $665,863 in 2006, $1,640,814 in 2005 and $2,566,902 in 2004. Research and development expenses vary considerably on a period-to-period basis, depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties. Research and development expense declined from 2005 to 2006 primarily as we focused our attention on completing the Merger and reduced our product development activities in order to conserve cash resources. We expect our research and development costs to increase in 2007 as we manufacture more vaccine supplies for clinical trials later in 2007 and in 2008. We expect that our research and development costs will continue to increase as we progress through the human clinical trial process leading up to possible product approval by the FDA.

General and Administrative Expense
Our general and administrative expenses were $843,335 in 2006, $655,199 in 2005 and $524,780 in 2004. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and amortization and accretion expense associated with intangible assets and redeemable preferred stock outstanding. General and administrative costs have generally increased during the three year period ending December 31, 2006 primarily as a result of higher patent costs and administrative personnel costs. The increase from 2005 to 2006 is also partially attributable to higher legal costs associated with the merger of GeoVax Labs, Inc and GeoVax, Inc. in September 2006, and with the higher administrative costs associated with being a publicly traded entity after the merger. We expect our general and administrative expenses in 2007 to be higher than those incurred in 2006, resulting from our being a publicly traded entity. These higher costs include, among other things, the costs of an expanded financial function (including the engagement of our Chief Financial Officer), a newly instituted investor relations program, costs associated with an expanded Board of Directors and costs associated with our efforts to comply with the Sarbanes-Oxley Act of 2002.

Other Income & Expense
Interest income was $72,127 in 2006, as compared to $16,073 in 2005 and $25,002 in 2004. The variances between years are primarily attributable to the cash available for investment, which totaled $2,088,149 at December 31, 2006, $1,272,707 at December 31, 2005 and $2,159,555 at December 31, 2004.

During 2005 we recorded $1,613 of interest expense related to short-term borrowings which were repaid during the year. We had no outstanding debt at December 31, 2006 or 2005.

Impact of Inflation
For the three year period ending December 31, 2006, we do not believe that inflation and changing prices had a material impact on our operations or on our financial results.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income received without significantly increasing risk. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2006 and 2005, and for each of the three years ended December 31, 2006, 2005 and 2004, together with the independent registered public accounting firms’ reports thereon, are set forth on pages F-1 to F-15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting or Financial Disclosure

There were no disagreements with our accountants on matters of accounting or financial disclosure, or other reportable events requiring disclosure under this Item 9.

Item 9A.	Controls and Procedures

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

During the quarter ended December 31, 2006, the following changes in our internal control over financial reporting occurred:
•
Effective with our merger with GeoVax, Inc on September 28, 2006, we adopted GeoVax, Inc.’s accounting policies, methods and procedures, which represented a significant improvement over our then existing accounting practices. These policies, methods and procedures were effectively implemented on October 1, 2006.

•
Our Board of Directors formed an Audit Committee at a meeting held in December 2006, and appointed two members. Prior to the formation of our Audit Committee, and subsequent to our merger with GeoVax, Inc., an independent member of our Board provided oversight to the review process of our third quarter 2006 Form 10-Q, filed with the SEC in November 2006, which included direct contact with our external auditors.

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this Item is included in our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the SEC under the captions “Directors and Executive Officers” and “Corporate Governance” and is incorporated herein by this reference.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics in compliance with the applicable rules of the SEC that applies to our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. A copy of this policy is available free of charge upon written request to the attention of our Corporate Secretary by regular mail, email to mreynolds@geovax.com, or facsimile at 404-712-9357. We intend to disclose any amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in applicable rules of the SEC. Such disclosures will be made on our website at www.geovax.com.

Item 11.	Executive Compensation

The information required by this Item is included in our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Compensation of Directors and Executive Officers” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Officers” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item is included in our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item with respect to principal accounting fees and services is included in our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the SEC under the caption “Independent Public Accountants” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements
Page
Reports of Independent Registered Public Accounting Firms
Porter Keadle Moore, LLP	F-2
Tripp, Chafin & Causey, LLC	F-3

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 and for the Period from Inception (June 27, 2001) to December 31, 2006	F-5

Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from Inception (June 27, 2001) to December 31, 2006	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 and for the Period from Inception (June 27, 2001) to December 31, 2006	F-7

Notes to Consolidated Financial Statements	F-8

(2)	Financial Statement Schedules

The following financial statement schedule is set forth on page F-15 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006.

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger (2)

2.3	Second Amendment to Agreement and Plan of Merger (3)

3.1	Articles of Incorporation (3)

3.2	Articles of Merger, dated September 16, 1991 (3)

3.3	Bylaws, as amended December 7, 2006

10.1*	Employment Agreement with Donald Hildebrand (3)

10.2*	Employment Agreement with Andrew Kandalepas

10.3*	Employment Agreement with Mark Reynolds

10.4*	GeoVax Labs, Inc. 2006 Equity Incentive Plan (4)

10.5	License Agreement (as amended and restated) between GeoVax, Inc. and Emory University, dated August 23, 2002 (3)

10.6	Technology Sale and Patent License Agreement between GeoVax, Inc. and MFD, Inc., dated December 26, 2004 (3)

10.7	Equipment and Ground Sublease between GeoVax, Inc. and EmTech Biotechnology Development, Inc., dated December 1, 2001, together with amendment dated August 18, 2003 (3)

10.8	Equipment and Ground Sublease Amendment dated November 22, 2006

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Tripp, Chafin and Causey LLP

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.
(4)	Incorporated by reference from the registrant’s definitive Information Statement (Schedule 14C) filed with the Securities and Exchange Commission on August 18, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.

BY: /s/ Donald Hildebrand
Donald Hildebrand
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Donald Hildebrand	Director	March 28, 2007
Donald Hildebrand	President & Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew J. Kandalepas	Director	March 28, 2007
Andrew J. Kandalepas

/s/ Dean Kollintzas	Director	March 28, 2007
Dean Kollintzas

/s/ Robert McNally	Director	March 28, 2007
Robert McNally

/s/ Mark Reynolds	Chief Financial Officer	March 28, 2007
Mark Reynolds	(Principal Financial and Accounting Officer)

/s/ John N. Spencer, Jr.	Director	March 28, 2007
John N. Spencer, Jr.

EXHIBIT INDEX

Exhibit
Number	Description

3.3	Bylaws, as amended December 7, 2006

10.2*	Employment Agreement with Andrew Kandalepas

10.3*	Employment Agreement with Mark Reynolds

10.8	Equipment and Ground Sublease Amendment dated November 22, 2006

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Tripp, Chafin and Causey LLP

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

•	Indicates a management contract or compensatory plan or arrangement

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

INDEX TO 2006 CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms
Porter Keadle Moore, LLP	F-2
Tripp, Chafin & Causey, LLC	F-3

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 and for the Period from Inception (June 27, 2001) to December 31, 2006	F-5

Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from Inception (June 27, 2001) to December 31, 2006	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 nd for the Period from Inception (June 27, 2001) to December 31, 2006	F-7

Notes to Consolidated Financial Statements	F-8

Porter Keadle Moore, LLP

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
GeoVax Labs, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of GeoVax Labs, Inc. (a development stage company) (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006, and for the period of time considered part of the development stage from January 1, 2006 to December 31, 2006, except we did not audit the Company’s financial statements for the period from June 27, 2001 to December 31, 2005 which were audited by other auditors, whose latest report dated February 8, 2006 on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoVax Labs, Inc. as of December 31, 2006 and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered negative cash flows from operations since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit of the consolidated financial statements also included the financial statement schedule of the Company, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit of the consolidated financial statements. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia
February 20, 2007

Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE • Atlanta, Georgia 30303 • Phone 404-588-4200 • Fax 404-588-4222 • www.pkm.com

TRIPP, CHAFIN & CAUSEY, LLC Certified Public Accountants
1225 Johnson Ferry Road * Suite 200 Regency Park * Marietta, Georgia 30068
phone 770.565.2422 * fax 770.565.2462

INDEPENDENT AUDITORS' REPORT

Board of Directors
Geovax, Inc.
Atlanta, Georgia

We have audited the accompanying balance sheet of Geovax, Inc. (a Georgia corporation in the development stage) as of December 31, 2005, and the related statements of operations, stockholders' deficiency and cash flows for the two years then ended and for the period from inception (June 27, 2001) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geovax, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the two years then ended and for the period from inception (June 27, 2001) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Marietta, Georgia	/s/ Tripp, Chafin & Causey, LLC
February 8, 2006

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,088,149	$1,272,707
Prepaid expenses and other	38,130	162,831

Total current assets	2,126,279	1,435,538

Property and equipment, net of accumulated depreciation of $47,092 and $22,882 at December 31, 2006 and 2005, respectively	104,719	59,463

Other assets:
Licenses, net of accumulated amortization of $84,504 and $59,619 at December 31, 2006 and 2005, respectively	164,352	189,237
Deposits	980	980

Total other assets	165,332	190,217

Total assets	$2,396,330	$1,685,218

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$83,983	$54,641
Accrued salaries	109,131	124,308
Amounts payable to related party	-	137,392
Unearned grant revenue	-	852,905

Total current liabilities	193,114	1,169,246

Commitments

Mandatory redeemable convertible preferred stock; no par value, 20,000,000 shares authorized at December 31, 2005; Series A, 5,987,520 shares issued and outstanding at December 31, 2005 (Aggregate liquidation preference $1,499,994)	-	1,016,555

Stockholders' equity (deficiency):
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued at December 31, 2006 and 2005, respectively	-	-
Common stock, $.001 par value, 850,000,000 shares authorized 711,167,943 and 312,789,565 shares outstanding at December 31, 2006 and 2005, respectively	711,168	312,790
Additional paid-in capital	7,775,661	5,386,074
Stock subscription receivable for common stock	-	(500,000)
Deficit accumulated during the development stage	(6,283,613)	(5,699,447)

Total stockholders' equity (deficiency)	2,203,216	(500,583)

Total liabilities and stockholders' equity (deficiency)	$2,396,330	$1,685,218

See accompanying report of independent registered public accounting firm and notes to financial statements.

GEOVAX LABS. INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,			From Inception (June 27, 2001) to December 31,
	2006	2005	2004	2006
Revenue:
Grant revenue	$852,905	$670,467	$714,852	$3,411,181
	852,905	670,467	714,852	3,411,181

Operating expenses:
Research and development	665,863	1,640,814	2,566,902	6,993,049
General and administrative	843,335	655,199	524,780	2,843,875
	1,509,198	2,296,013	3,091,682	9,836,924

Loss from operations	(656,293)	(1,625,546)	(2,376,830)	(6,425,743)

Other income (expense)
Interest income	72,127	16,073	25,002	147,799
Interest expense	-	(1,613)	-	(5,669)
	72,127	14,460	25,002	142,130

Net loss	$(584,166)	$(1,611,086)	$(2,351,828)	$(6,283,613)

Basic and diluted:
Loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average shares	414,919,141	312,789,565	290,908,324	292,306,327

See accompanying report of independent registered public accounting firm and notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid In	Stock Subscription	Deficit Accumulated during the Development	Total Stockholders’Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficiency)
Capital contribution at inception (June 27, 2001)	-	$-	$10	$-	$-	$10
Net loss for the year ended December 31, 2001	-	-	-	-	(170,592)	(170,592)
Balance at December 31, 2001	-	-	10	-	(170,592)	(170,582)
Sale of common stock for cash	139,497,711	139,498	(139,028)	-	-	470
Issuance of common stock for technology license	35,226,695	35,227	113,629	-	-	148,856
Net loss for the year ended December 31, 2002	-	-	-	-	(618,137)	(618,137)
Balance at December 31, 2002	174,724,406	174,725	(25,389)	-	(788,729)	(639,393)
Sale of common stock for cash	61,463,911	61,464	2,398,145	-	-	2,459,609
Net loss for the year ended December 31, 2003	-	-	-	-	(947,804)	(947,804)
Balance at December 31, 2003	236,188,317	236,189	2,372,756	-	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable	74,130,250	74,130	2,915,789	(2,750,000)	-	239,919
Cash payments received on stock subscription receivable	-	-	-	750,000	-	750,000
Issuance of common stock for technology license	2,470,998	2,471	97,529	-	-	100,000
Net loss for the year ended December 31, 2004	-	-	-	-	(2,351,828)	(2,351,828)
Balance at December 31, 2004	312,789,565	312,790	5,386,074	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	-	-	-	1,500,000		1,500,000
Net loss for the year ended December 31, 2005	-	-	-	-	(1,611,086)	(1,611,086)
Balance at December 31, 2005	312,789,565	312,790	5,386,074	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable	-	-	-	500,000	-	500,000
Conversion of GeoVax, Inc. preferred stock to common stock in connection with merger	177,542,538	177,543	897,573	-	-	1,075,116
Common shares issued to Dauphin Technology, Inc. in the merger on September 28, 2006	217,994,566	217,994	1,494,855	-	-	1,712,849
Issuance of common stock for cashless warrant exercise	2,841,274	2,841	(2,841)	-	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	(584,166)	(584,166)
Balance at December 31, 2006	711,167,943	$711,168	$7,775,661	$-	$(6,283,613)	$2,203,216

See accompanying report of independent registered public accounting firm and notes to financial statements.

GEOVAX LABS. INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,			From Inception (June 27, 2001) to December 31,
	2006	2005	2004	2006
Cash flows from operating activities:
Net loss	$(584,166)	$(1,611,086)	$(2,351,828)	$(6,283,613)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization:	49,095	37,450	21,422	131,596
Accretion of preferred stock redemption value	58,561	78,080	72,084	346,673
Changes in assets and liabilities
Prepaid expenses	124,701	(159,648)	889	(38,130)
Deposits	-	-	-	(980)
Accounts payable and accrued expenses	(123,227)	(335,298)	428,771	193,114
Unearned grant revenue	(852,905)	183,433	314,519	-
Total adjustments	(743,775)	(195,983)	837,685	632,273
Net cash used in operating activities	(1,327,941)	(1,807,069)	(1,514,143)	(5,651,340)

Cash flows from investing activities:
Purchase of property and equipment	(69,466)	(48,485)	(7,070)	(151,811)
Net cash used in investing activities	(69,466)	(48,485)	(7,070)	(151,811)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,212,849	1,500,000	989,919	7,162,857
Net proceeds from sale of preferred stock	-	-	-	728,443
Proceeds from issuance of note payable	-	-	-	250,000
Repayment of note payable		-	-	(250,000)
Net cash provided by financing activities	2,212,849	1,500,000	989,919	7,891,300

Net increase (decrease) in cash and cash equivalents	815,442	(355,554)	(531,294)	2,088,149
Cash and cash equivalents at beginning of period	1,272,707	1,628,261	2,159,555	-

Cash and cash equivalents at end of period	$2,088,149	$1,272,707	$1,628,261	$2,088,149

Supplemental disclosure of cash flow information
Interest paid	$-	$1,613	$-	$5,669

Supplemental disclosure of non-cash investing and financing activities:
In connection with the Merger discussed in Note 6, all of the outstanding shares of the Company’s mandatory redeemable convertible preferred stock were converted into shares of common stock as of September 28, 2006.

See accompanying report of independent registered public accounting firm and notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004, and
Period from Inception (June 27, 2001) to December 31, 2006

1.	Description of Company and Nature of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a development stage biotechnology company engaged in research and development activities with a mission to develop, license and commercialize the manufacture and sale of human vaccines for diseases caused by Human Immunodeficiency Virus and other infectious agents. The Company has exclusively licensed from Emory University certain Acquired Immune Deficiency Syndrome vaccine technology which was developed in collaboration with the National Institutes of Health and the Centers for Disease Control and Prevention.

GeoVax was originally incorporated under the laws of Illinois as Dauphin Technology, Inc. (“Dauphin”). Until December 2003, Dauphin marketed mobile hand-held, pen-based computers and broadband set-top boxes and provided private, interactive cable systems to the extended stay hospitality industry. The Company was unsuccessful and its operations were terminated in December 2003. As further discussed in Note 6, on September 28, 2006, Dauphin completed a merger (the “Merger”) with GeoVax, Inc. which was incorporated on June 27, 2001 (date of “inception”). Pursuant to the Agreement and Plan of Merger, GeoVax, Inc. merged with and into GeoVax Acquisition Corp., a wholly-owned subsidiary of Dauphin. As a result of the Merger, the shareholders of GeoVax, Inc. exchanged their shares of common stock for Dauphin common stock and GeoVax, Inc. became a wholly-owned subsidiary of Dauphin. In connection with the Merger, Dauphin changed its name to GeoVax Labs, Inc., replaced its officers and directors with those of GeoVax, Inc. and moved its offices to Atlanta, Georgia. The Company currently does not plan to conduct any business other than GeoVax, Inc.’s business of developing new products for the treatment of human diseases.

As discussed in Note 2, the Company is a development-stage enterprise and is devoting substantially all of its present efforts to research and development. The Company has funded its activities to date almost exclusively from equity financings and government grants received through Emory University. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the United States Food and Drug Administration (“FDA”) or other regulatory approvals are obtained. In order to meet its operating cash flow requirements management plans to consider additional offerings of its common stock, debt or convertible debt instruments. While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, there can be no assurances that such additional funding will be achieved and that it will succeed in its future operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation - As more thoroughly discussed in Note 6, the accompanying consolidated financial statements include the accounts of GeoVax, Inc. from inception together with those of GeoVax Labs, Inc. from September 28, 2006. All intercompany transactions have been eliminated in consolidation.

Development-Stage Enterprise - The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with original maturities of three months or less at the date of purchase. The recorded values approximate fair market values due to the short maturities.

Property and Equipment - Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred, while additions and improvements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years. Depreciation expense was $24,210, $12,563 and $6,536 during the years ended December 31, 2006, 2005 and 2004, respectively.

Other Assets - Other assets consist principally of license agreements for the use of technology obtained through the issuance of the Company’s common stock. These license agreements are amortized on a straight line basis over ten years. Amortization expense related to these agreements was $24,886, $24,886 and $14,886 during the years ended December 31, 2006, 2005 and 2004, respectively.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted expected future net cash flows from the assets.

Restatement for Recapitalization - All share amounts and per share figures in the accompanying consolidated financial statements and the related footnotes have been restated for the recapitalization discussed in Note 6, based on the 29.6521 exchange ratio indicated therein.

Net Loss Per Share - Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 33,689,729, 36,086,606 and 35,967,997 shares at December 31, 2006, 2005 and 2004, respectively.

Revenue Recognition - The Company’s revenue consists of subcontracted government grant revenue received pursuant to collaborative arrangements with Emory University. Revenue from these collaborative research arrangements is deferred and recorded as income as the related costs are incurred.

Research and Development - All research and development costs, including legal fees and other direct costs incurred in obtaining and protecting patents, related to future and present products are charged to operations as incurred.

Period to Period Comparisons - The Company’s operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results for future periods.

Income Taxes - The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance unless, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted SFAS No.123 (revised 2004), Share-Based Payments (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values on the grant date. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

The Company has adopted SFAS No. 123R using the prospective application method which requires the Company to apply the provisions of SFAS No. 123R prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award. The Company did not grant or modify any share-based compensation during the year ended December 31, 2006.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25 and applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure. Under those provisions, the Company provided pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense. The Company used a minimum value option-pricing model to determine the pro forma impact on the Company’s net income. This model utilizes certain information, such as the interest rate on a risk-free security with a term generally equivalent to the expected life of the option being valued and requires certain other assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expires, to calculate the fair value of stock options granted.

The adoption of SFAS No. 123R had no effect on Company’s net loss for the year ended December 31, 2006. See Note 8 for additional stock-based compensation information.

New Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (“FIN No. 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN No. 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN No. 48 will have a material impact on its results of operations, financial position, and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No.157 provides a common definition of fair value and establishes a framework to make the measurement of fair value under generally accepted accounting principles more consistent and comparable. SFAS No.157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No.157 is effective for financial statements issued in fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No.157 will have on its results of operations, financial position, or cash flows.

3.	License Agreements

During 2002, the Company entered into a license agreement with Emory University (the “Emory License”), a related party, for technology required in conjunction with certain products under development by the Company in exchange for 35,226,695 shares of the Company’s common stock valued at $148,856. The Emory License, among other contractual obligations, requires payments based on milestone achievements (as defined), royalties on sales by the Company or on payments to the Company by its sublicensees, and payment of maintenance fees in the event certain milestones (as defined) are not met within the time periods specified in the contract. Additionally, prior patent costs are payable to Emory University, one half of which is due when capital raised subsequent to the date of the Emory License is equal to $5 million and the remainder is due when cumulative capital raised equals $12.5 million. The Company reached the first threshold of $5 million in December 2005, and fulfilled the first half of its payment obligation ($137,392) to Emory University in January 2006. The Company may terminate the Emory License on three months’ written notice. In any event, the Emory License expires on the date of the latest expiration date of the underlying patents.

The Company is obligated to reimburse Emory University for certain ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to the Emory License. Such reimbursements to Emory amounted to $98,842, $96,938 and $58,711 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company also entered into an additional license agreement during 2004 in exchange for 2,470,998 shares of its common stock valued at $100,000. Pursuant to this agreement, the Company obtained a fully paid, worldwide, irrevocable exclusive license to certain patents covering technology that may be employed by the Company’s products.

4.	Lease Commitment

The Company leases the office and laboratory space used for its operations in Atlanta under a lease agreement on a month-to-month basis from Emtech Biotechnology Development, Inc., a related party associated with Emory University. The Company also shares the lease expense for office space in the Chicago area for one of its officers and directors, but is not obligated under any lease agreement for such space. Rent expense amounted to $38,921, $27,444 and $25,488 for the years ended December 31, 2006, 2005 and 2004, respectively.

5.	Income Taxes

At December 31, 2006, the Company has a consolidated federal net operating loss (“NOL”) carryforward of approximately $65.6 million, available to offset against future taxable income which expires in varying amounts in 2010 through 2026. Additionally, the Company has approximately $202,000 in research and development (“R&D”) tax credits that expire in 2022 through 2025 unless utilized earlier. No income taxes have been paid to date.

As a result of the Merger discussed in Note 6, the NOL carryforward at December 31, 2006 as disclosed herein has increased substantially over the amount shown for December 31, 2005 due to the addition of approximately $59.7 million of historical NOL carryforwards for Dauphin.. However, Section 382 of the Internal Revenue Code contains provisions that will limit the utilization of NOL and R&D tax credit carryforwards in any given year as a result of significant changes in ownership interests that have occurred in past periods or may occur in future periods.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities included the following at December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
Net operating loss carryforward	$22,531,019	$2,058,324
Research and development credit carryforward	202,422	202,422
Other	13,600	-
Total deferred tax assets	22,747,041	2,260,746

Deferred tax liabilities
Depreciation	6,601	3,520
Total deferred tax liabilities	6,601	3,520

Net deferred tax assets	22,740,440	2,257,226
Valuation allowance	(22,740,440)	(2,257,226)
	$-	$-

The Company has established a full valuation allowance equal to the amount of its net deferred tax assets due to uncertainties with respect to its ability to generate sufficient taxable income to realize these assets in the future.

A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense is as follows:
	2006	2005	2004
U.S. federal statutory rate applied to pretax loss	$(198,616)	$(547,769)	$(799,622)
Permanent differences	22,208	26,976	24,813
Research and development credits	-	74,636	73,128
Change in valuation allowance (excluding impact of the Merger discussed in Note 6)	176,408	446,157	701,681
Reported income tax expense	$-	$-	$-

6.	Merger and Recapitalization

In January 2006, Dauphin Technology, Inc. and GeoVax, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was consummated on September 28, 2006. In accordance with the Merger Agreement, as amended, Dauphin’s wholly-owned subsidiary, GeoVax Acquisition Corp., merged with and into GeoVax, Inc., which survived the merger and became a wholly-owned subsidiary of Dauphin (the “Merger”). Dauphin then changed its name to GeoVax Labs, Inc. Following the Merger, common shareholders of GeoVax, Inc. and holders of GeoVax, Inc. redeemable convertible preferred stock received 29.6521 shares of the Company’s common stock for each share of GeoVax, Inc. common or preferred stock, or a total of 490,332,103 shares (approximately 69.2%) of the Company’s 708,326,669 shares of common stock then outstanding.

The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with accounting principles generally accepted in the United States for accounting and financial reporting purposes. Under this method of accounting, Dauphin was treated as the “acquired” company. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of GeoVax, Inc. issuing stock for the net monetary assets of Dauphin, accompanied by a recapitalization. The net monetary assets of Dauphin (consisting primarily of cash) were stated at their fair values, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The deficit accumulated during the development stage of GeoVax, Inc. was carried forward after the Merger. The accompanying consolidated financial statements reflect the operations of GeoVax, Inc. prior to the Merger, and of the combined companies subsequent to the Merger.

As a condition of the Merger closing, Dauphin was required to have a minimum of $2 million in net cash assets as of the closing date. Dauphin satisfied the $2 million net cash asset condition through the issuance, in June 2006, of two promissory notes to an accredited investor, each in the principal amount of $1 million, for aggregate proceeds of $2 million. These notes were converted into shares of the Dauphin’s common stock prior to the Merger closing. Since these transactions occurred prior to the Merger closing, in accordance with the accounting treatment of the Merger, no effect is given to the transactions in the accompanying consolidated financial statements.

The following pro forma information presents the results of operations of the Company for the years ended December 31, 2006 and 2005 as if the Merger had taken place on January 1, 2006 and January 1, 2005, respectively. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Merger occurred on the dates indicated, or which may result in the future.
	2006	2005
Revenue	$852,905	$670,467
Net loss	(3,171,441)	(2,408,816)
Net loss per common share	(0.00)	(0.00)

7.	Mandatory Redeemable Convertible Preferred Stock

In December 2001 and February 2002, the Company issued 4,191,264 and 1,796,256 shares, respectively, of Series A Mandatory Redeemable Convertible Preferred Stock (“Series A”) of GeoVax, Inc. for $.125 per share. Series A shares have many significant rights and privileges, including mandatory redemption rights, conversion rights and liquidation preferences. In connection with the Merger discussed in Note 6, all of the then outstanding shares of Series A Preferred Stock were converted into 177,542,538 shares of the Company’s common stock. There are no outstanding shares of Series A Preferred Stock at December 31, 2006.

8.	Stockholders’ Equity

Common Stock Transactions

In March 2004, the Company sold 74,130,250 shares of its common stock for $3,000,000, of which $250,000 was paid in cash and $2,750,000 of which was paid through the issuance of an installment subscription note collateralized by such shares. As of December 31, 2005, $500,000 of the stated installments under the subscription note remained due and unpaid. The remaining $500,000 was paid in September 2006.

In December 2004, the Company issued 2,470,998 shares of its common stock (valued at $100,000) in connection with a license agreement (see Note 3).

In November 2006, the Company issued 2,841,274 shares of its common stock in connection with a cashless exercise of a previously issued stock purchase warrant.

Stock Options

In connection with the Merger, the Board of Directors adopted, and the Company’s shareholders approved, the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) pursuant to which stock options designated as either incentive (“ISO”) or nonqualified may be issued to employees, officers, directors, consultants and advisors of the Company. The 2006 Plan also allows for the grant of restricted stock awards or restricted stock bonuses. The exercise price for any option granted may not be less than fair value (110% of fair value for ISO’s granted to certain employees). The 2006 Plan also allows for the grant of restricted stock awards or restricted stock bonuses. Prior to adoption of the 2006 Plan, stock option awards were subject to the GeoVax, Inc. 2002 Stock Plan and Incentive Plan (the “2002 Plan”) which has been discontinued. All outstanding stock options issued pursuant to the 2002 Plan were assumed by the 2006 Plan. Options granted under the plans have a maximum ten-year term and generally vest over four years. The Company has reserved 51,000,000 shares of its common stock for issuance under the 2006 Plan.

A summary of the Company’s stock option activity for 2006 and related information is as follows:
	Outstanding Options	Weighted Average Exercise Price
Balance, December 31, 2003	8,895,631	$0.04
Granted	27,072,367	0.04
Exercised	--	--
Expired	--	--
Forfeited	--	--
Balance, December 31, 2004	35,967,998	$0.04
Granted	296,521	0.04
Exercised	--	--
Expired	--	--
Forfeited	(177,913)	0.04
Balance, December 31, 2005	36,086,606	$0.04
Granted	--	--
Exercised	--	--
Expired	--	--
Forfeited	(1,655,574)	0.04
Balance, December 31, 2006	34,431,032	$0.04

Exercisable, December 31, 2006	34,233,341	$0.04

Additional information concerning the Company’s stock options as of December 31, 2006 and for the years ended December 31, 2006, 2005 and 2004 is presented below:

	December 31, 2006
	Total Options Outstanding	Options Exercisable
Number of options	34,431,032	34,233,341
Range of exercise prices	$0.04	$0.04
Weighted average remaining contractual life	2.3 yrs	2.3 yrs
Aggregate intrinsic value	$6,453,737	$6,416,269

	Year Ended December 31,
	2006	2005	2004
Weighted average fair value of options granted during the period	$-	$0.01	$0.02
Total fair value of options vested during the period	104,837	105,955	109,695

During 2006, the Company did not grant any stock options; therefore, fair value calculations were not required. During 2005 and 2004 (prior to adoption of SFAS No. 123R) the Company used a minimum value option-pricing model to estimate the fair values of stock option grants. This model utilizes certain information, such as the interest rate on a risk-free security with a term generally equivalent to the expected life of the option being valued and requires certain other assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expired, to calculate the fair value of stock options granted. The significant assumptions used by the Company in its fair value calculations were as follows:

	2006	2005	2004
Weighted average risk-free interest rates	-	4.0%	3.3%
Expected dividend yield	-	0.0%	0.0%
Expected life of option	-	8.0 yrs	5.7 yrs
Expected volatility	-	25%	25%

The Company recorded no stock-based compensation expense during the years ended December 31, 2006, 2005 and 2004. Since the Company granted no stock options during 2006, and adopted SFAS No.123R using the prospective method (See Note 2), as of December 31, 2006, there was no unrecognized compensation costs related to stock options.

9.	Retirement Plan

The Company participates in a multi-employer defined contribution retirement plan (the “401k Plan”) administered by a third party service provider, and has contributed to the 401k Plan on behalf of its employees based upon a matching formula. During the years ended December 31, 2006, 2005 and 2004 Company contributions to the 401k Plan were $6,744, $7,473 and $5,597, respectively.

10.	Selected Quarterly Financial Data (unaudited)

A summary of selected quarterly financial data for 2006 and 2005 is as follows:

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue from grants	$-	$478,853	$-	$374,052
Net income (loss)	(432,856)	196,163	(283,434)	(64,039)
Net income (loss) per share	(0.00)	(0.00)	(0.00)	(0.00)

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue from grants	$165,327	$56,672	$432,526	$15,942
Net income (loss)	(302,811)	(569,815)	(161,941)	(576,519)
Net income (loss) per share	(0.00)	(0.00)	(0.00)	(0.00)

11.	Subsequent Events

In January 2007, the Company sold 1,543,210 shares of its common stock for an aggregate purchase price of $250,000. In connection with the sale, the Company issued to the investors stock purchase warrants to purchase an aggregate of 771,605 shares of the Company’s common stock at $0.75 per share. Such warrants expire on December 31, 2009. The shares issued pursuant to this transaction were unregistered and the investors were granted limited (piggyback) registration rights.

GEOVAX LABS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End Of Period
Reserve Deducted in the Balance Sheet From the Asset to Which it Applies:

Allowance for Deferred Tax Assets
Year ended December 31, 2006	$2,257,226	$20,483,214	$-	$-	$22,740,440
Year ended December 31, 2005	1,600,555	656,671	-	-	2,257,226
Year ended December 31, 2004	661,282	939,273	-	-	1,600,555