Form 10-Q
period 2007-03-31
Geovax Labs, Inc.
filed 2007-05-11
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code: (404) 727-0971
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                Accelerated filer ☐                Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of May 11, 2007, 712,834,703 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.
AND SUBSIDIARY
Index

Page
PART I – FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	1
Condensed Consolidated Statements of Operations for the three months ended March 31 2007 and 2006 and for the period from inception (June 27, 2001) to March 31, 2007	2
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (June 27, 2001) to March 31, 2007	3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and for the period from inception (June 27, 2001) to March 31, 2007	4
Notes to Consolidated Financial Statements	5

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3 Quantitative and Qualitative Disclosures about Market Risk	10

Item 4 Controls and Procedures	10

PART II. – OTHER INFORMATION

Item 1 Legal Proceedings	11

Item 1A Risk Factors	11

Item 2 Unregistered Sale of Equity Securities and Use of Proceeds	16

Item 3 Default Upon Senior Securities	16

Item 4 Submission of Matters to a Vote of Security Holders	16

Item 5 Other Information	16

Item 6 Exhibits	16

SIGNATURE PAGE	17
EX-31.1 SECTION 302 CERTIFICATION OF THE PRESIDENT
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE PRESIDENT
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

Part I – FINANCIAL INFORMATION
Item 1 Financial Statements
GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,712,762	$2,088,149
Prepaid expenses and other	27,775	38,130

Total current assets	1,740,537	2,126,279

Property and equipment, net of accumulated depreciation of $54,780 and $47,092 at March 31, 2007 and December 31, 2006, respectively	97,031	104,719

Other assets:
Licenses, net of accumulated amortization of $90,726 and $84,504 at March 31, 2007 and December 31, 2006, respectively	158,130	164,352
Deposits	980	980

Total other assets	159,110	165,332

Total assets	$1,996,678	$2,396,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$66,958	$83,983
Accrued salaries	13,030	109,131

Total current liabilities	79,988	193,114

Commitments

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued at March 31, 2007 and December 31, 2006, respectively	—	—
Common stock, $.001 par value, 850,000,000 shares authorized 712,834,703 and 711,167,943 shares outstanding at March 31, 2007 and December 31, 2006, respectively	712,835	711,168
Additional paid-in capital	8,074,749	7,775,661
Deficit accumulated during the development stage	(6,870,894)	(6,283,613)

Total stockholders’ equity	1,916,690	2,203,216

Total liabilities and stockholders’ equity	$1,996,678	$2,396,330

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
	Three Months Ended		(June 27, 2001) to
	March 31,		March 31,
	2007	2006	2007
Revenues:
Grant revenue	$—	$—	$3,411,181

	—	—	3,411,181

Operating expenses:
Research and development	204,795	228,706	7,197,844
General and administrative	361,172	122,347	3,205,047
Stock compensation expense	45,755	—	45,755

	611,722	351,053	10,448,646

Loss from operations	(611,722)	(351,053)	(7,037,465)

Other income (expense):
Interest income	24,441	9,847	172,240
Interest expense	—	—	(5,669)

	24,441	9,847	166,571

Net loss and comprehensive loss	$(587,281)	$(341,206)	$(6,870,894)

Basic and diluted:
Loss per common share	$(0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding	712,772,280	312,789,565	313,880,977

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid In Capital	Receivable	Stage	(Deficiency)
Capital contribution at inception (June 27, 2001)	—	$—	$10	$—	$—	$10
Net loss for the year ended December 31, 2001	—	—	—	—	(170,592)	(170,592)

Balance at December 31, 2001	—	—	10	—	(170,592)	(170,582)
Sale of common stock for cash	139,497,711	139,498	(139,028)	—	—	470
Issuance of common stock for technology license	35,226,695	35,227	113,629	—	—	148,856
Net loss for the year ended December 31, 2002	—	—	—	—	(618,137)	(618,137)

Balance at December 31, 2002	174,724,406	174,725	(25,389)	—	(788,729)	(639,393)
Sale of common stock for cash	61,463,911	61,464	2,398,145	—	—	2,459,609
Net loss for the year ended December 31, 2003	—	—	—	—	(947,804)	(947,804)

Balance at December 31, 2003	236,188,317	236,189	2,372,756	—	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable	74,130,250	74,130	2,915,789	(2,750,000)	—	239,919
Cash payments received on stock subscription receivable	—	—	—	750,000	—	750,000
Issuance of common stock for technology license	2,470,998	2,471	97,529	—	—	100,000
Net loss for the year ended December 31, 2004	—	—	—	—	(2,351,828)	(2,351,828)

Balance at December 31, 2004	312,789,565	312,790	5,386,074	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	—	—	—	1,500,000		1,500,000
Net loss for the year ended December 31, 2005	—	—	—	—	(1,611,086)	(1,611,086)

Balance at December 31, 2005	312,789,565	312,790	5,386,074	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable	—	—	—	500,000	—	500,000
Conversion of GeoVax, Inc. preferred stock to common stock in connection with merger	177,542,538	177,543	897,573	—	—	1,075,116
Common shares issued to Dauphin Technology, Inc. in the merger on September 28, 2006	217,994,566	217,994	1,494,855	—	—	1,712,849
Issuance of common stock for cashless warrant exercise	2,841,274	2,841	(2,841)	—	—	—
Net loss for the year ended December 31, 2006	—	—	—	—	(584,166)	(584,166)

Balance at December 31, 2006	711,167,943	711,168	7,775,661	—	(6,283,613)	2,203,216
Sale of common stock for cash (unaudited)	1,666,760	1,667	253,333	—	—	255,000
Stock compensation expense (unaudited)	—	—	45,755	—	—	45,755
Net loss for the three months ended March 31, 2007 (unaudited)	—	—	—	—	(587,281)	(587,281)

Balance at March 31, 2007 (unaudited)	712,834,703	$712,835	$8,074,749	$—	$(6,870,894)	$1,916,690

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended		From Inception
	March 31,		(June 27, 2001) to
	2007	2006	March 31, 2007
Cash flows from operating activities:
Net loss	$(587,281)	$(341,206)	$(6,870,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,910	10,537	145,506
Accretion of preferred stock redemption value	—	19,521	346,673
Share-based compensation expense	45,755	—	45,755
Changes in assets and liabilities:
Prepaid expenses	10,355	(39,442)	(27,775)
Deposits	—	—	(980)
Accounts payable and accrued expenses	(113,126)	(267,557)	79,988

Total adjustments	(43,106)	(276,941)	589,167

Net cash used in operating activities	(630,387)	(618,147)	(6,281,727)
Cash flows from investing activities:
Purchase of property and equipment	—	(1,842)	(151,811)

Net cash used in investing activities	—	(1,842)	(151,811)
Cash flows from financing activities:
Net proceeds from sale of common stock	255,000	—	7,417,857
Net proceeds from sale of preferred stock	—	—	728,443
Proceeds from issuance of note payable	—	—	250,000
Repayment of note payable	—	—	(250,000)

Net cash provided by financing activities	255,000	—	8,146,300
Net increase (decrease) in cash and cash equivalents	(375,387)	(619,989)	1,712,762
Cash and cash equivalents at beginning of period	2,088,149	1,272,707	—

Cash and cash equivalents at end of period	$1,712,762	$652,718	$1,712,762

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$5,669
See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
1. Description of Company and Basis of Presentation
     GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a development stage biotechnology company engaged in research and development activities with a mission to develop, license and commercialize the manufacture and sale of human vaccines for diseases caused by Human Immunodeficiency Virus (HIV) and other infectious agents. The Company has exclusively licensed from Emory University certain Acquired Immune Deficiency Syndrome (AIDS) vaccine technology which was developed in collaboration with the National Institutes of Health and the Centers for Disease Control and Prevention.
     GeoVax was originally incorporated under the laws of Illinois as Dauphin Technology, Inc. (“Dauphin”). Until December 2003, Dauphin marketed mobile hand-held, pen-based computers and broadband set-top boxes and provided private, interactive cable systems to the extended stay hospitality industry. The Company was unsuccessful and its operations were terminated in December 2003. On September 28, 2006, Dauphin completed a merger (the “Merger”) with GeoVax, Inc. which was incorporated on June 27, 2001 (date of “inception”). As a result of the Merger, the shareholders of GeoVax, Inc. exchanged their shares of common stock for Dauphin common stock and GeoVax, Inc. became a wholly-owned subsidiary of Dauphin. In connection with the Merger, Dauphin changed its name to GeoVax Labs, Inc., replaced its officers and directors with those of GeoVax, Inc. and moved its offices to Atlanta, Georgia. The Company currently does not plan to conduct any business other than GeoVax, Inc.’s business of developing new products for the protection from, and treatment of, human diseases.
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
     The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”, and is devoting substantially all of its present efforts to research and development. The Company has funded its activities to date almost exclusively from equity financings and government grants received through Emory University. The Company will continue to require substantial funds to continue its research and development activities, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the United States Food and Drug Administration (“FDA”) or other regulatory approvals are obtained. In order to meet its operating cash flow requirements management plans to consider additional offerings of its common stock, debt or convertible debt instruments. While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, there can be no assurances that such additional funding will be achieved and that it will succeed in its future operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.
     The accompanying consolidated financial statements at March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 28, 2007. The Company’s operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

     The Company disclosed in Note 2 to its financial statements included in the Form 10-K for the year ended December 31, 2006 those accounting policies that it considers significant in determining its results of operations and financial position. There have been no material changes to, or application of, the accounting policies previously identified and described in the Form 10-K.
2. New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN No. 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. The accounting provisions of FIN 48 became effective for the Company beginning January 1, 2007. See Note 5.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its results of operations and financial condition, if any.
3. Stock-Based Compensation
     The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. The Company recorded stock-based compensation of $45,755 and $-0- for the three months ended March 31, 2007 and 2006, respectively.
     The following table sets forth fair value per share information, including related weighted average assumptions, used to determine stock-based compensation cost for our stock options consistent with the requirements of Statement of Financial Accounting Standards No.123 (revised 2004), Share-Based Payments:

	Three Months Ended
	2007	2006
Weighted average fair value per share of options granted	$0.31	$—
Assumptions:
Expected volatility	107.91%	—
Expected annual dividend yield	0.00%	—
Risk-free rate of return	4.46%	—
Expected option term (years)	7.0	—
The following table summarizes stock option activity for the three months ended March 31, 2007:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2006	34,431,032	$0.04
Granted	9,160,000	0.36
Exercised	(123,550)	0.04
Forfeited or Expired	—	—
Outstanding at March 31, 2007	43,467,482	0.11

Exercisable at March 31, 2007	34,109,801	$0.04
     As of March 31, 2007, there was $2,775,525 of unrecognized compensation expense related to stock-based compensation arrangements. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.5 years.

4. Private Placement of Common Stock and Warrants
     In January 2007, the Company sold 1,543,210 shares of its common stock to two individual accredited investors for an aggregate purchase price of $250,000. The Company also issued to the investors warrants to purchase an aggregate of 771,605 shares of common stock at a price of $0.75 per share, expiring on December 31, 2009.
5. Income Taxes
     As discussed in Note 2, on January 1, 2007, we adopted the provisions of FIN 48. There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since inception. We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards and research and development credits. The net deferred tax asset has been fully offset by a valuation allowance because of our history of losses. Utilization of operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of Section 382 of the Internal Revenue Code. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Item 2 Management’s Discussion and Analysis of Financial Condition And Results of Operations
SAFE HARBOR STATEMENT
     In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
whether we can raise additional capital as and when we need it;
whether we are successful in developing our product;
whether we are able to obtain regulatory approvals in the United States and other countries for sale of our product; and
whether we can compete successfully with others in our market.
Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s analysis only. We assume no obligation to update forward-looking statements.
     Management’s discussion and analysis of results of operations and financial condition are based upon our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate these estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Overview
     GeoVax is a clinical stage biotechnology company focused on developing human vaccines for diseases caused by Human Immunodeficiency Virus and other infectious agents. We have exclusively licensed from Emory University certain AIDS vaccine technology which was developed in collaboration with the National Institutes of Health and the Centers for Disease Control and Prevention.
     Thus far in our vaccine development activities, our vaccine candidates have undergone preclinical efficacy testing in non-human primates and Phase I clinical testing in humans. The human trial, which was conducted by the HIV Vaccine Trials Network (HVTN), a division of the National Institute of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH), began in January 2003 and was satisfactorily concluded in June 2004.
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
Critical Accounting Policies and Estimates
     We have identified the following accounting principles that we believes are key to an understanding of our financial statements. These important accounting policies require management’s most difficult, subjective judgments.
     Other Assets – Other assets consist principally of license agreements for the use of technology obtained through the issuance of our common stock. These license agreements are amortized on a straight line basis over ten years.
     Impairment of Long-Lived Assets – We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted expected future net cash flows from the assets.
     Stock-Based Compensation – Effective January 1, 2006, we adopted SFAS No.123 (revised 2004), Share-Based Payments (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values on the grant date. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. We adopted SFAS No. 123R using the prospective application method which requires us to apply the provisions of SFAS No. 123R prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award.
Results of Operations — Three months ended March 31, 2007 as compared to the three months ended March 31, 2006
     We recorded a net loss of $587,281 for the three months ended March 31, 2007 as compared to a net loss of $341,206 for the three months ended March 31, 2006. Our operating results will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities. However, the increase in our net loss from 2006 to 2007 is primarily attributable to higher general and administrative costs as described below.
     Grant revenue relates to projects covered by grants from the National Institutes of Health issued to Emory University and subcontracted to us pursuant to collaborative arrangements with Emory University. We did not record any grant revenues during the three months ended March 31, 2007 or 2006. Grant funding from federal agencies is primarily allocated to basic research projects; therefore, the availability of federal grant money to us is expected to decline as our research moves toward product development and human testing of formulated AIDS vaccines. Although we do not expect to receive any direct grant funding or grant funding subcontracted through Emory during 2007, we expect our planned clinical trials to be conducted and funded by the HVTN.
     During the three months ended March 31, 2007, we incurred $204,795 of research and development expense as compared to $228,706 during the three months ended March 31, 2006, a decrease of $23,911 or approximately 10%. Research and development expenses vary considerably on a quarter-to-quarter basis, depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties. We expect our research and development costs to increase later in the year as we manufacture more vaccine supplies for clinical trials in 2007 and in 2008. We expect that our research and development costs will continue to increase as we progress through the human clinical trial process leading up to possible product approval by the FDA.
     During the three months ended March 31, 2007, we incurred general and administrative costs of $361,172, as compared to $122,347 during the three months ended March 31, 2006, an increase of $238,825 or approximately 195%. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and amortization expense associated with intangible assets. Our general and administrative costs have increased substantially over the prior year, primarily due to the additional costs associated with being a public company subsequent to the Merger in September 2006. These costs include the hiring of a Chief Financial Officer and of a Senior Vice President, higher legal and accounting fees, fees and expenses associated with an expanded Board of Directors, and the cost of implementing an investor relations program.

     Other income (expense) for the three months ended March 31, 2007 was made up of $24,441 of interest income as compared to interest income of $9,847 for the three months ended March 31, 2006. The variances between periods are primarily attributable to the cash available for investment, which totaled $1,712,762 on March 31, 2007 and $667,571 on March 31, 2006.
Liquidity and Capital Resources
     At March 31, 2007 our cash and cash equivalents totaled $1,712,762, as compared to $2,088,149 at December 31, 2006, a decrease of $375,387. Working capital totaled $1,660,549 at March 31, 2007, compared to $1,933,165 at December 31, 2006. Without consideration given to additional fund-raising efforts, we believe that our current working capital is sufficient to support our planned level of operations into the third quarter of 2007, or longer should we defer some of our planned expenditures.
     Sources of Cash. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. Our primary source of cash during the three months ended March 31, 2007 was from sales of our equity securities.
     Cash Flows from Operating Activities. Net cash used in operating activities was $630,387 and $618,147 for the three months ended March 31, 2007 and 2006, respectively. The fluctuations between periods are primarily due to fluctuations in our net losses, offset by non-cash items such as depreciation, amortization and share-based compensation expense, and net changes in our assets and liabilities.
     Cash Flows from Investing Activities. Our investing activities have consisted predominantly of capital expenditures. Capital expenditures for the three months ended March 31, 2007 and 2006, were $-0- and $1,842, respectively.
     Cash Flows from Financing Activities. Net cash provided by financing activities was $255,000 and $-0- for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, we received $250,000 in proceeds from the sale of our common stock and $5,000 from the exercise of employee stock options.
     Our capital requirements, particularly as they relate to product research and development, have been and will continue to be significant. We intend to seek FDA approval of our products, which may take several years. We will not generate revenues from our products for at least several years, if at all, and we will be dependent on obtaining financing from third parties in order to maintain our operations, including our clinical program. Although we are actively negotiating terms for a financing arrangement, we currently have no commitments from any third parties to provide us with capital. We cannot assure that additional funding will be available to us on favorable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with, or to be acquired by, another company.
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
     During the three months ended March 31, 2007, the following changes have been made to internal controls over financial reporting:

•	At its meeting on December 7, 2006, our Board of Directors formed an Audit Committee. Beginning in the first quarter of 2007, our Audit Committee has taken an active role in the evaluation and review of our internal controls and in reviewing our financial statements.

•	Effective January 1, 2007, we made changes to our policies and procedures for recording transactions so as to further strengthen our segregation of duties.
     Our management has carried out an evaluation, under the supervision and with the participation of our President and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
PART II— OTHER INFORMATION
Item 1 Legal Proceedings
     None
Item 1A Risk Factors
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
     We are a development stage company and, other than our research and development activities, have no other operations. Our products are not ready for sale. These factors raise substantial doubt about our ability to continue in business. During the three months ended March 31, 2007, we had a net loss of $587,281 and a net loss since inception of $6,870,894.
Our products are still being developed and are unproven. These products may not be successful.
     In order to become profitable we must generate revenue through sales of our products, however our products are in varying stages of development and testing. Our products have not been proven in human research trials and have not been approved by any government agency for sale. If we cannot successfully develop and prove our products, and if we do not develop other sources of revenue, we will not become profitable and at some point we would discontinue operations.
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
     To date, we have financed our operations principally through the private placement of common and preferred stock, and from government grants. We will require substantial additional financing at various intervals for our operations, including for clinical trials, for operating expenses including intellectual property protection and enforcement, for pursuit of regulatory approvals and for establishing or contracting out manufacturing, marketing and sales functions. There is no assurance that such additional funding will be available on terms acceptable to us or at all. If we are not able to secure the significant funding that is required to maintain and continue our operations at current levels or at levels that may be required in the future, we may be required to severely curtail, or even to cease, our operations.

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
     The market for vaccines that protect against and treat HIV/AIDS is intensely competitive and is subject to rapid and significant technological change. We will have numerous competitors in the United States and abroad, including, among others, large companies such as Merck & Co. and Chiron Inc. These competitors may develop technologies and products that are more effective or less costly than any of our future products or that could render our products obsolete or noncompetitive. We expect most of these competitors to have substantially more resources than us. In addition, the pharmaceutical industry continues to experience consolidation, resulting in an increasing number of larger, more diversified companies than us. Among other things, these companies can spread their research and development costs over much broader revenue bases than we can and can influence customer and distributor buying decisions.
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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
     In January 2007 we issued 1,543,210 shares of our common stock to two individual investors for an aggregate purchase price of $250,000. We relied on section 506 of the Securities Act of 1933 to issue the common stock, inasmuch as the common stock was sold without any form of general solicitation or general advertising and sales were made only to accredited investors.
     In January 2007 we issued 123,550 shares of our common stock to a former employee for an aggregate purchase price of $5,000 pursuant to the exercise of stock options. We relied on section 4(2) of the Securities Act of 1933 to issue the common stock, inasmuch as the common stock was sold without any form of general solicitation or general advertising and the offeree occupied a status relative to us that afforded him effective access to the information registration would otherwise provide.
Item 3 Default Upon Senior Securities
     None.
Item 4 Submission of Matters to a Vote of Security Holders
     None
Item 5 Other Information
     None.
Item 6 Exhibits
     The Exhibits listed on the accompanying “Index to Exhibits” are filed as part hereof, or incorporated by reference into, the report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC. (Registrant)
Date: May 11, 2007	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit	Description
Number
2.1	Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)
2.2	First Amendment to Agreement and Plan of Merger (2)
2.3	Second Amendment to Agreement and Plan of Merger (3)
3.1	Articles of Incorporation (3)
3.2	Bylaws, as amended December 7, 2006 (4)
31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.

(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.