Form 10-Q
period 2007-06-30
Geovax Labs, Inc.
filed 2007-08-14
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
As of August 13, 2007, 712,834,703 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.
AND SUBSIDIARY
Index

Page
PART I – FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	1
Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and 2006 and for the period from inception (June 27, 2001) to June 30, 2007	2
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (June 27, 2001) to June 30, 2007	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and for the period from inception (June 27, 2001) to June 30, 2007	4
Notes to Consolidated Financial Statements	5

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3 Quantitative and Qualitative Disclosures about Market Risk	11

Item 4 Controls and Procedures	11

PART II. – OTHER INFORMATION

Item 1 Legal Proceedings	12

Item 1A Risk Factors	12

Item 2 Unregistered Sale of Equity Securities and Use of Proceeds	17

Item 3 Default Upon Senior Securities	17

Item 4 Submission of Matters to a Vote of Security Holders	17

Item 5 Other Information	17

Item 6 Exhibits	17

SIGNATURES	18
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

Part I – FINANCIAL INFORMATION
Item 1 Financial Statements
GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,009,302	$2,088,149
Prepaid expenses and other	76,559	38,130

Total current assets	1,085,861	2,126,279

Property and equipment, net of accumulated depreciation of $62,469 and $47,092 at June 30, 2007 and December 31, 2006, respectively	89,342	104,719

Other assets:
Licenses, net of accumulated amortization of $96,947 and $84,504 at June 30, 2007 and December 31, 2006, respectively	151,909	164,352
Deposits	980	980

Total other assets	152,889	165,332

Total assets	$1,328,092	$2,396,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$478,575	$83,983
Accrued salaries	36,724	109,131

Total current liabilities	515,299	193,114

Commitments (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $.001 par value, 850,000,000 shares authorized 712,834,703 and 711,167,943 shares outstanding at June 30, 2007 and December 31, 2006, respectively	712,835	711,168
Additional paid-in capital	8,303,978	7,775,661
Deficit accumulated during the development stage	(8,204,020)	(6,283,613)

Total stockholders’ equity	812,793	2,203,216

Total liabilities and stockholders’ equity	$1,328,092	$2,396,330

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		From Inception
	June 30,		June 30,		(June 27, 2001) to
	2007	2006	2007	2006	June 30, 2007
Revenues
Grant revenue	$—	$478,853	$—	$478,853	$3,411,181

	—	478,853	—	478,853	3,411,181

Operating expenses:
Research and development	701,281	107,618	913,018	336,324	7,906,067
General and administrative	650,190	179,677	1,050,175	302,024	3,894,050

	1,351,471	287,295	1,963,193	638,348	11,800,117

Income (loss) from operations	(1,351,471)	191,558	(1,963,193)	(159,495)	(8,388,936)

Other income (expense)
Interest income	18,345	6,192	42,786	16,039	190,585
Interest expense	—	—	—	—	(5,669)

	18,345	6,192	42,786	16,039	184,916

Net income (loss) and comprehensive income (loss)	$(1,333,126)	$197,750	$(1,920,407)	$(143,456)	$(8,204,020)

Basic and diluted:
Income (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)	$(0.02)
Weighted average shares outstanding	711,167,943	312,789,565	712,803,664	312,789,565	333,558,370
See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid In Capital	Receivable	Stage	(Deficiency)
Capital contribution at inception (June 27, 2001)	—	$—	$10	$—	$—	$10
Net loss for the year ended December 31, 2001	—	—	—	—	(170,592)	(170,592)

Balance at December 31, 2001	—	—	10	—	(170,592)	(170,582)
Sale of common stock for cash	139,497,711	139,498	(139,028)	—	—	470
Issuance of common stock for technology license	35,226,695	35,227	113,629	—	—	148,856
Net loss for the year ended December 31, 2002	—	—	—	—	(618,137)	(618,137)

Balance at December 31, 2002	174,724,406	174,725	(25,389)	—	(788,729)	(639,393)
Sale of common stock for cash	61,463,911	61,464	2,398,145	—	—	2,459,609
Net loss for the year ended December 31, 2003	—	—	—	—	(947,804)	(947,804)

Balance at December 31, 2003	236,188,317	236,189	2,372,756	—	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable	74,130,250	74,130	2,915,789	(2,750,000)	—	239,919
Cash payments received on stock subscription receivable	—	—	—	750,000	—	750,000
Issuance of common stock for technology license	2,470,998	2,471	97,529	—	—	100,000
Net loss for the year ended December 31, 2004	—	—	—	—	(2,351,828)	(2,351,828)

Balance at December 31, 2004	312,789,565	312,790	5,386,074	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	—	—	—	1,500,000		1,500,000
Net loss for the year ended December 31, 2005	—	—	—	—	(1,611,086)	(1,611,086)

Balance at December 31, 2005	312,789,565	312,790	5,386,074	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable	—	—	—	500,000	—	500,000
Conversion of GeoVax, Inc. preferred stock to common stock in connection with merger	177,542,538	177,543	897,573	—	—	1,075,116
Common shares issued to Dauphin Technology, Inc. in the merger on September 28, 2006	217,994,566	217,994	1,494,855	—	—	1,712,849
Issuance of common stock for cashless warrant exercise	2,841,274	2,841	(2,841)	—	—	—
Net loss for the year ended December 31, 2006	—	—	—	—	(584,166)	(584,166)

Balance at December 31, 2006	711,167,943	711,168	7,775,661	—	(6,283,613)	2,203,216
Sale of common stock for cash (unaudited)	1,666,760	1,667	253,333	—	—	255,000
Stock compensation expense (unaudited)	—	—	274,984	—	—	274,984
Net loss for the six months ended June 30, 2007 (unaudited)	—	—	—	—	(1,920,407)	(1,920,407)

Balance at June 30, 2007 (unaudited)	712,834,703	$712,835	$8,303,978	$—	$(8,204,020)	$812,793

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended		From Inception
	June 30,		(June 27, 2001) to
	2007	2006	June 30, 2007
Cash flows from operating activities:
Net loss	$(1,920,407)	$(143,456)	$(8,204,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,820	22,512	159,416
Accretion of preferred stock redemption value	—	39,041	346,673
Share-based compensation expense	274,984	—	274,984
Changes in assets and liabilities:
Prepaid expenses	(38,429)	(50,072)	(76,559)
Deposits	—	—	(980)
Accounts payable and accrued expenses	322,185	(733,706)	515,299

Total adjustments	586,560	(722,225)	1,218,833

Net cash used in operating activities	(1,333,847)	(865,681)	(6,985,187)

Cash flows from investing activities:
Purchase of property and equipment	—	(1,842)	(151,811)

Net cash used in investing activities	—	(1,842)	(151,811)

Cash flows from financing activities:
Net proceeds from sale of common stock	255,000	—	7,417,857
Net proceeds from sale of preferred stock	—	—	728,443
Proceeds from issuance of note payable	—	—	250,000
Repayment of note payable	—	—	(250,000)

Net cash provided by financing activities	255,000	—	8,146,300

Net increase (decrease) in cash and cash equivalents	(1,078,847)	(867,523)	1,009,302
Cash and cash equivalents at beginning of period	2,088,149	1,272,707	—

Cash and cash equivalents at end of period	$1,009,302	$405,184	$1,009,302

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$5,669
See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
     The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”, and is devoting substantially all of its present efforts to research and development. The Company has funded its activities to date almost exclusively from equity financings and government grants received through Emory University. The Company will continue to require substantial funds to continue its research and development activities, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the United States Food and Drug Administration (“FDA”) or other regulatory approvals are obtained. In July 2007, the Company entered into a definitive agreement with an institutional investor to raise $7.5 million from the sale of its common stock (See Note 8). The Company believes the proceeds of this offering will fund its operations through late 2008. In order to meet its future operating cash flow requirements management plans to consider additional offerings of its common stock, debt or convertible debt instruments. While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, there can be no assurances that such additional funding will be achieved and that it will succeed in its future operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
     The accompanying consolidated financial statements at June 30, 2007 and for the three month and six month periods ended June 30, 2007 and 2006 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 28, 2007. The Company’s operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
     The Company disclosed in Note 2 to its financial statements included in the Form 10-K for the year ended December 31, 2006 those accounting policies that it considers significant in determining its results of operations and financial position. There have been no material changes to, or application of, the accounting policies previously identified and described in the Form 10-K.
2. New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. The accounting provisions of FIN 48 became effective for the Company beginning January 1, 2007. See Note 7.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company has not yet evaluated the effect that the adoption of SFAS 159 will have on its results of operations and financial condition, if any.
     The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
3. Basic and Diluted Loss Per Common Share
     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares primarily consist of employee stock options and warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 66.9 million and 34.6 million shares at June 30, 2007 and 2006, respectively.
4. Stock-Based Compensation
     The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. The Company recorded stock-based compensation expense of $229,229 and $274,984 for the three month and six month periods ended June 30, 2007. No stock-based compensation expense was recorded for the same periods in 2006.
     The following table sets forth fair value per share information, including related weighted average assumptions, used to determine stock-based compensation cost for our stock options consistent with the requirements of Statement of Financial Accounting Standards No.123 (revised 2004), Share-Based Payments:

	Six Months Ended June 30,
	2007	2006

Weighted average fair value per share of options granted	$0.30	$	n/a
Assumptions:
Expected volatility	107.91%		n/a
Expected annual dividend yield	0.00%		n/a
Risk-free rate of return	4.47%		n/a
Expected option term (years)	6.9		n/a

     The following table summarizes stock option activity for the six months ended June 30, 2007:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at December 31, 2006	34,431,032	$0.04
Granted	9,810,000	0.35
Exercised	(123,550)	0.04
Forfeited or Expired	—	—
Outstanding at June 30, 2007	44,117,482	0.11

Exercisable at June 30, 2007	34,858,641	$0.05
     As of June 30, 2007, there was $2,696,446 of unrecognized compensation expense related to stock-based compensation arrangements. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.3 years.
5. Commitments – Manufacturing Contracts
     In June 2007, the Company entered into two manufacturing contracts with third party suppliers for production of vaccine to be used in its Phase II human clinical trials planned for early 2008. The terms of the contracts call for a total of approximately $1,634,000 to be paid during 2007, of which approximately $412,000 has been paid or accrued as of June 30, 2007.
6. Private Placement of Common Stock and Warrants
     In January 2007, the Company sold 1,543,210 shares of its common stock to two individual accredited investors for an aggregate purchase price of $250,000. The Company also issued to the investors warrants to purchase an aggregate of 771,605 shares of common stock at a price of $0.75 per share, expiring on December 31, 2009.
7. Income Taxes
     As discussed in Note 2, on January 1, 2007, the Company adopted the provisions of FIN 48. There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since inception. We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards and research and development credits. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of our future profitability and our ability to utilize the deferred tax assets. Utilization of operating losses and credits may be subject to substantial annual limitations due to ownership change provisions of Section 382 of the Internal Revenue Code. The annual limitation may result in the expiration of net operating losses and credits before utilization.
8. Subsequent Events – Private Placement of Common Stock
     On July 25, 2007, the Company entered into a binding agreement with an institutional investor (the “Investor”), pursuant to which we agreed, subject to certain customary closing conditions, to sell to the Investor 48,387,097 shares of our common stock for a price of $0.155 per share, or an aggregate of $7,500,000. A definitive Subscription Agreement with the Investor was signed on July 30, 2007. The Subscription Agreement will be consummated in two closings – the first expected to occur during August 2007 as to 22,580,645 shares, or $3,500,000 (the “First Closing”), and the final closing expected to occur in November 2007 as to 25,806,452 shares, or $4,000,000 (the “Second Closing”). The total shares to be sold constitute approximately 6.8% of the number of shares of our common stock outstanding on July 31, 2007.
     Pursuant to the Subscription Agreement, at the First Closing the Company will issue to the Investor a stock purchase warrant to purchase 18,333,333 shares of our common stock at an exercise price of $0.33 per share, and at the Second Closing we will issue to the Investor a stock purchase warrant to purchase 16,666,667 shares of our common stock at a price per share based on the closing market price of our common stock as of the date immediately preceding the Second Closing. Both of the stock purchase warrants will be exercisable for a period of three years from the date of issuance.

     Under the Subscription Agreement, we granted the Investor “piggyback” registration rights as to the shares to be issued pursuant to the Subscription Agreement and as to the shares issuable upon exercise of the related warrants. The Investors shall have the right to register such shares under the Securities Act in connection with future underwritten public offerings of shares of our common stock.
Item 2 Management’s Discussion and Analysis of Financial Condition And Results of Operations
SAFE HARBOR STATEMENT
     In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ''believes,’’ ’’expects,’’ ''may,’’ ''will,’’ ''should,’’ ''seeks,’’ ''approximately,” ''intends,’’ ''plans,’’ ’’pro forma,’’ ''estimates,’’ or ''anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
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
     The start of a series of four additional human trials (conducted by HVTN) evaluating our AIDS vaccines at four locations in the United States began in April 2006. Another human trial began in September 2006 with two more commencing in July 2007. We anticipate beginning a Phase II human clinical in early 2008. The cost of the human clinical trials to date have been borne by HVTN, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. Our vaccine manufacturing costs, as well as the costs of our preclinical testing have been partially funded by grants from the National Institutes of Health issued to Emory University and subcontracted to us pursuant to collaborative arrangements with Emory. As we progress to the later stages of our vaccine development activities, government grant funding may be more difficult to obtain, or may not be available at all. It will, therefore, be necessary for us to look to other sources of funding in order to finance our development activities.
     We anticipate incurring additional losses for several years as we expand our drug development and clinical programs. We also expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Conducting clinical trials for our drug candidates in development is a lengthy, time-consuming and expensive process. We do not expect to generate product sales from our drug discovery and development efforts for several years. If we are unable to successfully develop and market pharmaceutical products over the next several years, our business, financial condition and results of operations would be adversely impacted.
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
     Stock-Based Compensation – Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values on the grant date. SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. We adopted SFAS 123R using the prospective application method which requires us to apply the provisions of SFAS 123R prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award.
Results of Operations
     We recorded a net loss of $1,333,126 for the three months ended June 30, 2007 as compared to net income of $197,750 for the three months ended June 30, 2006. For the six months ended June 30, 2007, we recorded a net loss of $1,920,407, as compared to a net loss of $143,456 for the six months ended June 30, 2006. Our operating results will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities. However, the increase in our net loss from 2006 to 2007 is primarily attributable to (a) the lack of grant revenues during 2007, (b) increased research and development expenditures and (c) overall higher general and administrative costs, all of which are described in more detail below.
     During the three months and six months ended June 30, 2007 we recorded no grant revenue, as compared to $478,853 recorded during the three months and six months ended June 30, 2006. Grant revenue reported during the 2006 periods relates to projects covered by grants from the National Institutes of Health issued to Emory University and subcontracted to us pursuant to collaborative arrangements with Emory University. The activities associated with these grants were completed during 2006 and we have received no additional grant funding thus far during 2007. Grant funding from federal agencies is primarily allocated to basic research projects; therefore, the availability of federal grant money to us is expected to decline as our research moves toward product development and human testing of formulated AIDS vaccines. Although we do not expect to receive any direct grant funding or grant funding subcontracted through Emory during 2007, we expect our planned clinical trials to be conducted and funded by the HVTN.
     During the three months and six months ended June 30, 2007, we incurred $701,281 and $913,018, respectively, of research and development expense as compared to $107,618 and $336,324, respectively, during the three months and six months ended June 30, 2006. Research and development expense for the three month and six month periods of 2007 include stock compensation expense of $6,943 and $13,885, respectively (see discussion below). Research and development expenses vary considerably on a quarter-to-quarter basis, depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties. Currently we expect that our planned human clinical trials will be conducted and funded by the HVTN, but that we will be responsible for the manufacture of vaccine product to be used in the trials. During the three months ended June 30, 2007, we incurred approximately $412,000 associated with two manufacturing contracts to produce vaccine for use in our Phase II human clinical trials planned to begin in early 2008. We expect to incur approximately an additional $700,000 during the remainder of 2007 associated with these contracts. We expect that our research and development costs will continue to increase as we progress through the human clinical trial process leading up to possible product approval by the FDA.
     During the three months and six months ended June 30, 2007, we incurred general and administrative costs of $650,194 and $1,050,175, respectively, as compared to $179,677 and $302,024, respectively, during the three months and six months ended June 30, 2006. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and amortization expense associated with intangible assets. General and administrative costs for the three month and six month periods of 2007 include stock compensation expense of $222,287 and $261,099, respectively (see discussion below). Our general and administrative costs have increased substantially over the prior year, primarily due to the additional costs associated with being a public company subsequent to the Merger in September 2006. These costs include the hiring of a Chief Financial Officer and of a Senior Vice President, higher legal and accounting fees, fees and expenses associated with an expanded Board of Directors, and the cost of implementing an investor relations program.
     During the three months and six months ended June 30, 2007, we recorded total stock compensation expense of $229,229 and $274,984, respectively, which is included in research and development expense, or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to which the stock compensation was granted. No stock compensation expense was recorded during 2006. Stock compensation expense is calculated and recorded in accordance with the provisions of SFAS 123R. We adopted SFAS 123R using the prospective application method which requires us to apply its provisions prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. We did not grant or modify any share-based compensation during the three months or six months ended June 30, 2006, thus no expense was recorded during those periods. As of June 30, 2007, there was $2,696,446 of unrecognized compensation expense related to stock-based compensation arrangements. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.3 years.
     Interest income for the three months and six months ended June 30, 2007 was $18,345 and $42,786, respectively, as compared to $6,192 and $16,039, respectively, for the three months and six months ended June 30, 2006. The variances between periods are primarily attributable to the incremental cash balances available for investment during 2007.
Liquidity and Capital Resources
     At June 30, 2007 our cash and cash equivalents totaled $1,009,302, as compared to $2,088,149 at December 31, 2006, a decrease of $1,078,847. Working capital totaled $570,562 at June 30, 2007, compared to $1,933,165 at December 31, 2006. We believe that our current working capital, combined with the proceeds of our $7.5 million private placement of common stock (see Note 8, and discussion below) will be sufficient to support our planned level of operations through the latter part of 2008.
     Sources of Cash. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. Our primary source of cash during the three months and six months ended June 30, 2007 was from sales of our equity securities.
     Cash Flows from Operating Activities. Net cash used in operating activities was $1,333,847 for the six months ended June 30, 2007, as compared to $865,681 for the six months ended June 30, 2006. The difference between the periods is primarily due to fluctuations in our net losses, offset by non-cash items such as depreciation, amortization and share-based compensation expense, and net changes in our assets and liabilities.
     Cash Flows from Investing Activities. Our investing activities have consisted predominantly of capital expenditures. We have had no capital expenditures thus far during 2007. Capital expenditures for the six months ended June 30, 2006 were $1,842.
     Cash Flows from Financing Activities. Net cash provided by financing activities was $255,000 and $-0- for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, we received $250,000 in proceeds from the sale of our common stock and $5,000 from the exercise of employee stock options.

     Our capital requirements, particularly as they relate to product research and development, have been and will continue to be significant. We intend to seek FDA approval of our products, which may take several years. We do not expect to generate revenues from our products for at least several years and we will be dependent on obtaining financing from third parties in order to maintain our operations, including our clinical program. In July 2007, we entered into a definitive agreement with an institutional investor for the private placement of our common stock resulting in gross proceeds of $7.5 million. This private placement will occur in two closings – the first expected to occur during August 2007 as to $3.5 million and the second expected to occur in November 2007 as to $4 million. We believe the proceeds of this offering will fund our operations through late 2008. In order to meet our future operating cash flow requirements we may consider additional offerings of our common stock, debt or convertible debt instruments. We cannot assure that adequate additional funding will be available to us on favorable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with, or to be acquired by, another company.
Item 3 Quantitative and Qualitative Disclosures About Market Risk
     We do not currently have any market risk sensitive instruments held for trading purposes or otherwise, therefore, we do not have exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market risks.
Item 4 Controls and Procedures
Evaluation of disclosure controls and procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in internal control over financial reporting
     There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We are a development stage company and, other than our research and development activities, have no other operations. Our products are not ready for sale. These factors raise substantial doubt about our ability to continue in business. During the six months ended June 30, 2007, we had a net loss of $1,920,407 and a net loss since inception of $8,204,020.
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
We have sold no products or generated any product or licensing revenues and we do not anticipate any significant revenues to be generated for several years.
     We have conducted pre-clinical trials and are conducting clinical trials and will continue to do so for several more years before we are able to commercialize our technology. There can be no assurance that we will ever generate significant revenues from the sale or licensing of our products or technology.
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
     In July 2007, we entered into a definitive Subscription Agreement with an institutional investor (the “Investor”), for the sale of $7,500,000 of our common stock (See Note 8). The Subscription Agreement will be consummated in two closings - the first expected to occur during August 2007 as to $3,500,000 and the final closing expected to occur in November 2007 as to $4,000,000. No funds have been placed into escrow for this financing arrangement. Should the Investor not fulfill its commitment, and even though we would have legal recourse available to us, we would necessarily seek other sources of funding that may be available to us on terms acceptable to us, or at all.
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

Our success will be dependent, in part, upon our President and Chief Executive Officer, Donald Hildebrand and Harriet Robinson, Chairman of our Scientific Advisory Board. The loss of the services of either of these individuals would have an adverse effect our operations.
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
     Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product developed in the future. In addition, third-

party payors are increasingly challenging the price and cost-effectiveness of medical products and services and litigation has been filed against a number of pharmaceutical companies in relation to these issues. Additionally, some uncertainty may exist as to the reimbursement status of newly approved injectable pharmaceutical products. Our products may not be considered cost effective or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an adequate return on our investment.
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
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing the Company’s financial statements must attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. Although the SEC has postponed the effectiveness of these requirements several times, if the SEC does not postpone or otherwise alter these requirements again, then we expect that the requirement to include a report of management on the Company’s internal controls, including the requirement to include the attestation report of the Company’s independent registered public accounting firm, will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2007. We will incur significant legal, accounting, and other expenses related to our compliance efforts; and compliance will occupy a substantial amount of time of our board of directors and management. If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if we conclude that our internal controls over financial reporting are not effective or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007 and future year-ends, investors could lose confidence in the reliability of our financial reporting. In addition, while we may expand our staff to assist in complying with the additional requirements when and if they become applicable, we may encounter substantial difficulty attracting qualified staff with requisite experience due to the high level of competition for experienced financial professionals.
We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock
     We are authorized to issue up to 10,000,000 shares of preferred stock in one or more series. Our board of directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect the rights or our common stockholders or reduce the value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party.
We may experience volatility in our stock price, which may adversely affect the trading price of our common stock.
     The market price for our common stock has been, and may continue to be, volatile and subject to price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:
•	the increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the Merger may limit interest in our securities;

•	variations in quarterly operating results from the expectations of securities analysts or investors;

•	announcements of technological innovations or new products or services by us or our competitors;

•	general technological, market or economic trends;

•	investor perception of the industry or our prospects;

•	investors entering into short sale contracts;

•	regulatory developments affecting the biopharmaceutical industry; and

•	additions or departures of key personnel.

Future sales of substantial amounts of our common stock may adversely affect our market price.
     In connection with the Merger, we issued a significant number of additional shares of our common stock to a small number of stockholders. Additional, in July 2007 we entered into an agreement with a single institutional investor (the “Private Placement”) to sell 48,387,097 shares of our common stock (see Note 8). Although the shares issued in the Merger were not immediately freely tradable, we anticipate such shares will be tradable in market transactions on or about September 28, 2007 (one year after the closing of the Merger), subject to the requirements of Rule 144 promulgated under the Securities Exchange Act of 1934, as amended. Likewise, the shares to be issued pursuant to the Private Placement will not be freely tradable until one year after issuance. Future sales of substantial amounts of our common stock into the public market, or perceptions in the market that such sales could occur, may adversely affect the prevailing market price of our common stock.
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
Item 3 Default Upon Senior Securities
     None.
Item 4 Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on June 13, 2007 for the following purposes:
1.	To elect five directors to serve until our 2008 Annual Meeting of Stockholders; and

2.	To approve an amendment to our stock option plan (the “Plan”) in order to increase the number of shares of common stock reserved for issuance pursuant to the Plan.
All nominees for director were approved at the meeting. Following is a summary of the votes cast for each nominee:

	For	Withheld
Donald H. Hildebrand	553,507,720	678,089
Andrew J. Kandalepas	553,435,753	750,056
Dean G. Kollintzas	553,613,384	572,425
Robert T. McNally	553,562,613	623,196
John N. Spencer, Jr.	553,556,863	628,946
With respect to the proposal to amend the Plan: (i) 217,406,154 votes were cast for, (ii) 469,750,855 votes were cast against, and (iii) 1,868,806 shares abstained. Accordingly, the proposal was not approved by our stockholders.
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

GEOVAX LABS, INC. (Registrant)
Date: August 13, 2007	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger (2)

2.3	Second Amendment to Agreement and Plan of Merger (3)

3.1	Articles of Incorporation (3)

3.2	Bylaws, as amended December 7, 2006 (4)

10.1	Subscription Agreement (5)

31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.

(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2007.