Form 10-Q
period 2007-09-30
Geovax Labs, Inc.
filed 2007-11-14
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
As of November 14, 2007, 712,834,703 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.
AND SUBSIDIARY
Index

		Page
PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	1
	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 and 2006 and for the period from inception (June 27, 2001) to September 30, 2007	2
	Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (June 27, 2001) to September 30, 2007	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and for the period from inception (June 27, 2001) to September 30, 2007	4
	Notes to Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4	Controls and Procedures	12

PART II. – OTHER INFORMATION

Item 1	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	17

Item 3	Default Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders	18

Item 5	Other Information	18

Item 6	Exhibits	18

SIGNATURES		18
EX-3.1 ARTICLES OF INCORPORATION
EX-31.1 SECTION 302 CERTIFICATION OF THE PRESIDENT
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE PRESIDENT
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

Part I – FINANCIAL INFORMATION
Item 1 Financial Statements
GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$731,976	$2,088,149
Prepaid expenses and other	23,753	38,130

Total current assets	755,729	2,126,279

Property and equipment, net of accumulated depreciation of $70,157 and $47,092 at September 30, 2007 and December 31, 2006, respectively	81,654	104,719

Other assets:
Licenses, net of accumulated amortization of $103,168 and $84,504 at September 30, 2007 and December 31, 2006, respectively	145,688	164,352
Deposits	980	980

Total other assets	146,668	165,332

Total assets	$984,051	$2,396,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$370,551	$83,983
Advance for purchase of common stock	300,000	—
Accrued salaries	12,908	109,131

Total current liabilities	683,459	193,114

Commitments (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $.001 par value, 900,000,000 shares authorized 712,834,703 and 711,167,943 shares outstanding at September 30, 2007 and December 31, 2006, respectively	712,835	711,168
Additional paid-in capital	8,957,296	7,775,661
Deficit accumulated during the development stage	(9,369,539)	(6,283,613)

Total stockholders’ equity	300,592	2,203,216

Total liabilities and stockholders’ equity	$984,051	$2,396,330

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		From Inception
	September 30,		September 30,		(June 27, 2001) to
	2007	2006	2007	2006	September 30, 2007
Revenues
Grant revenue	$—	$—	$—	$478,853	$3,411,181

	—	—	—	478,853	3,411,181

Operating expenses:
Research and development	360,227	173,047	1,273,245	509,371	8,266,294
General and administrative	814,803	136,290	1,864,978	438,314	4,708,853

	1,175,030	309,337	3,138,223	947,685	12,975,147

Loss from operations	(1,175,030)	(309,337)	(3,138,223)	(468,832)	(9,563,966)

Other income (expense)
Interest income	9,511	25,903	52,297	41,942	200,096
Interest expense	—	—	—	—	(5,669)

	9,511	25,903	52,297	41,942	194,427

Net loss and comprehensive loss	$(1,165,519)	$(283,434)	$(3,085,926)	$(426,890)	$(9,369,539)

Basic and diluted:
Income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Weighted average shares	712,834,703	317,112,375	712,814,124	315,687,273	351,572,527
See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid In Capital	Receivable	Stage	(Deficiency)
Capital contribution at inception (June 27, 2001)	—	$—	$10	$—	$—	$10
Net loss for the year ended December 31, 2001	—	—	—	—	(170,592)	(170,592)

Balance at December 31, 2001	—	—	10	—	(170,592)	(170,582)
Sale of common stock for cash	139,497,711	139,498	(139,028)	—	—	470
Issuance of common stock for technology license	35,226,695	35,227	113,629	—	—	148,856
Net loss for the year ended December 31, 2002	—	—	—	—	(618,137)	(618,137)

Balance at December 31, 2002	174,724,406	174,725	(25,389)	—	(788,729)	(639,393)
Sale of common stock for cash	61,463,911	61,464	2,398,145	—	—	2,459,609
Net loss for the year ended December 31, 2003	—	—	—	—	(947,804)	(947,804)

Balance at December 31, 2003	236,188,317	236,189	2,372,756	—	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable	74,130,250	74,130	2,915,789	(2,750,000)	—	239,919
Cash payments received on stock subscription receivable	—	—	—	750,000	—	750,000
Issuance of common stock for technology license	2,470,998	2,471	97,529	—	—	100,000
Net loss for the year ended December 31, 2004	—	—	—	—	(2,351,828)	(2,351,828)

Balance at December 31, 2004	312,789,565	312,790	5,386,074	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	—	—	—	1,500,000		1,500,000
Net loss for the year ended December 31, 2005	—	—	—	—	(1,611,086)	(1,611,086)

Balance at December 31, 2005	312,789,565	312,790	5,386,074	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable	—	—	—	500,000	—	500,000
Conversion of GeoVax, Inc. preferred stock to common stock in connection with merger	177,542,538	177,543	897,573	—	—	1,075,116
Common shares issued to Dauphin Technology, Inc. in the merger on September 28, 2006	217,994,566	217,994	1,494,855	—	—	1,712,849
Issuance of common stock for cashless warrant exercise	2,841,274	2,841	(2,841)	—	—	—
Net loss for the year ended December 31, 2006	—	—	—	—	(584,166)	(584,166)

Balance at December 31, 2006	711,167,943	711,168	7,775,661	—	(6,283,613)	2,203,216
Sale of common stock for cash (unaudited)	1,666,760	1,667	253,333	—	—	255,000
Stock compensation expense (unaudited)	—	—	928,302	—	—	928,302
Net loss for the nine months ended September 30, 2007 (unaudited)	—	—	—	—	(3,085,926)	(3,085,926)

Balance at September 30, 2007 (unaudited)	712,834,703	$712,835	$8,957,296	$—	$(9,369,539)	$300,592

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Nine Months Ended September 30,		(June 27, 2001) to
	2007	2006	September 30, 2007
Cash flows from operating activities:
Net loss	$(3,085,926)	$(426,890)	$(9,369,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,729	33,050	173,325
Accretion of preferred stock redemption value	—	58,561	346,673
Share-based compensation expense	928,302	—	928,302
Changes in assets and liabilities:
Prepaid expenses	14,377	141,151	(23,753)
Deposits	—	—	(980)
Accounts payable and accrued expenses	490,345	(221,675)	683,459
Unearned grant revenue	—	(478,853)	—

Total adjustments	1,474,753	(467,766)	2,107,026

Net cash used in operating activities	(1,611,173)	(894,656)	(7,262,513)

Cash flows from investing activities:
Purchase of property and equipment	—	(1,843)	(151,811)

Net cash used in investing activities	—	(1,843)	(151,811)

Cash flows from financing activities:
Net proceeds from sale of common stock	255,000	2,212,849	7,417,857
Net proceeds from sale of preferred stock	—	—	728,443
Proceeds from issuance of note payable	—	—	250,000
Repayment of note payable	—	—	(250,000)

Net cash provided by financing activities	255,000	2,212,849	8,146,300

Net increase (decrease) in cash and cash equivalents	(1,356,173)	1,316,350	731,976
Cash and cash equivalents at beginning of period	2,088,149	1,272,707	—

Cash and cash equivalents at end of period	$731,976	$2,589,057	$731,976

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$5,669
See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
     The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”, and we are devoting substantially all of our present efforts to research and development. We have funded our activities to date almost exclusively from equity financings and government grants. We will continue to require substantial funds to continue our research and development activities, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts, if the United States Food and Drug Administration (“FDA”) or other regulatory approvals are obtained. In September 2007, the National Institutes of Health awarded the Company a grant of approximately $15 million to be funded over a 5 year period (See Note 8). Although a portion of the proceeds of this grant will be used to fund our existing operations, the majority of the proceeds are earmarked for new projects requiring incremental spending. In order to meet our current and future operating cash flow requirements we are considering additional offerings of our common stock, debt or convertible debt instruments. While we believe that we will be successful in obtaining the necessary financing to fund our operations, there can be no assurances that such additional funding will be achieved and that we will succeed in our future operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.
     The accompanying consolidated financial statements at September 30, 2007 and for the three month and nine month periods ended September 30, 2007 and 2006 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 28, 2007. Our operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

     The Company disclosed in Note 2 to its financial statements included in the Form 10-K for the year ended December 31, 2006 those accounting policies that it considers significant in determining its results of operations and financial position. There have been no material changes to, or application of, the accounting policies previously identified and described in the Form 10-K.
2. New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. The accounting provisions of FIN 48 became effective for us beginning January 1, 2007. See Note 7.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the us on January 1, 2008. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.
     We do not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.
3. Basic and Diluted Loss Per Common Share
     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares primarily consist of employee stock options and warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 63.6 million and 56.4 million shares at September 30, 2007 and 2006, respectively.
4. Stock-Based Compensation
     We currently have one equity-based compensation plan from which stock-based compensation awards can be granted to employees and directors. We have also issued stock options and stock purchase warrants to external consultants for services rendered. We recorded stock-based compensation expense of $653,318 and $928,302 for the three month and nine month periods ended September 30, 2007. Included in these amounts are (a) $227,288 of expense associated with a 5 year extension of a previously issued stock option grant to our President and Chief Executive Officer, which was due to expire in December 2007, and (b) $53,775 associated with the issuance of a stock purchase warrant for consulting services. For the three month period ending September 30, 2007, total stock-based compensation expense of $653,318 was allocated $173,014 to research and development expense and $480,304 to general and administrative expense. For the nine month period ending September 30, 2007, total stock-based compensation expense of $928,302 was allocated $186,899 to research and development expense and $741,403 to general and administrative expense. No stock-based compensation expense was recorded for the same periods in 2006.
     The following table sets forth fair value per share information, including related weighted average assumptions, used to determine stock-based compensation cost for our stock options consistent with the requirements of Statement of Financial Accounting Standards No.123 (revised 2004), Share-Based Payments (“SFAS 123R”):

	Nine Months Ended September 30,
	2007	2006
Weighted average fair value per share of options granted	$0.30	$	n/a
Assumptions:
Expected volatility	107.91%		n/a
Expected annual dividend yield	0.00%		n/a
Risk-free rate of return	4.47%		n/a
Expected option term (years)	6.9		n/a
The following table summarizes stock option activity for the nine months ended September 30, 2007:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2006	34,431,032	$0.04
Granted	9,810,000	0.35
Exercised	(123,550)	0.04
Forfeited or Expired	(5,989,725)	0.04
Outstanding at September 30, 2007	38,127,757	0.12

Exercisable at September 30, 2007	31,407,249	$0.07
     In addition to outstanding stock options, as of September 30, 2007 we have a total of 25,471,605 outstanding stock purchase warrants issued to investors and consultants with exercise prices ranging from $0.07 to $0.75.
     As of September 30, 2007, there was $2,915,717 of unrecognized compensation expense related to stock-based compensation arrangements. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.1 years.
5. Commitments – Manufacturing Contracts
     In June 2007, we entered into two manufacturing contracts with third party suppliers for the production of vaccine to be used in our Phase II human clinical trials planned for 2008. The terms of the contracts call for a total of approximately $1,488,000 to be paid during the contract periods (anticipated to run through early 2008). Through September 30, 2007, we recorded approximately $412,000 of expense associated with these contracts (including our estimate of contract expenses incurred but unbilled), leaving approximately $1,076,000 in unrecorded contractual commitments as of that date.
6. Private Placements of Common Stock and Warrants
     In January 2007, we sold 1,543,210 shares of our common stock to two individual accredited investors for an aggregate purchase price of $250,000. We also issued to the investors warrants to purchase an aggregate of 771,605 shares of common stock at a price of $0.75 per share, expiring on December 31, 2009.
     In July 2007, we entered into a Subscription Agreement with an institutional investor (the “Investor”), pursuant to which we agreed, subject to certain customary closing conditions, to sell to the Investor 48,387,097 shares of our common stock for a price of $0.155 per share, or an aggregate of $7,500,000. Pursuant to the Subscription Agreement, we also agreed to issue to the Investor a 3 year stock purchase warrant to purchase 18,333,333 shares of our common stock at an exercise price of $0.33 per share upon the first closing, and, upon the second closing, a warrant to purchase 16,666,667 shares of our common stock at an exercise price equal to the closing market price of our common stock as of the date immediately preceding the final closing. The Subscription Agreement originally contemplated the consummation of the transaction in two closings, during August and November. To date, the Investor has been unable to close this transaction due to administrative factors associated with the formation of the investment fund managed by the Investor. In September 2007, the Investor advanced $300,000 to us as payment towards its obligation associated with the first closing, but it is unlikely the remainder of the funds will be received.

7. Income Taxes
     As discussed in Note 2, we adopted the provisions of FIN 48 effective January 1, 2007. There was no impact on our financial statements upon adoption. Because of our historically significant net operating losses, we have not been subject to income tax since inception. We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards and research and development credits. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of our future profitability and our ability to utilize the deferred tax assets. Utilization of operating losses and credits may be subject to substantial annual limitations due to ownership change provisions of Section 382 of the Internal Revenue Code. The annual limitation may result in the expiration of net operating losses and credits before utilization.
8. Receipt of NIH Grant
     In September 2007, the National Institutes of Health (NIH) awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant covers a five year period commencing October 2007, with an award of approximately $3 million per year, or $15 million in the aggregate. We will utilize this funding to further our HIV/AIDS vaccine development, optimization, production and human clinical trial testing including Phase 2 human clinical trials planned for 2008. We will record revenue associated with the grant as the related costs and expenses are incurred.
Item 2 Management’s Discussion and Analysis of Financial Condition And Results of Operations
SAFE HARBOR STATEMENT
     In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ''believes,’’ ''expects,’’ ''may,’’ ''will,’’ ''should,’’ ''seeks,’’ ''approximately,” ''intends,’’ ''plans,’’ ''pro forma,’’ ''estimates,’’ or ''anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
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

     Our AIDS vaccine candidates have successfully completed preclinical efficacy testing in non-human primates and Phase I clinical testing trial in humans. The human trial was conducted by the HIV Vaccine Trials Network (HVTN), a division of the National Institute of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH) and was satisfactorily concluded in June 2004.
     A series of four additional human trials (conducted by the HVTN) evaluating our AIDS vaccines at several locations in the United States began in April 2006. One trial began in April 2006, a second trial began in September 2006, and the third and fourth trials began in July 2007. We anticipate beginning a Phase II human clinical trial in 2008. The cost of conducting the human clinical trials to date have been borne by HVTN, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. Our vaccine manufacturing costs, as well as the costs of our preclinical testing have been partially funded by grants from the National Institutes of Health issued to Dr. Harriet Robinson at Emory University and subcontracted to us pursuant to collaborative arrangements with Emory. Dr. Robinson is a founder of GeoVax and also serves as our Chief Scientific Officer. We do not anticipate any further subcontracting revenue through the arrangement with Emory, but we expect that HVTN will bear the cost of conducting our planned Phase II human clinical study. As we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. It will, therefore, be necessary for us to look to other sources of funding in order to finance our development activities.
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
Critical Accounting Policies and Estimates
     We have identified the following accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management’s most difficult, subjective judgments.
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
     Stock-Based Compensation – Effective January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values on the grant date. SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We adopted SFAS 123R using the prospective application method which requires us to apply the provisions of SFAS 123R prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. Our adoption of SFAS 123R had no impact on our prior period financial statements. Prior to adoption of SFAS 123R, we accounted for stock-based compensation expense using the intrinsic-value method, in which compensation expense was based on the difference, if any, on the measurement date (generally the grant date) between the fair value of the Company’s stock and the exercise price. During the three month and nine month periods ending September 30, 2007, our adoption of SFAS 123R required us to recognize $653,318 and $928,302, respectively, of stock-based compensation expense; no stock-based compensation expense was recorded for the comparable periods of 2006. As of September 30, 2007, there was $2,915,717 of unrecognized compensation expense related to stock-based compensation arrangements. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.1 years.

Results of Operations
     We recorded a net loss of $1,165,519 for the three months ended September 30, 2007 as compared to $283,434 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, we recorded a net loss of $3,085,926, as compared to $429,890 for the nine months ended September 30, 2006. Our operating results will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities. However, the increase in our net loss from 2006 to 2007 is primarily attributable to (a) the lack of grant revenues during 2007, (b) increased research and development expenditures and (c) overall higher general and administrative costs, all of which are described in more detail below.
     During the three months and nine months ended September 30, 2007 we recorded no grant revenue, as compared to $-0- and $478,853 recorded during the three months and nine months ended September 30, 2006, respectively. Grant revenue reported during the 2006 periods relates to projects covered by grants from the National Institutes of Health issued to Emory University and subcontracted to us pursuant to collaborative arrangements with Emory University. The activities associated with these grants were completed during 2006 and we received no additional grant funding during the nine month period ended September 30, 2007. During September, however, we were notified by the National Institutes of Health (NIH) that it had awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for this grant covers a five year period commencing October 2007, with an award of approximately $3 million per year, or $15 million in the aggregate. We will utilize this funding to further our HIV/AIDS vaccine development, optimization, production and human clinical trial testing including Phase 2 human clinical trials planned for 2008. We will record revenue associated with the grant as the related costs and expenses are incurred.
     During the three months and nine months ended September 30, 2007, we incurred $360,227 and $1,273,245, respectively, of research and development expense as compared to $173,047 and $509,371, respectively, during the three months and nine months ended September 30, 2006. Research and development expense for the three month and nine month periods of 2007 include stock compensation expense of $173,014 and $186,899, respectively (see discussion below). Research and development expenses vary considerably on a quarter-to-quarter basis, depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties. Currently we expect that our planned human clinical trials will be conducted and funded by the HVTN, but that we will be responsible for the manufacture of vaccine product to be used in the trials. During the nine months ended September 30, 2007, we incurred approximately $412,000 associated with two manufacturing contracts to produce vaccine for use in our Phase II human clinical trials planned to begin in 2008. We expect to incur approximately an additional $1,076,000 during the remainder of 2007 and early 2008 associated with these contracts. We expect that our research and development costs will continue to increase as we progress through the human clinical trial process leading up to possible product approval by the FDA. Research and development costs will also increase as a direct result of our receipt of the NIH grant discussed above, since a significant portion of the grant funds are earmarked to be spent on new projects requiring external resources and new personnel.
     During the three months and nine months ended September 30, 2007, we incurred general and administrative costs of $814,803 and $1,864,978, respectively, as compared to $136,290 and $438,314, respectively, during the three months and nine months ended September 30, 2006. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and amortization expense associated with intangible assets. General and administrative costs for the three month and nine month periods of 2007 include stock compensation expense of $480,304 and $741,403, respectively (see discussion below). Our general and administrative costs have increased substantially over the prior year, primarily due to the additional costs associated with being a public company subsequent to the Merger in September 2006. These costs include the hiring of a Chief Financial Officer and of a Senior Vice President, higher legal and accounting fees, fees and expenses associated with an expanded Board of Directors, and the cost of implementing an investor relations program.
     During the three months and nine months ended September 30, 2007, we recorded total stock compensation expense of $653,318 and $928,302, respectively, which is included in research and development expense, or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to which the stock compensation was granted. No stock compensation expense was recorded during 2006. Stock compensation expense is calculated and recorded in accordance with the provisions of SFAS 123R. We adopted SFAS 123R using the prospective application method which requires us to apply its provisions prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. We did not grant or modify any share-based compensation during the three months or nine months ended September 30, 2006, thus no expense was recorded during those periods. As of September 30, 2007, there was $2,915,717 of unrecognized compensation expense related to stock-based compensation arrangements. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.1 years.
     Interest income for the three months and nine months ended September 30, 2007 was $9,511 and $52,297, respectively, as compared to $25,903 and $41,942, respectively, for the three months and nine months ended September 30, 2006. The variances between periods are primarily attributable to the incremental cash balances available for investment during 2007.
Liquidity and Capital Resources
     At September 30, 2007 our cash and cash equivalents totaled $731,976, as compared to $2,088,149 at December 31, 2006, a decrease of $1,356,173. Working capital totaled $72,270 at September 30, 2007, compared to $1,933,165 at December 31, 2006. We believe that our current working capital, combined with the proceeds from the newly awarded grant from the NIH (see Note 8) will be sufficient to support our planned level of operations through the end of 2007. In order to meet our current and future operating cash flow requirements we are considering additional offerings of our common stock, debt or convertible debt instruments, and we are currently in discussions with several sources of potential capital. While we believe that we will be successful in obtaining the necessary financing to fund our operations, there can be no assurances that such additional funding will be achieved and that we will succeed in our future operations.
     Sources of Cash. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. Our primary source of cash during the three months and nine months ended September 30, 2007 was from sales of our equity securities.
     Cash Flows from Operating Activities. Net cash used in operating activities was $1,611,173 for the nine months ended September 30, 2007, as compared to $894,656 for the nine months ended September 30, 2006. The difference between the periods is primarily due to fluctuations in our net losses, offset by non-cash items such as depreciation, amortization and share-based compensation expense, and net changes in our assets and liabilities.
     Cash Flows from Investing Activities. Our investing activities have consisted predominantly of capital expenditures. We have had no capital expenditures thus far during 2007. Capital expenditures for the nine months ended September 30, 2006 were $1,843.
     Cash Flows from Financing Activities. Net cash provided by financing activities was $255,000 and $2,212,849 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, we received $250,000 in proceeds from the sale of our common stock (see Note 6) and $5,000 from the exercise of employee stock options.
     In July 2007, we entered into a Subscription Agreement with an institutional investor (the “Investor”) for the private placement of our common stock for an aggregate total of $7.5 million. This agreement originally contemplated the consummation of the transaction in two closings, during August and November. To date, the Investor has been unable to close this transaction due to administrative factors associated with the formation of the investment fund managed by the Investor. In September 2007, the Investor advanced $300,000 to us as payment towards its obligation associated with the first closing, but it is unlikely that the remainder of the funds will be received. We are continuing discussions with the Investor, but have also initiated discussions with alternative sources of equity capital.
     Our capital requirements, particularly as they relate to product research and development, have been and will continue to be significant. We intend to seek FDA approval of our products, which may take several years. We do not expect to generate revenues from our products for at least several years and we will be dependent on obtaining financing from third parties in order to maintain our operations, including our clinical program. In order to meet our future operating cash flow requirements we will consider additional offerings of our common stock, debt or convertible debt instruments. We cannot assure that adequate additional funding will be available to us on favorable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with, or to be acquired by, another company.

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
Changes in internal control over financial reporting
     There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We are a development stage company and, other than our research and development activities, have no other operations. Our products are not ready for sale. These factors raise substantial doubt about our ability to continue in business. During the nine months ended September 30, 2007, we had a net loss of $3,085,926 and a net loss since inception of $9,369,539.
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
     In July 2007, we entered into a Subscription Agreement with an institutional investor (the “Investor”), for the sale of $7,500,000 of our common stock (See Note 6). The Subscription Agreement originally contemplated the consummation of the transaction in two closings, during August and November. To date, the Investor has been unable to close this transaction due to administrative factors associated with the formation of the investment fund managed by the Investor. In September 2007, the Investor advanced $300,000 to us as payment towards its obligation associated with the first closing, but it is unlikely that the remainder of the funds will be received. We are continuing discussions with the Investor, but have also initiated discussions with alternative sources of equity capital. While we believe that we will be successful in obtaining the necessary financing to fund our operations, there can be no assurances that such additional funding will be achieved and that we will succeed in our future operations.
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
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing the Company’s financial statements must attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. Although the SEC has postponed the effectiveness of these requirements several times, if the SEC does not postpone or otherwise alter these requirements again, then we expect that the requirement to include a report of management on the Company’s internal controls, including the requirement to include the attestation report of the Company’s independent registered public accounting firm, will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2007. We will incur significant accounting and other expenses related to our compliance efforts; and compliance will occupy a substantial amount of time of our board of directors and management. If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if we conclude that our internal controls over financial reporting are not effective or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007 and future year-ends, investors could lose confidence in the reliability of our financial reporting. In addition, while we may expand our staff to assist in complying with the additional requirements when and if they become applicable, we may encounter substantial difficulty attracting qualified staff with requisite experience due to the high level of competition for experienced financial professionals.
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
     In connection with the Merger, we issued a significant number of additional shares of our common stock to a small number of stockholders. Although the shares issued in the Merger were not immediately freely tradable, such shares became tradable in market transactions on or about September 28, 2007 (one year after the closing of the Merger), subject to the requirements of Rule 144 promulgated under the Securities Exchange Act of 1934, as amended. Future sales of substantial amounts of our common stock into the public market, or perceptions in the market that such sales could occur, may adversely affect the prevailing market price of our common stock.
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
Item 3 Default Upon Senior Securities
     None.
Item 4 Submission of Matters to a Vote of Security Holders
     We held a Special Meeting of Stockholders on September 28, 2007 for the purpose of approving an amendment to our Articles of Incorporation in order to increase the number of authorized shares of our common stock from 850,000,000 to 900,000,000. With respect to the proposal: (i) 533,404,741 votes were cast for, (ii) 11,298,357 votes were cast against, and (iii) 162,282 shares abstained. Accordingly, the proposal was approved by our stockholders.
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

GEOVAX LABS, INC. (Registrant)

Date: November 14, 2007	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger (2)

2.3	Second Amendment to Agreement and Plan of Merger (3)

3.1	Articles of Incorporation

3.2	Bylaws, as amended December 7, 2006 (4)

10.1	Subscription Agreement (5)

10.2	Extension Agreement (6)

31.1	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.

(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2007.

(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2007.