Form 10-K
period 2007-12-31
Geovax Labs, Inc.
filed 2008-03-14
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 000-52091
GEOVAX LABS, INC.
(Exact name of Registrant as specified in its charter)

Illinois	87-0455038
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
1256 Briarcliff Road NE Atlanta, GA (Address of principal executive offices)	30306 (Zip Code)

Registrant’s telephone number, including area code:
(404) 727-0971

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $0.28, was $94,649,045.

As of March 10, 2008, the number of shares of the registrant’s common stock, $.001 par value, is 731,827,926 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement of the registrant with respect to its 2008 Annual Meeting of Shareholders is incorporated by reference in Part III.

GEOVAX LABS, INC.

“SAFE HARBOR” STATEMENT

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts).

All statements in this Annual Report, that are not statements of historical fact are forward-looking statements, including any projections of financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein and in documents incorporated by this Annual Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in this Annual Report, and including risks or uncertainties regarding the clinical testing required by regulatory authorities for products under development; the need for future clinical testing of our products under development; the significant time and expense that will be incurred in developing any of the potential commercial applications for our products; our ability to obtain capital to fund our current and future operations; and risks relating to the enforceability of any patents covering our products and to the possible infringement of third party patents by those products. All forward-looking statements included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements.

PART I

Item 1.	Description of Business

GeoVax Labs, Inc. was incorporated in 1988 in the state of Illinois. Our principal corporate offices are located in Atlanta, Georgia. As used herein, “GeoVax”, “the Company”, “we”, “our” and similar terms include GeoVax Labs, Inc. and its subsidiaries, unless the context indicates otherwise.

GeoVax is a clinical stage biotechnology company engaged in research and development activities with a mission to develop, license and commercialize the manufacture and sale of human vaccines for diseases caused by Human Immunodeficiency Virus (“HIV”) and other infectious agents. We have exclusively licensed from Emory University certain Acquired Immune Deficiency Syndrome (“AIDS”) vaccine technology which was developed in collaboration with the National Institutes of Health and the Centers for Disease Control and Prevention.

GeoVax was originally incorporated under the name of Dauphin Technology, Inc. (“Dauphin”). Until December 2003, Dauphin marketed mobile hand-held, pen-based computers and broadband set-top boxes and provided private, interactive cable systems to the extended stay hospitality industry. Dauphin was unsuccessful and its operations were terminated in December 2003. On September 28, 2006, Dauphin completed a merger (the “Merger”) with GeoVax, Inc. Pursuant to the Agreement and Plan of Merger, GeoVax, Inc. merged with and into GeoVax Acquisition Corp., a wholly-owned subsidiary of Dauphin. As a result of the Merger, the shareholders of GeoVax, Inc. exchanged their shares of common stock for Dauphin common stock and GeoVax, Inc. became a wholly-owned subsidiary of Dauphin. In connection with the Merger, Dauphin changed its name to GeoVax Labs, Inc., replaced most of its officers and directors with those of GeoVax, Inc. and moved its offices to Atlanta, Georgia. We currently do not plan to conduct any business other than GeoVax, Inc.’s business of developing new products for the treatment or prevention of human diseases.

Overview of HIV/AIDS

What is HIV?

HIV (human immunodeficiency virus) is a retrovirus that carries its genetic code in the form of RNA (ribonucleic acid). Retroviruses use RNA and the reverse transcriptase enzyme to create DNA (deoxyribonucleic acid) from the RNA template. The HIV virus invades a human cell and produces its viral DNA which is subsequently inserted into the genetic material (chromosomes) of the cell. This infection converts helper T-cells (a type of white blood cell) from immunity producing cells into cells that produce and release HIV virus particles into the blood stream destroying the immune defense system of the individual.

There are several AIDS-causing HIV-1 virus subtypes, or “clades”, that are found in different regions of the world. These subtypes are identified as subtype A, subtype B on through C, D, E, F, etc.. The predominant subtype found in Europe, North America, South America, Japan and Australia is B whereas the predominant subtypes in Africa are A and C. In India the predominant subtype is C. Each subtype is at least 20% different in its genetic sequence from other subtypes. These differences may mean that vaccines against one subtype may only be partially effective against other subtypes.

HIV-1, even within subtypes, has a high rate of variation or mutation. In drug treatment programs, virus mutation can result in virus escape, thereby rendering drug therapy ineffective. Hence, multi-drug therapy is very important. If several drugs are active against virus replication, the virus must undergo multiple simultaneous mutations to escape which is very unlikely. The same is true for immune responses. HIV-1 can escape single target immune responses. However, if an immune response is directed against multiple targets (epitopes), virus escape is much less frequent. Vaccination against more than one of the proteins found in HIV-1 virus maximizes the number of targets for the immune response and increases the chance that HIV will not escape the vaccine-stimulated immune response, thus resulting in protection against clinical AIDS.

What is AIDS?

AIDS is the final, life-threatening stage of infection with the virus known as HIV-1. Infection with HIV-1 severely damages the immune system, the body’s defense against disease. HIV-1 infects and gradually destroys T-cells and macrophages, white blood cells that play key roles in protecting humans against infectious disease caused by viruses, bacteria, fungi and other micro-organisms.

Opportunistic infections by organisms, normally posing no problem for control by a healthy immune system, can ravage persons with immune systems damaged by HIV-1 infections. Destruction of the immune system occurs over years; the average onset of the clinical disease recognized as AIDS occurs after 3-10 years of HIV-1 infection but can be earlier or later.

AIDS in humans was first identified in the US in 1981, but researchers believe that it was present in Central Africa as early as 1959. AIDS is most often transmitted sexually from one person to another but is also transmitted by blood in shared needles (drug users) and through pregnancy and childbirth. Heterosexual activity is the most frequent route of transmission worldwide. According to UNAIDS, over 40 million people are believed to be HIV-infected globally with infection rates continuing to rise.

Viral load is the best indicator of the speed with which an individual will progress to AIDS, as well as the frequency with which an individual will spread infection. An estimated 1% or fewer of those infected have low enough levels of the virus to preclude progression to disease and to not transmit the infection (they are called “long-term non-progressors”).

AIDS is considered by many in the scientific and medical community to be the most lethal infectious disease in the world. According to the 2006 Report on the Global AIDS Epidemic published by UNAIDS (the Joint United Nations Programme on HIV/AIDS), the number of people living with HIV continues to grow, from 35 million in 2001 to approximately 38 million in 2005, the most recent year reported. Approximately 25 million people have died since the first cases of AIDS were identified in 1981 and, during 2005, approximately four million people became newly infected with HIV. According to an International AIDS Vaccine Research Institute (IAVI) report dated June 13, 2005, the global market for a safe and effective AIDS vaccine has been estimated at approximately $4 billion or greater.

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

According to the International AIDS Vaccine Initiative, the cost and complexity of new treatment advances for AIDS puts them out of reach for most people in the countries where treatment is needed the most and as noted above, in industrialized nations, where drugs are more readily available, side effects and increased rates of viral resistance have raised concerns about their long term use. AIDS vaccines, therefore, are seen by many as the most promising way to end the HIV/AIDS pandemic. It is expected that vaccines for HIV/AIDS, once developed, will be used internationally by any organization that provides health care services, including hospitals, medical clinics, the military, prisons and schools.

AIDS Vaccines Being Developed by the Company

Our vaccines, initially developed by Dr. Harriet Robinson at Emory University in collaboration with researchers at the National Institutes of Health (NIH) National Institute of Allergy and Infectious Disease (NIAID), and the United States Centers for Disease Control (CDC), are recombinant DNA (deoxyribonucleic acid) and MVA (Modified Vaccinia Ankara) vaccines. Our focus is on developing AIDS vaccines comprising the major HIV-1 subtypes (A, B and C). These vaccines will be able to be used alone or as combinations depending on a local infection. Subtype B is most common in North America, the EU, Japan and Australia and is our first priority.

When administered in series, these AIDS vaccines induce strong cellular and humoral immunity [protection] in non human primates against multiple HIV-1 proteins [AIDS virus components]. This suggests that our vaccines will provide protection against the development of AIDS in HIV-1 virus infected people.

Because of the difficulty raising antibodies that are capable of totally blocking natural HIV-1 infections, the GeoVax vaccine approach has focused on raising cellular immune responses in addition to antibodies, which together can better control HIV-1 infections [prevent AIDS] than either alone. Vaccine induced cellular immune responses are mediated by white blood cells in the body called T-cells that recognize and respond to the presence of foreign proteins presented by an infection such as the HIV-1 virus. CD8 T-cells directly combat these infections by destroying HIV infected cells, while CD4 T-cells provide growth factors that support activation and maintenance of CD8 T-cell responses. Proteins produced in the cells of a person are the best substrates for raising CD8 T-cell responses. GeoVax vaccines are expressed in cells of the vaccinated person by genetically engineered DNA vaccines and live viral vector MVA vaccines.

Our method of stimulating high T-cell frequencies and antibodies in the vaccinated person is to combine DNA vaccine priming with a recombinant live virus MVA vaccine boost. This prime/boost combination elicits protective immune responses in preclinical monkey models and holds high promise for eliciting responses that will protect humans against the development of HIV/AIDS.

DNA as the Priming Vaccine

Proteins that are produced in host cells of the body are the best substrates for raising CD8 T-cell responses. The GeoVax vaccine achieves this cellular stimulation by using DNA vaccines and/or live viral vectors (MVA) as a system to stimulate T-cells to destroy HIV-1 viruses when they appear in the body. An effective method for stimulating high frequencies of T-cells in conjunction with antibodies is to combine DNA priming of the immune response with a recombinant live virus vectored booster (rMVA) of the immune response.

Priming with GeoVax’s HIV-1/DNA vaccine initially focuses the immune response on the DNA components. This is followed by injection of GeoVax’s HIV-1/rMVA live virus vector booster which enhances this immune response in two ways — by expressing larger amounts of antigen than can be achieved with DNA alone, and by the infection stimulating pro-inflammatory response that enhances immunity in the individual.

MVA Booster Vaccine

MVA was chosen as the poxvirus vector to boost immunity induced by GeoVax DNA priming vaccination because of its safety features and because of the excellent protective responses that it stimulated in preclinical (monkey) models.

MVA was originally developed as a safe smallpox vaccine for use in immuno-compromised humans by further attenuating the standard smallpox vaccine. During this attenuation (loss of disease causing ability), MVA also lost essentially all of its ability to replicate in human cells. The attenuation was accomplished by making over 500 passages of the virus in chicken embryos or chick embryo fibroblasts (CEF). During passage the virus underwent 6 large genomic deletions. These deletions affected the ability of MVA to replicate and cause safety problems in humans, but did not compromise the ability of MVA to grow on the CEF cells that are required for manufacturing the virus.

The effectiveness of MVA as a vaccine vector is also accounted for by its loss of immune evasion genes during its passages in CEF cells. During the years of the dreaded human smallpox epidemics these immune evasion genes assisted the spread of smallpox infections, even in the presence of human immune responses.

MVA was safely administered to over 120,000 people in the 1970’s to protect them against smallpox. With the advent of bioterrorism, our choice of the MVA vector becomes even more important, because of its potential for immunization for smallpox. GeoVax HIV vaccines may serve as both an HIV and a smallpox vaccine.

GeoVax’s DNA and MVA vaccines express over 66% of the AIDS virus (HIV-1) protein components in order to stimulate a broad anti-HIV immune response. The vaccines cannot cause AIDS because they do not include complete virus. We believe that the vaccines provide multi-target protection against the AIDS virus, thus largely limiting virus escape, large scale viral replication and the onset of clinical signs of AIDS in the vaccinated individual.

Preclinical Studies

Our vaccines underwent efficacy trials in non-human primates for a period of over 42 months. The GeoVax prototype DNA and MVA AIDS vaccines successfully protected rhesus macaque monkeys against AIDS when a highly virulent AIDS inducing virus (SHIV, a hybrid of simian and human immunodeficiency virus) was administered to the monkeys seven months after vaccination. In these pre-clinical trials the vaccines caused no significant side effects and 22 out of 23 monkeys were protected against AIDS while 5 out of 6 non-vaccinated control animals died of clinical AIDS. This level of control is comparable to the intrinsic viral control exhibited by the approximately 1% of the human population that become infected with the HIV virus, but who do not develop clinical signs of AIDS (long-term non-progressors). Over 66% of the AIDS virus proteins are expressed by our DNA and MVA vaccines in vaccinated individuals. This broad coverage of HIV components is anticipated to stimulate broad protective responses in the vaccinated individual thus preventing clinical disease.

Following these animal trials, our vaccines were approved for Phase I trials in humans by the U.S. Food and Drug Administration (“FDA”). This preclinical work enabling development of the clinical evaluation of our DNA and MVA vaccines was funded and supported by the NIAID. (See “Government Regulation” below for an explanation of how clinical trials are conducted.)

Phase I Human Clinical Trials

A Phase I clinical study in humans, evaluating our DNA-AIDS vaccine for safety began in January 2003 and was satisfactorily concluded in June 2004. This trial was conducted by the HIV Vaccine Trials Network (HVTN), a division of NIAID-NIH.

The start of a series of four additional human trials evaluating our AIDS vaccines at four locations in the United States began in April 2006. These Phase Ia/Ib human trials are designed to determine if our vaccines are safe and will stimulate the level of immune responses (T-cell and antibody) that may protect against the development of clinical signs of AIDS. These trials are intended to provide human data that indicates our vaccine is safe and that it has the potential to protect vaccinated individuals against the development of AIDS.

The first of these four trials evaluated a low dose (1/10th of the vaccine dose) vaccination program. Preliminary results from this blinded trial demonstrated excellent vaccine safety and positive anti-HIV-1 immune responses to the vaccine in 9 of 11 participants where 9 people received GeoVax HIV/AIDS vaccines and 2 received placebos. All trial participants were normal, healthy individuals.

The second of four trials, initiated in September 2006, was designed to evaluate results from full dose administration of our HIV/AIDS vaccines. Recent data indicates excellent safety in this full dose trial with positive immune response data in the majority of vaccine recipients. Involving 36 participants of which 30 received vaccine and 6 received placebo, this trial protocol included vaccination with two full-doses of GeoVax’s DNA vaccine to prime the immune response followed by two full-doses of GeoVax’s MVA vaccine to boost the immune response. From data collected from the 26 participants who completed this trial, the following positive conclusions were observed:

•	GeoVax HIV/AIDS vaccines, both DNA and MVA, continue to demonstrate that they are quite safe and immunogenic

•	The full-dose regimen of GeoVax vaccines continues to be well tolerated without any type of reaction, mild or systemic, in the majority of participants

•	CD4 T-cell responses are high in both the low and full-dose regimens, 84% and 78% of participants

•	CD8 T-cell responses are present in 42% of the full-dose recipients and 33% of the 1/10th dose recipients.

•	Antibody responses to the envelope glycoprotein (Env) increased following the fourth vaccination, and were present in 88% of the full-dose participants

•	Delivery of the fourth vaccination increased the frequency and magnitude of the CD8 T-cell and antibody responses

In July 2007, we began the third and fourth of this series of Phase I human clinical trials. The third trial is designed to evaluate a single dose DNA prime followed by two MVA boosts, while the fourth trial will utilize only GeoVax’s MVA vaccine in a three dose regimen. These trials are continuing with excellent safety results thus far; immunogenicity results are anticipated later in 2008.

All of our Phase I human clinical trials have been conducted by the HIV Vaccine Trials Network (HVTN). The HVTN, funded and supported by the NIH, is the largest worldwide clinical trials program devoted to the development and testing of HIV/AIDS vaccines.

Phase II Human Clinical Trials

Due to the promising positive human vaccine response data from our Phase I trials, the HVTN, together with GeoVax, have accelerated their plans to conduct Phase II human trials on our AIDS vaccines. We expect the Phase II trials to commence in mid-2008. Tentative plans are for a 500 person trial in low risk individuals at several sites in the United States., evaluating our DNA and MVA vaccines in a similar four dose regimen as was successfully implemented in our most recent trials.

Support from the NIH

All of our human clinical trials to date have been conducted by, and at the expense of, the HIV Vaccine Trials Network (HVTN), a division of the National Institutes of Health-National Institute of Allergy & Infectious Disease [NIH-NIAID]. Our responsibility for these trials has been to provide sufficient supplies of vaccine materials and technical expertise when necessary. The HVTN is also planning to conduct our planned Phase II human clinical trials.

Also, in September 2007, we were the recipient of a $15 million Integrated Preclinical/Clinical AIDS Vaccine Development [IPCAVD] Grant to support our HIV/AIDS vaccine program. This large grant was awarded by the NIH-NIAID. The grant funding period is over a five year period commencing October 2007. Only meritorious HIV/AIDS prevention vaccine candidates are considered to receive an IPCAVD award. Candidate companies are highly scrutinized and must supply substantial positive AIDS vaccine data to support their application. IPCAVD grants are awarded on a competitive basis and are designed to support later stage vaccine research, development and human trials. We will utilize this funding to further our HIV/AIDS vaccine development, optimization, production and human clinical trial testing.

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

In addition to obtaining FDA approval for each product, each domestic manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA’s Good Manufacturing Practices for products, drugs and devices.

Pre-clinical Trials — Pre-clinical testing includes laboratory evaluation of chemistry and formulation, as well as cell culture and animal studies to assess the potential safety and efficacy of the product. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of pre-clinical testing are submitted to the FDA as part of the IND application and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA.

Clinical Trials — Clinical trials involve the administration of the AIDS vaccines to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with the FDA’s Good Clinical Practices standard under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent institutional review board at the institution where the study will be conducted. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the product into healthy human subjects, the vaccine is tested for safety (adverse side effects) and dosage tolerance. Phase II is the proof of principal stage and involves studies in a limited patient population in order to determine the efficacy of the product for specific, targeted indications, determine dosage tolerance and optimal dosage and identify possible adverse side effects and safety risks. When there is evidence that the product may be effective and has an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to test for safety within an expanded patient population at geographically dispersed multi-center clinical study sites. The manufacturer or the FDA may suspend clinical trials at any time if either believes that the individuals participating in the trials are being exposed to unacceptable health risks.

New Drug Application and FDA Approval Process — The results and details of the pre-clinical studies and clinical studies are submitted to the FDA in the form of a New Drug Application. If the New Drug Application is approved, the manufacturer may market the product in the United States.

International Approval — Whether or not the FDA has approved the drug, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the drug in such countries. The requirements governing the conduct of clinical trials and drug approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval.

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

There are several small and large biopharmaceutical companies pursuing AIDS vaccine research and development, including Merck, Chiron, American Home Products, Wyeth, Sanofi-Aventis, Glaxo-Smith Kline and the National Institutes of Health (NIH) Vaccine Research Center [VRC]. Other AIDS vaccines are in varying stages of research, testing and clinical trials including those developed by Oxford University, International AIDS Vaccine Initiative (IAVI), Therion, IDT, FIT Biotech, AlphaVax, University of North Carolina, Yale University Institute for Human Virology, and a few others.

To our knowledge none of our competitors’ products have, to date, demonstrated the level of protection and duration of protection (in large scale non-human primate trials) elicited by GeoVax’s vaccines. Furthermore, some of the AIDS vaccines developed by our competitors require as many as eight or more vaccinations per person, which we believe will lead to patients failing to adhere to their vaccination schedule. Also, many competitor vaccine development programs require very complicated vaccine compositions. For all of these reasons, we believe that it may be possible for our vaccine to compete successfully in the marketplace, if it is approved for sale.

Overall, the biopharmaceutical industry is competitive and subject to rapid and substantial technological change.. Developments by others may render our proposed vaccination technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of the pharmaceutical companies that compete with us have significantly greater research and development capabilities than we have, as well as substantially more marketing, manufacturing, and financial resources. In addition, acquisitions of, or investments in, small pharmaceutical or biotechnology companies by such large corporations could increase their research, financial, marketing, manufacturing and other resources. Competitor technologies may ultimately prove to be safer, more effective or less costly than any vaccine that we develop.

FDA and other regulatory approvals of our vaccines have not yet been obtained and we have not yet generated any revenues from product sales. Our future competitive position depends on our ability to obtain FDA and other regulatory approvals of our vaccines and to license or sell the vaccines to third parties on favorable terms.

Intellectual Property

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are described by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, we are pursuing and will continue to pursue patent protection for our proprietary technologies developed through our collaboration between Emory University, the NIH, and the CDC, or developed by us alone. Patent applications have been filed with the United States Patent and Trademark Office and in specific international markets (countries). Patent applications include provisions to cover our DNA and MVA based AIDS vaccines, their genetic inserts expressing multiple HIV protein components, composition, structure, claim of immunization against multiple subtypes of HIV, routes of administration, safety and other related factors. Patent claims filed for our vaccines include provisions for protection against two diseases: HIV/AIDS and smallpox.

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

We may not use the Emory Technology for any purpose other than the purposes permitted by the License Agreement, allow any person to access or use the Emory Technology, or advertise, market, sell or distribute the Emory Technology. Emory also reserved the right to use the Emory Technology for research, educational and non-commercial clinical purposes. Due to the use of federal funds in the development of the Emory Technology, the United States Government has the irrevocable, royalty-free, paid-up right to practice and have practiced certain patents throughout the world, should it choose to exercise such rights.

We are also the exclusive licensee of five patents from MFD, Inc. (the “MFD Patents”) pursuant to a license agreement dated December 26, 2004 (the “MFD License Agreement”), related to certain manufacturing processes used in the production of our vaccines. Pursuant to the MFD License Agreement, we obtained a fully paid, worldwide, irrevocable, exclusive license in and to the MFD Patents to use, market, offer for sale, sell, lease and import for any AIDS and smallpox vaccine made with GeoVax technology and non-exclusive rights for other products. The term of the MFD License Agreement ends on the expiration date of the last to expire of the MFD Patents. These patents expire in 2017 through 2019.

We are also a non-exclusive licensee of four patents owned by the NIH related to the ability of our MVA vector vaccine as a vehicle to deliver HIV virus antigens, and also to induce an immune response in humans. These are key licensed patents for the use of MVA as a method for delivering our HIV-1 antigens as an AIDS vaccine. The license agreement with NIH (the “NIH License Agreement”) was entered into on July 10, 2003 and subsequently amended on April 7, 2004. Pursuant to the NIH License Agreement, we licensed the patent rights and certain materials for the purpose of laboratory experiments conducted to evaluate the suitability for commercial development of the patent rights and materials. The NIH License Agreement is expected to continue on an annual renewable basis.

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

We are not a party to any litigation, opposition, interference, or other potentially adverse proceeding with regard to our patent positions. However, if we become involved in litigation, interference proceedings, oppositions or other intellectual property proceedings, for example as a result of an alleged infringement, or a third-party alleging an earlier date of invention, we may have to spend significant amounts of money and time and, in the event of an adverse ruling, we could be subject to liability for damages, invalidation of our intellectual property and injunctive relief that could prevent us from using technologies or developing products, any of which could have a significant adverse effect on our business financial condition and results of operation. In addition, any claims relating to the infringement of third-party proprietary rights, or earlier date of invention, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources and require us to enter royalty or license agreements which are not advantageous if available at all.

Manufacturing

We do not have the facilities or expertise to manufacture any of the clinical or commercial supplies of any of our products. To be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at an acceptable cost. To date, we have not commercialized any products, nor have we demonstrated that we can manufacture commercial quantities of our product candidates in accordance with regulatory requirements. If we cannot manufacture products in suitable quantities and in accordance with regulatory standards, either on our own or through contracts with third parties, it may delay clinical trials, regulatory approvals and marketing efforts for such products. Such delays could adversely affect our competitive position and our chances of achieving profitability. We cannot be sure that we can manufacture, either on our own or through contracts with third parties, such products at a cost or in quantities which are commercially viable.

We currently rely and intend to continue to rely on third-party contract manufacturers to produce vaccines needed for research and clinical trials. We have entered into arrangements with two third party manufacturers for the supply of our DNA and MVA vaccines for use in our planned clinical trials. These suppliers operate under current Good Manufacturing Practice and guidelines established by the FDA and the European Medicines Agency. We anticipate that these suppliers will be able to provide sufficient vaccine supplies to complete our currently planned clinical trials. Various contractors are generally available in the United States and Europe for manufacture of vaccines for clinical trial evaluation, however, it may be difficult to replace existing contractors for certain manufacturing and testing activities and costs for contracted services may increase substantially if we switch to other contractors.

Research and Development

Our expenditures for research and development activities were approximately $1,757,000, $666,000 and $1,641,000 during the years ended December 31, 2007, 2006 and 2005, respectively. As our vaccines continue to go through the process to obtain regulatory approval, we expect our research and development costs to continue to increase significantly as even larger human trials proceed in the United States and foreign countries.

Employees

As of March 10, 2008, we had ten employees. None our employees are covered by collective bargaining agreements and we believe that our employee relations are good.

Available Information

Our website address is www.geovax.com. We make available on this website under “Investors — SEC Reports,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). We also make available on this website under the heading “Investors — Corporate Governance” our Code of Ethics.

Item 1A.	Risk Factors

We face a number of substantial risks. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The following factors should be considered in connection with the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes.

Risks Related to Our Financial Results and Need for Additional Financing

We have a history of operating losses, and we may not generate revenue or achieve profitability in the future.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to complete successfully the development of our product candidates, conduct preclinical tests and clinical trials, obtain the necessary regulatory approvals and manufacture and market the resulting products. We have had no product revenue to date. We have experienced operating losses since we began operations in 2001. As of December 31, 2007, we had an accumulated deficit of approximately $10.5 million. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, preclinical, clinical, manufacturing and marketing efforts expand.

Our business will require continued funding. If we do not receive adequate funding, we may not be able to continue our operations.

To date, we have financed our operations principally through the private placement of equity securities and through government grants. We will require substantial additional financing at various intervals for our operations, including for clinical trials, for operating expenses including intellectual property protection and enforcement, for pursuit of regulatory approvals and for establishing or contracting out manufacturing, marketing and sales functions. There is no assurance that such additional funding will be available on terms acceptable to us or at all. If we are not able to secure the significant funding that is required to maintain and continue our operations at current levels or at levels that may be required in the future, we may be required to delay clinical studies, curtail operations or obtain funds through collaborative arrangements that may require us to relinquish rights to some of our products or potential markets.

Risks Related to Development and Commercialization of Product Candidates and Dependence on Third Parties

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

Whether we are successful will be dependent, in part, upon the leadership provided by our management. If we were to lose the services of any of these individuals, our business and operations may be adversely affected.

Whether our business will be successful will be dependent, in part, upon the leadership provided by our officers, particularly our Chairman, President and Chief Executive Officer, members of our Board of Directors and our primary scientist, Dr. Harriet Robinson. The loss of the services of these individuals may have an adverse effect our operations.

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

The market for vaccines that protect against HIV/AIDS is intensely competitive and is subject to rapid and significant technological change. We will have numerous competitors in the United States and abroad, including, among others, large companies with substantially greater resources than us. These competitors may develop technologies and products that are more effective or less costly than any of our future products or that could render our products obsolete or noncompetitive. We expect most of these competitors to have substantially more resources than us. In addition, the pharmaceutical industry continues to experience consolidation, resulting in an increasing number of larger, more diversified companies than us. Among other things, these companies can spread their research and development costs over much broader revenue bases than we can and can influence customer and distributor buying decisions.

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

Because we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates, we cannot predict the timing of any future revenue from these product candidates.

We cannot commercialize any of our product candidates until the appropriate regulatory authorities have reviewed and approved the applications for the product candidates. The regulatory agencies may not complete their review processes in a timely manner and we may not obtain regulatory approval for any product candidate we or our collaborators develop. Satisfaction of regulatory requirements typically takes many years, if approval is obtained at all, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Regulatory approval processes outside the United States may include all of the risks associated with the FDA approval process. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

We may experience delays in our clinical trials that could adversely affect our financial results and our commercial prospects.

We do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule or at all. Product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. Significant delays may adversely affect our financial results and the commercial prospects for our products, and delay our ability to become profitable.

We rely heavily on the HVTN, independent clinical investigators, and other third party service providers for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

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

We may not be successful in establishing collaborations for product candidates we may seek to commercialize, which could adversely affect our ability to discover, develop and commercialize products.

We expect to seek collaborations for the development and commercialization of product candidates in the future. The timing and terms of any collaboration will depend on the evaluation by prospective collaborators of the trial results and other aspects of our vaccine’s safety and efficacy profile. If we are unable to reach agreements with suitable collaborators for any product candidate, we would be forced to fund the entire development and commercialization of such product candidates, and we may not have the resources to do so. If resource constraints require us to enter into a collaboration early in the development of a product candidate, we may be forced to accept a more limited share of any revenues this product may eventually generate. We face significant competition in seeking appropriate collaborators. Moreover, these collaboration arrangements are complex and time-consuming to negotiate and document. We may not be successful in our efforts to establish collaborations or other alternative arrangements for any product candidate. Even if we are successful in establishing collaborations, we may not be able to ensure fulfillment by collaborators of their obligations or our expectations.

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

Risks Related to Our Intellectual Property

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

Risks Related to Our Common Stock

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

We lease office and laboratory space located at 1256 Briarcliff Road, Emtech Bio Suite 500, Atlanta, Georgia under a month-to-month lease agreement with Emtech Biotechnology Development, Inc., a related party associated with Emory University. We also share the lease expense for office space in the Chicago area for one of our officers and directors, but we are not obligated under the lease.

Item 3	Legal Proceedings

We are not currently a party to any material legal proceedings. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

Item 4.	Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information

Our common stock is currently traded on the over-the-counter bulletin board market under the symbol “GOVX”. The following table sets forth the high and low bid prices for our common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions:

	High	Low

2007
Fourth Quarter	$0.22	$0.16
Third Quarter	0.42	0.29
Second Quarter	0.38	0.27
First Quarter	0.66	0.19
2006
Fourth Quarter	0.68	0.18
Third Quarter	0.73	0.44
Second Quarter	0.85	0.35
First Quarter	1.23	0.28

Holders

On March 10, 2008, there were approximately 1,400 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other institutions.

Dividends

We have not paid any dividends since our inception and do not contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We have outstanding stock options under our 2006 Equity Incentive Plan (the “Plan”) which was adopted by our board of directors and approved by our shareholders. In December, 2006, our Board of Directors amended the Plan to make an additional 15,000,000 shares available under the Plan, increasing the total number of shares under the Plan from 36,000,000 to 51,000,000 shares. To maintain the tax-qualified status of all incentive options issued pursuant to the Plan, we submitted this amendment to our shareholders for approval at the Company’s 2007 Annual Meeting of Shareholders. The amendment was not approved by the Company’s shareholders. The following table sets forth information as of December 31, 2007, with respect to our equity compensation plan.

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	36,000,000	$0.11	-0-
Equity compensation plans not approved by security holders	3,861,090	$0.25	11,138,910

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this report that have not previously been reported on Form 10-Q or Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2007.

Performance Graph

The following line graph presentation compares cumulative total shareholder returns of GeoVax’s Common Stock with the Russell 2000 Index and the RDG SmallCap Biotechnology Index (the “Peer Index”) for the five-year period from December 31, 2002 to December 31, 2007. The graph and table assume that $100 was invested in each of GeoVax’s common stock, the Russell 2000 Index and the Peer Index on December 31, 2002, and that all dividends were reinvested. This data was furnished by the Research Data Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Geovax Labs Inc., The Russell 2000 Index
And The RDG SmallCap Biotechnology Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	December 31,
	2002	2003	2004	2005	2006	2007
GeoVax Labs, Inc.	100.00	22.73	90.91	390.91	102.73	75.00

Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26

RDG Small Cap Biotechnology	100.00	164.59	153.36	117.58	145.79	134.33

Item 6.	Selected Financial Data

The following selected financial data are derived from our audited consolidated financial statements. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the information set forth below in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the related notes, beginning on page F-1 of this Report.

	2007	2006	2005	2004	2003

Statement of Operations Data:
Total revenues (grant income)	$237,004	$852,905	$670,467	$714,852	$992,720
Net loss	(4,241,796)	(584,166)	(1,611,086)	(2,351,828)	(947,804)
Basic and diluted net loss per common share	(0.01)	(0.00)	(0.01)	(0.01)	(0.00)
Balance Sheet Data:
Total assets	3,246,404	2,396,330	1,685,218	1,870,089	2,316,623
Redeemable convertible preferred stock	—	—	1,016,555	938,475	866,391
Total stockholders’ equity (deficit)	2,647,866	2,203,216	(500,583)	(389,497)	872,406

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the discussion under “Selected Financial Data” and our consolidated financial statements included in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties because they are based on current expectations and relate to future events and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

GeoVax is a clinical stage biotechnology company focused on developing human vaccines for diseases caused by Human Immunodeficiency Virus and other infectious agents. We have exclusively licensed from Emory University certain AIDS vaccine technology which was developed in collaboration with the National Institutes of Health and the Centers for Disease Control and Prevention.

Our AIDS vaccine candidates have successfully completed preclinical efficacy testing in non-human primates and Phase I clinical testing trials in humans. The human trial was conducted by the HIV Vaccine Trials Network (HVTN), a division of the National Institute of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH) and was satisfactorily concluded in June 2004. A series of four additional human trials (conducted by the HVTN) evaluating our AIDS vaccines at several locations in the United States began in April 2006. One trial began in April 2006, a second trial began in September 2006, and the third and fourth trials began in July 2007.

We anticipate beginning a Phase II human clinical trial for our preventative AIDS vaccine candidate in 2008. The costs of conducting our human clinical trials to date have been borne by HVTN, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. We expect that HVTN will also bear the cost of conducting our Phase II human clinical study planned for 2008, but we can not predict the level of support we will receive from HVTN for any additional clinical studies. Our operations are also partially supported by an Integrated Preclinical/Clinical AIDS Vaccine Development [IPCAVD] Grant from the NIH. This grant will provide approximately $15 million to us over a five year period that began in October 2007. As we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. It will, therefore, be necessary for us to look to other sources of funding in order to finance our development activities.

We anticipate incurring additional losses for several years as we expand our drug development and clinical programs and proceed into higher cost human clinical trials. Conducting clinical trials for our vaccine candidates in development is a lengthy, time-consuming and expensive process. We do not expect to generate product sales from our development efforts for several years. If we are unable to successfully develop and market pharmaceutical products over the next several years, our business, financial condition and results of operations would be adversely impacted.

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

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB No. 104”). SAB No. 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2007, our revenue consisted of government grant revenue received directly from the National Institutes of Health; in prior years our revenue consisted of grant revenue subcontracted to us from Emory University pursuant to collaborative arrangements. Revenue from these arrangements is recorded as income as the related costs are incurred.

Stock-Based Compensation

Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values on the grant date. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

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

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25 and applied the disclosure provisions of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation and Disclosure.

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents of $1,990,356 and total assets of $3,246,404, as compared to $2,088,149 and $2,396,330, respectively, at December 31, 2006. Working capital totaled $2,432,276 at December 31, 2007, compared to $1,933,165 at December 31, 2006.

Sources and Uses of Cash.  Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. Our primary source of cash during the three years ended December 31, 2007 was from sales of our equity securities and from government grant funding received directly from the NIH in 2007 and subcontracted from Emory University in prior years.

Cash Flows from Operating Activities.  Net cash used in operating activities was $3,265,743, $1,327,941 and $1,807,069 for the years ended December 31, 2007, 2006 and 2005, respectively. The fluctuations between years are primarily due to fluctuations in our net losses which, in turn, result from fluctuations in expenditures from our research activities, offset by net changes in our assets and liabilities.

Cash Flows from Investing Activities.  Our investing activities have consisted predominantly of capital expenditures. Capital expenditures for the years ended December 31, 2007, 2006 and 2005, were $-0-, $69,466 and $48,485, respectively.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $3,167,950, $2,212,849 and $1,500,000 for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007 we received $3,162,950 in net proceeds from the sale of our common stock in a series of private transactions with individual accredited investors, as well as $5,000 from the exercise of stock options by a former employee. During 2006, we received $1,712,849 in net proceeds (reduced by $287,151 of costs directly associated with the Merger) from the sale of our common stock in connection with the merger of GeoVax Labs, Inc. and GeoVax, Inc. Additionally, during 2006 and 2005 we received $500,000 and $1,500,000, respectively, from the payment of a stock subscription receivable related to the sale of our common stock in 2004.

We believe that our current working capital, combined with the proceeds from the newly awarded grant from the NIH will be sufficient to support our planned level of operations through the third quarter of 2008. In order to meet our current and future operating cash flow requirements we will consider additional offerings of our common stock, debt or convertible debt instruments. While we believe that we will be successful in obtaining the necessary financing to fund our operations, there can be no assurances that such additional funding will be achieved.

Our capital requirements, particularly as they relate to product research and development, have been and will continue to be significant. We intend to seek FDA approval of our products, which may take several years. We will not generate revenues from our products for at least several years, if at all. We will be dependent on obtaining financing from third parties in order to maintain our operations, including our clinical program. We currently have no commitments from any third parties to provide us with capital and we cannot provide any assurance that additional funding will be available to us on favorable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.

Contractual Obligations

As of December 31, 2007, we had approximately $964,000 of unrecorded contractual commitments for production of our vaccine supply to be used in our clinical trials. As of that date, we had no other firm purchase obligations or commitments for capital expenditures, no committed lines of credit or other committed funding or long-term debt, and no lease obligations (operating or capital). We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. We have no other contractual obligations, with the exception of commitments which are contingent upon the occurrence of future events.

Net Operating Loss Carryforward

At December 31, 2007, we had consolidated net operating loss carryforwards for income tax purposes of $68.3 million, which will expire in 2010 through 2027 if not utilized. Approximately $59.7 million of our net operating loss carryforwards relate to the operations of the Company (Dauphin Technology, Inc.) prior to the Merger. We also have research and development tax credits of $254,000 available to reduce income taxes, if any, which will expire in 2022 through 2026 if not utilized. The amount of net operating loss carryforwards and research tax credits available to reduce income taxes in any particular year may be limited in certain circumstances. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

Net Loss

GeoVax recorded net losses of $4,241,796, $584,166 and $1,611,086 for the years ended December 31, 2007, 2006 and 2005, respectively. Our operating results will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities. The $1,026,920 decrease in our net loss from 2005 to 2006 is attributable to a reduction in our vaccine research and development activities as we focused our attention on completing the Merger and reduced our product development activities in order to conserve cash resources, coupled with an increase of $182,438 in our revenue recorded from government grants. The increase in our net loss from 2006 to 2007 is primarily attributable to (a) lower grant revenues during 2007, (b) increased research and development expenditures, (c) overall higher general and administrative costs and (d) stock-based compensation expense, all of which are described in more detail below.

Grant Revenue

We recorded grant revenues of $237,004 in 2007, $852,905 in 2006 and $670,467 in 2005. Grant revenue reported during 2006 and 2005 relates to projects covered by grants from the National Institutes of Health issued to Emory University and subcontracted to us pursuant to collaborative arrangements with Emory University. The activities associated with these grants were completed during 2006 and we received no additional grant funding during the first nine months of 2007. During September 2007, however, we were notified by the National Institutes of Health (NIH) that it had awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for this grant covers a five year period commencing October 2007, with an award of approximately $3 million per year, or $15 million in the aggregate. We will utilize this funding to further our HIV/AIDS vaccine development, optimization, production and human clinical trial testing including Phase 2 human clinical trials planned for 2008. Grant funding from federal agencies is primarily allocated to basic research projects; therefore, we expect the availability of federal grant funding to us may decline in the future as our product development of formulated AIDS vaccines progresses to later stages.

Research and Development

Our research and development expenses were $1,757,125 in 2007, $665,863 in 2006 and $1,640,814 in 2005. Research and development expenses vary considerably on a period-to-period basis, primarily depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties. Research and development expense declined from 2005 to 2006 as we focused our attention on completing the Merger and reduced our product development activities in order to conserve cash resources, but rose again during 2007 as we initiated two new Phase I clinical trials and began planning for a Phase II clinical trial in 2008. Research and development expense for 2007 also includes stock-based compensation expense of $284,113 (see discussion below). We expect that our research and development costs will continue to increase in 2008 and beyond as we progress through the human clinical trial process leading up to possible product approval by the FDA. Research and development costs will also increase as a direct result of our receipt of the NIH grant discussed above, since a significant portion of the grant funds are intended to be spent on new projects requiring external resources and new personnel.

General and Administrative Expense

Our general and administrative expenses were $2,784,182 in 2007, $843,335 in 2006 and $655,199 in 2005. General and administrative expense for 2007 includes stock-based compensation expense of $1,234,383 (see discussion below). Excluding stock-based compensation expense, general and administrative expense for 2007 was $1,549,799. General and administrative costs have substantially increased during the three year period ending December 31, 2007 primarily as a result of the Company becoming a publicly-traded entity subsequent to the merger of GeoVax Labs, Inc and GeoVax, Inc. in September 2006. These higher costs include, among other things, the costs of an expanded management team (including the engagement of our Chief Financial Officer in October 2006 and our Senior Vice President in January 2007), a newly instituted investor relations program, costs associated with an expanded Board of Directors, costs associated with our efforts to comply with the Sarbanes-Oxley Act of 2002, and increased legal and accounting fees associated with compliance with securities laws. Also contributing to the increase during 2007 were higher patent costs, including the one-time payment of $137,392 to Emory University to complete our obligation to Emory for the reimbursement of pre-2002 patent costs. We expect that general and administrative expenses may increase during 2008, but not on the scale of increases experienced during the past three years.

Stock-Based Compensation Expense

During 2007, we recorded total stock-based compensation expense of $1,518,496, which was allocated to research and development expense ($284,113), or general and administrative expense ($1,234,380) according to the classification of cash compensation paid to the employee, consultant or director to which the stock compensation was granted. No stock-based compensation expense was recorded during 2006 or 2005. Stock-based compensation expense is calculated and recorded in accordance with the provisions of SFAS 123R. We adopted SFAS 123R using the prospective application method which requires us to apply its provisions prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. We did not grant or modify any share-based compensation during 2006, thus no expense was recorded during for that year.

Other Income & Expense

Interest income was $62,507 in 2007, as compared to $72,127 in 2006 and $16,073 in 2005. The variances between years are primarily attributable to the cash available for investment, which totaled $1,990,356 at December 31, 2007, $2,088,149 at December 31, 2006 and $1,272,707 at December 31, 2005. During 2005 we recorded $1,613 of interest expense related to short-term borrowings which were repaid during the year. We had no outstanding debt at December 31, 2007, 2006 or 2005.

Impact of Inflation

For the three year period ending December 31, 2007, we do not believe that inflation and changing prices had a material impact on our operations or on our financial results.

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

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2007 and 2006, and for each of the three years ended December 31, 2007, 2006 and 2005, together with the independent registered public accounting firms’ reports thereon, are set forth on pages F-1 to F-18 of this Annual Report on Form 10-K.

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

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Porter Keadle Moore, LLP, our independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
GeoVax Labs, Inc.
Atlanta, Georgia

We have audited GeoVax Labs, Inc. and subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GeoVax Labs, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Vompany; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, GeoVax Labs, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GeoVax Labs, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and our report dated February 15, 2008, expressed an unqualified opinion on those consolidated financial statements.

/S/ PORTER KEADLE MOORE LLP

Atlanta, Georgia
February 15, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this Item is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the SEC under the captions “Directors and Executive Officers” and “Corporate Governance” and is incorporated herein by this reference.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics in compliance with the applicable rules of the SEC that applies to our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. A copy of this policy is available on our website at www.geovax.com and is also available free of charge upon written request to the attention of our Corporate Secretary by regular mail, email to mreynolds@geovax.com, or facsimile at 404-712-9357. We intend to disclose any amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in applicable rules of the SEC. Such disclosures will be made on our website at www.geovax.com.

Item 11.	Executive Compensation

The information required by this Item is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Compensation of Directors and Executive Officers” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Officers” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item with respect to principal accounting fees and services is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the SEC under the caption “Independent Public Accountants” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements

Page

Reports of Independent Registered Public Accounting Firms on Financial Reporting	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 and for the Period from Inception (June 27, 2001) to December 31, 2007	F-4
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from Inception (June 27, 2001) to December 31, 2007	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 and for the Period from Inception (June 27, 2001) to December 31, 2007	F-6
Notes to Consolidated Financial Statements	F-7

(2) Financial Statement Schedules

The following financial statement schedule is set forth on page F-18 of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005 (unaudited)

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Exhibits

Exhibit
Number		Description

2.1		Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc.(1)
2.2		First Amendment to Agreement and Plan of Merger(2)
2.3		Second Amendment to Agreement and Plan of Merger(3)
3.1		Articles of Incorporation(6)
3.2		Articles of Merger, dated September 16, 1991(3)
3.3		Bylaws, as amended December 7, 2006(5)
10	.1*	Employment Agreement with Donald Hildebrand(3)
10	.2*	Employment Agreement with Andrew Kandalepas(5)
10	.3*	Employment Agreement with Mark Reynolds**
10	.4*	GeoVax Labs, Inc. 2006 Equity Incentive Plan(4)
10.5		License Agreement (as amended and restated) between GeoVax, Inc. and Emory University, dated August 23, 2002(3)
10.6		Technology Sale and Patent License Agreement between GeoVax, Inc. and MFD, Inc., dated December 26, 2004(3)

Exhibit
Number	Description

10.7	Equipment and Ground Sublease between GeoVax, Inc. and EmTech Biotechnology Development, Inc., dated December 1, 2001, together with amendment dated August 18, 2003(3)
10.8	Equipment and Ground Sublease Amendment dated November 22, 2006(5)
10.9	Consulting Agreement and Warrant Agreement between GeoVax Labs, Inc. and Equinox One Consulting LLC(7)
14.1	Code of Ethics(5)
16.1	Letter re: change in certifying accountant(8)
21.1	Subsidiaries of the Registrant(5)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934**
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002**

*	Indicates a management contract or compensatory plan or arrangement

**	Filed herewith

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.

(4)	Incorporated by reference from the registrant’s definitive Information Statement (Schedule 14C) filed with the Securities and Exchange Commission on August 18, 2006.

(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007

(6)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007

(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008

(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 18, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.

BY: /s/ Donald G. Hildebrand
Donald G. Hildebrand
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name	Title	Date

/s/ Donald G. Hildebrand Donald G. Hildebrand	Director President & Chief Executive Officer (Principal Executive Officer)	March 14, 2008

/s/ Andrew J. Kandalepas Andrew J. Kandalepas	Director	March 14, 2008

/s/ Dean G. Kollintzas Dean G. Kollintzas	Director	March 14, 2008

/s/ Robert T. McNally Robert T. McNally	Director	March 14, 2008

/s/ Mark W. Reynolds Mark W. Reynolds	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ John N. Spencer, Jr. John N. Spencer, Jr.	Director	March 14, 2008

EXHIBIT INDEX

Exhibit
Number	Description

10.3	Employment Agreement with Mark Reynolds.
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

INDEX TO 2007 CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms on Financial Statements	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 and for the Period from Inception (June 27, 2001) to December 31, 2007	F-5
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from Inception (June 27, 2001) to December 31, 2007	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 and for the Period from Inception (June 27, 2001) to December 31, 2007	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005 (unaudited)	F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Board of Directors
GeoVax Labs, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of GeoVax Labs, Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and for the period of time considered part of the development stage from January 1, 2006 to December 31, 2007, except we did not audit the Company’s financial statements for the period from June 27, 2001 to December 31, 2005 which were audited by other auditors, whose latest report dated February 8, 2006 on those financial statements included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoVax Labs, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered negative cash flows from operations since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GeoVax Labs, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 15, 2008, expressed an unqualified opinion on the effectiveness of GeoVax Labs, Inc.’s internal control over financial reporting.

/s/  PORTER KEADLE MOORE LLP

Atlanta, Georgia
February 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

Board of Directors
GeoVax, Inc.
Atlanta, Georgia

We have audited the accompanying balance sheet of GeoVax, Inc. (a Georgia corporation in the development stage) as of December 31, 2005 and the related statements of operations, stockholders’ deficiency and cash flows for the two years then ended and for the period from inception (June 27, 2001) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the audited standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

/s/  TRIPP, CHAFIN & CAUSEY, LLC

Marietta, Georgia
February 8, 2006

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$1,990,356	$2,088,149
Grant funds receivable	93,260	—
Stock subscriptions receivable	897,450	—
Prepaid expenses and other	49,748	38,130

Total current assets	3,030,814	2,126,279
Property and equipment, net of accumulated depreciation of $76,667 and $47,092 at December 31, 2007 and 2006, respectively	75,144	104,719
Other assets:
Licenses, net of accumulated amortization of $109,390 and $84,504 at December 31, 2007 and 2006, respectively	139,466	164,352
Deposits	980	980

Total other assets	140,446	165,332

Total assets	$3,246,404	$2,396,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$390,993	$83,983
Amounts payable to Emory University (a related party)	156,225	—
Accrued salaries	51,320	109,131

Total current liabilities	598,538	193,114
Commitments (Note 4)
Stockholders’ equity:
Common stock, $.001 par value, 900,000,000 shares authorized 731,627,926 and 711,167,943 shares outstanding at December 31, 2007 and 2006, respectively	731,628	711,168
Additional paid-in capital	12,441,647	7,775,661
Deficit accumulated during the development stage	(10,525,409)	(6,283,613)

Total stockholders’ equity	2,647,866	2,203,216

Total liabilities and stockholders’ equity	$3,246,404	$2,396,330

See accompanying report of independent registered public accounting firm and notes to financial statements.

GEOVAX LABS. INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

				From Inception
				(June 27,
				2001) to
	Years Ended December 31,			December 31,
	2007	2006	2005	2007

Grant revenue	$237,004	$852,905	$670,467	$3,648,185
Operating expenses:
Research and development	1,757,125	665,863	1,640,814	8,750,174
General and administrative	2,784,182	843,335	655,199	5,628,057

	4,541,307	1,509,198	2,296,013	14,378,231

Loss from operations	(4,304,303)	(656,293)	(1,625,546)	(10,730,046)
Other income (expense)
Interest income	62,507	72,127	16,073	210,306
Interest expense	—	—	(1,613)	(5,669)

	62,507	72,127	14,460	204,637

Net loss	$(4,241,796)	$(584,166)	$(1,611,086)	$(10,525,409)

Basic and diluted:
Loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.03)
Weighted average shares	714,102,311	414,919,141	312,789,565	368,183,870

See accompanying report of independent registered public accounting firm and notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
			Additional	Stock	During the	Stockholders’
	Common Stock		Paid In	Subscription	Development	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficiency)

Capital contribution at inception (June 27, 2001)	—	$—	$10	$—	$—	$10
Net loss for the year ended December 31, 2001	—	—	—	—	(170,592)	(170,592)

Balance at December 31, 2001	—	—	10	—	(170,592)	(170,582)
Sale of common stock for cash	139,497,711	139,498	(139,028)	—	—	470
Issuance of common stock for technology license	35,226,695	35,227	113,629	—	—	148,856
Net loss for the year ended December 31, 2002	—	—	—	—	(618,137)	(618,137)

Balance at December 31, 2002	174,724,406	174,725	(25,389)	—	(788,729)	(639,393)
Sale of common stock for cash	61,463,911	61,464	2,398,145	—	—	2,459,609
Net loss for the year ended December 31, 2003	—	—	—	—	(947,804)	(947,804)

Balance at December 31, 2003	236,188,317	236,189	2,372,756	—	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable	74,130,250	74,130	2,915,789	(2,750,000)	—	239,919
Cash payments received on stock subscription receivable	—	—	—	750,000	—	750,000
Issuance of common stock for technology license	2,470,998	2,471	97,529	—	—	100,000
Net loss for the year ended December 31, 2004	—	—	—	—	(2,351,828)	(2,351,828)

Balance at December 31, 2004	312,789,565	312,790	5,386,074	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	—	—	—	1,500,000		1,500,000
Net loss for the year ended December 31, 2005	—	—	—	—	(1,611,086)	(1,611,086)

Balance at December 31, 2005	312,789,565	312,790	5,386,074	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable	—	—	—	500,000	—	500,000
Conversion of GeoVax, Inc. preferred stock to common stock in connection with merger	177,542,538	177,543	897,573	—	—	1,075,116
Common shares issued to Dauphin Technology, Inc. in the merger on September 28, 2006	217,994,566	217,994	1,494,855	—	—	1,712,849
Issuance of common stock for cashless warrant exercise	2,841,274	2,841	(2,841)	—	—	—
Net loss for the year ended December 31, 2006	—	—	—	—	(584,166)	(584,166)

Balance at December 31, 2006	711,167,943	711,168	7,775,661	—	(6,283,613)	2,203,216
Sale of common stock for cash	20,336,433	20,336	3,142,614	—	—	3,162,950
Issuance of common stock upon stock option exercise	123,550	124	4,876	—	—	5,000
Stock-based compensation expense	—	—	1,518,496	—	—	1,518,496
Net loss for the year ended December 31, 2007	—	—	—	—	(4,241,796)	(4,241,796)

Balance at December 31, 2007	731,627,926	$731,628	$12,441,647	$—	$(10,525,409)	$2,647,866

See accompanying report of independent registered public accounting firm and notes to financial statements.

GEOVAX LABS. INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				From Inception
				(June 27,
				2001) to
	Years Ended December 31,			December 31,
	2007	2006	2005	2007

Cash flows from operating activities:
Net loss	$(4,241,796)	$(584,166)	$(1,611,086)	$(10,525,409)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	54,461	49,095	37,450	186,057
Accretion of preferred stock redemption value	—	58,561	78,080	346,673
Stock-based compensation expense	1,518,496	—	—	1,518,496
Changes in assets and liabilities
Prepaid expenses	(11,618)	124,701	(159,648)	(49,748)
Grant funds receivable	(93,260)	—	—	(93,260)
Stock subscriptions receivable	(897,450)	—	—	(897,450)
Deposits	—	—	—	(980)
Accounts payable and accrued expenses	405,424	(123,227)	(335,298)	598,538
Unearned grant revenue	—	(852,905)	183,433	—

Total adjustments	976,053	(743,775)	(195,983)	1,608,326

Net cash used in operating activities	(3,265,743)	(1,327,941)	(1,807,069)	(8,917,083)
Cash flows from investing activities:
Purchase of property and equipment	—	(69,466)	(48,485)	(151,811)

Net cash used in investing activities	—	(69,466)	(48,485)	(151,811)
Cash flows from financing activities:
Net proceeds from sale of common stock	3,162,950	2,212,849	1,500,000	10,325,807
Net proceeds from exercise of stock options	5,000	—	—	5,000
Net proceeds from sale of preferred stock	—	—	—	728,443
Proceeds from issuance of note payable	—	—	—	250,000
Repayment of note payable	—	—	—	(250,000)

Net cash provided by financing activities	3,167,950	2,212,849	1,500,000	11,059,250

Net increase (decrease) in cash and cash equivalents	(97,793)	815,442	(355,554)	1,990,356
Cash and cash equivalents at beginning of period	2,088,149	1,272,707	1,628,261	—

Cash and cash equivalents at end of period	$1,990,356	$2,088,149	$1,272,707	$1,990,356

Supplemental disclosure of cash flow information Interest paid	$—	$—	$1,613	$5,669

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

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005 and
Period from Inception (June 27, 2001) to December 31, 2007

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

The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with U.S. generally accepted accounting principles. Under this method of accounting, Dauphin was treated as the “acquired” company and, for accounting purposes, the Merger was treated as the equivalent of GeoVax, Inc. issuing stock for the net monetary assets of Dauphin, accompanied by a recapitalization of GeoVax, Inc. Accordingly, comparative financial information for periods prior to the Merger date presented in the accompanying condensed consolidated financial statements, or in the notes herein, as well as any references to operations prior to that date, are those of GeoVax, Inc.

As discussed in Note 2, the Company is a development stage enterprise and we are devoting substantially all of our present efforts to research and development. We have funded our activities to date almost exclusively from equity financings and government grants. We will continue to require substantial funds to continue our research and development activities, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts, if the United States Food and Drug Administration (“FDA”) or other regulatory approvals are obtained. The proceeds from a recent government grant received by us (see Note 9) and from recent equity offerings (see Note 7) will not be sufficient to fund our planned research and development activities through the end of 2008. In order to meet our current and future operating cash flow requirements we are considering additional offerings of our common stock, debt or convertible debt instruments. While we believe that we will be successful in obtaining the necessary financing to fund our operations, there can be no assurances that such additional funding will be achieved and that we will succeed in our future operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents consist primarily of bank deposits and high yield money market accounts. The recorded values approximate fair market values due to the short maturities.

Fair Value of Financial Instruments and Concentration of Credit Risk

Financial instruments that subject us to concentration of credit risk consist primarily of cash and cash equivalents. These assets are maintained by reputable third party financial institution custodians. The carrying values reported in the balance sheets for cash and cash equivalents approximate fair values.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred, while additions and improvements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years. Depreciation expense was $29,575, $24,210 and $12,563 during the years ended December 31, 2007, 2006 and 2005, respectively.

Other Assets

Other assets consist principally of license agreements for the use of technology obtained through the issuance of the Company’s common stock. These license agreements are amortized on a straight line basis over ten years. Amortization expense related to these agreements was $24,886 during each of the years ended December 31, 2007, 2006 and 2005, respectively, and is expected to remain the same for each of the next five years.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accrued Liabilities

As part of the process of preparing our financial statements, we estimate expenses that we believe we have incurred, but have not yet been billed by our third party vendors. This process involves identifying services and activities that have been performed by such vendors on our behalf and estimating the level to which they have been performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of expenses for which we accrue include fees for professional services, and fess owed to contract manufacturers in conjunction with the manufacture of vaccines for our clinical trials. We make these estimates based upon progress of activities related to contractual obligations and also information received from vendors.

Restatement for Recapitalization

All share amounts and per share figures in the accompanying consolidated financial statements and the related footnotes have been restated for the 2006 recapitalization discussed in Note 6, based on the 29.6521 exchange ratio indicated therein.

Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents (which may consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 93,637,594, 56,431,032 and 36,086,606 shares at December 31, 2007, 2006 and 2005, respectively.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB No. 104”). SAB No. 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2007, our revenue consisted of government grant revenue received directly from the National Institutes of Health (see Note 9); in prior years our revenue consisted of grant revenue subcontracted to us from Emory University pursuant to collaborative arrangements. Revenue from these arrangements is recorded as income as the related costs are incurred.

Research and Development and Patent Costs

All research and development costs, including all related salaries, clinical trial expenses, regulatory expenses and facility costs are charged to expense when incurred. Our expenditures related to obtaining and

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

protecting patents are also charged to expense when incurred, and are included in general and administrative expense.

Period to Period Comparisons

Our operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results for future periods.

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance unless, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Stock-Based Compensation

Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values on the grant date. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

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

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25 and applied the disclosure provisions of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation and Disclosure. The following table illustrates the effect on net loss and net loss per share in 2005 had we applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements.

Year Ended
December 31,
2005

Net loss, as reported	$(1,611,086)
Deduct stock-based compensation expense determined under fair value method	(105,955)

Pro forma net loss	$(1,717,041)

Net loss per share (basic and diluted):
As reported	$(0.01)
Pro forma	(0.01)

See Note 7 for additional stock-based compensation information.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN No. 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN No. 48 effective January 1, 2007; such adoption did not have a material impact on our results of operations, financial position, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value under generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. We adopted SFAS No. 157 effective January 1, 2008. We do not expect the adoption of SFAS No. 157 will have a material impact on our results of operations, financial position, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS No. 159 effective January 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our results of operations, financial position, or cash flows.

In June 2007, FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF No. 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. We adopted EITF No. 07-3 effective January 1, 2008. We do not expect the adoption of EITF No. 07-3 to have a material impact on our results of operations, financial position, or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

3.	License Agreements

During 2002, we entered into a license agreement with Emory University (the “Emory License”), a related party, for technology required in conjunction with certain products under development by us in exchange for 35,226,695 shares of our common stock valued at $148,856. The Emory License, among other

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual obligations, requires payments based on milestone achievements (as defined), royalties on our sales or on payments to us by our sublicensees, and payment of maintenance fees in the event certain milestones (as defined) are not met within the time periods specified in the contract. We may terminate the Emory License on three months’ written notice. In any event, the Emory License expires on the date of the latest expiration date of the underlying patents.

Pursuant to the Emory License, prior patent costs (pre-2002) are payable to Emory University, one half of which is due when capital raised subsequent to the date of the Emory License is equal to $5 million and the remainder is due when cumulative capital raised equals $12.5 million, or upon the earlier occurrence of the fifth anniversary of the agreement. We reached the first threshold of $5 million in December 2005, and fulfilled the first half of our payment obligation ($137,392) in January 2006. The second financing threshold has not been reached, but we became obligated to pay the second half of our payment obligation ($137,392) upon reaching the five year anniversary of the Emory License during 2007. We made this payment in January 2008, and the amount is included in accrued liabilities on our December 31, 2007 Consolidated Balance Sheet and is recorded in general and administrative expense for 2007. We are also obligated to reimburse Emory University for certain ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to the Emory License. The expense associated with these ongoing patent cost reimbursements to Emory amounted to $106,261, $98,842 and $96,938 for the years ended December 31, 2007, 2006 and 2005, respectively.

We also entered into a license agreement with another entity during 2004 in exchange for 2,470,998 shares of our common stock valued at $100,000. Pursuant to this agreement, we obtained a fully paid, worldwide, irrevocable exclusive license to certain patents covering technology that may be employed by our products.

4.	Commitments

Leases

We lease the office and laboratory space used for our operations in Atlanta under a lease agreement on a month-to-month basis from Emtech Biotechnology Development, Inc., a related party associated with Emory University. We also share the lease expense for office space in the Chicago area for one of our officers and directors, but we are not obligated under any lease agreement for such space. Rent expense totaled $56,588, $38,921 and $27,444 for the years ended December 31, 2007, 2006 and 2005, respectively.

Manufacturing Contracts

In June 2007, we entered into two manufacturing contracts with third party suppliers for the production of vaccine to be used in our Phase II human clinical trials planned for 2008. We recorded $476,963 associated with these contracts during 2007. At December 31, 2007, there is approximately $964,000 of unrecorded contractual commitments associated with these arrangements, for services expected to be rendered to us during 2008.

5.	Income Taxes

At December 31, 2007, we have a consolidated federal net operating loss (“NOL”) carryforward of approximately $68.3 million, available to offset against future taxable income which expires in varying amounts in 2010 through 2027. Additionally, we have approximately $254,000 in research and development (“R&D”) tax credits that expire in 2022 through 2026 unless utilized earlier. No income taxes have been paid to date.

As a result of the Merger discussed in Note 6, our NOL carryforward increased substantially due to the addition of approximately $59.7 million of historical NOL carryforwards for Dauphin Technology, Inc.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, Section 382 of the Internal Revenue Code contains provisions that may limit our utilization of NOL and R&D tax credit carryforwards in any given year as a result of significant changes in ownership interests that have occurred in past periods or may occur in future periods.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities included the following at December 31, 2007 and 2006:

	2007	2006

Deferred tax assets:
Net operating loss carryforward	$23,573,099	$22,527,726
Research and development tax credit carryforward	254,285	254,285
Stock-based compensation expense	516,289	—
Other	—	13,600

Total deferred tax assets	24,343,673	22,795,611
Deferred tax liabilities
Depreciation	4,750	3,308

Total deferred tax liabilities	4,750	3,308

Net deferred tax assets	24,338,923	22,792,303
Valuation allowance	(24,338,923)	(22,792,303)

	$—	$—

We have established a full valuation allowance equal to the amount of our net deferred tax assets due to uncertainties with respect to our ability to generate sufficient taxable income to realize these assets in the future.

A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense is as follows:

	2007	2006	2005

U.S. federal statutory rate applied to pretax loss	$(1,442,211)	$(198,616)	$(547,769)
Permanent differences	4,691	22,208	26,976
Research and development credits	—	51,863	74,636
Change in valuation allowance (excluding impact of the Merger discussed in Note 6)	1,437,520	124,545	446,157

Reported income tax expense	$—	$—	$—

6.	Merger and Recapitalization

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

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

490,332,103 shares (approximately 69.2%) of the Company’s 708,326,669 shares of common stock then outstanding.

We accounted for the Merger under the purchase method of accounting as a reverse acquisition in accordance with accounting principles generally accepted in the United States for accounting and financial reporting purposes. Under this method of accounting, Dauphin was treated as the “acquired” company. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of GeoVax, Inc. issuing stock for the net monetary assets of Dauphin, accompanied by a recapitalization. The net monetary assets of Dauphin (consisting primarily of cash) were stated at their fair values, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The deficit accumulated during the development stage of GeoVax, Inc. was carried forward after the Merger. The accompanying consolidated financial statements reflect the operations of GeoVax, Inc. prior to the Merger, and of the combined companies subsequent to the Merger.

7.	Stockholders’ Equity

Common Stock Transactions

In November 2006, we issued 2,841,274 shares of our common stock in connection with a cashless exercise of a previously issued stock purchase warrant.

In January 2007, we sold 1,543,210 shares of our common stock to two individual accredited investors for an aggregate purchase price of $250,000. We also issued to the investors warrants to purchase an aggregate of 771,605 shares of common stock at a price of $0.75 per share, expiring on December 31, 2009.

In January 2007, we issued 123,550 shares of our common stock to a former employee for an aggregate purchase price of $5,000, pursuant to the exercise of stock options.

In July 2007, we entered into a Subscription Agreement with an institutional investor (the “Investor”), pursuant to which we agreed to sell shares of our common stock at a price of $0.155 per share for an aggregate purchase price of $7,500,000. The transaction was to be consummated in two closings, during August and November. We also agreed to issue to the Investor a 3 year stock purchase warrant to purchase shares of our common stock at an exercise price of $0.33 per share. In September 2007, the Investor advanced $300,000 to us as payment towards its obligation associated with the first closing, but defaulted on its remaining obligation. In December 2007, we settled with the Investor through the issuance of a pro rata portion of the shares (1,935,484 shares) and warrants (1,571,429 warrants) which would have been issued upon the first closing, in exchange for the $300,000 advanced to us.

In November and December 2007, we sold an aggregate of 16,857,739 shares of our common stock to twenty-six individual accredited investors for an aggregate purchase price of $2,612,950, $897,450 of which was paid in January 2008 and is recorded in the accompanying Consolidated Balance Sheet as a subscription receivable. We also issued to the investors warrants to purchase an aggregate of 26,733,470 shares of common stock at a price of $0.33 per share, 15,096,774 of which have a 5 year term, with the remainder having a four year term.

Stock Options

In 2006 we adopted the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) for the granting of qualified incentive stock options (“ISO’s”), nonqualified stock options, restricted stock awards or restricted stock bonuses to employees, officers, directors, consultants and advisors of the Company. The exercise price for any option granted may not be less than fair value (110% of fair value for ISO’s granted to certain

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees). Prior to adoption of the 2006 Plan, stock option awards were subject to the GeoVax, Inc. 2002 Stock Plan and Incentive Plan (the “2002 Plan”) which has been discontinued. All outstanding stock options issued pursuant to the 2002 Plan were assumed by the 2006 Plan. Options granted under the plans have a maximum ten-year term and generally vest over four years. The Company has reserved 51,000,000 shares of its common stock for issuance under the 2006 Plan.

A summary of our stock option activity under the 2006 Plan as of December 31, 2007, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (Yrs)	Value

Outstanding at January 1, 2007	34,431,032	$0.04
Granted	11,810,000	0.31
Exercised	(123,550)	0.04
Forfeited or expired	(6,256,392)	0.05

Outstanding at December 31, 2007	39,861,090	$0.12	4.5	$3,614,019

Exercisable at December 31, 2007	31,872,249	$0.08	3.4	$3,583,216

Additional information concerning our stock options for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Weighted average fair value of options granted during the period	$0.30	$—	$0.01
Intrinsic value of options exercised during the period	22,181	—	—
Total fair value of options vested during the period	1,156,020	104,837	105,955

During 2007 and 2006 we used a Black-Scholes model for determining the grant date fair value of our stock option grants. During 2005 (prior to adoption of SFAS No. 123R) we used a minimum value option-pricing model to estimate the fair values of stock option grants. These models utilize certain information, such as the interest rate on a risk-free security with a term generally equivalent to the expected life of the option being valued and requires certain other assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expired, to calculate the fair value of stock options granted. The significant assumptions we used in our fair value calculations were as follows (during 2006, we did not grant any stock options; therefore, fair value calculations were not required):

	2007	2006	2005

Weighted average risk-free interest rates	4.5%	—	4.0%
Expected dividend yield	0.0%	—	0.0%
Expected life of option	6.8 yrs	—	8.0 yrs
Expected volatility	135%	—	25%

Stock-based compensation expense related to the 2006 Plan was $1,296,196, $-0- and $-0- during the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 expense includes $242,113 associated with a 5 year extension of a previously issued stock option grant (which is accounted for as a reissuance) to our President and Chief Executive Officer, which was due to expire in December 2007. For the year ended December 31, 2007, total stock-based compensation expense of $1,296,196 was allocated $284,113 to research

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and development expense and $1,012,083 to general and administrative expense. As of December 31, 2007, there was $2,450,577 of unrecognized compensation expense related to stock-based compensation arrangements. The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 1.9 years.

Compensatory Warrants

We may, from time to time, issue stock purchase warrants to consultants or others in exchange for services. A summary of our compensatory warrant activity as of December 31, 2007, and changes during the year then ended is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (Yrs)	Value

Outstanding at January 1, 2007	—	$—
Granted	2,700,000	0.33
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2007	2,700,000	$0.33	2.7	$—

Exercisable at December 31, 2007	1,080,000	$0.33	2.7	$—

Additional information concerning our compensatory warrants for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005

Weighted average fair value of warrants granted during the period	$0.25	$—	$—
Intrinsic value of warrants exercised during the period	—	—	—
Total fair value of warrants vested during the period	266,760	—	—

We use a Black-Scholes model for determining the grant date fair value of our compensatory warrants. The significant assumptions we used in our fair value calculations were as follows:

	2007	2006	2005

Weighted average risk-free interest rates	4.6%	—	—
Expected dividend yield	0.0%	—	—
Expected life of option	3 yrs	—	—
Expected volatility	113.6%	—	—

Expense associate with compensatory warrants was $222,300, $-0- and $-0- during the years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, all of such expense was allocated to general and administrative expense. As of December 31, 2007, there was $444,600 of unrecognized compensation expense related to our compensatory warrant arrangements. The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 0.7 years.

Investment Warrants

In addition to outstanding stock options and compensatory warrants, as of December 31, 2007 we have a total of 51,076,504 outstanding stock purchase warrants issued to investors with exercise prices ranging from

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.07 to $0.75. Such warrants have a weighted-average exercise price of $0.22 and a weighted-average remaining contractual life of 3.2 years.

8.	Retirement Plan

We participate in a multi-employer defined contribution retirement plan (the “401k Plan”) administered by a third party service provider, and has contributed to the 401k Plan on behalf of its employees based upon a matching formula. During the years ended December 31, 2007, 2006 and 2005 our contributions to the 401k Plan were $6,535, $6,744 and $7,473, respectively.

9.	Receipt of NIH Grant

In September 2007, the National Institutes of Health (NIH) awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant covers a five year period commencing October 2007, with an award of approximately $3 million per year, or $15 million in the aggregate. We will utilize this funding to further our HIV/AIDS vaccine development, optimization, production and human clinical trial testing including Phase 2 human clinical trials planned for 2008. We will record revenue associated with the grant as the related costs and expenses are incurred. During 2007, we recorded $237,004 of revenue associated with the grant, $93,260 of which was received in January 2008 and is recorded as a receivable (Other Current Assets) at December 31, 2007 in the accompanying Consolidated Balance Sheet.

10.	Selected Quarterly Financial Data (unaudited)

A summary of selected quarterly financial data for 2007 and 2006 is as follows:

	2007 Quarter Ended
	March 31	June 30	September 30	December 31

Revenue from grants	$—	$—	$—	$237,004
Net income (loss)	(587,281)	(1,333,126)	(1,165,519)	(1,155,870)
Net income (loss) per share	(0.00)	(0.00)	(0.00)	(0.00)

	2006 Quarter Ended
	March 31	June 30	September 30	December 31

Revenue from grants	$—	$478,853	$—	$374,052
Net income (loss)	(432,856)	196,163	(283,434)	(64,039)
Net income (loss) per share	(0.00)	(0.00)	(0.00)	(0.00)

11.	Subsequent Event

In January 2008, we entered into an agreement with a third party consultant for investor relations and financial consulting services. The agreement provides for the issuance, during 2008, of 500,000 shares of our common stock and a three year warrant to purchase a total of 2,700,000 shares of our common stock at an exercise price of $0.33 per share. Concurrent with the execution of this agreement, we terminated a prior agreement with the consultant, resulting in the cancellation of 2,700,000 previously issued warrants. Neither the shares issuable pursuant to the agreement nor the common stock underlying the warrant have been registered with the Securities and Exchange Commission and no registration rights were granted to the consultant.

GEOVAX LABS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006 and 2005

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts	Deductions	of Period

Reserve Deducted in the Balance Sheet
From the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended December 31, 2007	$22,740,440	$1,082,194	$—	$—	$23,822,634
Year ended December 31, 2006	2,257,226	20,483,214	$—	$—	22,740,440
Year ended December 31, 2005	1,600,555	656,671	—	—	2,257,226