Form 10-Q
period 2008-03-31
Geovax Labs, Inc.
filed 2008-05-12
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-52091
GEOVAX LABS, INC.
(Exact name of Registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	87-0455038 (I.R.S. Employer Identification No.)

1256 Briarcliff Road, N.E. Emtech Bio Suite 500 Atlanta, Georgia (Address of principal executive offices)	30306 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of May 12, 2008, 739,285,855 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.
AND SUBSIDIARY
Index

		Page
Part I — FINANCIAL INFORMATION		1

Item 1	Condensed Consolidated Financial Statements:	1
	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and for the period from inception (June 27, 2001) to March 31, 2008	2
	Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (June 27, 2001) to March 31, 2008	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the period from inception (June 27, 2001) to March 31, 2008	4
	Notes to Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4	Controls and Procedures	14

Part II — OTHER INFORMATION		15

Item 1	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	15

Item 6	Exhibits	15

Part I — FINANCIAL INFORMATION
Item 1 Financial Statements
GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,120,597	$1,990,356
Grant funds receivable	119,936	93,260
Stock subscriptions receivable	—	897,450
Prepaid expenses and other	81,697	49,748

Total current assets	2,322,230	3,030,814

Property and equipment, net of accumulated depreciation of $83,134 and $76,667 at March 31, 2008 and December 31, 2007, respectively	70,915	75,144

Other assets:
Licenses, net of accumulated amortization of $115,611 and $109,390 at March 31, 2008 and December 31, 2007, respectively	133,245	139,466
Deposits	980	980

Total other assets	134,225	140,446

Total assets	$2,527,370	$3,246,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$129,483	$390,993
Amounts payable to Emory University (a related party)	5,185	156,225
Accrued salaries	—	51,320

Total current liabilities	134,668	598,538

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value, 900,000,000 shares authorized 731,927,926 and 731,627,926 shares outstanding at March 31, 2008 and December 31, 2007, respectively	731,928	731,628
Additional paid-in capital	12,868,693	12,441,647
Deficit accumulated during the development stage	(11,207,919)	(10,525,409)

Total stockholders’ equity	2,392,702	2,647,866

Total liabilities and stockholders’ equity	$2,527,370	$3,246,404

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
	Three Months Ended		(June 27, 2001) to
	March 31,		March 31,
	2008	2007	2008
Revenues:
Grant revenue	$599,991	$—	$4,248,176

	599,991	—	4,248,176

Operating expenses:
Research and development	603,478	212,608	9,353,652
General and administrative	705,642	399,114	6,333,699

	1,309,120	611,722	15,687,351

Loss from operations	(709,129)	(611,722)	(11,439,175)

Other income (expense):
Interest income	26,619	24,441	236,925
Interest expense	—	—	(5,669)

	26,619	24,441	231,256

Net loss and comprehensive loss	$(682,510)	$(587,281)	$(11,207,919)

Basic and diluted:
Loss per common share	$(0.00)	$(0.00)	$(0.03)

Weighted average shares outstanding	731,794,959	712,772,280	383,791,705

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid In Capital	Receivable	Stage	(Deficiency)
Capital contribution at inception (June 27, 2001)	—	$—	$10	$—	$—	$10
Net loss for the year ended December 31, 2001	—	—	—	—	(170,592)	(170,592)

Balance at December 31, 2001	—	—	10	—	(170,592)	(170,582)
Sale of common stock for cash	139,497,711	139,498	(139,028)	—	—	470
Issuance of common stock for technology license	35,226,695	35,227	113,629	—	—	148,856
Net loss for the year ended December 31, 2002	—	—	—	—	(618,137)	(618,137)

Balance at December 31, 2002	174,724,406	174,725	(25,389)	—	(788,729)	(639,393)
Sale of common stock for cash	61,463,911	61,464	2,398,145	—	—	2,459,609
Net loss for the year ended December 31, 2003	—	—	—	—	(947,804)	(947,804)

Balance at December 31, 2003	236,188,317	236,189	2,372,756	—	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable	74,130,250	74,130	2,915,789	(2,750,000)	—	239,919
Cash payments received on stock subscription receivable	—	—	—	750,000	—	750,000
Issuance of common stock for technology license	2,470,998	2,471	97,529	—	—	100,000
Net loss for the year ended December 31, 2004	—	—	—	—	(2,351,828)	(2,351,828)

Balance at December 31, 2004	312,789,565	312,790	5,386,074	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	—	—	—	1,500,000		1,500,000
Net loss for the year ended December 31, 2005	—	—	—	—	(1,611,086)	(1,611,086)

Balance at December 31, 2005	312,789,565	312,790	5,386,074	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable	—	—	—	500,000	—	500,000
Conversion of preferred stock to
Conversion of preferred stock to common stock	177,542,538	177,543	897,573	—	—	1,075,116
Common stock issued in connection with merger	217,994,566	217,994	1,494,855	—	—	1,712,849
Issuance of common stock for cashless warrant exercise	2,841,274	2,841	(2,841)	—	—	—
Net loss for the year ended December 31, 2006	—	—	—	—	(584,166)	(584,166)

Balance at December 31, 2006	711,167,943	711,168	7,775,661	—	(6,283,613)	2,203,216
Sale of common stock for cash	20,336,433	20,336	3,142,614	—	—	3,162,950
Issuance of common stock upon stock option exercise	123,550	124	4,876	—	—	5,000
Stock-based compensation expense	—	—	1,518,496	—	—	1,518,496
Net loss for the year ended December 31, 2007	—	—	—	—	(4,241,796)	(4,241,796)

Balance at December 31, 2007	731,627,926	731,628	12,441,647	—	(10,525,409)	2,647,866
Continued on following page

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid In Capital	Receivable	Stage	(Deficiency)
Balance at December 31, 2007	731,627,926	731,628	12,441,647	—	(10,525,409)	2,647,866
Issuance of common stock for consulting services (unaudited)	300,000	300	46,700	—	—	47,000
Stock-based compensation expense (unaudited)	—	—	380,346	—	—	380,346
Net loss for the three months ended March 31, 2008 (unaudited)	—	—	—	—	(682,510)	(682,510)

Balance at March 31, 2008 (unaudited)	731,927,926	$731,928	$12,868,693	$—	$(11,207,919)	$2,392,702

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended		From Inception
	March 31,		(June 27, 2001) to
	2008	2007	March 31, 2008
Cash flows from operating activities:
Net loss	$(682,510)	$(587,281)	$(11,207,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,688	13,910	198,745
Accretion of preferred stock redemption value	—	—	346,673
Stock-based compensation expense	380,346	45,755	1,898,842
Stock issued to consultant in lieu of cash	18,250		18,250
Changes in assets and liabilities:
Grant funds receivable	(26,676)	—	(119,936)
Prepaid expenses and other current assets	(3,199)	10,355	(52,947)
Deposits	—	—	(980)
Accounts payable and accrued expenses	(463,870)	(113,126)	134,668

Total adjustments	(82,461)	(43,106)	2,423,315

Net cash used in operating activities	(764,971)	(630,387)	(8,784,604)

Cash flows from investing activities:
Purchase of property and equipment	(2,238)	—	(154,049)

Net cash used in investing activities	(2,238)	—	(154,049)

Cash flows from financing activities:
Net proceeds from sale of common stock	897,450	250,000	10,325,807
Net proceeds from exercise of stock options	—	5,000	5,000
Net proceeds from sale of preferred stock	—	—	728,443
Proceeds from issuance of note payable	—	—	250,000
Repayment of note payable	—	—	(250,000)

Net cash provided by financing activities	897,450	255,000	11,059,250

Net increase (decrease) in cash and cash equivalents	130,241	(375,387)	2,120,597
Cash and cash equivalents at beginning of period	1,990,356	2,088,149	—

Cash and cash equivalents at end of period	$2,120,597	$1,712,762	$2,120,597

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$5,669
See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
GeoVax was originally incorporated under the laws of Illinois as Dauphin Technology, Inc. (“Dauphin”). Until December 2003, Dauphin marketed mobile hand-held, pen-based computers and broadband set-top boxes and provided private, interactive cable systems to the extended stay hospitality industry. The Company was unsuccessful and its operations were terminated in December 2003. On September 28, 2006, Dauphin completed a merger (the “Merger”) with GeoVax, Inc. which was incorporated on June 27, 2001 (date of “inception”). As a result of the Merger, the shareholders of GeoVax, Inc. exchanged their shares of common stock for Dauphin common stock and GeoVax, Inc. became a wholly-owned subsidiary of Dauphin. In connection with the Merger, Dauphin changed its name to GeoVax Labs, Inc., replaced its officers and directors with those of GeoVax, Inc. and moved its offices to Atlanta, Georgia. The Company currently does not plan to conduct any business other than GeoVax, Inc.’s business of developing new products for protection from, and treatment of, human diseases.
The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with U.S. generally accepted accounting principles. Under this method of accounting, Dauphin was treated as the “acquired” company and, for accounting purposes, the Merger was treated as the equivalent of GeoVax, Inc. issuing stock for the net monetary assets of Dauphin, accompanied by a recapitalization of GeoVax, Inc. Accordingly, all financial information prior to September 28, 2006 presented in the accompanying condensed consolidated financial statements, or in the notes herein, as well as any references to prior operations, are those of GeoVax, Inc.
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
In September 2007, the National Institutes of Health awarded the Company a grant of approximately $15 million to be funded over a 5 year period (see Note 7). The proceeds from this grant, combined with our existing cash resources and recent sales of our equity securities (see Note 8), will be sufficient to fund our planned research and development activities into the fourth quarter of 2008, but additional funds will be necessary to meet our future operating cash flow requirements. In May 2008, we entered into a $10,000,000 common stock purchase agreement with a third party institutional fund (see Note 9) which we anticipate will provide the operating capital necessary to fund our operations for at least the next two years. This financing arrangement commences upon the date on which a registration statement related to the transaction is declared effective by the U.S. Securities & Exchange Commission (“SEC”). While we believe that we will be successful in obtaining the necessary financing to fund our operations through the aforementioned financing arrangement or through other sources, there can be no assurances that such additional funding will be achieved and that we will succeed in our future operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.
The accompanying consolidated financial statements at March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007. Our operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
The Company disclosed in Note 2 to its financial statements included in the Form 10-K for the year ended December 31, 2007 those accounting policies that it considers significant in determining its results of operations and financial position. There have been no material changes to, or application of, the accounting policies previously identified and described in the Form 10-K.
2. New Accounting Pronouncements
Effective January 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value under generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The adoption of SFAS 157 had no impact on our results of operations, financial position, or cash flows.
Effective January 1, 2008, we adopted FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of SFAS 159 had no impact on our results of operations, financial position, or cash flows.
Effective January 1, 2008, we adopted FASB Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF No. 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a material impact on our results of operations, financial position, or cash flows.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. If and when GeoVax acquires one or more entities in the future, we will apply SFAS 141(R) for the purposes of accounting for such acquisitions.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. GeoVax presently has no such noncontrolling interests. If and at such time as such an interest exists, we will apply SFAS 160.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging.” SFAS 161 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 161 in the first quarter of 2009 and we are currently evaluating the impact, if any, the adoption will have on our financial statements.
We do not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

3. Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares primarily consist of employee stock options and warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 93.6 million and 66.2 million shares at March 31, 2008 and 2007, respectively.
4. Stockholders’ Equity
Common Stock Transactions
In January 2008, we entered into an agreement with a third party consultant for investor relations and financial consulting services. The agreement provides for the issuance, during 2008, of an aggregate 500,000 shares of our common stock, 300,000 of which were issued during the three months ended March 31, 2008. During the three months ended March 31, 2008, we issued 300,000 shares of our common stock pursuant to this arrangement which were valued at $47,000; $18,250 of which is recorded as general and administrative expense and $28,750 of which is recorded as a prepaid expense.
Stock Options
We currently have one equity-based compensation plan from which stock-based compensation awards can be granted to employees, directors and consultants. The following table summarizes stock option activity for the three months ended March 31, 2008:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at December 31, 2007	39,861,090	$0.12
Granted	—	—
Exercised	—	—
Forfeited or Expired	(133,333)	0.36

Outstanding at March 31, 2008	39,727,757	$0.12

Exercisable at March 31, 2008	34,658,916	$0.10
For the three month period ending March 31, 2008, we recorded total stock-based compensation expense of $380,346, which was allocated $37,917 to research and development expense and $308,409 to general and administrative expense. For the three month period ending March 31, 2007, total stock-based compensation expense was $45,755, and was allocated $7,813 to research and development expense and $37,942 to general and administrative expense. As of March 31, 2008, there was $2,011,716 of unrecognized compensation expense related to stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.7 years.
The following table sets forth fair value per share information, including related weighted average assumptions, used to determine stock-based compensation cost for our stock options consistent with the requirements of Statement of Financial Accounting Standards No.123 (revised 2004), Share-Based Payments (“SFAS 123R”). We use a Black-Scholes model for determining the grant date fair value of our stock option grants.

	Three Months Ended March 31,
	2008	2007

Weighted average fair value per share of options granted	n/a	$0.31
Weighted average assumptions:
Expected volatility	n/a	107.91
Expected annual dividend yield	n/a	0.00%
Risk-free rate of return	n/a	4.46%
Expected option term (years)	n/a	7.0
Compensatory Warrants
We may, from time to time, issue stock purchase warrants to consultants or others in exchange for services. The following table summarizes our compensatory warrant activity for the three months ended March 31, 2008:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at December 31, 2007	2,700,000	$0.33
Granted	2,700,000	0.33
Exercised	—	—
Forfeited or Expired	(2,700,000)	0.33

Outstanding at March 31, 2008	2,700,000	$0.33

Exercisable at March 31, 2008	1,080,000	$0.33
Expense associated with compensatory warrants was $34,020 for three month period ending March 31, 2008, all of which was allocated to general and administrative expense. No expense was recorded for the comparable period in 2007. As of March 31, 2008, there was $102,060 of unrecognized compensation expense related to compensatory warrant arrangements, which is expected to be recognized over a weighted average period of 0.8 years.
We use a Black-Scholes model for determining the grant date fair value of our compensatory warrants. The significant assumptions we used in our fair value calculations were as follows:

	Three Months Ended March 31,
	2008	2007

Weighted average fair value per share of options granted	$0.05	n/a
Weighted average assumptions:
Expected volatility	94.86%	n/a
Expected annual dividend yield	0.00%	n/a
Risk-free rate of return	2.01%	n/a
Expected option term (years)	2.5	n/a
Investment Warrants
In addition to outstanding stock options and compensatory warrants, as of March 31, 2008 we have a total of 51,076,504 outstanding stock purchase warrants issued to investors with exercise prices ranging from $0.07 to $0.75. Such warrants have a weighted-average exercise price of $0.22 and a weighted-average remaining contractual life of 3.0 years.
5. Commitments – Manufacturing Contracts
We have entered into manufacturing contracts with third party suppliers for the production of vaccine to be used in our Phase II human clinical trials planned for 2008. At March 31, 2008, there is approximately $846,000 of unrecorded contractual commitments associated with these arrangements, for services expected to be rendered to us during the remainder of 2008.
6. Income Taxes
Because of our historically significant net operating losses, we have not been subject to income tax since inception. We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets are comprised primarily of net operating loss carryforwards and also include amounts relating to nonqualified stock options and research and development credits. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of our future profitability and our ability to utilize the deferred tax assets. Utilization of operating losses and credits may be subject to substantial annual limitations due to ownership change provisions of Section 382 of the Internal Revenue Code. The annual limitation may result in the expiration of net operating losses and credits before utilization.
7. Receipt of NIH Grant
In September 2007, the National Institutes of Health (NIH) awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant covers a five year period commencing October 2007, with an award of approximately $3 million per year, or $15 million in the aggregate. We will utilize this funding to further our HIV/AIDS vaccine development, optimization, production and human clinical trial testing including Phase 2 human clinical trials planned for 2008. We record revenue associated with the grant as the related costs and expenses are incurred. During the three months ended March 31, 2008, we recorded $599,991 of revenue associated with the grant, $119,936 of which was received in April 2008 and is recorded as a receivable at March 31, 2008 in the accompanying Condensed Consolidated Balance Sheet.
8. Subsequent Event – Private Placement of Common Stock and Warrants
In April and May 2008, we sold an aggregate of 4,677,419 shares of our common stock to individual accredited investors for an aggregate purchase price of $725,000. We also issued to the investors warrants to purchase an aggregate of 5,846,774 shares of common stock at a price of $0.33 per share with a four year term.
9. Subsequent Event – Common Stock Purchase Agreement
In May 2008, we signed a common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion”) which provides for the sale of up to $10 million of shares of our common stock. Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion. Under the registration rights agreement, we agreed to file a registration statement related to the transaction with the SEC covering the shares that have been issued or may be issued to Fusion under the common stock purchase agreement. Once the SEC has declared effective the registration statement related to the transaction, we will have the right over a 25-month period to sell our shares of common stock to Fusion from time to time in amounts between $80,000 and $1 million, depending on certain conditions as set forth in the agreement, up to an aggregate of $10 million.
The purchase price of the shares related to the $10.0 million of future funding will be based on the prevailing market prices of our shares at the time of sales without any fixed discount, and we will control the timing and amount of any sales of shares to Fusion. Fusion shall not have the right or the obligation to purchase any shares of our common stock on any business day that the purchase price of our common stock is below $0.05. The common stock purchase agreement may be terminated by us at any time at our discretion without any additional cost to us. There are no negative covenants, restrictions on future financings, penalties or liquidated damages in the agreement.
In consideration for entering into the agreement, upon execution of the common stock purchase agreement we issued to Fusion 2,480,510 shares of our common stock as a commitment fee. Also, we agreed to issue to Fusion up to an additional 2,480,510 shares as a commitment fee, on a pro rata basis, as we receive the $10 million of future funding. We had previously issued 200,000 shares of our common stock to Fusion (together with a nominal cash advance) against expenses upon execution of the related term sheet. We have reserved 37,480,510 of our authorized but unissued shares, in the aggregate, for issuance pursuant to the common stock purchase agreement (including the 2,480,510 unissued commitment fee shares).

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations
FORWARD LOOKING STATEMENTS
In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,” ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
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
Our AIDS vaccine candidates have successfully completed preclinical efficacy testing in non-human primates and Phase I clinical testing trials in humans. The human trial was conducted by the HIV Vaccine Trials Network (HVTN), a division of the National Institute of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH) and was satisfactorily concluded in June 2004. A series of four additional Phase I human trials (conducted by the HVTN) evaluating our AIDS vaccines at several locations in the United States began in April 2006. One trial began in April 2006, a second trial began in September 2006, and the third and fourth trials began in July 2007.
We anticipate beginning a Phase II human clinical trial for our preventative AIDS vaccine candidate in mid-2008. The costs of conducting our human clinical trials to date have been borne by HVTN, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. We expect that HVTN will also bear the cost of conducting our Phase II human clinical study planned for 2008, but we can not predict the level of support we will receive from HVTN for any additional clinical studies. Our operations are also partially supported by an Integrated Preclinical/Clinical AIDS Vaccine Development [IPCAVD] Grant from the NIH. This grant will provide approximately $15 million to us over a five year period that began in October 2007. As we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. It will, therefore, be necessary for us to look to other sources of funding in order to finance our development activities.
We anticipate incurring additional losses for several years as we expand our drug development and clinical programs and proceed into higher cost human clinical trials. Conducting clinical trials for our vaccine candidates in development is a lengthy, time-consuming and expensive process. We do not expect to generate product sales from our development efforts for several years. If we are unable to successfully develop and market pharmaceutical products over the next several years, our business, financial condition and results of operations will be adversely impacted.
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
Revenue Recognition
We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB No. 104”). SAB No. 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. Our revenue consists primarily of government grant revenue, which is recorded as income as the related costs are incurred.
Stock-Based Compensation
Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No.123 (revised 2004), Share-Based Payments (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values on the grant date. SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. We adopted SFAS 123R using the prospective application method which requires us to apply the provisions of SFAS 123R prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award.
Liquidity and Capital Resources
At March 31, 2008, we had cash and cash equivalents of $2,120,597 and total assets of $2,527,370, as compared to $1,990,356 and $3,246,404, respectively, at December 31, 2007. Working capital totaled $2,187,562 at March 31, 2008, compared to $2,432,276 at December 31, 2007. The December 31, 2007 balance included stock subscription receivables of $897,450 relating to sales of GeoVax common shares which amounts were collected in January 2008.
Sources and Uses of Cash. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. Our primary sources of cash are from sales of our equity securities and from government grant funding.
Cash Flows from Operating Activities. Net cash used in operating activities was $764,971 and $630,387 for the three months ended March 31, 2008 and 2007, respectively. Generally, the fluctuations between years are primarily due to fluctuations in our net losses which, in turn, result from fluctuations in expenditures from our research activities, offset by net changes in our assets and liabilities.
Cash Flows from Investing Activities. Our investing activities have consisted predominantly of capital expenditures. Capital expenditures for the three months ended March 31, 2008 and 2007 were $2,238 and $0.00, respectively.
Cash Flows from Financing Activities. In September 2007, the National Institutes of Health (NIH) awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant covers a five year period commencing October 2007, with an award of approximately $3 million per year, or $15 million in the aggregate. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization, production and human clinical trial testing including Phase 2 human clinical trials planned for 2008. The proceeds from this grant, combined with our existing cash resources and recent sales of our equity securities, will be sufficient to fund our planned research and development activities into the fourth quarter of 2008, but additional funds will be necessary to meet our future operating cash flow requirements.
Net cash provided by financing activities was $897,450 and $255,000 for the three months ended March 31, 2008 and 2007, respectively. In January 2008, we received $897,450 as payment of stock subscriptions receivable related to the sale of our common stock to individual accredited investors in December 2007. During three months ended March 31, 2007, we received $250,000 in net proceeds from the sale of our common stock related to private transactions with individual accredited investors, as well as $5,000 from the exercise of stock options by a former employee.
In May 2008, we signed a common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion”) which provides for the sale of up to $10 million of shares of our common stock. Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion. Under the registration rights agreement, we agreed to file a registration statement related to the transaction with the SEC covering the shares that have been issued or may be issued to Fusion under the common stock purchase agreement. Once the SEC has declared effective the registration statement related to the transaction, we will have the right over a 25-month period to sell our shares of common stock to Fusion from time to time in amounts between $80,000 and $1 million, depending on certain conditions as set forth in the agreement.

We believe that our current working capital, combined with the proceeds from the IPCAVD grant from the NIH, will be sufficient to support our planned level of operations into the fourth quarter of 2008, and that future proceeds we may receive under our agreement with Fusion will help support our operations beyond that time. The availability of the funding under Fusion agreement will be dependent upon the SEC declaring effective a registration statement related to the transaction and the market price of our common stock. The extent to which we rely on the Fusion agreement as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we can secure working capital from other sources if we choose to seek such other sources. While we believe that we will be successful in obtaining the necessary financing to fund our operations through the agreement with Fusion or through other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all.
Our capital requirements, particularly as they relate to product research and development, have been and will continue to be significant. We intend to seek FDA approval of our products, which may take several years. We will not generate revenues from the sale of our products for at least several years, if at all. We will be dependent on obtaining financing from third parties in order to maintain our operations, including our clinical program. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.
Contractual Obligations and Commitments. We have entered into manufacturing contracts with third party suppliers for the production of vaccine to be used in our Phase II human clinical trials planned for 2008. At March 31, 2008, there is approximately $846,000 of unrecorded contractual commitments associated with these arrangements, for services expected to be rendered to us during the remainder of 2008. We have no other significant purchase commitments, lease obligations, long-term debt obligations or other long-term liabilities.
Results of Operations
Net Loss. We recorded net losses of $682,510 and $587,281 for the three months ended March 31, 2008 and 2007, respectively. Our operating results typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities.
Grant Revenue. During the three months ended March 31, 2008 we recorded grant revenue of $599,991, as compared to $0.00 recorded during the three months ended March 31, 2007. In September 2007, the National Institutes of Health (NIH) awarded to GeoVax an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for this grant covers a five year period which commenced in October 2007, with an award of approximately $3 million per year, or $15 million in the aggregate. We will utilize this funding to further our HIV/AIDS vaccine development, optimization, production and human clinical trial testing including Phase 2 human clinical trials planned to commence in mid-2008. The revenue associated with this grant is recorded as the related costs and expenses are incurred.
Research and Development. During the three months ended March 31, 2008, we incurred $603,478 of research and development expense as compared to $212,608 during the three months ended March 31, 2007. These amounts include non-cash stock compensation expense of $37,917 and $7,813, respectively (see discussion below). Research and development expenses vary considerably on a period-to-period basis, primarily depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties. The increase in research and development expense from the 2007 period to the 2008 period is due primarily to costs associated with our vaccine manufacturing activities in preparation for the commencement of Phase 2 clinical testing later this year, and also due to higher personnel costs associated with the addition of new personnel. We expect that our research and development costs will increase as we enter Phase II clinical trials and will continue to increase as we progress through the human clinical trial process leading up to possible product approval by the FDA.
General and Administrative Expense. During the three months ended March 31, 2008 and 2007, our general and administrative expense was $705,642 and $399,114, respectively. These amounts include non-cash stock compensation expense of $308,409 and $37,942, respectively (see discussion below). General and administrative expense for the 2008 period also includes non-cash charges of $52,270 associated with the issuance of stock and stock purchase warrants to a third party consultant for investor relations and financial consulting services. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. We expect that our general and administrative costs will increase in the future in support of expanded research and development activities and other general corporate activities.
Stock-Based Compensation Expense. During the three months ended March 31, 2008, we recorded total stock-based compensation expense of $348,326, which was allocated to research and development expense ($37,917), or general and administrative expense ($310,409) according to the classification of cash compensation paid to the employee, consultant or director to which the stock compensation was granted. During the three months ended March 31, 2007, we recorded total stock-based compensation expense of $45,755, of which $7,813 was allocated to research and development expense, and $37,942 to general and administrative expense. During the three months ended March 31, 2008, we also recorded $18,250 of expense associated with the issuance of our common stock and $34,020 associated with the issuance of stock purchase warrants, to a third party consultant for investor relations and financial advisory services. Stock-based compensation expense is calculated and recorded in accordance with the provisions of SFAS 123R. We adopted SFAS 123R using the prospective application method which requires us to apply its provisions prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award.
Other Income & Expense. Interest income for the three months ended March 31, 2008 and 2007 was $26,619 and $24,441, respectively. Variances between periods are primarily attributable to the incremental cash balances available for investment during each respective period.
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
Changes in internal control over financial reporting There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1 Legal Proceedings
None
Item 1A Risk Factors
For information regarding factors that could affect the our results of operations, financial condition or liquidity, see the risk factors discussed under “Risk Factors” in Item 1A of our most recent Annual Report on Form 10-K. See also “Forward-Looking Statements,” included in Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in our most recent Annual Report on Form 10-K.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
In January and March 2008 we issued 200,000 shares and 100,000 shares, respectively, of our common stock, $0.001 par value, to Equinox One Consulting, LLC (“Equinox One”) related to a Consulting Agreement previously reported on Form 8-K on January 18, 2008. Pursuant to the agreement, Equinox One is to provide public and financial relations services to us through December 31, 2008. We agreed to issue up to 500,000 shares in the aggregate, and we are to issue 100,000 additional shares on each of June 30, 2008 and September 30, 2008. We also issued a warrant to Equinox One to purchase up to 2,700,000 shares of our common stock at $0.33 per share. The warrant vests in the amount of 540,000 shares on each of January 1, March 31, June 30, September 30, and December 31, 2008. It expires on December 31, 2011. We relied on section 4(2) of the Securities Act of 1933 to issue the common stock and warrant, inasmuch as the common stock was issued to a single private entity which is an accredited investor that purchased its securities as an investment in a private transaction without any form of general solicitation or general advertising.
Item 3 Defaults Upon Senior Securities
None.
Item 4 Submission of Matters to a Vote of Security Holders
None
Item 5 Other Information
None.
Item 6 Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation (1)

3.2	Articles of Merger, dated September 16, 1991 (2)

3.3	Bylaws, as amended December 7, 2006 (3)

10.1*	Employment Agreement with Robert T. McNally (4)

10.2*	Consulting Agreement with Donald G. Hildebrand (4)

10.3*	Employment Agreement with Mark Reynolds (5)

10.9	Consulting Agreement and Warrant Agreement between GeoVax Labs, Inc. and Equinox One Consulting LLC (6)

10.10	Common Stock Purchase Agreement, dated as of May 8, 2008, by and between GeoVax Labs, Inc. and Fusion Capital Fund II, LLC (7)

10.11	Registration Rights Agreement, dated as of May 8, 2008, by and between GeoVax Labs, Inc. and Fusion Capital Fund II, LLC (7)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 **

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 **

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Indicates a management contract or compensatory plan or arrangement

**	Filed herewith

(1)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.

(3)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007

(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008

(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008

(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008

(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2008

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC. (Registrant)
Date: May 12, 2008	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.