Form 10-Q
period 2008-06-30
Geovax Labs, Inc.
filed 2008-08-11
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-52091
GEOVAX LABS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0455038
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1256 Briarcliff Road, N.E.
Emtech Bio Suite 500
Atlanta, Georgia	30306
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of August 11, 2008, 744,134,729 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.
AND SUBSIDIARY
Index

Page
Part I — FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	1
Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2008 and 2007 and for the period from inception (June 27, 2001) to June 30, 2008	2
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (June 27, 2001) to June 30, 2008	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and for the period from inception (June 27, 2001) to June 30, 2008	5
Notes to Consolidated Financial Statements	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 Quantitative and Qualitative Disclosures about Market Risk	15

Item 4 Controls and Procedures	15

Part II. — OTHER INFORMATION

Item 1 Legal Proceedings	16

Item 1A Risk Factors	16

Item 2 Unregistered Sale of Equity Securities and Use of Proceeds	16

Item 3 Default Upon Senior Securities	16

Item 4 Submission of Matters to a Vote of Security Holders	16

Item 5 Other Information	16

Item 6 Exhibits	17

SIGNATURES	18
EX-31.1 SECTION 302 CERTIFICATION OF PRESIDENT & CHIEF EXECUTIVE OFFICER
EX-31.2 SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER
EX-32.1 SECTION 906 CERITIFCATION OF PRESIDENT & CHIEF EXECUTIVE OFFICER
EX-32.2 SECTION 906 CERTIFICATION OF CHIEF FINANCIAL OFFICER

Part I — FINANCIAL INFORMATION
Item 1 Financial Statements
GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,133,839	$1,990,356
Grant funds receivable	95,776	93,260
Stock subscriptions receivable	—	897,450
Prepaid expenses and other	42,574	49,748

Total current assets	3,272,189	3,030,814

Property and equipment, net of accumulated depreciation of $89,600 and $76,667 at June 30, 2008 and December 31, 2007, respectively	127,857	75,144

Other assets:
Licenses, net of accumulated amortization of $121,832 and $109,390 at June 30, 2008 and December 31, 2007, respectively	127,024	139,466
Deferred offering costs	483,909	—
Deposits	980	980

Total other assets	611,913	140,446

Total assets	$4,011,959	$3,246,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$325,956	$390,993
Amounts payable to Emory University (a related party)	26,367	156,225
Accrued salaries	—	51,320

Total current liabilities	352,323	598,538

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value, 900,000,000 shares authorized 743,414,885 and 731,627,926 shares outstanding at June 30, 2008 and December 31, 2007, respectively	743,415	731,628
Additional paid-in capital	15,408,492	12,441,647
Deficit accumulated during the development stage	(12,492,271)	(10,525,409)

Total stockholders’ equity	3,659,636	2,647,866

Total liabilities and stockholders’ equity	$4,011,959	$3,246,404
See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		From Inception
	June 30,		June 30,		(June 27, 2001) to
	2008	2007	2008	2007	June 30, 2008
Revenues
Grant revenue	$376,078	$—	$976,069	$—	$4,624,254

	376,078	—	976,069	—	4,624,254

Operating expenses:
Research and development	759,208	701,281	1,362,686	913,018	10,112,860
General and administrative	917,702	650,190	1,623,344	1,050,175	7,251,401

	1,676,910	1,351,471	2,986,030	1,963,193	17,364,261

Loss from operations	(1,300,832)	(1,351,471)	(2,009,961)	(1,963,193)	(12,740,007)

Other income (expense):
Interest income	16,480	18,345	43,099	42,786	253,405
Interest expense	—	—	—	—	(5,669)

	16,480	18,345	43,099	42,786	247,736

Net loss and comprehensive loss	$(1,284,352)	$(1,333,126)	$(1,966,862)	$(1,920,407)	$(12,492,271)

Basic and diluted:
Loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Weighted average shares outstanding	738,351,064	711,167,943	735,073,011	712,803,664	398,384,604
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
Continued on following page

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid In Capital	Receivable	Stage	(Deficiency)
Balance at December 31, 2007	731,627,926	731,628	12,441,647	—	(10,525,409)	2,647,866
Sale of common stock for cash (unaudited)	8,806,449	8,806	1,356,194	—	—	1,365,000
Issuance of common stock for fees related to common stock purchase agreement (unaudited)	2,680,510	2,681	387,319	—	—	390,000
Stock-based compensation (unaudited)
Stock options	—	—	1,098,692	—	—	1,098,692
Consultant warrants	—	—	77,940	—	—	77,940
Issuance of common stock for consulting services	300,000	300	46,700	—	—	47,000
Net loss for the six months ended June 30, 2008 (unaudited)	—	—	—	—	(1,966,862)	(1,966,862)

Balance at June 30, 2008 (unaudited)	743,414,935	$743,415	$15,408,492	$—	$(12,492,271)	$3,659,636

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended		From Inception
	June 30,		(June 27, 2001) to
	2008	2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(1,966,862)	$(1,920,407)	$(12,492,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,375	27,820	211,432
Accretion of preferred stock redemption value	—	—	346,673
Stock-based compensation expense	1,214,465	274,984	2,732,961
Changes in assets and liabilities:
Grant funds receivable	(2,516)	—	(95,776)
Prepaid expenses and other current assets	16,341	(38,429)	(33,407)
Deposits	—	—	(980)
Accounts payable and accrued expenses	(246,215)	322,185	352,323
Total adjustments	1,007,450	586,560	3,513,226

Net cash used in operating activities	(959,412)	(1,333,847)	(8,979,045)

Cash flows from investing activities:
Purchase of property and equipment	(65,646)	—	(217,457)

Net cash used in investing activities	(65,646)	—	(217,457)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,262,450	250,000	11,690,807
Costs associated with common stock purchase agreement	(93,909)	—	(93,909)
Net proceeds from exercise of stock options	—	5,000	5,000
Net proceeds from sale of preferred stock	—	—	728,443
Proceeds from issuance of note payable	—	—	250,000
Repayment of note payable	—	—	(250,000)

Net cash provided by financing activities	2,168,541	255,000	12,330,341

Net increase (decrease) in cash and cash equivalents	1,143,483	(1,078,847)	3,133,839
Cash and cash equivalents at beginning of period	1,990,356	2,088,149	—

Cash and cash equivalents at end of period	$3,133,839	$1,009,302	$3,133,839

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$5,669
See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
GeoVax was originally incorporated under the laws of Illinois as Dauphin Technology, Inc. (“Dauphin”). Until December 2003, Dauphin marketed mobile hand-held, pen-based computers and broadband set-top boxes and provided private, interactive cable systems to the extended stay hospitality industry. The Company was unsuccessful and its operations were terminated in December 2003. On September 28, 2006, Dauphin completed a merger (the “Merger”) with GeoVax, Inc. which was incorporated on June 27, 2001 (date of “inception”). As a result of the Merger, the shareholders of GeoVax, Inc. exchanged their shares of common stock for Dauphin common stock and GeoVax, Inc. became a wholly-owned subsidiary of Dauphin. In connection with the Merger, Dauphin changed its name to GeoVax Labs, Inc., replaced its officers and directors with those of GeoVax, Inc. and moved its offices to Atlanta, Georgia. The Company currently does not plan to conduct any business other than GeoVax, Inc.’s business of developing new products for protection from, and treatment of, human diseases. The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with U.S. generally accepted accounting principles. Under this method of accounting, Dauphin was treated as the “acquired” company and, for accounting purposes, the Merger was treated as the equivalent of GeoVax, Inc. issuing stock for the net monetary assets of Dauphin, accompanied by a recapitalization of GeoVax, Inc. Accordingly, all financial information prior to September 28, 2006 presented in the accompanying condensed consolidated financial statements, or in the notes herein, as well as any references to prior operations, are those of GeoVax, Inc. In June 2008, the Company was reincorporated under the laws of the State of Delaware.
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
In September 2007, the National Institutes of Health awarded the Company a grant of approximately $15 million to be funded over a 5 year period (see Note 7). Management expects that the proceeds from this grant, combined with our existing cash resources, will be sufficient to fund our planned research and development activities through the end of 2008, but additional funds will be necessary to meet our future operating cash flow requirements. In May 2008, we entered into a $10 million common stock purchase agreement with a third party institutional fund (see Note 4) which we intend to utilize to help meet our additional cash needs. The extent to which we rely on the common stock purchase agreement as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we can secure working capital from other sources if we choose to seek such other sources. Even if we are able to access the full $10 million under the arrangement, we may still need additional capital to fully implement our business, operating and development plans. While we believe that we will be successful in obtaining the necessary financing to fund our operations through the aforementioned financing arrangement or through other sources, there can be no assurances that such additional funding will be achieved and that we will succeed in our future operations. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
The accompanying financial statements at June 30, 2008 and for the three month and six month periods ended June 30, 2008 and 2007 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company’s management believes to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007. Our operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.
The Company disclosed in Note 2 to its financial statements included in the Form 10-K for the year ended December 31, 2007 those accounting policies that it considers significant in determining its results of operations and financial position. There have been no material changes to, or application of, the accounting policies previously identified and described in the Form 10-K.
2. New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which became effective for the Company on January 1, 2008. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value under generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued Staff Position No. 157-2, (“FSP 157-2”) which delays the January 1, 2008, effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. Implementation of these standards had no impact on our results of operations, financial position, or cash flows
Effective January 1, 2008, we adopted FASB Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. We currently have no instruments for which we are applying the fair value accounting option provided by SFAS 159, therefore the adoption of SFAS 159 had no impact on our results of operations, financial position, or cash flows.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. If and when GeoVax acquires one or more entities in the future, we will apply SFAS 141(R) for the purposes of accounting for such acquisitions.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. GeoVax presently has no such noncontrolling interests. If and at such time as such an interest exists, we will apply SFAS 160.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging.” SFAS 161 is effective for fiscal years beginning after

November 15, 2008. We will adopt SFAS 161 in the first quarter of 2009 and currently expect such adoption to have no impact on our results of operations, financial position, or cash flows.
In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for GeoVax in the first quarter of 2009. We are currently assessing the impact of FSP 142-3 on our financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not anticipate the adoption of SFAS 162 to have a material impact on our results of operations, financial position, or cash flows.
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for GeoVax in the first quarter of 2009. We are currently assessing the impact of EITF 03-6-1, but do not expect that such adoption will have a material effect on our results of operations, financial position, or cash flows.
We do not believe that any other recently issued, but not yet effective, accounting or reporting standards if currently adopted would have a material effect on our financial statements.
3. Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares primarily consist of employee stock options and warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 110.0 million and 66.9 million shares at June 30, 2008 and 2007, respectively.
4. Stockholders’ Equity
Common Stock Transactions
In January 2008, we entered into an agreement with a third party consultant for investor relations and financial consulting services. The agreement provides for the issuance during 2008 of an aggregate 500,000 shares of our common stock, 200,000 of which were issued in January and 100,000 shares were issued in March. We have recorded general and administrative expense of $19,583 and $37,833 for the three month and six month periods ended June 30, 2008, respectively, pursuant to this arrangement, with $9,167 recorded as a prepaid expense as of June 30, 2008.
In April and May 2008, we sold an aggregate of 8,806,449 shares of our common stock to 16 individual accredited investors for an aggregate purchase price of $1,365,000. We also issued to the investors warrants to purchase an aggregate of 14,104,841 shares of common stock at a price of $0.33 per share with four or five year terms.
Common Stock Purchase Agreement
In May 2008, we signed a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion”). The Purchase Agreement allows us to require Fusion to purchase up to $10 million of our common stock in amounts ranging from $80,000 to $1.0 million per purchase transaction, depending on certain conditions, from time to time over a 25-month period beginning July 1, 2008, the date on which the SEC declared effective the registration statement related to the transaction.
The purchase price of the shares related to the $10.0 million of future funding will be based on the prevailing market prices of our shares at the time of sales without any fixed discount, and we will control the timing and amount of any sales of shares to Fusion. Fusion does not have the right or the obligation to purchase any shares of our common stock on any business day that the purchase price of our common stock is below $0.05. The Purchase Agreement may be terminated by us at any time at our discretion without any additional cost to us. There are no negative covenants, restrictions on future financings, penalties or liquidated damages in the agreement.
In consideration for entering into the Purchase Agreement, upon execution of the Purchase Agreement we issued to Fusion 2,480,510 shares of our common stock as a commitment fee and we agreed to issue to Fusion up to an additional 2,480,510 commitment fee shares, on a pro rata basis, as we receive the $10 million of future funding. We also issued 200,000 shares of our common stock to Fusion (together with a nominal cash advance) as reimbursement for due diligence expenses. We have reserved 37,480,510 of our authorized but unissued shares, in the aggregate, for issuance pursuant to the Purchase Agreement (including the 2,480,510 unissued commitment fee shares). We have recorded the aggregate value of the commitment fee shares, due diligence fee shares and cash payment issued to Fusion Capital, together with the legal and accounting fees associated with the transaction and the SEC registration, as a Deferred Offering Cost and such cost will be charged to stockholders’ equity upon the issuance of shares sold to Fusion Capital pursuant to the Purchase Agreement. We did not sell any shares to Fusion pursuant to the Purchase Agreement during the six month period ending June 30, 2008 (see Note 8).
Stock Options
We currently have one equity-based compensation plan from which stock-based compensation awards can be granted to employees, directors and consultants. The following table summarizes stock option activity for the six months ended June 30, 2008:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at December 31, 2007	39,861,090	$0.12
Granted	2,400,000	0.17
Exercised	—	—
Forfeited or Expired	(133,333)	0.36

Outstanding at June 30, 2008	42,127,757	$0.12

Exercisable at June 30, 2008	34,757,757	$0.10
We recorded total stock-based compensation expense related to our stock option plan of $752,366 and $1,098,692 for the three month and six month periods ending June 30, 2008, respectively; and $229,229 and $274,984 for the three month and six month periods ending June 30, 2007, respectively. The 2008 expense (for both periods) includes $425,725 associated with extensions of previously issued stock option grants to several employees, which are accounted for as reissuances. The table below shows the allocation of stock-based compensation expense between general and administrative expense and research and development expense. As of June 30, 2008, there was $2,030,675 of unrecognized compensation expense related to stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.7 years.

	Three Months Ended June 30,		Six Months Ended June 30,
Expense Allocated to:	2008	2007	2008	2007

General and Administrative Expense	$405,058	$222,286	$715,867	$261,099
Research and Development Expense	347,308	6,943	382,825	13,885

Total Stock-Based Compensation Expense	$752,366	$229,229	$1,098,692	$274,984

Compensatory Warrants
We may, from time to time, issue stock purchase warrants to consultants or others in exchange for services. The following table summarizes our compensatory warrant activity for the six months ended June 30, 2008:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at December 31, 2007	2,700,000	$0.33
Granted	2,700,000	0.33
Exercised	—	—
Forfeited or Expired	(2,700,000)	0.33

Outstanding at June 30, 2008	2,700,000	$0.33

Exercisable at June 30, 2008	1,620,000	$0.33
Expense associated with compensatory warrants was $43,920 and $77,940, for three month and six month periods ending June 30, 2008, respectively, all of which was allocated to general and administrative expense. No expense was recorded for the comparable periods in 2007. As of June 30, 2008, there was $87,840 of unrecognized compensation expense related to compensatory warrant arrangements, which is expected to be recognized over a weighted average period of 0.5 years.
Investment Warrants
In addition to outstanding stock options and compensatory warrants, as of June 30, 2008 we have a total of 65,181,345 outstanding stock purchase warrants issued to investors with exercise prices ranging from $0.07 to $0.75 per share. Such warrants have a weighted-average exercise price of $0.25 per share and a weighted-average remaining contractual life of 3.1 years.
5. Commitments
We have entered into manufacturing contracts with third party suppliers for the production of vaccine to be used in our Phase 2 human clinical trial currently planned to begin in the fall of 2008. At June 30, 2008, there are approximately $824,000 of unrecorded contractual commitments associated with these arrangements, for services expected to be rendered to us during the remainder of 2008.
6. Income Taxes
Because of our historically significant net operating losses, we have not been subject to income taxes since inception. We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets are comprised primarily of net operating loss carryforwards and also include amounts relating to nonqualified stock options and research and development credits. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of our future profitability and our ability to utilize the deferred tax assets. Utilization of operating losses and credits may be subject to substantial annual limitations due to ownership change provisions of Section 382 of the Internal Revenue Code. The annual limitation may result in the expiration of net operating losses and credits before utilization.
7. NIH Grant Funding
In September 2007, the National Institutes of Health (NIH) awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant covers a five year period commencing October 2007, with an award of approximately $3 million per year, or $15 million in the aggregate. We will utilize this funding to further our HIV/AIDS vaccine development, optimization, production and human clinical trial testing including Phase 2 human clinical trials planned for 2008. We record revenue associated with the grant as the related costs and expenses are incurred. During the six months ended June 30, 2008, we recorded $976,069 of revenue associated with the grant, $95,776 of which was received in July 2008 and is recorded as a receivable at June 30, 2008 in the accompanying Condensed Consolidated Balance Sheet.

8. Subsequent Events
During July 2008, we signed a non-binding letter of intent for a joint collaboration and commercial license for the use of vaccine manufacturing technology owned by Vivalis S.A., a French biopharmaceutical company. Subsequent to the signing of the letter of intent, we paid a signing fee of approximately $238,000 to Vivalis, and upon signing the final license agreement, we will incur a commitment of approximately $1.1 million as our contribution to the joint development effort during 2008 and 2009.
On July 28, 2008 we sold an aggregate of 500,000 shares of our common stock to Fusion under the terms of the Purchase Agreement at an average price of $0.16 per share and received proceeds of $80,000. An additional 19,844 shares were issued to Fusion pursuant to our deferred commitment fee arrangement (see Note 4).
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
Our AIDS vaccine candidates have successfully completed preclinical efficacy testing in non-human primates and Phase 1 clinical testing trials in humans. The human trial was conducted by the HIV Vaccine Trials Network (HVTN), a division of the National Institute of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH) and was satisfactorily concluded in June 2004. A series of four additional Phase 1 human trials (conducted by the HVTN) evaluating our AIDS vaccines at several locations in the United States began in April 2006. One trial began in April 2006, a second trial began in September 2006, and the third and fourth trials began in July 2007.

We anticipate beginning a Phase 2 human clinical trial for our preventative AIDS vaccine candidate in the fall of 2008. The costs of conducting our human clinical trials to date have been borne by HVTN, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. We expect that HVTN will also bear the cost of conducting our Phase 2 human clinical study planned for 2008, but we can not predict the level of support we will receive from HVTN for any additional clinical studies. Our operations are also partially supported by an Integrated Preclinical/Clinical AIDS Vaccine Development [IPCAVD] Grant from the NIH. This grant will provide approximately $15 million to us over a five year period that began in October 2007. As we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. It will, therefore, be necessary for us to look to other sources of funding in order to finance our development activities.
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
Liquidity and Capital Resources
At June 30, 2008, we had cash and cash equivalents of $3,133,839 and total assets of $4,011,959, as compared to $1,990,356 and $3,246,404, respectively, at December 31, 2007. Working capital totaled $2,919,866 at June 30, 2008, compared to $2,432,276 at December 31, 2007. The December 31, 2007 balance included stock subscriptions receivable of $897,450 relating to sales of GeoVax common shares which amounts were received in January 2008.

Sources and Uses of Cash. We are a development-stage company and do not have any products approved for sale. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. Our primary sources of cash are from sales of our equity securities and from government grant funding.
Cash Flows from Operating Activities. Net cash used in operating activities was $959,412 for the six months ended June 30, 2008, as compared to $1,333,847 for the comparable period in 2007. Generally, the differences between years are due to fluctuations in our net losses, offset by net changes in our assets and liabilities.
In September 2007, the National Institutes of Health (NIH) awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant covers a five year period commencing October 2007, with an award of approximately $3 million per year, or $15 million in the aggregate. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization, production and human clinical trial testing including Phase 2 human clinical trials planned for 2008. The funding we receive pursuant to this grant is recorded as revenue at the time the related expenditures are incurred, and thus partially offsets our net losses.
Cash Flows from Investing Activities. Our investing activities have consisted predominantly of capital expenditures. Capital expenditures for the six months ended June 30, 2008 and 2007 were $65,646 and $-0-, respectively.
Cash Flows from Financing Activities. Net cash provided by financing activities was $2,168,541 and $255,000 for the six months ended June 30, 2008 and 2007, respectively. The cash generated by our financing activities generally relates to the sale of our common stock to individual accredited investors, offset by costs associated with our financing arrangement with Fusion Capital (see below).
In May 2008, we signed a common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion”) which provides for the sale of up to $10 million of shares of our common stock. In connection with this agreement, we agreed to file a registration statement related to the transaction with the SEC covering the shares that have been issued or may be issued to Fusion under the common stock purchase agreement. The SEC declared effective the registration statement on July 1,2008, and we now have the right until July 1, 2010 to sell our shares of common stock to Fusion from time to time in amounts ranging from $80,000 to $1 million per purchase transaction, depending on certain conditions as set forth in the agreement. No sales were made to Fusion pursuant to the agreement during the six months ended June 30, 2008.
We believe that our current working capital, combined with the proceeds from the IPCAVD grant from the NIH, will be sufficient to support our planned level of operations through the end of 2008, and that future proceeds we may receive under our agreement with Fusion will help support our operations beyond that time. The extent to which we rely on the Fusion agreement as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we can secure working capital from other sources if we choose to seek such other sources. Even if we are able to access the full $10 million under the Fusion agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects. While we believe that we will be successful in obtaining the necessary financing to fund our operations through the agreement with Fusion or through other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all.
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
Contractual Obligations and Commitments. We have entered into manufacturing contracts with third party suppliers for the production of vaccine to be used in our Phase II human clinical trials planned to begin during 2008. At June 30, 2008, there are approximately $824,000 of unrecorded contractual commitments associated with these arrangements, for services expected to be rendered to us during the remainder of 2008.

During July 2008, we signed a non-binding letter of intent for a joint collaboration and commercial license for the use of vaccine manufacturing technology owned by Vivalis S.A., a French biopharmaceutical company. Subsequent to the signing of the letter of intent, we paid a signing fee of approximately $238,000 to Vivalis, and upon signing the final license agreement, we will incur a commitment of approximately $1.1 million as our contribution to the joint development effort during 2008 and 2009.
We have no other significant purchase commitments, lease obligations, long-term debt obligations or other long-term liabilities.
Results of Operations
Net Loss. We recorded a net loss of $1,284,352 for the three months ended June 30, 2008 as compared to $1,333,126 for the three months ended June 30, 2007. For the six months ended June 30, 2008, we recorded a net loss of $1,966,862, as compared to a net loss of $1,920,407 for the six months ended June 30, 2007. Our net losses typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.
Grant Revenue. During the three and six month periods ended June 30, 2008 we recorded grant revenue of $376,078 and $976,069, respectively. No grant revenue was recording during the comparable periods in 2007. In September 2007, the National Institutes of Health (NIH) awarded to GeoVax an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for this grant covers a five year period which commenced in October 2007, with an award of approximately $3 million per year, or $15 million in the aggregate. We will utilize this funding to further our HIV/AIDS vaccine development, optimization, production and human clinical trial testing including Phase 2 human clinical trials planned to commence in mid-2008. The revenue associated with this grant is recorded as the related costs and expenses are incurred.
Research and Development.
During the three month and six month periods ended June 30, 2008, we incurred $759,208 and $1,362,686, respectively, of research and development expense as compared to $701,281 and $913,018, respectively, during the three month and six month periods ended June 30, 2007. Research and development expense for the three month and six month periods of 2008 include stock compensation expense of $347,308 and $382,825, respectively, while the comparable periods of 2007 include stock compensation expense of $6,943 and $13,885, respectively (see discussion below). Research and development expenses vary considerably on a quarter-to-quarter basis, depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties. The increase in research and development expense from the 2007 period to the 2008 period is due primarily to costs associated with our vaccine manufacturing activities in preparation for the commencement of Phase 2 clinical testing later this year, and also due to higher personnel costs associated with the addition of new personnel. Currently we expect that our planned human clinical trials will be conducted and funded by the HVTN, but that we will be responsible for the manufacture of vaccine product to be used in the trials. We expect that our research and development costs will increase as we enter Phase 2 clinical trials and will continue to increase as we progress through the human clinical trial process leading up to possible product approval by the FDA.
General and Administrative Expense. During the three month and six month periods ended June 30, 2008, we incurred general and administrative costs of $917,702 and $1,623,344, respectively, as compared to $650,194 and $1,050,175, respectively, during the three month and six month periods ended June 30, 2007. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense for the three month and six month periods of 2008 include stock compensation expense of $405,058 and $715,867, respectively; while the comparable periods of 2007 include stock compensation expense of $222,286 and $261,099, respectively (see discussion below). General and administrative expense for the three month and six month periods ended June 30, 2008 also include non-cash charges of $63,503 and $115,773, respectively, associated with the issuance of stock and stock purchase warrants to a third party consultant for investor relations and financial consulting services. We expect that our general and administrative costs will increase in the future in support of expanded research and development activities and other general corporate activities.
Stock-Based Compensation Expense. During the three month and six month periods ended June 30, 2008, we recorded total stock-based compensation expense of $815,869 and $1,214,465, respectively, which is included in research and development expense, or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to which the stock compensation was granted. These figures include amounts related to the issuance of stock options to employees, extension of existing stock option contracts, and common stock and stock purchase warrants issued to consultants. Stock-based compensation expense for the three month and six month periods ended June 30, 2007 was $229,229 and $274,984, respectively. Stock-based compensation expense is calculated and recorded in accordance with the provisions of SFAS 123R. We adopted SFAS 123R using the prospective application method which requires us to apply its provisions prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. As of June 30, 2008, there was $2,118,515 of unrecognized compensation expense related to stock-based compensation arrangements.
Other Income & Expense. Interest income for the three month and six month periods ended June 30, 2008 was $16,480 and $43,099, respectively, as compared to $18,345 and $42,786, respectively, for the three months and six months ended June 30, 2007. The variances between periods are primarily attributable to the incremental cash balances available for investment during each respective period.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
None not previously disclosed on Form 8-K.
Item 3 Defaults Upon Senior Securities
None.
Item 4 Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on June 17, 2008 for the following purposes:
1.	To elect six directors to serve until our 2009 Annual Meeting of Stockholders; and

2.	To approve a proposal to reincorporate in Delaware.

3.	To ratify the appointment of Porter Keadle Moore LLP as our independent registered public accounting firm.
All nominees for director were approved at the meeting. Following is a summary of the votes cast for each nominee:

	For	Withheld
Donald H. Hildebrand	640,885,506	2,787,805
Andrew J. Kandalepas	636,993,479	6,679,832
Dean G. Kollintzas	643,275,236	398,075
Robert T. McNally	642,873,992	799,319
Harriet L. Robinson	642,931,572	741,739
John N. Spencer, Jr.	643,343,876	329,435
With respect to the proposal to reincorporate in Delaware: (i) 505,855,711 votes were cast for, (ii) 9,664,085 votes were cast against, (iii) 587,022 shares abstained and (iv) there were 127,566,495 broker non-votes. Accordingly, the proposal was approved by our stockholders.
With respect to the proposal to ratify the appointment of Porter Keadle Moore LLP as our independent registered public accounting firm: (i) 633,823,867 votes were cast for, (ii) 4,578,743 votes were cast against, and (iii) 5,270,702 shares abstained. Accordingly, the proposal was approved by our stockholders.
Item 5 Other Information
None.

Item 6 Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation (1)

3.2	Articles of Merger, dated September 16, 1991 (2)

3.3	Bylaws (1)

10.1*	Employment Agreement with Robert T. McNally (3)

10.2*	Consulting Agreement with Donald G. Hildebrand (3)

10.3*	Employment Agreement with Mark Reynolds (4)

10.9	Consulting Agreement and Warrant Agreement between GeoVax Labs, Inc. and Equinox One Consulting LLC (5)

10.10	Common Stock Purchase Agreement, dated as of May 8, 2008, by and between the GeoVax Labs, Inc. and Fusion Capital Fund II, LLC. (6)

10.11	Registration Rights Agreement, dated as of May 8, 2008, by and between the GeoVax Labs, Inc. and Fusion Capital Fund II, LLC (6)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 **

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 **

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Indicates a management contract or compensatory plan or arrangement

**	Filed herewith

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2008

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008

(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008

(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008

(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2008

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC. (Registrant)
Date: August 11, 2008	By:	/s/ Mark W. Reynolds
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