Form 10-Q
period 2008-09-30
Geovax Labs, Inc.
filed 2008-11-10
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-52091
GEOVAX LABS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0455038 (I.R.S. Employer Identification No.)

1256 Briarcliff Road, N.E. Emtech Bio Suite 500 Atlanta, Georgia (Address of principal executive offices)	30306 (Zip Code)
Registrant’s telephone number, including area code: (404) 727-0971
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑
As of November 10, 2008, 745,685,913 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.
AND SUBSIDIARY
Index

Page
Part I — FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	1
Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and 2007 and for the period from inception (June 27, 2001) to September 30, 2008	2
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (June 27, 2001) to September 30, 2008	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period from inception (June 27, 2001) to September 30, 2008	5
Notes to Condensed Consolidated Financial Statements	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 Quantitative and Qualitative Disclosures about Market Risk	15

Item 4 Controls and Procedures	15

Part II. — OTHER INFORMATION

Item 1 Legal Proceedings	16

Item 1A Risk Factors	16

Item 2 Unregistered Sale of Equity Securities and Use of Proceeds	16

Item 3 Default Upon Senior Securities	16

Item 4 Submission of Matters to a Vote of Security Holders	16

Item 5 Other Information	16

Item 6 Exhibits	17

SIGNATURES	18
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I — FINANCIAL INFORMATION
Item 1 Financial Statements
GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,784,706	$1,990,356
Grant funds receivable	275,847	93,260
Stock subscriptions receivable	—	897,450
Prepaid expenses and other	302,456	49,748

Total current assets	3,363,009	3,030,814

Property and equipment, net of accumulated depreciation of $96,067 and $76,667 at September 30, 2008 and December 31, 2007, respectively	127,390	75,144

Other assets:
Licenses, net of accumulated amortization of $128,054 and $109,390 at September 30, 2008 and December 31, 2007, respectively	120,802	139,466
Deferred offering costs	245,592	—
Deposits	980	980

Total other assets	367,374	140,446

Total assets	$3,857,773	$3,246,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$352,249	$390,993
Amounts payable to Emory University (a related party)	163,567	156,225
Accrued salaries	—	51,320

Total current liabilities	515,816	598,538

Commitments
Stockholders’ equity:
Common stock, $.001 par value, 900,000,000 shares authorized 745,197,570 and 731,627,926 shares outstanding at September 30, 2008 and December 31, 2007, respectively	745,198	731,628
Additional paid-in capital	15,811,138	12,441,647
Deficit accumulated during the development stage	(13,214,379)	(10,525,409)

Total stockholders’ equity	3,341,957	2,647,866

Total liabilities and stockholders’ equity	$3,857,773	$3,246,404

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		From Inception
	September 30,		September 30,		(June 27,2001) to
	2008	2007	2008	2007	September 30, 2008
Revenues
Grant revenue	$1,322,502	$—	$2,298,571	$—	$5,946,756

	1,322,502	—	2,298,571	—	5,976,756

Operating expenses:
Research and development	1,362,490	360,227	2,725,176	1,273,245	11,475,350
General and administrative	698,948	814,803	2,322,292	1,864,978	7,950,349

Total operating expenses	2,061,438	1,175,030	5,047,468	3,138,223	19,425,699

Loss from operations	(738,936)	(1,175,030)	(2,748,897)	(3,138,223)	(13,478,943)

Other income (expense)
Interest income	16,828	9,511	59,927	52,297	270,233
Interest expense	—	—	—	—	(5,669)

	16,828	9,511	59,927	52,297	264,564

Net loss and comprehensive loss	$(722,108)	$(1,165,519)	$(2,688,970)	$(3,085,926)	$(13,214,379)

Basic and diluted:
Loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Weighted average shares	744,082,804	712,834,703	738,098,197	712,814,124	412,194,519
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
Continued on following page

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid In Capital	Receivable	Stage	(Deficiency)
Balance at December 31, 2007	731,627,926	731,628	12,441,647	—	(10,525,409)	2,647,866
Sale of common stock for cash in private placement transactions (unaudited)	8,806,449	8,806	1,356,194	—	—	1,365,000
Transactions related to common stock purchase agreement with Fusion Capital (unaudited):
Sale of common stock for cash, including shares issued for deferred fees	1,682,685	1,683	238,317	—	—	240,000
Advance issuance of common stock for prepaid commitment fees and due diligence costs	2,680,510	2,681	387,319	—	—	390,000
Amortization of deferred offering costs	—	—	(238,317)	—	—	(238,317)
Stock-based compensation (unaudited)
Stock options	—	—	1,446,298	—	—	1,446,298
Consultant warrants	—	—	118,080	—	—	118,080
Issuance of common stock for consulting services	400,000	400	61,600	—	—	62,000
Net loss for the nine months ended September 30, 2008 (unaudited)	—	—	—	—	(2,688,970)	(2,688,970)

Balance at September 30, 2008 (unaudited)	745,197,570	$745,198	$15,811,138	$—	$(13,214,379)	$3,341,957

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Nine Months Ended September 30,		(June 27, 2001) to
	2008	2007	September 30, 2008
Cash flows from operating activities:
Net loss	$(2,688,970)	$(3,085,926)	$(13,214,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,064	41,729	224,121
Accretion of preferred stock redemption value	—	—	346,673
Stock-based compensation expense	1,620,295	928,302	3,138,791
Changes in assets and liabilities:
Grant funds receivable	(182,587)	—	(275,847)
Prepaid expenses and other current assets	(246,625)	14,377	(296,373)
Deposits	—	—	(980)
Accounts payable and accrued expenses	(82,722)	490,345	515,816

Total adjustments	1,146,425	1,474,753	3,652,201

Net cash used in operating activities	(1,542,545)	(1,611,173)	(9,562,178)

Cash flows from investing activities:
Purchase of property and equipment	(71,646)	—	(223,457)

Net cash used in investing activities	(71,646)	—	(223,457)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,502,450	255,000	11,930,807
Costs associated with common stock purchase agreement	(93,909)	—	(93,909)
Net proceeds from exercise of stock options	—	—	5,000
Net proceeds from sale of preferred stock	—	—	728,443

Net cash provided by financing activities	2,408,541	255,000	12,570,341

Net increase (decrease) in cash and cash equivalents	794,350	(1,356,173)	2,784,706
Cash and cash equivalents at beginning of period	1,990,356	2,088,149	—

Cash and cash equivalents at end of period	$2,784,706	$731,976	$2,784,706

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$5,669
See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008
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
In September 2007, the National Institutes of Health awarded the Company a grant of approximately $15 million (approximately $3 million awarded annually) to be funded over a 5 year period (see Note 7). Management expects that the proceeds from this grant, combined with our existing cash resources, will be sufficient to fund our planned research and development activities through the first half of 2009, but that additional funds will be necessary to meet our future operating cash flow requirements. In May 2008, we entered into a $10 million common stock purchase agreement with a third party institutional fund (see Note 4) which we intend to utilize to help meet our additional cash needs. The extent to which we rely on the common stock purchase agreement as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we can secure working capital from other sources if we choose to seek such other sources. Even if we are able to access the full $10 million under the arrangement, we may still need additional capital to fully implement our future business, operating and development plans. While we believe that we will be successful in obtaining the necessary financing to fund our operations through the aforementioned financing arrangement or through other sources, there can be no assurances that such additional funding will be achieved and that we will succeed in our future operations. If we fail to obtain additional funding when needed, we will be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
The accompanying financial statements at September 30, 2008 and for the three month and nine month periods ended September 30, 2008 and 2007 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Our operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.
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
In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 will be effective for GeoVax in the first quarter of 2009. We are currently assessing the impact of FSP 142-3 on our financial statements.
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
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 will be effective for GeoVax in the first quarter of 2009. We are currently assessing the impact of EITF 03-6-1, but do not expect that such adoption will have a material, if any, effect on our results of operations, financial position, or cash flows.
We do not believe that any other recently issued, but not yet effective, accounting or reporting standards if currently adopted would have a material effect on our financial statements.
3. Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares primarily consist of employee stock options and warrants issued to investors. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 111.5 million and 63.6 million shares at September 30, 2008 and 2007, respectively.
4. Stockholders’ Equity
Common Stock Transactions
In January 2008, we entered into an agreement with a third party consultant for investor relations and financial consulting services. The agreement provides for the issuance during 2008 of an aggregate 500,000 shares of our common stock, 400,000 of which have been issued as of September 30, 2008. We have recorded general and administrative expense of $18,084 and $55,917 for the three month and nine month periods ended September 30, 2008, respectively, pursuant to this arrangement, with $6,083 recorded as a prepaid expense as of September 30, 2008.
During April and May 2008, we sold an aggregate of 8,806,449 shares of our common stock to 16 individual accredited investors for an aggregate purchase price of $1,365,000. We also issued to the investors warrants to purchase an aggregate of 14,104,841 shares of common stock at a price of $0.33 per share with four or five year terms.
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
The purchase price of the shares related to the $10 million of future funding will be based on the prevailing market prices of our shares at the time of the sales without any fixed discount, and we will control the timing and amount of any sales of shares to Fusion. Fusion does not have the right or the obligation to purchase any shares of our common stock on any business day that the purchase price of our common stock is below $0.05. The Purchase Agreement may be terminated by us at any time at our discretion without any additional cost to us. There are no negative covenants, restrictions on future financings, penalties or liquidated damages in the agreement.
In consideration for entering into the Purchase Agreement, and upon the execution of the Purchase Agreement we issued to Fusion 2,480,510 shares of our common stock as a commitment fee, and we agreed to issue to Fusion up to an additional 2,480,510 commitment fee shares, on a pro rata basis, as we receive the $10 million of future funding. We also issued 200,000 shares of our common stock to Fusion (together with a nominal cash advance) as reimbursement for due diligence expenses. We have reserved 37,480,510 of our authorized but unissued shares, in the aggregate, for issuance pursuant to the Purchase Agreement (including the 2,480,510 unissued commitment fee shares). We have recorded the aggregate value of the commitment fee shares, due diligence fee shares and cash payment issued to Fusion, together with the legal and accounting fees associated with the transaction and the SEC registration, as a Deferred Offering Cost and such cost will be charged to stockholders’ equity upon the issuance of shares sold to Fusion pursuant to the Purchase Agreement. During the three month period ending September 30, 2008, we sold 1,623,153 shares to Fusion under the terms of the Purchase Agreement for an aggregate purchase price of $240,000, and issued an additional 59,532 shares to Fusion pursuant to our deferred commitment fee arrangement. Subsequent to September 30, 2008 (during October and early November), we sold another 737,394 shares to Fusion for an aggregate purchase price of $100,000, and issued an additional 24,806 shares pursuant to our deferred commitment fee arrangement.
Stock Options
We currently have one equity-based compensation plan from which stock-based compensation awards can be granted to employees, directors and consultants. The following table summarizes stock option activity for the nine months ended September 30, 2008:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2007	39,861,090	$0.12
Granted	3,845,000	0.17
Exercised	—	—
Forfeited or Expired	(133,333)	0.36

Outstanding at September 30, 2008	43,572,757	$0.13

Exercisable at September 30, 2008	34,757,757	$0.10
We recorded total stock-based compensation expense related to our stock option plan of $347,606 and $1,446,298 for the three month and nine month periods ending September 30, 2008, respectively; and $599,543 and $874,527 for the three month and nine month periods ending September 30, 2007, respectively. The 2008 expense for the nine month period includes $425,725 associated with extensions of previously issued stock option grants to several employees, which are accounted for as reissuances. The 2007 expense for the three and nine month periods also includes a similar expense of $227,288 for stock option extensions. The table below shows the allocation of stock-based compensation expense related to our stock option plan between general and administrative expense and research and development expense. As of September 30, 2008, there was $1,887,260 of unrecognized compensation expense related to stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.6 years.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Expense Allocated to:	2008	2007	2008	2007

General and Administrative Expense	$293,894	$426,529	$1,007,361	$687,628
Research and Development Expense	53,712	173,014	438,937	186,899

Total Stock-Based Compensation Expense	$347,606	$599,543	$1,446,298	$874,527

Compensatory Warrants
We may, from time to time, issue stock purchase warrants to consultants or others in exchange for services. The following table summarizes our compensatory warrant activity for the nine months ended September 30, 2008:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at December 31, 2007	2,700,000	$0.33
Granted	2,700,000	0.33
Exercised	—	—
Forfeited or Expired	(2,700,000)	0.33

Outstanding at September 30, 2008	2,700,000	$0.33

Exercisable at September 30, 2008	2,160,000	$0.33
Expense associated with compensatory warrants was $40,140 and $118,080, for three month and nine month periods ending September 30, 2008, respectively, and $53,775 for the three and nine month periods ending September 30, 2007, all of which was allocated to general and administrative expense. As of September 30, 2008, there was $40,140 of unrecognized compensation expense related to compensatory warrant arrangements, which is expected to be recognized over a weighted average period of 0.25 years.
Investment Warrants
In addition to outstanding stock options and compensatory warrants, as of September 30, 2008 we have a total of 65,181,345 outstanding stock purchase warrants issued to investors (inclusive of the 14,104,841 warrants issued to investors during 2008 as discussed under “Common Stock Transactions” above) with exercise prices ranging from $0.07 to $0.75 per share. Such warrants have a weighted-average exercise price of $0.25 per share and a weighted-average remaining contractual life of 2.9 years.
5. Commitments
At September 30, 2008, there are approximately $653,000 of unrecorded contractual commitments associated with our vaccine manufacturing activities, for services expected to be rendered to us during the remainder of 2008 and early 2009.
During July 2008, we signed a non-binding letter of intent for a joint collaboration and commercial license for the use of vaccine manufacturing technology owned by Vivalis S.A., a French biopharmaceutical company. Subsequent to the signing of the letter of intent, we paid a signing fee of approximately $241,000 to Vivalis (recorded as a Prepaid Expense in the accompanying Condensed Consolidated Balance Sheet), and upon execution of the final license agreement, we will incur a commitment of approximately $1.1 million as our contribution to the joint development effort during 2008 and 2009.
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
7. NIH Grant Funding
In September 2007, the National Institutes of Health (NIH) awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant covers a five year period commencing October 2007, with an award of approximately $3 million per year, or $15 million in the aggregate. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization, production and human clinical trial testing including Phase 2 human clinical trials planned for 2008. We record revenue associated with the grant as the related costs and expenses are incurred. During the nine months ended September 30, 2008, we recorded $2,298,571 of revenue associated with the grant, $275,847 of which was received in October 2008 and is recorded as a receivable at September 30, 2008 in the accompanying Condensed Consolidated Balance Sheet.
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
whether we can compete successfully with others in our market; and
whether we are adversely affected in our efforts to raise cash by the volatility and disruption of local and national economic, credit and capital markets and the economy in general.
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
We anticipate beginning a Phase 2 human clinical trial for our preventative AIDS vaccine candidate in during the fourth quarter of 2008, subject to FDA review and clearance of the manufacturing data, and initiation of the clinical trial sites by the HVTN. The costs of conducting our human clinical trials to date have been borne by HVTN, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. HVTN will also bear the cost of conducting our Phase 2 human clinical study planned for 2008, but we can not predict the level of support we will receive from HVTN for any additional clinical studies. Our operations are also partially supported by an Integrated Preclinical/Clinical AIDS Vaccine Development [IPCAVD] Grant from the NIH. We expect this grant to provide approximately $15 million (approximately $3 million awarded annually) to us over a five year period that began in October 2007. As we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. It will, therefore, be necessary for us to look to other sources of funding in order to finance our development activities.
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
Liquidity and Capital Resources
At September 30, 2008, we had cash and cash equivalents of $2,784,706 and total assets of $3,857,773, as compared to $1,990,356 and $3,246,404, respectively, at December 31, 2007. Working capital totaled $2,847,193 at September 30, 2008, compared to $2,432,276 at December 31, 2007.
Sources and Uses of Cash. We are a development-stage company and do not have any products approved for sale. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. Our primary sources of cash are from sales of our equity securities and from government grant funding.
Cash Flows from Operating Activities. Net cash used in operating activities was $1,542,545 for the nine months ended September 30, 2008, as compared to $1,611,173 for the comparable period in 2007. Generally, the differences between years are due to fluctuations in our net losses, offset by net changes in our assets and liabilities.
In September 2007, the National Institutes of Health (NIH) awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant covers a five year period which commenced October 2007, with an award of approximately $3 million per year, or $15 million in the aggregate. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization, and production for human clinical trial testing. The funding we receive pursuant to this grant is recorded as revenue at the time the related expenditures are incurred, and thus partially offsets our net losses.
Cash Flows from Investing Activities. Our investing activities have consisted predominantly of capital expenditures. Capital expenditures for the nine months ended September 30, 2008 and 2007 were $71,646 and $-0-, respectively.
Cash Flows from Financing Activities. Net cash provided by financing activities was $2,408,541 and $255,000 for the nine months ended September 30, 2008 and 2007, respectively. The cash generated by our financing activities generally relates to the sale of our common stock to individual accredited investors and to Fusion Capital, offset by costs associated with our financing arrangement with Fusion Capital (see below).
In May 2008, we signed a common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion”) which provides for the sale of up to $10 million of shares of our common stock. In connection with this agreement, we agreed to file a registration statement related to the transaction with the SEC covering the shares that have been issued or may be issued to Fusion under the common stock purchase agreement. The SEC declared effective the registration statement on July 1, 2008, and we now have the right until July 1, 2010 to sell our shares of common stock to Fusion from time to time in amounts ranging from $80,000 to $1 million per purchase transaction, depending on certain conditions as set forth in the agreement. During the three months ended September 30, 2008 we received $240,000 from the sale of our common stock to Fusion pursuant to this arrangement.
We believe that our current working capital, combined with the proceeds from the IPCAVD grant awarded annually from the NIH, will be sufficient to support our planned level of operations through the second quarter of 2009, and that future proceeds we may receive under our agreement with Fusion will help support our operations beyond that time. The extent to which we rely on the Fusion agreement as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we can secure working capital from other sources if we choose to seek such other sources. Even if we are able to access the full $10 million under the Fusion agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects. While we believe that we will be successful in obtaining the necessary financing to fund our operations through the agreement with Fusion or through other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all.
Our capital requirements, particularly as they relate to product research and development, have been and will continue to be significant. We intend to seek FDA approval of our products, which may take several years. We will not generate revenues from the sale of our products for at least several years, if at all. We will be dependent on obtaining financing from third parties in order to maintain our operations, including our clinical program. Due to the existing uncertainty in the capital and credit markets, and adverse regional and national economic conditions which may persist or worsen, capital may not be available on terms acceptable to the Company or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.
We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.
Contractual Obligations and Commitments. At September 30, 2008, there are approximately $653,000 of unrecorded contractual commitments associated with our vaccine manufacturing activities, for services expected to be rendered to us during the remainder of 2008 and early 2009.

During July 2008, we signed a non-binding letter of intent for a joint collaboration and commercial license for the use of vaccine manufacturing technology owned by Vivalis S.A., a French biopharmaceutical company. Subsequent to the signing of the letter of intent, we paid a signing fee of approximately $241,000 to Vivalis, and upon execution of the final license agreement, we will incur a commitment of approximately $1.1 million as our contribution to the joint development effort during 2008 and 2009.
We have no other significant purchase commitments, lease obligations, long-term debt obligations or other long-term liabilities.
Results of Operations
Net Loss. We recorded a net loss of $722,108 for the three months ended September 30, 2008 as compared to $1,165,519 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, we recorded a net loss of $2,688,970, as compared to a net loss of $3,085,926 for the nine months ended September 30, 2007. Our net losses typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.
Grant Revenue. During the three and nine month periods ended September 30, 2008 we recorded grant revenue of $1,322,502 and $2,298,571, respectively. No grant revenue was recording during the comparable periods in 2007. In September 2007, the National Institutes of Health (NIH) awarded to GeoVax an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for this grant covers a five year period which commenced in October 2007, with an award of approximately $3 million per year, or $15 million in the aggregate. We will utilize this funding to further our HIV/AIDS vaccine development, optimization, and production for human clinical trial testing. The revenue associated with this grant is recorded as the related costs and expenses are incurred.
Research and Development. During the three month and nine month periods ended September 30, 2008, we incurred $1,362,490 and $2,725,176, respectively, of research and development expense as compared to $360,227 and $1,273,245, respectively, during the three month and nine month periods ended September 30, 2007. Research and development expense for the three month and nine month periods of 2008 includes stock compensation expense of $53,712 and $438,937, respectively, while the comparable periods of 2007 include stock compensation expense of $173,014 and $186,899, respectively (see discussion below). Research and development expenses vary considerably on a quarter-to-quarter basis, depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties. The increase in research and development expense from the 2007 period to the 2008 period is due primarily to costs associated with our vaccine manufacturing activities in preparation for the commencement of Phase 2 clinical testing, and also due to higher costs associated with the addition of new personnel. Our planned human clinical trials will be conducted and funded by the HVTN, but we will be responsible for the manufacture of vaccine product to be used in the trials. We expect that our research and development costs will increase as we enter Phase 2 clinical trials and will continue to significantly increase as we progress through the human clinical trial process leading up to possible product approval by the FDA.
General and Administrative Expense. During the three month and nine month periods ended September 30, 2008, we incurred general and administrative costs of $698,948 and $2,322,292, respectively, as compared to $814,803 and $1,864,978, respectively, during the three month and nine month periods ended September 30, 2007. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. The principal reason for the changes in general and administrative expense for the three month and nine month periods of 2008 as compared to the comparable 2007 periods is that stock-based compensation expense amounted to $352,118 and $1,181,358 during the three and nine month periods ended September 30, 2008, respectively, while the comparable periods of 2007 include stock-based compensation expense of $480,304 and $741,403, respectively (see discussion below). We expect that our general and administrative costs will increase in the future in support of expanded research and development activities.
Stock-Based Compensation Expense. During the three month and nine month periods ended September 30, 2008, we recorded total stock-based compensation expense of $405,830 and $1,620,295, respectively, which is included in research and development expense, or general and administrative expense according to the classification of cash compensation paid to our employees, consultants and director to whom the stock compensation awards were granted. These figures include amounts related to the issuance of stock options to employees and directors, extension of existing stock option contracts, and common stock and stock purchase warrants issued to consultants. Stock-based compensation expense for the three month and nine month periods ended September 30, 2007 was $653,318 and $928,302, respectively. Stock-based compensation expense is calculated and recorded in accordance with the provisions of SFAS 123R. We adopted SFAS

123R using the prospective application method which requires us to apply its provisions prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. As of September 30, 2008, there was $1,945,484 of unrecognized compensation expense related to stock-based compensation arrangements.
Other Income & Expense. Interest income for the three month and nine month periods ended September 30, 2008 was $16,828 and $52,927, respectively, as compared to $9,511 and $52,297, respectively, for the three months and nine month periods ended September 30, 2007. The variances between periods are primarily attributable to the incremental cash balances available for investment during each respective period.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
On July 24, 2008 we sold 500,000 shares of our common stock, $0.001 par value, to Fusion Capital Fund II, LLC (“Fusion”) related to a Common Stock Purchase Agreement dated May 8, 2008 (the “Purchase Agreement”) for an aggregate purchase price of $80,000. We also issued to Fusion an additional 19,844 shares of our common stock as a partial settlement of the commitment fee for entering into the Purchase Agreement.
On September 3, 2008 we sold 551,724 shares of our common stock, $0.001 par value, to Fusion related to the Purchase Agreement for an aggregate purchase price of $80,000. We also issued to Fusion an additional 19,844 shares of our common stock as a partial settlement of the commitment fee for entering into the Purchase Agreement.
On September 18, 2008 we sold 571,429 shares of our common stock, $0.001 par value, to Fusion related to the Purchase Agreement for an aggregate purchase price of $80,000. We also issued to Fusion an additional 19,844 shares of our common stock as a partial settlement of the commitment fee for entering into the Purchase Agreement.
For all of the aforementioned transactions with Fusion, we relied on section 4(2) of the Securities Act of 1933 to issue the common stock and warrant, inasmuch as the common stock was issued to a single private entity which is an accredited investor that purchased its securities as an investment in a private transaction without any form of general solicitation or general advertising.
On July 1, 2008 we issued 100,000 shares of our common stock, $0.001 par value, to Equinox One Consulting, LLC (“Equinox One”) related to a Consulting Agreement previously reported on Form 8-K on January 18, 2008. We relied on section 4(2) of the Securities Act of 1933 to issue the common stock and warrant, inasmuch as the common stock was issued to a single private entity which is an accredited investor that purchased its securities as an investment in a private transaction without any form of general solicitation or general advertising.
Item 3 Defaults Upon Senior Securities
None.
Item 4 Submission of Matters to a Vote of Security Holders
None.
Item 5 Other Information
None.

Item 6 Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation (1)

3.2	Articles of Merger, dated September 16, 1991 (2)

3.3	Bylaws (1)

10.1*	Employment Agreement with Robert T. McNally (3)

10.2*	Consulting Agreement with Donald G. Hildebrand (3)

10.3*	Employment Agreement with Mark Reynolds (4)

10.9	Consulting Agreement and Warrant Agreement between GeoVax Labs, Inc.
and Equinox One Consulting LLC (5)

10.10	Common Stock Purchase Agreement, dated as of May 8, 2008, by and between the GeoVax Labs,
Inc. and Fusion Capital Fund II, LLC. (6)

10.11	Registration Rights Agreement, dated as of May 8, 2008, by and between the GeoVax Labs, Inc.
and Fusion Capital Fund II, LLC (6)

31.1**	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2**	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the
Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the
Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement

**	Filed herewith
(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2008

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008

(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008

(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008

(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2008

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC. (Registrant)
Date: November 10, 2008	By:	/s/ Mark W. Reynolds
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