Form 10-K
period 2008-12-31
Geovax Labs, Inc.
filed 2009-03-12
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 000-52091

GEOVAX LABS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0455038
(State or other jurisdiction of incorporation or organization) 1256 Briarcliff Road NE Atlanta, GA	(IRS Employer Identification Number) 30306 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(404) 727-0971

Securities registered pursuant to Section 12(b) of the Act:
None

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $0.14 per share, was $51,787,464.

As of March 10, 2009, the number of shares of the registrant’s common stock, $.001 par value, is 749,908,854 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement of the registrant with respect to its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III. The proxy statement is to be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

GEOVAX LABS, INC.

i

“SAFE HARBOR” STATEMENT

From time to time, we make oral and written statements that may constitute “forward-looking statements” (rather than historical facts).

All statements in this Annual Report, that are not statements of historical fact are forward-looking statements, including any projections of financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding action by the FDA or other regulatory authorities, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein and in documents incorporated by this Annual Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in this Annual Report, and including risks or uncertainties regarding the clinical testing required by regulatory authorities for products under development; the need for future clinical testing of our products under development; the significant time and expense that will be incurred in developing any of the potential commercial applications for our products; the possibility that our products may not demonstrate adequate clinical performance or obtain market acceptance, our ability to obtain capital to fund our current and future operations; and risks relating to the enforceability of any patents covering our products and to the possible infringement of third party patents by those products. All forward-looking statements included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements.

PART I

Item 1.	Description of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”) is a clinical stage biotechnology company focused on developing human vaccines for diseases caused by Human Immunodeficiency Virus (“HIV”) and other infectious agents. We have exclusively licensed from Emory University an Acquired Immune Deficiency Syndrome (“AIDS”) vaccine technology that was developed in collaboration with the National Institutes of Health and the Centers for Disease Control and Prevention.

Our primary business is conducted by our subsidiary, GeoVax, Inc., which was incorporated under the laws of Georgia in June 2001. The parent company, GeoVax Labs, Inc. (the reporting entity) was originally incorporated in June 1988 under the laws of Illinois as Dauphin Technology, Inc. (“Dauphin”). Dauphin was unsuccessful and its operations were terminated in December 2003. In September 2006, Dauphin completed a merger (the “Merger”) with GeoVax, Inc. As a result of the Merger, the shareholders of GeoVax, Inc. exchanged their shares of common stock for Dauphin common stock and GeoVax, Inc. became a wholly-owned subsidiary of Dauphin. In connection with the Merger, Dauphin changed its name to GeoVax Labs, Inc., replaced most of its officers and directors with those of GeoVax, Inc. and moved its offices to Atlanta, Georgia. Unless otherwise indicated, information for periods prior to the September 2006 merger is that of GeoVax, Inc. In June 2008, the Company was reincorporated under the laws of Delaware. We currently do not conduct any business other than GeoVax, Inc.’s business of developing new products for the treatment or prevention of human diseases.

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

There are several AIDS-causing HIV-1 virus subtypes, or “clades”, that are found in different regions of the world. These subtypes are identified as subtype A, subtype B on through C, D, E, F, etc. The predominant subtype found in Europe, North America, South America, Japan and Australia is B whereas the predominant subtypes in Africa are A and C. In India the predominant subtype is C. Each subtype is at least 20% different in its genetic sequence from other subtypes. These differences may mean that vaccines against one subtype may only be partially effective against other subtypes.

HIV-1, even within subtypes, has a high rate of variation or mutation. In drug treatment programs, virus mutation can result in virus escape, thereby rendering drug therapy ineffective. Hence, multi-drug therapy is very important. If several drugs are active against virus replication, the virus must undergo multiple simultaneous mutations to escape which is less likely. The same is true for immune responses. HIV-1 can escape single target immune responses. However, if an immune response is directed against multiple targets (epitopes), virus escape is much less frequent. Vaccination against more than one of the proteins found in HIV-1 increases the number of targets for the immune response as well as the chance that HIV-1 will not escape the vaccine-stimulated immune response, thus resulting in protection against clinical AIDS.

What is AIDS?

AIDS is the final, life-threatening stage of infection with the virus known as HIV-1. Infection with HIV-1 severely damages the immune system, the body’s defense against disease. HIV-1 infects and gradually destroys T-cells and macrophages, which are white blood cells that play key roles in protecting humans against infectious disease caused by viruses, bacteria, fungi and other micro-organisms.

Opportunistic infections by organisms, normally posing no problem for control by a healthy immune system, can ravage persons with immune systems damaged by HIV-1 infections. Destruction of the immune system occurs over years; the average onset of the clinical disease recognized as AIDS occurs after 3-10 years of HIV-1 infection but can be earlier or later.

AIDS in humans was first identified in the US in 1981, but researchers believe that it was present in Central Africa as early as 1959. AIDS is most often transmitted sexually from one person to another but it is also transmitted by blood in shared needles (drug users) and through pregnancy and childbirth. Heterosexual activity is the most frequent route of transmission worldwide.

The level of virus in blood (viral load) is the best indicator of the speed with which an individual will progress to AIDS, as well as the frequency with which an individual will spread infection. An estimated 1% or fewer of those infected have low enough levels of the virus to preclude progression to disease and to not transmit the infection. (These individuals are called “long-term non-progressors.”)

AIDS is considered by many in the scientific and medical community to be the most lethal infectious disease in the world. According to the 2007 Report on the Global AIDS Epidemic published by UNAIDS (the Joint United Nations Programme on HIV/AIDS), the total number of people living with HIV is 33.2 million globally with approximately 2.5 million newly infected in 2007 alone. Approximately 25 million people infected with HIV have died since the start of the HIV pandemic in 1981. According to International AIDS Vaccine Initiative (IAVI) in a model developed with Advanced Marketing Commitment (AMC) dated June 2005, the global market for a safe and effective AIDS vaccine is estimated at approximately $4 billion.

The standard approach to treating HIV infection has been to lower viral loads by using drugs, reverse transcriptase inhibitors (“RTIs”) and protease inhibitors (“PIs”), or a combination of these drugs, to inhibit two of the viral enzymes that are necessary for the virus to reproduce. However, HIV is prone to genetic changes that can produce strains of HIV that are resistant to currently approved RTIs and PIs. HIV that is resistant to one drug within a class can become resistant to the entire class, meaning that it may be impossible to re-establish suppression of a genetically altered strain by substituting different RTI and PI combinations. Furthermore, these treatments continue to have significant limitations, such as viral resistance, toxicity and patient non-adherence to the treatment regimens. As a result, over time, many patients develop intolerance to these medications or simply give up taking the medications due to the side effects.

According to the International AIDS Vaccine Initiative (IAVI), the cost and complexity of new treatment advances for AIDS puts them out of reach for most people in the countries where treatment is needed the most and as noted above, in industrialized nations, where drugs are more readily available, side effects and increased rates of viral resistance have raised concerns about their long term use. AIDS vaccines, therefore, are seen by many as the most promising way to end the HIV/AIDS pandemic. It is expected that vaccines for HIV/AIDS, once developed, will be used internationally by any organization that provides health care services, including hospitals, medical clinics, the military, prisons and schools.

HIV/AIDS Vaccines Being Developed by the Company

Our vaccines, initially developed by Dr. Harriet Robinson at Emory University in collaboration with researchers at the United States National Institutes of Health (NIH) National Institute of Allergy and Infectious Disease (NIAID), and the United States Centers for Disease Control (CDC), are based on a two-component approach using recombinant DNA (deoxyribonucleic acid) and MVA (Modified Vaccinia Ankara). Our focus is on developing vaccines comprising the major HIV-1 subtypes (A, B and C). These vaccines could be used alone or as combinations depending on a local infection. Subtype B is most common in North America, the European Union, Japan and Australia and is our first priority.

When properly administered in series, our vaccines induce strong cellular and humoral immunity against the two major HIV-1 proteins, Gag and Env. In non-human primate models vaccinations have been done in non-infected rhesus macaques to prevent the development of disease should they become infected (Preventative Vaccination) as well as in already infected macaque monkeys who are on drugs to allow control of virus in the absence of drugs (Therapeutic Vaccination). Both applications have met with success. The preventative immunizations have controlled both SHIV (chimeras of SIV and HIV virus) and SIV infections in macaque monkeys. The therapeutic vaccine, which has only been tested with SIV infections, is most effective when the vaccination regimen is initiated early after infection before extensive destruction of the immune system by the infection.

The GeoVax vaccine elicits both protective antibodies and protective T cells. The protective antibodies do not neutralize (block infections) in cultured cells. However their avidity (tightness of binding) to the envelope glycoproteins (Env) of HIV correlates with the blunting of infections in challenge experiments in non-human primates. This likely reflects tightly bound antibody initiating in vivo complement and Fc-receptor mediated mechanisms of virus and infected cell killing. The vaccine also has the potential to elicit anti-viral IgA in rectal secretions. The presence of anti-viral IgA in rectal secretions is associated with dampened infections in the rhesus macaque model. Protective CD8 T cells recognize and kill cells that become infected by virus that has not been blocked by antibody. The presence of these cells is important to control virus that has established a chronic infection.

Our method of stimulating high antibody and T-cell responses in the vaccinated person is to combine DNA vaccine priming with a recombinant live virus vaccine boost. The boost we use is the attenuated smallpox vaccine, Modified Vaccinia Ankara (MVA). This prime/boost combination elicits protective immune responses in preclinical monkey models and holds high promise for eliciting responses that will protect humans against the development of HIV/AIDS.

DNA as the Priming Vaccine

Priming with GeoVax’s HIV-1/DNA vaccine focuses the recipient’s immune response on the HIV-1 components (proteins) expressed by the DNA. The proteins expressed by the DNA pose no known risk for infection because they comprise only part of the HIV virus. The DNA prime is followed by injection of GeoVax’s HIV-1/MVA live virus vector booster which enhances the primed response in two ways — by expressing larger amounts of antigen than can be achieved with DNA alone, and by the infection stimulating pro-inflammatory response that enhances immunity in the individual.

MVA Booster Vaccine

MVA was chosen as the poxvirus vector to boost immunity induced by the DNA priming vaccination because of its safety features and because of the excellent protective responses that it has stimulated in preclinical (non-human primate) models.

MVA was originally developed as a safe smallpox vaccine for use in immuno-compromised humans by further attenuating the standard smallpox vaccine. During this attenuation (loss of disease causing ability), MVA also lost essentially all of its ability to replicate in human cells. The attenuation was accomplished by making over 500 passages of the virus in chicken embryos or chick embryo fibroblasts (CEF). During passage, the virus underwent 6 large genomic deletions. These deletions affected the ability of MVA to replicate and cause safety problems in humans, but did not compromise the ability of MVA to grow on avian cells that are required for manufacturing the virus.

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

GeoVax’s DNA and MVA vaccines express over 66% of the AIDS virus (HIV-1) protein components in order to stimulate a broad anti-HIV immune response. The vaccines cannot cause AIDS because they do not include complete virus. We believe that the vaccines could provide multi-target protection against the AIDS virus, thus largely limiting virus escape, large scale viral replication and the onset of clinical signs of AIDS in the vaccinated individual.

Preclinical Studies

During the development of our vaccine, multiple efficacy trials were conducted in non-human primates. These trials have shown the ability of the vaccine to provide protection in a variety of non-human primate challenge models. The best protection has been achieved against chimeras of simian and human immunodeficiency virus (SHIVs) where infections have been reduced to the level of detection for the duration of the experiment (42 months). Less complete protection has been achieved against simian immunodeficiency virus (SIVs) where protection has been associated with 10 to 100-fold drops in levels of virus in the blood. In both of these models, protection has been associated with the avidity of the anti-Env antibody response and the presence of anti-viral IgA in mucosal secretions. CD8 T cells have been important for controlling the low levels of chronic infection in the vaccinated and challenged animals.

Following these animal trials, our vaccines were approved for Phase 1 trials in humans by the U.S. Food and Drug Administration (“FDA”). This preclinical work enabling development of the clinical evaluation of our DNA and MVA vaccines was funded and supported by the NIAID. See “Government Regulation” below for an explanation of how clinical trials are conducted.

Phase 1 Human Clinical Trials (Preventative Vaccine)

All of our human trials to date have been conducted by the HIV Vaccine Trials Network (HVTN), a network that is funded and supported by the U.S. National Institutes of Health. The HVTN is the largest worldwide clinical trials program for the development and testing of HIV/AIDS vaccines. The vaccine that has been tested in these trials is a vaccine directed against the clade B infections that are endemic in the developed world.

Our first Phase 1 trial (HVTN 045) tested DNA-alone for its safety and immunogenicity. Our second series of trials combined DNA priming with MVA boosting and tested (i) 1/10th dose as well as (ii) anticipated full dose regimens which consisted of two DNA primes and two MVA boosts, (iii) a full dose regimen of one DNA prime and two MVA boosts, and (iv) a full dose regimen of priming and boosting with MVA. Based on the safety and the immunogenicity results in these trials, two full dose DNA primes followed by two full dose MVA boosts are being taken forward into a Phase 2a trial. Over 80 vaccine testing protocols have entered Phase 1 testing in the HVTN. Of these protocols, only 5 (including GeoVax’s) have progressed to Phase 2 trials since 1992.

Phase 2 Human Clinical Trials (Preventative Vaccine)

Due to the promising positive human vaccine response data from our Phase 1 trials, the HVTN proceeded with plans for the next phase of human clinical testing and patient enrollment commenced in February 2009. This Phase 2a human clinical trial will enroll 225 participants, 150 of which will receive vaccine and 75 of which will receive placebo. The goal of the trial is to obtain additional safety and immunogenicity data from uses in low risk individuals to build a sufficient foundation of data to progress to a Phase 2b proof of concept trial in high risk individuals. Trial participants will first be administered a GeoVax HIV-1 DNA vaccine followed by a boost with GeoVax’s HIV-1 MVA vaccine. The trial will be conducted in thirteen sites across North and South America. We expect this trial may take 18-24 months to complete.

Planned Human Clinical Trials (Therapeutic Vaccine)

In July 2008, we reported summary data from a pilot study on therapeutic vaccination in simian immunodeficiency virus (SIV) infected non-human primates with the SIV prototype of our HIV/AIDS vaccine. In this small pilot study, conducted at Emory University, two non-human primates were infected with SIV. Data from the study revealed highly promising results with the vaccine controlling the infection with reduction in viral levels of from 100 to 1000 times. The excellent control of the virus infection in the absence of drug treatment was associated with the vaccine raising the types of CD4 and CD8 T-cells that are found in the rare individuals who spontaneously control their HIV infections. Based on these results, we have begun planning for a therapeutic trial in humans already infected with the HIV virus. The intent of therapeutic vaccination will be to “control” HIV virus levels in infected individuals to very low levels thus blocking the development of AIDS. We expect to initiate human clinical studies for a therapeutic vaccine during the second half of 2009.

Support from the Federal Government

All of our Phase 1 human clinical trials to date, and our recently initiated Phase 2a trial, have been conducted by, and at the expense of, the HIV Vaccine Trials Network (HVTN), a division of the National Institutes of Health-National Institute of Allergy & Infectious Disease (NIH-NIAID). Our responsibility for these trials has been to provide sufficient supplies of vaccine materials and technical expertise when necessary. The HVTN is also planning to conduct our planned Phase 2 human clinical trials.

In September 2007, we were the recipient of a $15.0 million Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) Grant to support our HIV/AIDS vaccine program. This grant was awarded by the NIH-NIAID. The project period for the grant is over the five-year period that commenced October 2007. The grant is subject to annual renewal with the latest grant award covering the period from September 2008 through August 2009. Only meritorious HIV/AIDS prevention vaccine candidates are considered to receive an IPCAVD award. Candidate companies are highly scrutinized and must supply substantial positive AIDS vaccine data to support their application. IPCAVD grants are awarded on a competitive basis and are designed to support later stage vaccine research, development and human trials. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization, production and human clinical trial testing.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in our ongoing research and development activities and in the manufacture of our products under development. Complying with these regulations involves a considerable amount of time and expense.

In the United States, drugs are subject to rigorous federal and state regulation. The Federal Food, Drug and Cosmetic Act, as amended (the “FDC Act”), and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of medications and medical devices. Product development and approval within this regulatory framework is difficult to predict, takes a number of years and involves great expense.

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

There are several small and large biopharmaceutical companies pursuing HIV/AIDS vaccine research and development, including Merck, Novartis, Wyeth, Sanofi-Aventis, Glaxo-Smith Kline and the United States National Institutes of Health (NIH) Vaccine Research Center (VRC). Other HIV/AIDS vaccines are in varying stages of research, testing and clinical trials including those supported by the International AIDS Vaccine Initiative (IAVI), the European Vaccine Initiative (EuroVac), and the South African AIDS Vaccine Initiative (SAAVI), as well as others. Following the reported failure of the Merck vaccine in September 2007, the Merck vaccine program and the NIH VRC vaccine program, which both use Ad5 vectors, were placed on hold. To our knowledge none of our competitors’ products have, to date, demonstrated in large scale non-human primate trials the level of protection and duration of protection for a SHIV challenge that have been elicited by GeoVax’s vaccines. Furthermore, many competitor vaccine development programs require vaccine compositions which are much more complicated than ours. For these reasons, we believe that it may be possible for our vaccine to compete successfully in the marketplace if it is approved for sale.

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

We are the exclusive, worldwide licensee of a number of patents and patent applications (the “Emory Technology”) owned, licensed or otherwise controlled by Emory University (“Emory”) for HIV and smallpox vaccines pursuant to a License Agreement originally entered into on August 23, 2002 and restated on June 23, 2004 (the “Emory License”). Through the Emory License we are also a non-exclusive licensee of patents owned by the NIH related to the ability of our MVA vector vaccine as a vehicle to deliver HIV virus antigens, and also to induce an immune response in humans. Currently, there are 4 issued patents and 6 pending patent applications in the United States subject to the Emory License, as well as 2 issued patents and 26 pending patent applications in other countries. The 4 issued patents expire in 2026 . The Emory License expires on the expiration date of the last to expire of the patents licensed thereunder including those that are issued on patents pending; we will therefore not know the final termination date of the Emory License until such patents are issued.

We may not use the Emory Technology for any purpose other than the purposes permitted by the Emory License. Emory also reserved the right to use the Emory Technology for research, educational and non-commercial clinical purposes. Due to the use of federal funds in the development of the Emory Technology, the United States Government has the irrevocable, royalty-free, paid-up right to practice and have practiced certain patents throughout the world, should it choose to exercise such rights.

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

We currently rely and intend to continue to rely on third-party contract manufacturers to produce vaccines needed for research and clinical trials. We have entered into arrangements with third party manufacturers for the supply of our DNA and MVA vaccines for use in our planned clinical trials. These suppliers operate under current Good Manufacturing Practice and guidelines established by the FDA and the European Medicines Agency. We anticipate that these suppliers will be able to provide sufficient vaccine supplies to complete our currently planned clinical trials. Various contractors are generally available in the United States and Europe for manufacture of vaccines for clinical trial evaluation, however, it may be difficult to replace existing contractors for certain manufacturing and testing activities and costs for contracted services may increase substantially if we switch to other contractors.

In July 2008, we signed a letter of intent with Vivalis S.A., a French biopharmaceutical company, for joint collaboration and license of Vivalis’ proprietary EBx® technology. The letter of intent contemplates development of a process using the EBx® technology to manufacture the MVA component of the GeoVax HIV-1 vaccine. Vivalis’ vaccine manufacturing technology is based on a duck embryonic stem cell substrate platform, providing continuous growth from a fully characterized frozen cell bank without necessitating fertilized embryo extraction and processing, as with present chicken cell based technologies. Furthermore, the EB66® cell line can be grown in suspension (without the cells attached to the surface of the growth vessel) and can be scaled up for growth in giant bioreactors (a cutting edge industrial method) for large scale production of the MVA viral vaccine. We expect the final agreement with Vivalis to be executed during the first half of 2009.

Research and Development

Our expenditures for research and development activities were approximately $3,741,000, $1,757,000 and $666,000 during the years ended December 31, 2008, 2007 and 2006, respectively. As our vaccines continue to go through the process to obtain regulatory approval, we expect our research and development costs to continue to increase significantly as even larger human trials proceed in the United States and foreign countries. We have not yet formulated any plans for marketing and sales of any vaccine candidate we may successfully develop. Compliance with environmental protection laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position.

Employees

As of February 28, 2009, we had ten employees. None of our employees are covered by collective bargaining agreements and we believe that our employee relations are good.

Available Information

Our website address is www.geovax.com. We make available on this website under “Investors — SEC Reports,” free of charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). We also make available on this website under the heading “Investors — Corporate Governance” our Code of Ethics.

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

Risks Related to Our Financial Results and Need for Additional Financing

We have a history of operating losses, and we expect losses to continue for the foreseeable future.

Our ability to generate revenue and achieve profitability depends on our ability to complete successfully the development of our product candidates, conduct preclinical tests and clinical trials, obtain the necessary regulatory approvals and manufacture and market the resulting products. We have had no product revenue to date. We have experienced operating losses since we began operations in 2001. As of December 31, 2008, we had an accumulated deficit of approximately $14.3 million. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, preclinical, clinical, manufacturing and marketing efforts expand.

Our business will require continued funding. If we do not receive adequate funding, we will not be able to continue our operations.

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

On May 8, 2008, we entered into a common stock purchase agreement (“Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Under the Purchase

Agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of up to $10.0 million from time to time over a twenty-five (25) month period.

We only have the right to receive $80,000 every 4 business days under the agreement with Fusion Capital unless the market price of our stock equals or exceeds $0.11, in which case we can sell greater amounts to Fusion Capital as the market price of our common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.05. We registered a total of 35.0 million of our shares for sale to Fusion Capital, of which approximately 28.9 million remain at March 10, 2009. Our sale price of these shares to Fusion Capital will have to average at least $0.321 per share for us to receive the maximum remaining proceeds of $9.26 million. Depending on the prevailing market price of our common stock and its trading volume, we may be unable to access the full remaining amount available from Fusion Capital prior to expiration of the Purchase Agreement, unless we choose to register and sell more shares, which we have the right, but not the obligation, to do. Subject to approval by our Board of Directors, we have the right but not the obligation to sell more than 35.0 million shares to Fusion Capital. In the event we elect to sell more than 35.0 million shares, we will be required to file a new registration statement and have it declared effective by the U.S. Securities & Exchange Commission.

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. Specifically, Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any business days that the stock sale price of our common stock is less than $0.05. If sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to commercialize and sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $10.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

The current economic downturn may adversely impact our ability to raise capital.

The recent economic downturn and adverse conditions in the national and global markets may negatively affect our operations in the future. The falling equity markets and adverse credit markets may make it difficult for us to raise capital or procure credit in the future to fund the growth of our business, which could have a negative impact on our business and results of operations.

Risks Related to Development and Commercialization of Product Candidates and Dependence on Third Parties

Our products are still being developed and are unproven. These products may not be successful.

In order to become profitable, we must generate revenue through sales of our products, however our products are in varying stages of development and testing. Our products have not been proven in human research trials and have not been approved by any government agency for sale. Furthermore, if we enter into an agreement with Vivalis, our collaboration may not result in a commercially advantageous method for producing our MVA vaccine component. If we cannot successfully develop and prove our products and processes, and if we do not develop other sources of revenue, we will not become profitable and at some point we would discontinue operations.

We have sold no products or generated any product revenues and we do not anticipate any significant revenues to be generated in the foreseeable future.

We have conducted pre-clinical trials and are conducting clinical trials and will continue to do so for several more years before we are able to commercialize our technology. Although we have recognized revenues from government grants, there can be no assurance that we will ever generate significant product revenues.

Whether we are successful will be dependent, in part, upon the leadership provided by our management. If we were to lose the services of any of these individuals, our business and operations may be adversely affected.

Whether our business will be successful will be dependent, in part, upon the leadership provided by our officers, particularly our President and Chief Executive Officer, members of our Board of Directors and our primary scientist. The loss of the services of these individuals may have an adverse effect on our operations.

Regulatory and legal uncertainties could result in significant costs or otherwise harm our business.

In order to manufacture and sell our products, we must comply with extensive international and domestic regulation. In order to sell our products in the United States, approval from the FDA is required. The FDA approval process is expensive and time-consuming. We cannot predict whether our products will be approved by the FDA. Even if they are approved, we cannot predict the time frame for approval. Foreign regulatory requirements differ from jurisdiction to jurisdiction and may, in some cases, be more stringent or difficult to meet than FDA requirements. As with the FDA, we cannot predict if or when we may obtain these regulatory approvals. If we cannot demonstrate that our products can be used safely and successfully in a broad segment of the patient population on a long-term basis, our products would likely be denied approval by the FDA and the regulatory agencies of foreign governments.

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

We cannot commercialize any of our product candidates until the appropriate regulatory authorities have reviewed and approved the applications for the product candidates. The regulatory agencies may not complete their review processes in a timely manner and we may not obtain regulatory approval for any product candidate we or our collaborators develop. Satisfaction of regulatory requirements typically takes many years, if approval is obtained at all, is dependent upon the type, complexity and novelty of the product, and requires the expenditure of substantial resources. Regulatory approval processes outside the United States may include all of the risks associated with the FDA approval process. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

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

We rely heavily on the HIV Vaccine Trials Network (HVTN), independent clinical investigators, and other third party service providers for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

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

Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product developed in the future. In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services and litigation has been filed against a number of pharmaceutical companies in relation to these issues. Additionally, some uncertainty may exist as to the reimbursement status of newly approved injectable pharmaceutical products. Our products may not be considered cost effective or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an adequate return on our investment.

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

We do not have sales and marketing experience and our lack of experience may restrict our success in commercializing our product candidates.

We do not have experience in marketing or selling vaccines. We may be unable to establish satisfactory arrangements for marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for our products. To obtain the expertise necessary to successfully market and sell our vaccines, will require the development of our own commercial infrastructure and/or collaborative commercial arrangements and partnerships. Our ability to make that investment and also execute our current operating plan is dependent on numerous factors, including, the performance of third party collaborators with whom we may contract. Accordingly, we may not have sufficient funds to successfully commercialize our vaccines in the United States or elsewhere.

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

Risks Related to Our Intellectual Property

Other parties may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling products.

Our success will depend in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture, use and sale of new products have been subject to substantial patent rights litigation in the pharmaceutical industry. These lawsuits generally relate to the validity and infringement of patents or proprietary rights of third parties. Infringement litigation is prevalent with respect to generic versions of products for which the patent covering the brand name product is expiring, particularly since many companies which market generic products focus their development efforts on products with expiring patents. Pharmaceutical companies, biotechnology companies, universities, research institutions or other third parties may have filed patent applications or may have been granted patents that cover aspects of our products or our licensors’ products, product candidates or other technologies.

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

Risks Related to Our Common Stock

The sale of our common stock to Fusion Capital may cause dilution and the sale of the shares of common stock acquired by Fusion Capital could cause the price of our common stock to decline.

In connection with entering into the common stock purchase agreement with Fusion Capital, we authorized the sale to Fusion Capital of up to 35.0 million shares of our common stock. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. Sales to Fusion Capital by us under the agreement may result in substantial dilution to the interests of other holders of our common stock.

The agreement with Fusion Capital may adversely impact our other fundraising initiatives.

The sale of a substantial number of shares of our common stock under our arrangement with Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the agreement may be terminated by us at any time at our discretion without any cost to us.

The market price of our common stock is highly volatile.

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the Company, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the market price of our shares.

Our common stock is and likely will remain subject to the SEC’s “Penny Stock” rules, which may make our shares more difficult to sell.

Because the price of our common stock is currently and may remain less than $5.00 per share, it is classified as a “penny stock.” The SEC rules regarding penny stocks may have the effect of reducing trading activity in our shares, making it more difficult for investors to sell. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies;

•	obtain a signed and dated acknowledgement from the purchaser demonstrating that the purchaser has received the required risk disclosure document before a transaction in a “penny stock” can be completed; and

•	give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation.

These rules make it more difficult for broker-dealers to effectuate customer transactions and trading activity in our securities and may result in a lower trading volume of our common stock and lower trading prices.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We lease approximately 3,000 square feet of office and laboratory space located at 1256 Briarcliff Road, Emtech Bio Suite 500, Atlanta, Georgia under a month-to-month lease agreement with Emtech Biotechnology

Development, Inc., a related party associated with Emory University. We also share the lease expense for office space in the Chicago area for one of our officers and directors, but we are not obligated under the lease.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

Item 4.	Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information

Our common stock is currently traded on the over-the-counter bulletin board market under the symbol “GOVX”. The following table sets forth the high and low bid prices for our common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions:

	High	Low

2008
Fourth Quarter	$0.20	0.09
Third Quarter	0.20	0.13
Second Quarter	0.29	0.12
First Quarter	0.19	0.11
2007
Fourth Quarter	$0.36	$0.16
Third Quarter	0.42	0.25
Second Quarter	0.38	0.22
First Quarter	0.66	0.18

Holders

On February 28, 2009, there were approximately 1,400 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other institutions.

Dividends

We have not paid any dividends since our inception and do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On October 31, 2008 we sold 375,940 shares of our common stock, $0.001 par value, to Fusion Capital for an aggregate purchase price of $50,000 pursuant to our May 8, 2008 Purchase Agreement with Fusion Capital. We also issued to Fusion an additional 12,403 shares of our common stock as a partial settlement of the commitment fee for entering into the Purchase Agreement.

On November 5, 2008 we sold 361,454 shares of our common stock, $0.001 par value, to Fusion Capital for an aggregate purchase price of $50,000 pursuant to the Purchase Agreement. We also issued to Fusion an additional 12,403 shares of our common stock as a partial settlement of the commitment fee for entering into the Purchase Agreement.

On November 14, 2008 we sold 384,615 shares of our common stock, $0.001 par value, to Fusion Capital for an aggregate purchase price of $50,000 pursuant to the Purchase Agreement. We also issued to Fusion an additional 12,403 shares of our common stock as a partial settlement of the commitment fee for entering into the Purchase Agreement.

On December 1, 2008 we sold 464,802 shares of our common stock, $0.001 par value, to Fusion Capital for an aggregate purchase price of $55,000 pursuant to the Purchase Agreement. We also issued to Fusion an additional 13,643 shares of our common stock as a partial settlement of the commitment fee for entering into the Purchase Agreement.

On December 5, 2008 we sold 500,000 shares of our common stock, $0.001 par value, to Fusion Capital for an aggregate purchase price of $55,000 pursuant to the Purchase Agreement. We also issued to Fusion an additional 13,643 shares of our common stock as a partial settlement of the commitment fee for entering into the Purchase Agreement.

For all of the aforementioned transactions with Fusion Capital, we relied on section 4(2) of the Securities Act of 1933 to issue the common stock, inasmuch as the common stock was issued to a single private entity which is an accredited investor that purchased its securities as an investment in a private transaction without any form of general solicitation or general advertising.

On October 13, 2008 we issued 100,000 shares of our common stock, $0.001 par value, to Equinox One Consulting, LLC (“Equinox One”) related to a Consulting Agreement previously reported on Form 8-K on January 18, 2008. We relied on section 4(2) of the Securities Act of 1933 to issue the common stock, inasmuch as the common stock was issued to a single private entity which is an accredited investor that purchased its securities as an investment in a private transaction without any form of general solicitation or general advertising.

There were no other sales of unregistered securities during the period covered by this report that have not previously been reported on Form 10-Q or Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2008.

Performance Graph

The following line graph presentation compares cumulative total shareholder returns of GeoVax’s Common Stock with the Russell 2000 Index and the RDG SmallCap Biotechnology Index (the “Peer Index”) for the five-year period from December 31, 2003 to December 31, 2008. The graph and table assume that $100 was invested in each of GeoVax’s common stock, the Russell 2000 Index and the Peer Index on December 31, 2003, and that all dividends were reinvested. This data was furnished by the Research Data Group. This information includes information relating to the price of Dauphin Shares prior to the 2006 Merger.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Geovax Labs Inc., The Russell 2000 Index
And The RDG SmallCap Biotechnology Index

*	$100 invested on 12/31/03 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2003	2004	2005	2006	2007	2008
GeoVax Labs, Inc.	100.00	400.00	1,720.00	452.00	330.00	210.00
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
RDG Small Cap Biotechnology	100.00	104.62	102.27	108.83	103.19	79.87

Item 6.	Selected Financial Data

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

	2008	2007	2006	2005	2004

Statement of Operations Data:
Total revenues (grant income)	$2,910,170	$237,004	$852,905	$670,467	$714,852
Net loss	(3,728,187)	(4,241,796)	(584,166)	(1,611,086)	(2,351,828)
Basic and diluted net loss per common share	(0.01)	(0.01)	(0.00)	(0.01)	(0.01)
Balance Sheet Data:
Total assets	3,056,241	3,246,404	2,396,330	1,685,218	1,870,089
Redeemable convertible preferred stock	—	—	—	1,016,555	938,475
Total stockholders’ equity (deficit)	2,709,819	2,647,866	2,203,216	(500,583)	(389,497)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

GeoVax is a clinical stage biotechnology company focused on developing human vaccines for diseases caused by Human Immunodeficiency Virus and other infectious agents. We have exclusively licensed from Emory University certain HIV vaccine technology which was developed in collaboration with the National Institutes of Health and the Centers for Disease Control and Prevention.

Our HIV vaccine candidates have successfully completed preclinical efficacy testing in non-human primates and Phase 1 clinical testing trials in humans. A Phase 2a human clinical trial for our preventative HIV vaccine candidate was initiated during the fourth quarter of 2008, and patient enrollment commenced in February 2009. The costs of conducting our human clinical trials to date have been borne by HVTN, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. HVTN will also bear the cost of conducting our Phase 2a human clinical study, but we can not predict the level of support we will receive from HVTN for any additional clinical studies. Our operations are also partially supported by an Integrated Preclinical/Clinical AIDS Vaccine Development [IPCAVD] Grant from the NIH. We expect this grant to provide approximately $15 million (approximately $3 million awarded annually) to us over a five year period that began in October 2007. The grant is subject to annual renewal, with the latest grant award covering the period from September 2008 through August 2009. We intend to pursue additional grants from the federal government, however, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. It will, therefore, be necessary for us to look to other sources of funding in order to finance our development activities.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and adjusts the estimates as necessary. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Impairment of Long-Lived Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted expected future net cash flows from the assets.

Revenue Recognition.  We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB No. 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. Our revenue consists primarily of government grant revenue, which is recorded as income as the related costs are incurred.

Stock-Based Compensation.  Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values on the grant date. SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. We adopted SFAS 123R using the prospective application method which requires us to apply the provisions of SFAS 123R prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award.

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $2,191,180 and total assets of $3,056,241, as compared to $1,990,356 and $3,246,404, respectively, at December 31, 2007. Working capital totaled $2,455,412 at December 31, 2008, compared to $2,432,276 at December 31, 2007.

Sources and Uses of Cash.  We are a development-stage company and do not have any products approved for sale. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. Our primary sources of cash are from sales of our equity securities and from government grant funding.

Cash Flows from Operating Activities.  Net cash used in operating activities was $2,367,886, $3,265,743 and $1,327,941 for the years ended December 31, 2008, 2007 and 2006, respectively. Generally, the differences between years are due to fluctuations in our net losses which, in turn, result from fluctuations in expenditures from our research activities, offset by net changes in our assets and liabilities.

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

Cash Flows from Investing Activities.  Our investing activities have consisted predominantly of capital expenditures. Capital expenditures for the years ended December 31, 2008, 2007 and 2006, were $99,831, $-0-, and $69,466, respectively.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $2,668,541, $3,167,950 and $2,212,849 for the years ended December 31, 2008, 2007 and 2006, respectively. The cash generated by our financing activities generally relates to the sale of our common stock to individual accredited investors and to Fusion Capital, offset by costs associated with our financing arrangement with Fusion Capital (see below).

In May 2008, we signed the Purchase Agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”) which provides for the sale of up to $10 million of shares of our common stock. In connection with this agreement, we filed a registration statement related to the transaction with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the Purchase Agreement. The SEC declared effective the registration statement on July 1, 2008, and we now have the right until July 1, 2010 to sell our shares of common stock to Fusion Capital from time to time in amounts ranging from $80,000 to $1 million per purchase transaction, depending on certain conditions as set forth in the Purchase Agreement. During 2008 we received $500,000 from the sale of our common stock to Fusion Capital pursuant to this arrangement.

We believe that our current working capital, combined with the proceeds from the IPCAVD grant awarded annually from the NIH and our anticipated use of the Purchase Agreement with Fusion Capital, will be sufficient to support our planned level of operations through 2009 and into 2010. The extent to which we rely on the Purchase Agreement as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we can secure working capital from other sources if we choose to seek such other sources. Even if we are able to access the full $10 million under the Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects. While we believe that we will be successful in obtaining the necessary financing to fund our operations through the Purchase Agreement or through other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all.

Our capital requirements, particularly as they relate to product research and development, have been and will continue to be significant. We intend to seek FDA approval of our products, which may take several years. We will not generate revenues from the sale of our products for at least several years, if at all. We will be dependent on obtaining financing from third parties in order to maintain our operations, including our clinical program. Due to the existing uncertainty in the capital and credit markets, and adverse regional and national economic conditions which may persist or worsen, capital may not be available on terms acceptable to the Company or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations, or to seek to merge with or to be acquired by another company.

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of December 31, 2008, we had approximately $203,000 of unrecorded contractual commitments associated with our vaccine manufacturing activities, for services expected to be rendered to us during 2009. As of that date, we had no other firm purchase obligations or commitments for capital expenditures, no committed lines of credit or other committed funding or long-term debt, and no lease obligations (operating or capital). We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. We have no other contractual obligations, with the exception of commitments which are contingent upon the occurrence of future events.

In July 2008, we signed a non-binding letter of intent for a joint collaboration and commercial license for the use of vaccine manufacturing technology owned by Vivalis S.A., a French biopharmaceutical company. Subsequent to the signing of the letter of intent, we paid a signing fee of approximately $241,000 to Vivalis, and upon execution of the final license agreement, we will incur a commitment of approximately $900,000 as our contribution to the joint development effort in 2009 and early 2010. As the development milestone fees are denominated in Euros, this estimate of our financial commitment is based on current exchange rates; the actual amounts will be greater or lesser, depending on the actual exchange rates at the time of each milestone achievement.

Net Operating Loss Carryforward

At December 31, 2008, we had consolidated net operating loss carryforwards for income tax purposes of $70 million, which will expire in 2010 through 2028 if not utilized. Approximately $59.7 million of our net operating loss carryforwards relate to the operations of the Company (Dauphin Technology, Inc.) prior to the Merger. We also have research and development tax credits of $355,000 available to reduce income taxes, if any, which will expire in 2022 through 2027 if not utilized. The amount of net operating loss carryforwards and research tax credits available to reduce income taxes in any particular year may be limited in certain circumstances. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

Net Loss

We recorded net losses of $3,728,187, $4,241,796 and $584,166 for the years ended December 31, 2008, 2007 and 2006, respectively. Our operating results will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

We recorded grant revenues of $2,910,170 in 2008, $237,004 in 2007 and $852,905 in 2006. Grant revenue reported during 2006 relates to projects covered by grants from the National Institutes of Health issued to Emory University and subcontracted to us pursuant to collaborative arrangements with Emory University. The activities associated with these grants were completed during 2006. During 2007, we were awarded an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant by the National Institutes of Health (NIH) to support our HIV/AIDS vaccine program. The project period for this grant covers a five year period which commenced during October 2007, with expected annual awards of between $3-4 million, or approximately $15-16 million in the aggregate. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. The grant is subject to annual renewal, with the latest grant award covering the period from September 2008 through August 2009. As of December 31, 2008, there is approximately $3 million remaining from the current year’s award and carryovers from the prior year award. Assuming that the remaining budgeted amounts under the grant are awarded to the Company, there is an additional $10 million available through the grant. We expect to record between $3.4 to $3.6 million in revenues associated with the grant during 2009.

Research and Development

Our research and development expenses were $3,741,489 in 2008, $1,757,125 in 2007 and $665,863 in 2006. Research and development expenses vary considerably on a period-to-period basis, primarily depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties. Research and development expense includes stock-based compensation expense of $494,041, $284,113 and $-0- for 2008, 2007 and 2006, respectively (see discussion below). Research and development costs increased during the 2007 and 2008 periods as a direct result of spending associated with the NIH grant discussed above, and due to costs associated with our vaccine manufacturing activities in preparation for commencement of Phase 2 clinical testing, as well as the addition of new scientific personnel. Our recently initiated Phase 2a clinical trial will be conducted and funded by the HVTN, but we are responsible for the manufacture of vaccine product to be used in the trial. We can not predict the level of support we may receive from HVTN or other federal agencies (or divisions thereof) for our future clinical trials. We expect that our research and development costs will continue to increase in 2009 and beyond as we progress through the human clinical trial process leading up to possible product approval by the FDA.

In July 2008, we signed a letter of intent with Vivalis S.A., a French biopharmaceutical company, for joint collaboration and license of Vivalis’ proprietary EBx® technology. The letter of intent contemplates development of a process using the EBx® technology to manufacture the MVA component of the GeoVax HIV-1 vaccine. Vivalis’ vaccine manufacturing technology is based on a duck embryonic stem cell substrate platform, providing continuous growth from a fully characterized frozen cell bank without necessitating fertilized embryo extraction and processing, as with present chicken cell based technologies. Furthermore, the EB66® cell line can be grown in suspension (without the cells attached to the surface of the growth vessel) and can be scaled up for growth in giant bioreactors (a cutting edge industrial method) for large scale production of the MVA viral vaccine. We expect the final agreement with Vivalis to be executed during the first half of 2009. Subsequent to execution of this agreement, we expect to incur substantial costs associated with development of this vaccine manufacturing technology, with preliminary cost estimates ranging from $1.5 to $2.0 million during 2009 and early 2010.

General and Administrative Expense

Our general and administrative expenses were $2,970,068 in 2008, $2,784,182 in 2007 and $843,335 in 2006. General and administrative costs have substantially increased during the three year period ending December 31, 2007 primarily as a result of the Company becoming a publicly-traded entity subsequent to the merger of GeoVax Labs, Inc and GeoVax, Inc. in September 2006. These higher costs include, among other things, the costs of an expanded management team (including the engagement of our Chief Financial Officer in October 2006 and our Senior Vice President in January 2007), a newly instituted investor relations program, costs associated with an expanded Board of Directors, costs associated with our efforts to comply with the Sarbanes-Oxley Act of 2002, and increased legal and accounting fees associated with compliance with securities laws. General and administrative expense includes stock-based compensation expense of $1,525,008, $1,234,380 and $-0- for 2008, 2007 and 2006, respectively (see discussion below). We expect that general and administrative expenses may increase in the future in support of expanded research and development activities.

Stock-Based Compensation Expense

During 2008, we recorded total stock-based compensation expense of $2,019,049, which was allocated to research and development expense ($494,041), or general and administrative expense ($1,525,008) according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. During 2007, we recorded total stock-based compensation expense of $1,518,496, of which $284,113 was allocated to research and development expense and $1,234,380 was allocated to general and administrative expense. No stock-based compensation expense was recorded during 2006. Stock-based compensation expense is calculated and recorded in accordance with the provisions of SFAS 123R. We adopted SFAS 123R using the prospective application method which requires us to apply its provisions prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. We did not grant or modify any share-based compensation during 2006, thus no expense was recorded during for that year.

Other Income

Interest income was $73,200 in 2008, $62,507 in 2007 and $72,127 in 2006. The variances between years are primarily attributable to the cash available for investment, which totaled $2,191,180 at December 31, 2008, $1,990,356 at December 31, 2007 and $2,088,149 at December 31, 2006.

Impact of Inflation

For the three year period ending December 31, 2008, we do not believe that inflation and changing prices had a material impact on our operations or on our financial results.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term bank certificates of deposits and institutional money market funds. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income received without significantly increasing risk. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments or foreign currency instruments.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2008 and 2007, and for each of the three years ended December 31, 2008, 2007 and 2006, together with the independent registered public accounting firms’ reports thereon, are set forth on pages F-1 to F-20of this Annual Report on Form 10-K.

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

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Porter Keadle Moore, LLP, our independent registered public accounting firm, as stated in their report which appears below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors
GeoVax Labs, Inc.
Atlanta, Georgia

We have audited GeoVax Labs, Inc. and subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GeoVax Labs, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, GeoVax Labs, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GeoVax Labs, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and our report dated March 5, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/  PORTER KEADLE MOORE LLP

Atlanta, Georgia
March 5, 2009

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is included in our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the SEC under the captions “Directors and Executive Officers” and “Corporate Governance” and is incorporated herein by this reference.

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

The information required by this Item is included in our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Compensation Discussion and Analysis” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the SEC under the captions “Security Ownership of Principal Stockholders, Directors and Officers” and “Securities Authorized for Issuance under Equity Compensation Plans,” are incorporated herein by this reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item is included in our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item with respect to principal accounting fees and services is included in our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the SEC under the caption “Ratification of Appointment of the Independent Registered Public Accountant Firm” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)  Financial Statements

Page

Reports of Independent Registered Public Accounting Firms on Financial Reporting	F-2
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 and for the Period from Inception (June 27, 2001) to December 31, 2008	F-4
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from Inception (June 27, 2001) to December 31, 2008	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 and for the Period from Inception (June 27, 2001) to December 31, 2008	F-6
Notes to Consolidated Financial Statements	F-7

(2)  Financial Statement Schedules

The following financial statement schedule is set forth on page F-20 of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)  Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit
Number		Description

2.1		Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc.(1)
2.2		First Amendment to Agreement and Plan of Merger(2)
2.3		Second Amendment to Agreement and Plan of Merger(3)
3.1		Certificate of Incorporation(6)
3.2		Bylaws(6)
10	.1*	Employment Agreement with Robert T. McNally(8)
10	.2*	Employment Agreement with Andrew Kandalepas(5)
10	.3*	Employment Agreement with Mark Reynolds(10)
10	.4*	GeoVax Labs, Inc. 2006 Equity Incentive Plan(4)
10.5		License Agreement (as amended and restated) between GeoVax, Inc. and Emory University, dated August 23, 2002(3)
10.6		Technology Sale and Patent License Agreement between GeoVax, Inc. and MFD, Inc., dated December 26, 2004(3)
10.7		Equipment and Ground Sublease between GeoVax, Inc. and EmTech Biotechnology Development, Inc., dated December 1, 2001, together with amendment dated August 18, 2003(3)
10.8		Equipment and Ground Sublease Amendment dated November 22, 2006(5)
10.9		Consulting Agreement and Warrant Agreement between GeoVax Labs, Inc. and Equinox One Consulting LLC(7)
10.10		Consulting Agreement with Donald G. Hildebrand(8)
10.11		Common Stock Purchase Agreement, dated as of May 8, 2008, by and between GeoVax Labs, Inc. and Fusion Capital Fund II, LLC(9)
10.12		Registration Rights Agreement, dated as of May 8, 2008, by and between GeoVax Labs, Inc. and Fusion Capital Fund II, LLC(9)
14.1		Code of Ethics(5)
21.1		Subsidiaries of the Registrant(5)
31	.1**	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31	.2**	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement

**	Filed herewith

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.

(4)	Incorporated by reference from the registrant’s definitive Information Statement (Schedule 14C) filed with the Securities and Exchange Commission on August 18, 2006.

(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2008.

(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008.

(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2008.

(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2008.

(10)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

The agreements identified in this report as exhibits are between and among the parties to them, and are not for the benefit of any other person. Each agreement speaks as of its date, and the Company does not undertake to update them, unless otherwise required by the terms of the agreement or by law. As permitted, the Company has omitted some disclosure schedules because the Company has concluded that they do not contain information that is material to an investment decision and is not otherwise disclosed in the agreement or this report. Omitted schedules may nevertheless affect the related agreement. The agreements, including the Company’s representations, warranties, and covenants, are subject to qualifications and limitations agreed to by the parties and may be subject to a contractual standard of materiality, and remedies, different from those generally applicable or available to investors and may reflect an allocation of risk between or among the parties to them. Accordingly, the representations, warranties and covenants of the Company contained in the agreements may not constitute strict representations of factual matters or absolute promises of performance. Moreover, the agreements may be subject to differing interpretations by the parties, and a party may, in accordance with the agreement or otherwise, waive or modify the Company’s representations, warranties, or covenants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.

BY:	/s/ Robert T. McNally
Robert T. McNally
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Robert T. McNally Robert T. McNally	Director President & Chief Executive Officer (Principal Executive Officer)	March 12, 2009

/s/ Mark W. Reynolds Mark W. Reynolds	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2009

/s/ Donald G. Hildebrand Donald G. Hildebrand	Director	March 12, 2009

/s/ Andrew J. Kandalepas Andrew J. Kandalepas	Director	March 12, 2009

/s/ Dean G. Kollintzas Dean G. Kollintzas	Director	March 12, 2009

/s/ Robert T. McNally Robert T. McNally	Director	March 12, 2009

/s/ Harriet L. Robinson Harriet L. Robinson	Director	March 12, 2009

/s/ John N. Spencer, Jr. John N. Spencer, Jr.	Director	March 12, 2009

/s/ Peter M. Tsolinas Peter M. Tsolinas	Director	March 12, 2009

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

INDEX TO 2008 CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm on Financial Statements	F-2
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 and for the Period from Inception (June 27, 2001) to December 31, 2008	F-4
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from Inception (June 27, 2001) to December 31, 2008	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 and for the Period from Inception (June 27, 2001) to December 31, 2008	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006	F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Board of Directors
GeoVax Labs, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of GeoVax Labs, Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and for the period of time considered part of the development stage from January 1, 2006 to December 31, 2008, except we did not audit the Company’s financial statements for the period from June 27, 2001 to December 31, 2005 which were audited by other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoVax Labs, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GeoVax Labs, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2009, expressed an unqualified opinion on the effectiveness of GeoVax Labs, Inc.’s internal control over financial reporting.

/s/  PORTER KEADLE MOORE LLP

Atlanta, Georgia
March 5, 2009

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$2,191,180	$1,990,356
Grant funds receivable	311,368	93,260
Stock subscriptions receivable	—	897,450
Prepaid expenses and other	299,286	49,748

Total current assets	2,801,834	3,030,814
Property and equipment, net of accumulated depreciation of $112,795 and $76,667 at December 31, 2008 and 2007, respectively	138,847	75,144
Other assets:
Licenses, net of accumulated amortization of $134,276 and $109,390 at December 31, 2008 and 2007, respectively	114,580	139,466
Deposits	980	980

Total other assets	115,560	140,446

Total assets	$3,056,241	$3,246,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$176,260	$390,993
Amounts payable to related parties	170,162	156,225
Accrued salaries	—	51,320

Total current liabilities	346,422	598,538
Commitments (Note 5)
Stockholders’ equity:
Common stock, $.001 par value, 900,000,000 shares authorized 747,448,876 and 731,627,926 shares outstanding at December 31, 2008 and 2007, respectively	747,449	731,628
Additional paid-in capital	16,215,966	12,441,647
Deficit accumulated during the development stage	(14,253,596)	(10,525,409)

Total stockholders’ equity	2,709,819	2,647,866

Total liabilities and stockholders’ equity	$3,056,241	$3,246,404

See accompanying report of independent registered public accounting firm and notes to financial statements.

GEOVAX LABS. INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

				From Inception
	Years Ended December 31,			(June 27, 2001) to
	2008	2007	2006	December 31, 2008

Grant revenue	$2,910,170	$237,004	$852,905	$6,558,355
Operating expenses:
Research and development	3,741,489	1,757,125	665,863	12,491,663
General and administrative	2,970,068	2,784,182	843,335	8,598,125

	6,711,557	4,541,307	1,509,198	21,089,788

Loss from operations	(3,801,387)	(4,304,303)	(656,293)	(14,531,433)
Other income (expense):
Interest income	73,200	62,507	72,127	283,506
Interest expense	—	—	—	(5,669)

	73,200	62,507	72,127	277,837

Net loss	$(3,728,187)	$(4,241,796)	$(584,166)	$(14,253,596)

Basic and diluted:
Loss per common share	$(0.01)	$(0.01)	$(0.00)	$(0.03)
Weighted average shares	740,143,397	714,102,311	414,919,141	425,026,119

See accompanying report of independent registered public accounting firm and notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid In Capital	Receivable	Stage	(Deficiency)

Capital contribution at inception (June 27, 2001)	—	$—	$10	$—	$—	$10
Net loss for the year ended December 31, 2001	—	—	—	—	(170,592)	(170,592)

Balance at December 31, 2001	—	—	10	—	(170,592)	(170,582)
Sale of common stock for cash	139,497,711	139,498	(139,028)	—	—	470
Issuance of common stock for technology license	35,226,695	35,227	113,629	—	—	148,856
Net loss for the year ended December 31, 2002	—	—	—	—	(618,137)	(618,137)

Balance at December 31, 2002	174,724,406	174,725	(25,389)	—	(788,729)	(639,393)
Sale of common stock for cash	61,463,911	61,464	2,398,145	—	—	2,459,609
Net loss for the year ended December 31, 2003	—	—	—	—	(947,804)	(947,804)

Balance at December 31, 2003	236,188,317	236,189	2,372,756	—	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable	74,130,250	74,130	2,915,789	(2,750,000)	—	239,919
Cash payments received on stock subscription receivable	—	—	—	750,000	—	750,000
Issuance of common stock for technology license	2,470,998	2,471	97,529	—	—	100,000
Net loss for the year ended December 31, 2004	—	—	—	—	(2,351,828)	(2,351,828)

Balance at December 31, 2004	312,789,565	312,790	5,386,074	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	—	—	—	1,500,000		1,500,000
Net loss for the year ended December 31, 2005	—	—	—	—	(1,611,086)	(1,611,086)

Balance at December 31, 2005	312,789,565	312,790	5,386,074	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable	—	—	—	500,000	—	500,000
Conversion of preferred stock to common stock	177,542,538	177,543	897,573	—	—	1,075,116
Common stock issued in connection with merger	217,994,566	217,994	1,494,855	—	—	1,712,849
Issuance of common stock for cashless warrant exercise	2,841,274	2,841	(2,841)	—	—	—
Net loss for the year ended December 31, 2006	—	—	—	—	(584,166)	(584,166)

Balance at December 31, 2006	711,167,943	711,168	7,775,661	—	(6,283,613)	2,203,216
Sale of common stock for cash	20,336,433	20,336	3,142,614	—	—	3,162,950
Issuance of common stock upon stock option exercise	123,550	124	4,876	—	—	5,000
Stock-based compensation expense	—	—	1,518,496	—	—	1,518,496
Net loss for the year ended December 31, 2007	—	—	—	—	(4,241,796)	(4,241,796)

Balance at December 31, 2007	731,627,926	731,628	12,441,647	—	(10,525,409)	2,647,866
Sale of common stock for cash in private placement transactions	8,806,449	8,806	1,356,194	—	—	1,365,000
Transactions related to common stock purchase agreement with Fusion Capital	6,514,501	6,515	399,576	—	—	406,091
Stock-based compensation:
Stock options	—	—	1,798,169	—	—	1,798,169
Consultant warrants	—	—	146,880	—	—	146,880
Issuance of common stock for consulting services	500,000	500	73,500	—	—	74,000
Net loss for the year ended December 31, 2008	—	—	—	—	(3,728,187)	(3,728,187)

Balance at December 31, 2008	747,448,876	$747,449	$16,215,966	$—	$(14,253,596)	$2,709,819

See accompanying report of independent registered public accounting firm and notes to financial statements.

GEOVAX LABS. INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				From Inception
	Years Ended December 31,			(June 27, 2001) to
	2008	2007	2006	December 31, 2008

Cash flows from operating activities:
Net loss	$(3,728,187)	$(4,241,796)	$(584,166)	$(14,253,596)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	61,014	54,461	49,095	247,071
Accretion of preferred stock redemption value	—	—	58,561	346,673
Stock-based compensation expense	2,019,049	1,518,496	—	3,537,545
Changes in assets and liabilities
Grant funds receivable	(218,108)	(93,260)	—	(311,368)
Stock subscriptions receivable	—	(897,450)	—	—
Prepaid expenses and other current assets	(249,538)	(11,618)	124,701	(299,286)
Deposits	—	—	—	(980)
Accounts payable and accrued expenses	(252,116)	405,424	(123,227)	346,422
Unearned grant revenue	—	—	(852,905)	—

Total adjustments	1,360,301	976,053	(743,775)	3,866,077

Net cash used in operating activities	(2,367,886)	(3,265,743)	(1,327,941)	(10,387,519)
Cash flows from investing activities:
Purchase of property and equipment	(99,831)	—	(69,466)	(251,642)

Net cash used in investing activities	(99,831)	—	(69,466)	(251,642)
Cash flows from financing activities:
Net proceeds from sale of common stock	2,668,541	3,162,950	2,212,849	12,096,898
Net proceeds from exercise of stock options	—	5,000	—	5,000
Net proceeds from sale of preferred stock	—	—	—	728,443

Net cash provided by financing activities	2,668,541	3,167,950	2,212,849	12,830,341

Net increase (decrease) in cash and cash equivalents	200,824	(97,793)	815,442	2,191,180
Cash and cash equivalents at beginning of period	1,990,356	2,088,149	1,272,707	—

Cash and cash equivalents at end of period	$2,191,180	$1,990,356	$2,088,149	$2,191,180

Supplemental disclosure of cash flow information Interest paid	$—	$—	$—	$5,669

Supplemental disclosure of non-cash investing and financing activities:

In connection with the Merger discussed in Note 6, all of the outstanding shares of the Company’s mandatory redeemable convertible preferred stock were converted into shares of common stock as of September 28, 2006.

See accompanying report of independent registered public accounting firm and notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006 and
Period from Inception (June 27, 2001) to December 31, 2008

1.	Nature of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a development stage biotechnology company focused on developing human vaccines for diseases caused by Human Immunodeficiency Virus (HIV) and other infectious agents. As discussed in Note 3, the Company has exclusively licensed from Emory University vaccine technology which was developed in collaboration with the National Institutes of Health (NIH) and the Centers for Disease Control and Prevention (CDC).

The Company was originally incorporated in June 1988 under the laws of Illinois as Dauphin Technology, Inc. (“Dauphin”). Dauphin was unsuccessful and its operations were terminated in December 2003. In September 2006, Dauphin completed a merger (the “Merger”) with GeoVax, Inc. which was incorporated under the laws of Georgia in June 2001 (date of “inception”). As a result of the Merger, the shareholders of GeoVax, Inc. exchanged their shares of common stock for Dauphin common stock and GeoVax, Inc. became a wholly-owned subsidiary of Dauphin. In connection with the Merger, Dauphin changed its name to GeoVax Labs, Inc., replaced its officers and directors with those of GeoVax, Inc. and moved its offices to Atlanta, Georgia. The Company does not conduct any business other than GeoVax, Inc.’s business of developing human vaccines. The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with U.S. generally accepted accounting principles. Under this method of accounting, Dauphin was treated as the acquired company and, accordingly, all financial information prior to the date of Merger presented in the accompanying condensed consolidated financial statements, or in the notes herein, as well as any references to prior operations, are those of GeoVax, Inc. In June 2008, the Company was reincorporated under the laws of the State of Delaware.

The Company is devoting all of its present efforts to research and development. We have funded our activities to date almost exclusively from equity financings and government grants, and we will continue to require substantial funds to continue these activities.

In September 2007, the National Institutes of Health awarded the Company a grant of approximately $15 million (approximately $3 million awarded annually) to be funded over a 5 year period (see Note 4). And in May 2008, we entered into a $10 million common stock purchase agreement with a third party institutional fund (see Note 7) which we are presently utilizing to meet our additional cash needs, there is currently approximately $9.4 million remaining in undrawn funds pursuant to this arrangement. We expect that the proceeds from the NIH grant, combined with our existing cash resources and our anticipated use of the common stock purchase agreement, will be sufficient to fund our planned activities through 2009 and into 2010. The extent to which we rely on the common stock purchase agreement as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we can secure working capital from other sources if we choose to seek such other sources.

While we believe that we will be successful in obtaining the necessary financing to fund our operations through the aforementioned financing arrangement or through other sources, the Company’s ability to succeed in its operations is ultimately dependent upon management of our cash resources, successful development of our product candidates, entering into licensing, collaboration or partnership agreements, execution of future financings or transactions and ultimately, upon achievement of positive cash flow from operations. There can be no assurance that additional funds will be available on terms acceptable to the Company or that the Company will ever become profitable.

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

Development-Stage Enterprise

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. All losses accumulated since inception (June 27, 2001) have been considered as part of the Company’s development stage activities.

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

Fair Value of Financial Instruments and Concentration of Credit Risk

Financial instruments that subject us to concentration of credit risk consist primarily of cash and cash equivalents, which are maintained by a high credit quality financial institution. The carrying values reported in the balance sheets for cash and cash equivalents approximate fair values.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred, while additions and improvements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years. Depreciation expense was $36,128, $29,575 and $24,210 during the years ended December 31, 2008, 2007 and 2006, respectively.

Other Assets

Other assets consist principally of license agreements for the use of technology obtained through the issuance of the Company’s common stock. These license agreements are amortized on a straight line basis over ten years. Amortization expense related to these agreements was $24,886 during each of the years ended December 31, 2008, 2007 and 2006, respectively, and is expected to be $24,886, $24,886, $24,886, $19,923 and $10,000 for each of the next five years, respectively.

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

Accrued Liabilities

As part of the process of preparing our financial statements, we estimate expenses that we believe we have incurred, but have not yet been billed by our third party vendors. This process involves identifying services and activities that have been performed by such vendors on our behalf and estimating the level to which they have been performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of expenses for which we accrue include fees for professional services and fees owed to contract manufacturers in conjunction with the manufacture of vaccines for our clinical trials. We make these estimates based upon progress of activities related to contractual obligations and information received from vendors.

Restatement for Recapitalization

All share amounts and per share figures in the accompanying consolidated financial statements and the related footnotes have been restated for the 2006 recapitalization discussed in Note 6, based on the 29.6521 exchange ratio indicated therein.

Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. All common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be antidilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled: 114,829,102; 93,637,594; and 56,431,032 shares at December 31, 2008, 2007 and 2006, respectively.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2008 and 2007, our revenue consisted of government grant revenue received directly from the National Institutes of Health (see Note 4); in prior years our revenue consisted of grant revenue subcontracted to us from Emory University pursuant to collaborative arrangements. Revenue from these arrangements is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

Research and Development Expense

Research and development expense primarily consists of costs incurred in the discovery, development, testing and manufacturing of the Company’s product candidates. These expenses consist primarily of (i) fees

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid to third-party service providers to perform, monitor and accumulate data related to the Company’s preclinical studies and clinical trials, (ii) costs related to sponsored research agreements, (iii) the costs to procure and manufacture materials used in clinical trials, (iv) laboratory supplies and facility-related expenses to conduct development, and (v) salaries, benefits, and share-based compensation for personnel. These costs are charged to expense as incurred.

Patent Costs

Our expenditures relating to obtaining and protecting patents are charged to expense when incurred, and are included in general and administrative expense.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values on the grant date. SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. We adopted SFAS 123R using the prospective application method which requires us to apply the provisions of SFAS 123R prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and expensed on a straight line basis over the service periods of each award. See Note 7 for additional stock-based compensation information.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value under generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued Staff Position No. 157-2, (“FSP 157-2”) which delayed the January 1, 2008 effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those already being recognized or disclosed at fair value in the financial

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements on a recurring basis (at least annually), until January 1, 2009. Implementation of these standards had no impact on our results of operations, financial position, or cash flows.

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

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 will be effective for us in the first quarter of 2009. We are currently assessing the impact of FSP 142-3 on our financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not anticipate the adoption of SFAS 162 will have a material impact on our results of operations, financial position, or cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share. EITF 03-6-1 will be effective for us in the first quarter of 2009. We do not expect that such adoption will have a material, if any, effect on our results of operations, financial position, or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

3.	License Agreements

Emory License — During 2002, we entered into a license agreement with Emory University (the “Emory License”), a related party, for technology required in conjunction with certain products under development by us in exchange for 35,226,695 shares of our common stock valued at $148,856. The Emory License expires on the date of the latest expiration date of the underlying patents. The Emory License, among other contractual obligations, requires payments based on milestone achievements, royalties on our sales or on payments to us by our sublicensees, and payment of maintenance fees in the event certain milestones are not met within the time periods specified in the agreement.

MFD License  — During 2004, we entered into a license agreement with MFD, Inc. in exchange for 2,470,998 shares of our common stock valued at $100,000. Pursuant to this agreement, we obtained a fully paid, worldwide, irrevocable exclusive license to certain patents covering technology that may be employed by our products.

4.	NIH Grant

In September 2007, the National Institutes of Health (NIH) awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five year period which commenced October 2007, with an expected annual award of approximately $3 million per year, or $15 million in the aggregate. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization, production and human clinical trial testing. We record revenue associated with the grant as the related costs and expenses are incurred. During 2008 and 2007, we recorded $2,910,170 and $237,004, respectively, of revenue associated with the grant.

5.	Commitments

Leases — We lease the office and laboratory space used for our operations in Atlanta under a lease agreement on a month-to-month basis from Emtech Biotechnology Development, Inc., a related party associated with Emory University. We also share the lease expense for office space in the Chicago area for one of our officers /directors, but we are not obligated under any lease agreement for such space. Rent expense totaled $71,041, $56,588 and $38,921 for the years ended December 31, 2008, 2007 and 2006, respectively.

Manufacturing Contracts — At December 31, 2008, there are approximately $203,000 of unrecorded contractual commitments associated with our vaccine manufacturing activities, for services expected to be rendered to us during 2009.

Vivalis Letter of Intent — In July 2008, we signed a non-binding letter of intent for a proposed license and development agreement for the use of vaccine manufacturing technology owned by Vivalis S.A., a French biopharmaceutical company. Subsequent to the signing of the letter of intent, we paid a signing fee of approximately $241,000 to Vivalis (recorded as a Prepaid Expense in the accompanying Consolidated Balance Sheet) and, upon execution of the final license agreement, we will incur a commitment of approximately $900,000 as our contribution to the development effort, expected to be incurred during the remainder of 2009 and early 2010. As the development milestone fees are denominated in Euros, this estimate of our financial commitment is based on current exchange rates; the actual amounts will be greater or lesser, depending on the actual exchange rates at the time of each milestone achievement.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	2006 Merger and Recapitalization

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

In November and December 2007, we sold an aggregate of 16,857,739 shares of our common stock to twenty-six individual accredited investors for an aggregate purchase price of $2,612,950. We also issued to the investors warrants to purchase an aggregate of 26,733,470 shares of common stock at a price of $0.33 per share, 15,096,774 of which expire in December 2012, with the remainder expiring in November/December 2011.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2008, we entered into an agreement with a third party consultant for investor relations and financial consulting services which provided for the issuance during 2008 of an aggregate of 500,000 shares of our common stock. During 2008 we recorded general and administrative expense of $74,000 related to the issuance of our common stock pursuant to this arrangement. We also issued a warrant to purchase a total of 2,700,000 shares of our common stock at an exercise price of $0.33 per share, which expires in December 2011. (see “Compensatory Warrants below in this footnote). Concurrent with the execution of this agreement, we terminated a prior agreement with the consultant, resulting in the cancellation of 2,700,000 of the previously issued warrants.

During April and May 2008, we sold an aggregate of 8,806,449 shares of our common stock to 16 individual accredited investors for an aggregate purchase price of $1,365,000. We also issued to the investors warrants to purchase an aggregate of 14,104,841 shares of common stock at a price of $0.33 per share, 8,258,065 of which expire in May 2013, with the remainder expiring in April/May 2012.

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

The purchase price of the shares relating to the $10 million of future funding will be based on the prevailing market prices of our shares at the times of the sales without any fixed discount, and we will control the timing and amounts of any sales of shares to Fusion. Fusion does not have the right or the obligation to purchase any shares of our common stock on any business day that the purchase price of our common stock is below $0.05 per share. The Purchase Agreement may be terminated by us at any time at our discretion without any additional cost to us. There are no negative covenants, restrictions on future financings, penalties or liquidated damages in the agreement.

In consideration for entering into the Purchase Agreement, and upon the execution of the Purchase Agreement we issued to Fusion 2,480,510 shares of our common stock as a commitment fee, and we agreed to issue to Fusion up to an additional 2,480,510 commitment fee shares, on a pro rata basis, as we receive the $10 million of future funding. We also issued 200,000 shares of our common stock to Fusion (together with a nominal cash advance) as reimbursement for due diligence expenses. At that time we reserved a total of 37,480,510 of our authorized but unissued shares, in the aggregate, for issuance pursuant to the Purchase Agreement (including the 2,480,510 unissued commitment fee shares). The aggregate value of the commitment fee shares, due diligence fee shares and cash payment issued to Fusion, together with the legal and accounting fees associated with the transaction and the SEC registration, was charged to stockholders’ equity during 2008 upon the issuance of shares sold to Fusion pursuant to the Purchase Agreement. During 2008 we sold 3,709,964 shares to Fusion under the terms of the Purchase Agreement for an aggregate purchase price of $500,000, and issued an additional 124,027 shares to Fusion pursuant to our deferred commitment fee arrangement. During 2009 (through March 5), we sold another 2,400,446 shares to Fusion for an aggregate purchase price of $240,000, and issued an additional 59,532 shares pursuant to our deferred commitment fee arrangement.

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

A summary of our stock option activity under the 2006 Plan as of December 31, 2008, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (yrs)	Value

Outstanding at January 1, ,2008	39,861,090	$0.12
Granted	7,220,000	0.27
Exercised	—	—
Forfeited or expired	(133,333)	0.36

Outstanding at December 31, 2008	46,947,757	$0.12	6.3	$1,613,776

Exercisable at December 31, 2008	35,424,425	$0.10	5.4	$1,613,776

Additional information concerning our stock options for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Weighted average fair value of options granted during the period	$0.12	$0.30	$—
Intrinsic value of options exercised during the period	—	22,181	—
Total fair value of options vested during the period	1,074,454	1,156,020	104,837

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

	2008	2007	2006

Weighted average risk-free interest rates	2.9%	4.5%	—
Expected dividend yield	0.0%	0.0%	—
Expected life of option	7 yrs	6.8 yrs	—
Expected volatility	100.5%	135%	—

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense related to the 2006 Plan was $1,798,169, $1,296,196 and $-0- during the years ended December 31, 2008, 2007 and 2006, respectively. The 2008 and 2007 expense includes $425,725 and $242,113, respectively, associated with extensions of previously issued stock option grants (accounted for as reissuances) which were due to expire in 2007 to 2011. Stock option expense is allocated to research and development expense or to general and administrative expense based on the related employee classifications and corresponds to the allocation of employee salaries. For the three years ended December 31, 2008, stock option expense was allocated as follows:

	2008	2007	2006

General and administrative expense	$1,304,128	$1,012,083	$—
Research and development expense	494,041	284,113	—

Total stock option expense	$1,798,169	$1,296,196	$—

As of December 31, 2008, there was $1,842,514 of unrecognized compensation expense related to stock-based compensation arrangements. The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 1.7 years.

Compensatory Warrants

We may, from time to time, issue stock purchase warrants to consultants or others in exchange for services. A summary of our compensatory warrant activity as of December 31, 2008, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (yrs)	Value

Outstanding at January 1, ,2008	2,700,000	$0.33
Granted	2,700,000	0.33
Exercised	—	—
Forfeited or expired	(2,700,000)	0.33

Outstanding at December 31, 2008	2,700,000	$0.33	3.0	$—

Exercisable at December 31, 2008	2,700,000	$0.33	3.0	$—

Additional information concerning our compensatory warrants for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006

Weighted average fair value of warrants granted during	$0.05	$0.25	$—
the period
Intrinsic value of warrants exercised during the period	—	—	—
Total fair value of warrants vested during the period	146,880	266,760	—

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use a Black-Scholes model for determining the grant date fair value of our compensatory warrants. The significant assumptions we used in our fair value calculations were as follows:

	2008	2007	2006

Weighted average risk-free interest rates	2.01%	4.6%	—
Expected dividend yield	0.0%	0.0%	—
Expected life of option	2.5 yrs	3 yrs	—
Expected volatility	99.0%	113.6%	—

Expense associated with compensatory warrants was $146,880, $222,300 and $-0- during the years ended December 31, 2008, 2007 and 2006, respectively. All such expense was allocated to general and administrative expense. As of December 31, 2008, there was no unrecognized compensation expense related to our compensatory warrant arrangements.

Investment Warrants

In addition to outstanding stock options and compensatory warrants, as of December 31, 2008 we have a total of 65,181,345 outstanding stock purchase warrants issued to investors with exercise prices ranging from $0.07 to $0.75 per share. Such warrants have a weighted-average exercise price of $0.25 per share and a weighted-average remaining contractual life of 2.6 years.

8.	Retirement Plan

We participate in a multi-employer defined contribution retirement plan (the “401k Plan”) administered by a third party service provider, and the Company contributes to the 401k Plan on behalf of its employees based upon a matching formula. During the years ended December 31, 2008, 2007 and 2006 our contributions to the 401k Plan were $11,691, $6,535 and $6,744, respectively.

9.	Income Taxes

At December 31, 2008, we have a consolidated federal net operating loss (“NOL”) carryforward of approximately $70 million, available to offset against future taxable income which expires in varying amounts in 2010 through 2028. Additionally, we have approximately $355,000 in research and development (“R&D”) tax credits that expire in 2022 through 2027 unless utilized earlier. No income taxes have been paid to date.

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

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities included the following at December 31, 2008 and 2007:

	2008	2007

Deferred tax assets:
Net operating loss carryforward	$24,220,837	$23,573,036
Research and development tax credit carryforward	354,581	354,581
Stock-based compensation expense	1,202,765	516,288

Total deferred tax assets	25,778,183	24,443,905
Deferred tax liabilities
Depreciation	8,738	6,994

Total deferred tax liabilities	8,738	6,994

Net deferred tax assets	25,769,445	24,436,911
Valuation allowance	(25,769,445)	(24,436,911)

	$—	$—

We have established a full valuation allowance equal to the amount of our net deferred tax assets due to uncertainties with respect to our ability to generate sufficient taxable income to realize these assets in the future.

A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense is as follows:

	2008	2007	2006

U.S. federal statutory rate applied to pretax loss	$(1,267,584)	$(1,442,211)	$(198,616)
Permanent differences	3,054	4,719	22,208
Research and development credits	—	100,296	51,863
Change in valuation allowance (excluding impact of the Merger discussed in Note 6)	1,264,530	1,337,196	124,545

Reported income tax expense	$—	$—	$—

10.	Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to the Emory License (see Note 3). The expense associated with these ongoing patent cost reimbursements to Emory amounted to $102,141, $243,653 and $98,842 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, we have recorded $18,974 in accounts payable and accrued expenses related to patent costs reimbursements to Emory.

In June 2008, we entered into two subcontracts with Emory for the purpose of conducting research and development activities associated with our grant from the NIH (see Note 4). During 2008, we recorded $723,887 of expense associated with these subcontracts, $151,188 of which was owed to Emory as of December 31, 2008. All amounts paid to Emory under these subcontracts are reimbursable to us pursuant to the NIH grant.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, we entered into a consulting agreement with Donald Hildebrand, the Chairman of our Board of Directors and our former President & Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company. The term of the consulting agreement began on April 1, 2008 and will end on December 31, 2009. During 2008, we recorded $64,000 of expense associated with the consulting agreement. No amounts were owed to Mr. Hildebrand as of December 31, 2008.

11.	Selected Quarterly Financial Data (unaudited)

A summary of selected quarterly financial data for 2008 and 2007 is as follows:

	2008 Quarter Ended
	March 31	June 30	September 30	December 31

Revenue from grants	$599,991	$376,078	$1,322,502	$611,599
Net loss	(682,510)	(1,284,352)	(722,108)	(1,039,217)
Net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

	2007 Quarter Ended
	March 31	June 30	September 30	December 31

Revenue from grants	$—	$—	$—	$237,004
Net loss	(587,281)	(1,333,126)	(1,165,519)	(1,155,870)
Net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

GEOVAX LABS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2008, 2007 and 2006

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts	Deductions	of Period

Reserve Deducted in the Balance Sheet
From the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended December 31, 2008	$24,436,911	$1,332,534	$—	$—	$25,769,445
Year ended December 31, 2007	$22,792,303	$1,644,608	$—	$—	$24,436,911
Year ended December 31, 2006	2,257,226	20,535,077	$—	$—	22,792,303