Form 10-Q
period 2009-03-31
Geovax Labs, Inc.
filed 2009-05-08
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (404) 727-0971
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑
As of May 8, 2009, 751,803,510 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.
AND SUBSIDIARY
Index

		Page

Part I — FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period from inception (June 27, 2001) to March 31, 2009	2
	Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (June 27, 2001) to March 31, 2009	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from inception (June 27, 2001) to March 31, 2009	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4	Controls and Procedures	13

Part II. — OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	14

Item 6	Exhibits	15

SIGNATURES		16
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I — FINANCIAL INFORMATION
Item 1 Financial Statements
GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,970,971	$2,191,180
Grant funds receivable	285,112	311,368
Prepaid expenses and other	273,683	299,286

Total current assets	2,529,766	2,801,834

Property and equipment, net of accumulated depreciation of $123,824 and $112,795 at March 31, 2009 and December 31, 2008, respectively	127,818	138,847

Other assets:
Licenses, net of accumulated amortization of $140,497 and $134,276 at March 31, 2009 and December 31, 2008, respectively	108,359	114,580
Deposits and other	3,480	980

Total other assets	111,839	115,560

Total assets	$2,769,423	$3,056,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$169,293	$176,260
Amounts payable to Emory University (a related party)	123,000	170,162

Total current liabilities	292,293	346,422

Commitments

Stockholders’ equity:
Common stock, $.001 par value, 900,000,000 shares authorized 749,908,854 and 747,448,876 shares outstanding at March 31, 2009 and December 31, 2008, respectively	749,909	747,449
Additional paid-in capital	16,842,326	16,215,966
Deficit accumulated during the development stage	(15,115,105)	(14,253,596)

Total stockholders’ equity	2,477,130	2,709,819

Total liabilities and stockholders’ equity	$2,769,423	$3,056,241

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
	Three Months Ended		(June 27, 2001) to
	March 31,		March 31,
	2009	2008	2009
Grant revenue	$710,155	$599,991	$7,268,510

Operating expenses:
Research and development	857,236	603,478	13,348,899
General and administrative	723,815	705,642	9,321,940

Total operating expenses	1,581,051	1,309,120	22,670,839

Loss from operations	(870,896)	(709,129)	(15,402,329)

Other income (expense):
Interest income	9,387	26,619	292,893
Interest expense	—	—	(5,669)

Total other income (expense)	9,387	26,619	287,224

Net loss	$(861,509)	$(682,510)	$(15,115,105)

Basic and diluted:
Loss per common share	$(0.00)	$(0.00)	$(0.03)

Weighted average shares outstanding	748,875,047	731,794,959	436,755,054

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
Continued on following page

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid In Capital	Receivable	Stage	(Deficiency)
Balance at December 31, 2007	731,627,926	731,628	12,441,647	—	(10,525,409)	2,647,866
Sale of common stock for cash in private placement transactions	8,806,449	8,806	1,356,194	—	—	1,365,000
Transactions related to common stock purchase agreement with Fusion Capital	6,514,501	6,515	399,576	—	—	406,091
Stock-based compensation:
Stock options	—	—	1,798,169	—	—	1,798,169
Consultant warrants	—	—	146,880	—	—	146,880
Issuance of common stock for consulting services	500,000	500	73,500	—	—	74,000
Net loss for the year ended December 31, 2008	—	—	—	—	(3,728,187)	(3,728,187)

Balance at December 31, 2008	747,448,876	747,449	16,215,966	—	(14,253,596)	2,709,819
Transactions related to common stock purchase agreement with Fusion Capital (unaudited)	2,459,978	2,460	237,540	—	—	240,000
Stock-based compensation expense (unaudited)	—	—	388,820	—	—	388,820
Net loss for the three months ended
March 31, 2009 (unaudited)	—	—	—	—	(861,509)	(861,509)

Balance at March 31, 2009 (unaudited)	749,908,854	$749,909	$16,842,326	$—	$(15,115,105)	$2,477,130

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended		From Inception
	March 31,		(June 27, 2001) to
	2009	2008	March 31, 2009

Cash flows from operating activities:
Net loss	$(861,509)	$(682,510)	$(15,115,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,250	12,688	264,321
Accretion of preferred stock redemption value	—	—	346,673
Stock-based compensation expense	388,820	398,596	3,926,365
Changes in assets and liabilities:
Grant funds receivable	26,256	(26,676)	(285,112)
Prepaid expenses and other current assets	25,603	(3,199)	(273,683)
Other assets	(2,500)	—	(3,480)
Accounts payable and accrued expenses	(54,129)	(463,870)	292,293

Total adjustments	401,300	(82,461)	4,267,377

Net cash used in operating activities	(460,209)	(764,971)	(10,847,728)

Cash flows from investing activities:
Purchase of property and equipment	—	(2,238)	(251,642)

Net cash used in investing activities	—	(2,238)	(251,642)

Cash flows from financing activities:
Net proceeds from sale of common stock	240,000	897,450	12,336,898
Net proceeds from exercise of stock options	—	—	5,000
Net proceeds from sale of preferred stock	—	—	728,443

Net cash provided by financing activities	240,000	897,450	13,070,341

Net increase (decrease) in cash and cash equivalents	(220,209)	130,241	1,970,971
Cash and cash equivalents at beginning of period	2,191,180	1,990,356	—

Cash and cash equivalents at end of period	$1,970,971	$2,120,597	$1,970,971

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$5,669
See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2009
1. Description of Company and Basis of Presentation
GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a biotechnology company focused on developing human vaccines for diseases caused by Human Immunodeficiency Virus (HIV) and other infectious agents. The Company has exclusively licensed from Emory University (“Emory”) vaccine technology which was developed in collaboration with the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”). The Company is incorporated under the laws of the State of Delaware and its principal offices are located in Atlanta, Georgia.
The Company is devoting all of its present efforts to research and development and is a development stage enterprise as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The accompanying financial statements at March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Our operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
The Company disclosed in Note 2 to its financial statements included in the Form 10-K for the year ended December 31, 2008 those accounting policies that it considers significant in determining its results of operations and financial position. There have been no material changes to, or application of, the accounting policies previously identified and described in the Form 10-K.
2. New Accounting Pronouncements
Effective January 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value under generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued Staff Position No. 157-2, (“FSP 157-2”) which delayed the January 1, 2008 effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those already being recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. Implementation of these standards had no effect on our results of operations, financial position, or cash flows.
Effective January 1, 2009, we adopted FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging.” The adoption of SFAS 161 had no effect on our results of operations, financial position, or cash flows.
Effective January 1, 2009, we adopted FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The adoption of FSP 142-3 had no effect on our results of operations, financial position, or cash flows.
Effective January 1, 2009, we adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The adoption of EITF 03-6-1 had no effect on our results of operations, financial position, or cash flows.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not anticipate the adoption of SFAS 162 will have a material, if any, effect on our results of operations, financial position, or cash flows.
In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009. We will adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009 and currently do not expect that such adoption will have a material, if any, effect on our results of operations, financial position, or cash flows.
We do not believe that any other recently issued, but not yet effective, accounting or reporting standards if currently adopted would have a material effect on our financial statements.
3. Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares primarily consist of employee stock options and warrants issued to investors. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 114.8 million and 93.6 million shares at March 31, 2009 and 2008, respectively.
4. Stockholders’ Equity
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
The purchase price of the shares relating to the Purchase Agreement is based on the prevailing market prices of our shares at the times of the sales without any fixed discount, and we control the timing and amounts of any sales of shares to Fusion. Fusion does not have the right or the obligation to purchase any shares of our common stock on any business day that the purchase price of our common stock is below $0.05 per share. As primary consideration for entering into the Purchase Agreement, and upon the execution of the Purchase Agreement we issued to Fusion 2,480,510 shares of our common stock as a commitment fee, and we agreed to issue to Fusion up to an additional 2,480,510 commitment fee shares, on a pro rata basis, as we receive the $10 million of future funding. The Purchase Agreement may be terminated by us at any time at our discretion without any additional cost to us. There are no negative covenants, restrictions on future financings, penalties or liquidated damages in the agreement.
During the three months ended March 31, 2009, we sold 2,400,446 shares to Fusion under the terms of the Purchase Agreement for an aggregate purchase price of $240,000, and issued an additional 59,532 shares to Fusion pursuant to the pro rata deferred commitment fee arrangement mentioned above. During April 2009, we sold another 1,850,007 shares to Fusion for an aggregate purchase price of $180,000, and issued an additional 44,649 shares pursuant to the deferred commitment fee arrangement.

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
There was no activity in the 2006 Plan for the three months ended March 31, 2009. As of March 31, 2009, there were nonqualified stock options covering a total of 46,947,757 shares of our common stock outstanding with a weighted average exercise price of $0.13 and a weighted average remaining contractual term of 6.1 years; including options as to 35,474,425 shares currently exercisable, with a weighted average exercise price of $0.10 and a weighted average remaining contractual term of 5.1 years.
Stock-based compensation expense related to the 2006 Plan was $388,820 and $380,346 for the three month periods ended March 31, 2009 and 2008, respectively. The table below shows the allocation of stock-based compensation expense related to our stock option plan between general and administrative expense and research and development expense. As of March 31, 2009, there was $1,461,503 of unrecognized compensation expense related to stock-based compensation arrangements subject to the 2006 Plan, which is expected to be recognized over a weighted average period of 1.6 years.

	Three Months Ended March 31,
Expense Allocated to:	2009	2008
General and Administrative Expense	$303,381	$308,409
Research and Development Expense	85,439	37,917

Total Stock-Based Compensation Expense Related to 2006 Plan	$388,820	$346,326

Compensatory Warrants
We may, from time to time, issue stock purchase warrants to consultants or others in exchange for services. As of March 31, 2009, there were a total of 2,700,000 shares of our common stock covered by outstanding stock warrants all of which are currently exercisable at a weighted average exercise price of $0.33 per share and a weighted-average remaining contractual life of 2.8 years. Expense associated with compensatory warrants was $-0- and $34,020, for three month periods ended March 31, 2009 and 2008, respectively, all of which was allocated to general and administrative expense. As of March 31, 2009, there was no unrecognized compensation expense related to compensatory warrant arrangements.
Investment Warrants
In addition to outstanding stock options and compensatory warrants, as of March 31, 2009 we had stock purchase warrants covering a total of 65,181,345 shares of our common stock which were issued to investors in our previous private placements. Such warrants have a weighted-average exercise price of $0.25 per share and a weighted-average remaining contractual life of 2.4 years.
5. Income Taxes
Because of our historically significant net operating losses, we have not paid income taxes since inception. We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets are comprised primarily of net operating loss carryforwards and also include amounts relating to nonqualified stock options and research and development credits. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of our future profitability and our ability to utilize the deferred tax assets. Utilization of operating losses and credits may be subject to substantial annual limitations due to ownership change provisions of Section 382 of the Internal Revenue Code. The annual limitation may result in the expiration of net operating losses and credits before utilization.
6. NIH Grant Funding
In September 2007, the National Institutes of Health (NIH) awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five year period which commenced October 2007, with an expected annual award of between

$3 and $4 million per year (approximately $17 million in the aggregate). We are utilizing this funding to further our HIV/AIDS vaccine development, optimization, production and human clinical trial testing. We record revenue associated with the grant as the related costs and expenses are incurred. During the three months ended March 31, 2009 and 2008, we recorded $710,155 and $599,991, respectively, of revenue associated with the grant.
7. Related Party Transactions
In June 2008, we entered into two subcontracts with Emory for the purpose of conducting research and development activities associated with our grant from the NIH (see Note 6). During the three month period ending March 31, 2009, we recorded $218,632 of expense associated with these subcontracts. All amounts paid to Emory under these subcontracts are reimbursable to us pursuant to the NIH grant.
In March 2008, we entered into a consulting agreement with Donald Hildebrand, the Chairman of our Board of Directors and our former President & Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company. The term of the consulting agreement began on April 1, 2008 and will end on December 31, 2009. During the three month period ending March 31, 2009, we recorded $14,400 of expense associated with the consulting agreement.
Item 2 Management’s Discussion and Analysis of Financial Condition And Results of Operations
FORWARD LOOKING STATEMENTS
In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “ may,” “ will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•	whether we can raise additional capital as and when we need it;

•	whether we are successful in developing our product;

•	whether we are able to obtain regulatory approvals in the United States and other countries for sale of our product;

•	whether we can compete successfully with others in our market; and

•	whether we are adversely affected in our efforts to raise cash by the volatility and disruption of local and national economic, credit and capital markets and the economy in general.
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
Overview
GeoVax is a clinical-stage biotechnology company focused on developing human vaccines for diseases caused by Human Immunodeficiency Virus and other infectious agents. We have exclusively licensed from Emory University certain HIV vaccine technology which was developed in collaboration with the National Institutes of Health (NIH) and the Centers for Disease Control and Prevention.

Our HIV vaccine candidates have successfully completed preclinical efficacy testing in non-human primates and Phase 1 clinical testing trials in humans. A Phase 2a human clinical trial for our preventative HIV vaccine candidate was initiated during the fourth quarter of 2008, and patient enrollment commenced in February 2009. The costs of conducting our human clinical trials to date have been borne by the HIV Vaccine Trials Network (HVTN), funded by the NIH, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. HVTN will also bear the cost of conducting our Phase 2a human clinical study, but we cannot predict the level of support we will receive from HVTN for any additional clinical studies. Our operations are also partially supported by an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) Grant from the NIH. The project period for the grant covers a five year period which commenced October 2007, with an expected annual award of between $3-4 million per year (approximately $17 million in the aggregate). The grant is subject to annual renewal, with the latest grant award covering the period from September 2008 through August 2009. We intend to pursue additional grants from the federal government, however, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. It will, therefore, be necessary for us to look to other sources of funding in order to finance our development activities.
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
Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2008. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
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

Liquidity and Capital Resources
At March 31, 2009, we had cash and cash equivalents of $1,970,971 and total assets of $2,769,423, as compared to $2,191,180 and $3,056,241, respectively, at December 31, 2008. Working capital totaled $2,237,473 at March 31, 2009, compared to $2,455,412 at December 31, 2008.
Sources and Uses of Cash. We are a development-stage company (as defined by SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises”) and do not have any products approved for sale. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. Our primary sources of cash are from sales of our equity securities and from government grant funding.
Cash Flows from Operating Activities. Net cash used in operating activities was $460,209 and $764,971 for the three month periods ended March 31, 2009 and 2008, respectively. Generally, the differences between years are due to fluctuations in our net losses which, in turn, result primarily from fluctuations in expenditures from our research activities, offset by net changes in our assets and liabilities.
In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five year period which commenced October 2007, with an expected annual award of between $3 and $4 million per year (approximately $17 million in the aggregate). We are utilizing this funding to further our HIV/AIDS vaccine development, optimization, and production for human clinical trial testing. The funding we receive pursuant to this grant is recorded as revenue at the time the related expenditures are incurred, and thus partially offsets our net losses.
Cash Flows from Investing Activities. Our investing activities have consisted solely of capital expenditures. Capital expenditures for the three month periods ended March 31, 2009 and 2008 were $-0- and $2,238, respectively.
Cash Flows from Financing Activities. Net cash provided by financing activities was $240,000 and $897,450 for the three month periods ended March 31, 2009 and 2008, respectively. The cash generated by our financing activities relates to the sale of our common stock to individual accredited investors during the 2008 period, and to Fusion Capital during the 2009 period (see discussion below).
In May 2008, we signed the Purchase Agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”) which provides for the sale of up to $10 million of shares of our common stock. In connection with this agreement, we filed a registration statement related to the transaction with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the Purchase Agreement. The SEC declared effective the registration statement on July 1, 2008, and we now have the right until July 31, 2010 to sell our shares of common stock to Fusion Capital from time to time in amounts ranging from $80,000 to $1 million per purchase transaction, depending on certain conditions as set forth in the Purchase Agreement. During the three months ended March 31, 2009, we received $240,000 from the sale of our common stock to Fusion Capital pursuant to this arrangement.
We believe that our current working capital, combined with the proceeds from the IPCAVD grant awarded annually from the NIH and our anticipated use of the Purchase Agreement with Fusion Capital, will be sufficient to support our planned level of operations at least through March 31, 2010. The extent to which we rely on the Purchase Agreement as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we can secure working capital from other sources if we choose to seek such other sources. Through March 31, 2009, we had received a cumulative total of $740,000 from Fusion Capital. Even if we are able to access the remainder of the full $10 million under the Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects. While we believe that we will be successful in obtaining the necessary financing to fund our operations through grants, the Purchase Agreement and/or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all.
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
Contractual Obligations
As of March 31, 2009, we had $298,800 of unrecorded contractual commitments associated with our vaccine manufacturing activities, for services expected to be rendered to us during 2009. As of that date, we had no other firm purchase obligations or commitments for capital expenditures, no committed lines of credit or other committed funding or long-term debt, and no lease obligations (operating or capital). We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. We have no other contractual obligations, with the exception of commitments which are contingent upon the occurrence of future events.
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
Results of Operations
Net Loss
We recorded a net loss of $861,509 for the three months ended March 31, 2009 as compared to $682,510 for the three months ended March 31, 2008. Our operating results will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.
Grant Revenue
We recorded grant revenues of $710,155 and $599,991 during the three month periods ended March 31, 2009 and 2008, respectively. During 2007, we were awarded an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant by the NIH to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five year period which commenced October 2007, with an expected annual award of between $3 to$4 million per year (approximately $17 million in the aggregate). We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. The grant is subject to annual renewal, with the latest grant award covering the period from September 2008 through August 2009. As of March 31, 2009, there is approximately $2.4 million remaining from the current grant year’s award. Assuming that the remaining budgeted amounts under the grant are awarded annually to the Company, there is an additional $11.1 million available through the grant for the remainder of the original five year project period (ending August 31, 2012).
Research and Development
Our research and development expenses were $857,236 and $603,478 during the three month periods ended March 31, 2009 and 2008, respectively. Research and development expenses vary considerably on a period-to-period basis, depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties, and due to fluctuations in the timing of other external expenditures related to the NIH grant. Research and development expense includes stock-based compensation expense of $85,439 and $37,917 and for the 2009 and 2008 periods respectively (see discussion below). Our recently initiated Phase 2a clinical trial will be conducted and funded by the HVTN, but we are responsible for the manufacture of vaccine product to be used in the trial. We cannot predict the level of support we may receive from HVTN or other federal agencies (or divisions thereof) for our future clinical trials. We expect that our research and development costs will continue to increase in 2009 and beyond as we progress through the human clinical trial process leading up to possible product approval by the FDA.
In July 2008, we signed a letter of intent with Vivalis S.A., a French biopharmaceutical company, for joint collaboration and license of Vivalis’ proprietary EBx® technology. The letter of intent contemplates development of a process using the EBx® technology to manufacture the MVA component of the GeoVax HIV-1 vaccine. Vivalis’ vaccine manufacturing technology is based on a duck embryonic stem cell substrate platform, providing continuous growth from a fully characterized frozen cell bank without necessitating fertilized embryo extraction and processing, as with present chicken cell based technologies. Furthermore, the EB66® cell line can be grown in suspension (without the cells attached to the surface of the growth vessel) and can be scaled up for growth in giant bioreactors (a cutting edge industrial method) for large scale production of the MVA viral vaccine. We expect the final agreement with Vivalis to be executed during the first half of 2009. After execution of this agreement, we expect to incur between $1.5 and $2.0 million in costs associated with development of this vaccine manufacturing technology during 2009 and early 2010.
General and Administrative Expense
During the three month period ended March 31, 2009, we incurred general and administrative costs of $723,815, as compared to $705,642 during the three month period ended March 31, 2008. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense also includes stock-based compensation expense of $303,381 and $360,679 and for the 2009 and 2008 periods respectively (see discussion below). We expect that our general and administrative costs will increase in the future in support of expanded research and development activities.
Stock-Based Compensation Expense
During the three month periods ended March 31, 2009 and 2008, we recorded total stock-based compensation expense of $388,820 and $398,596, respectively, which is included in research and development expense, or general and administrative expense according to the classification of cash compensation paid to our employees, directors or consultants to whom the stock compensation awards were granted. Stock-based compensation expense is calculated and recorded in accordance with the provisions of SFAS 123R. We adopted SFAS 123R using the prospective application method which requires us to apply its provisions prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. As of March 31, 2009, there was $1,461,503 of unrecognized compensation expense related to stock-based compensation arrangements.
Other Income
Interest income for the three month periods ended March 31, 2009 and 2008 was $9,387 and $26,619, respectively. The variances between periods are primarily attributable to the incremental cash balances available for investment during each respective period as well as the prevailing interest rates available from our financial institution.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
On January 14, 2009 we sold 786,859 shares of our common stock, $0.001 par value, to Fusion Capital Fund II, LLC (“Fusion”) related to a Common Stock Purchase Agreement dated May 8, 2008 (the “Purchase Agreement”) for an aggregate purchase price of $80,000. We also issued to Fusion an additional 19,844 shares of our common stock as a partial settlement of the commitment fee for entering into the Purchase Agreement.
On February 12, 2009 we sold 813,587 shares of our common stock, $0.001 par value, to Fusion related to the Purchase Agreement for an aggregate purchase price of $80,000. We also issued to Fusion an additional 19,844 shares of our common stock as a partial settlement of the commitment fee for entering into the Purchase Agreement.
On February 25, 2009 we sold 800,000 shares of our common stock, $0.001 par value, to Fusion related to the Purchase Agreement for an aggregate purchase price of $80,000. We also issued to Fusion an additional 19,844 shares of our common stock as a partial settlement of the commitment fee for entering into the Purchase Agreement.
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
Item 3 Defaults Upon Senior Securities
None.
Item 4 Submission of Matters to a Vote of Security Holders
None.
Item 5 Other Information
None.

Item 6 Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger (2)

2.3	Second Amendment to Agreement and Plan of Merger (3)

3.1	Certificate of Incorporation (4)

3.2	Bylaws (4)

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.

(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2008.
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

GEOVAX LABS, INC. (Registrant)
Date: May 8, 2009	By:	/s/ Mark W. Reynolds
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