Form 10-Q
period 2009-06-30
GeoVax Labs, Inc.
filed 2009-08-10
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code: (404) 727-0971
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 45 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of August 10, 2009, 754,827,121 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.
AND SUBSIDIARY
Index

Page

Part I — FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	1

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and 2008 and for the period from inception (June 27, 2001) to June 30, 2009	2

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (June 27, 2001) to June 30, 2009	3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period from inception (June 27, 2001) to June 30, 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 Quantitative and Qualitative Disclosures about Market Risk	14

Item 4 Controls and Procedures	14

Part II. — OTHER INFORMATION

Item 1 Legal Proceedings	14

Item 1A Risk Factors	14

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3 Defaults Upon Senior Securities	15

Item 4 Submission of Matters to a Vote of Security Holders	15

Item 5 Other Information	15

Item 6 Exhibits	16

SIGNATURES	17

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I — FINANCIAL INFORMATION
Item 1 Financial Statements
GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,823,245	$2,191,180
Grant funds receivable	348,133	311,368
Prepaid expenses and other	38,323	299,286

Total current assets	2,209,701	2,801,834

Property and equipment, net of accumulated depreciation of $134,853 and $112,795 at June 30, 2009 and December 31, 2008, respectively	116,789	138,847

Other assets:
Licenses, net of accumulated amortization of $146,718 and $134,276 at June 30, 2009 and December 31, 2008, respectively	102,138	114,580
Deposits and other	3,480	980

Total other assets	105,618	115,560

Total assets	$2,432,108	$3,056,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$140,613	$176,260
Amounts payable to Emory University (a related party)	192,009	170,162

Total current liabilities	332,622	346,422

Commitments

Stockholders’ equity:
Common stock, $.001 par value, 900,000,000 shares authorized 753,789,796 and 747,448,876 shares outstanding at June 30, 2009 and December 31, 2008, respectively	753,790	747,449
Additional paid-in capital	17,809,455	16,215,966
Deficit accumulated during the development stage	(16,463,759)	(14,253,596)

Total stockholders’ equity	2,099,486	2,709,819

Total liabilities and stockholders’ equity	$2,432,108	$3,056,241

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		From Inception
	June 30,		June 30,		(June 27, 2001) to
	2009	2008	2009	2008	June 30, 2009
Revenues
Grant revenue	$752,800	$376,078	$1,462,955	$976,069	$8,021,310

	752,800	376,078	1,462,955	976,069	8,021,310

Operating expenses:
Research and development	1,202,894	759,208	2,060,130	1,362,686	14,551,793
General and administrative	906,055	917,702	1,629,870	1,623,344	10,227,995

	2,108,949	1,676,910	3,690,000	2,986,030	24,779,788

Loss from operations	(1,356,149)	(1,300,832)	(2,227,045)	(2,009,961)	(16,758,478)

Other income (expense):
Interest income	7,495	16,480	16,882	43,099	300,388
Interest expense	—	—	—	—	(5,669)

	7,495	16,480	16,882	43,099	294,719

Net loss and comprehensive loss	$(1,348,654)	$(1,284,352)	$(2,210,163)	$(1,966,862)	$(16,463,759)

Basic and diluted:
Loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)
Weighted average shares outstanding	751,932,946	738,351,064	750,412,444	735,073,011	447,889,056

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

Continued on following page

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid In Capital	Receivable	Stage	(Deficiency)
Balance at December 31, 2007	731,627,926	731,628	12,441,647	—	(10,525,409)	2,647,866
Sale of common stock for cash in private placement transactions	8,806,449	8,806	1,356,194	—	—	1,365,000
Transactions related to common stock purchase agreement with Fusion Capital	6,514,501	6,515	399,576	—	—	406,091
Stock-based compensation:
Stock options	—	—	1,798,169	—	—	1,798,169
Consultant warrants	—	—	146,880	—	—	146,880
Issuance of common stock for consulting services	500,000	500	73,500	—	—	74,000
Net loss for the year ended December 31, 2008	—	—	—	—	(3,728,187)	(3,728,187)

Balance at December 31, 2008	747,448,876	747,449	16,215,966	—	(14,253,596)	2,709,819
Transactions related to common stock purchase agreement with Fusion Capital (unaudited)	6,340,920	6,341	823,659	—	—	830,000
Stock-based compensation expense (unaudited)	—	—	769,830	—	—	769,830
Net loss for the six months ended June 30, 2009 (unaudited)	—	—	—	—	(2,210,163)	(2,210,163)

Balance at June 30, 2009 (unaudited)	753,789,796	$753,790	$17,809,455	$—	$(16,463,759)	$2,099,486

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended		From Inception
	June 30,		(June 27, 2001) to
	2009	2008	June 30, 2009

Cash flows from operating activities:
Net loss	$(2,210,163)	$(1,966,862)	$(16,463,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,500	25,375	281,571
Accretion of preferred stock redemption value	—	—	346,673
Stock-based compensation expense	769,830	1,214,465	4,307,375
Changes in assets and liabilities:
Grant funds receivable	(36,765)	(2,516)	(348,133)
Prepaid expenses and other current assets	260,963	16,341	(38,323)
Deposits & other assets	(2,500)	—	(3,480)
Accounts payable and accrued expenses	(13,800)	(246,215)	332,622

Total adjustments	1,012,228	1,007,450	4,878,305

Net cash used in operating activities	(1,197,935)	(959,412)	(11,585,454)

Cash flows from investing activities:
Purchase of property and equipment	—	(65,646)	(251,642)

Net cash used in investing activities	—	(65,646)	(251,642)

Cash flows from financing activities:
Net proceeds from sale of common stock	830,000	2,168,541	12,926,898
Net proceeds from exercise of stock options	—	—	5,000
Net proceeds from sale of preferred stock	—	—	728,443

Net cash provided by financing activities	830,000	2,168,541	13,660,341

Net increase (decrease) in cash and cash equivalents	(367,935)	1,143,483	1,823,245
Cash and cash equivalents at beginning of period	2,191,180	1,990,356	—

Cash and cash equivalents at end of period	$1,823,245	$3,133,839	$1,823,245

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$5,669

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009
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
GeoVax is devoting all of its present efforts to research and development and is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. The accompanying financial statements at June 30, 2009 and for the three month and six month periods ended June 30, 2009 and 2008 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Our operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
The Company disclosed in Note 2 to its financial statements included in the Form 10-K for the year ended December 31, 2008 those accounting policies that it considers significant in determining its results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.
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
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and requirements for subsequent events, setting forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 165 did not have a material effect on our results of operations, financial position, or cash flows. We have performed an evaluation of subsequent events through August 10, 2009, which is the date the financial statements were issued.
In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”), and issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No.162” (“SFAS 168”). SFAS 168 replaces SFAS 162 to establish the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS168 to have an impact on our financial position or results of operations.
We do not believe that any other recently issued, but not yet effective, accounting or reporting standards if currently adopted would have a material effect on our financial statements.
3. Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares primarily consist of employee stock options and warrants issued to investors. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 116.0 million and 110.0 million shares at June 30, 2009 and 2008, respectively.
4. Stockholders’ Equity
Common Stock Purchase Agreement
In May 2008, we signed a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). The Purchase Agreement allows us to require Fusion Capital to purchase up to $10 million of our common stock in amounts ranging from $80,000 to $1.0 million per purchase transaction, depending on certain conditions, from time to time over a 25-month period beginning July 1, 2008, the date on which the SEC declared effective the registration statement related to the transaction.

The purchase price of the shares relating to the Purchase Agreement is based on the prevailing market prices of our shares at the times of the sales without any fixed discount, and we control the timing and amounts of any sales of shares to Fusion Capital. Fusion Capital does not have the right or the obligation to purchase any shares of our common stock on any business day that the purchase price of our common stock is below $0.05 per share. As primary consideration for entering into the Purchase Agreement, and upon the execution of the Purchase Agreement we issued to Fusion Capital 2,480,510 shares of our common stock as a commitment fee, and we agreed to issue to Fusion Capital up to an additional 2,480,510 commitment fee shares, on a pro rata basis, as we receive the $10 million of future funding. The Purchase Agreement may be terminated by us at any time at our discretion without any additional cost to us. There are no negative covenants, restrictions on future financings, penalties or liquidated damages in the agreement.
During the six month period ended June 30, 2009, we sold 6,135,038 shares to Fusion Capital under the terms of the Purchase Agreement for an aggregate purchase price of $830,000, and we also issued an additional 205,882 shares to Fusion Capital pursuant to the pro rata deferred commitment fee arrangement mentioned above. As of June 30, 2009, Fusion Capital has purchased a cumulative total of 9,845,002 shares for $1,330,000 pursuant to the Purchase Agreement, and we have issued a total of 2,810,419 shares as a commitment fee.
During July 2009, we sold an additional 997,637 shares to Fusion Capital for an aggregate purchase price of $160,000, and issued 39,688 shares pursuant to the deferred commitment fee arrangement.
Stock Options
In 2006 we adopted the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) for the granting of qualified incentive stock options (“ISO’s”), nonqualified stock options, restricted stock awards or restricted stock bonuses to employees, officers, directors, consultants and advisors of the Company. The exercise price for any option granted may not be less than fair value (110% of fair value for ISO’s granted to certain employees). Options granted under the 2006 Plan have a maximum ten-year term and generally vest over four years. The Company has reserved 51,000,000 shares of its common stock for issuance under the 2006 Plan.
There was no activity in the 2006 Plan for the six months ended June 30, 2009. As of June 30, 2009, there were nonqualified stock options covering a total of 46,947,757 shares of our common stock outstanding with a weighted average exercise price of $0.13 and a weighted average remaining contractual term of 5.8 years; including options as to 36,274,425 shares currently exercisable, with a weighted average exercise price of $0.10 and a weighted average remaining contractual term of 5.0 years.
Stock-based compensation expense related to the 2006 Plan was $381,009 and $769,829 for the three month and six month periods ended June 30, 2009, as compared to $752,366 and $1,098,692 for the three month and six month periods ended June 30, 2008, respectively. The table below shows the allocation of stock-based compensation expense related to our stock option plan between general and administrative expense and research and development expense. As of June 30, 2009, there was $1,080,494 of unrecognized compensation expense related to stock-based compensation arrangements subject to the 2006 Plan, which is expected to be recognized over a weighted average period of 1.5 years.

	Three Months Ended June 30,		Six Months Ended June 30,
Expense Allocated to:	2009	2008	2009	2008
General and Administrative Expense	$295,570	$405,058	$598,952	$715,867
Research and Development Expense	85,439	347,308	170,878	382,825

Total Stock-Based Compensation Expense	$381,009	$752,366	$769,830	$1,098,692
Compensatory Warrants
We may, from time to time, issue stock purchase warrants to consultants or others in exchange for services. As of June 30, 2009, there were a total of 2,700,000 shares of our common stock covered by outstanding stock warrants all of which are currently exercisable at a weighted average exercise price of $0.33 per share and a weighted-average remaining contractual life of 2.5 years. There was no expense associated with compensatory warrants during the three month or six month periods ended June 30, 2009; for the three month and six month periods ended June 30, 2008, we recorded $43,920 and $77,940 of expense, respectively, all of which was allocated to general and administrative expense. As of June 30, 2009, there was no unrecognized compensation expense related to compensatory warrant arrangements.

Investment Warrants
In addition to outstanding stock options and compensatory warrants, as of June 30, 2009 we had stock purchase warrants covering a total of 66,322,634 shares of our common stock which were issued to investors in previous transactions. Such warrants have a weighted-average exercise price of $0.24 per share and a weighted-average remaining contractual life of 2.1 years.
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
6. NIH Grant Funding
In September 2007, the National Institutes of Health (NIH) awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five year period which commenced October 2007, with an expected annual award of between $3 and $4 million per year (approximately $17 million in the aggregate). We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. We record revenue associated with the grant as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations.
7. Related Party Transactions
In June 2008, we entered into two subcontracts with Emory for the purpose of conducting research and development activities associated with our IPCAVD grant from the NIH (see Note 6). During the three and six month periods ended June 30, 2009, we recorded $245,819 and $464,451 of expense associated with these subcontracts as compared to $179,002 for both of the comparable periods of 2008. All amounts paid to Emory under these subcontracts are reimbursable to us pursuant to the NIH grant.
In March 2008, we entered into a consulting agreement with Donald Hildebrand, the Chairman of our Board of Directors and our former President and Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company. The term of the consulting agreement began on April 1, 2008 and will end on December 31, 2009. During the three month and six month periods ended June 30, 2009, we recorded $14,400 and $28,800, respectively, of expense associated with the consulting agreement as compared to $16,000 for both of the comparable periods of 2008.

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations
FORWARD LOOKING STATEMENTS
In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,” ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•	whether we can raise additional capital as and when we need it;

•	whether we are successful in developing our products;

•	whether we are able to obtain regulatory approvals in the United States and other countries for sale of our products;

•	whether we can compete successfully with others in our market; and

•	whether we are adversely affected in our efforts to raise cash by the volatility and disruption of local and national economic, credit and capital markets and the economy in general.
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
Our HIV vaccine candidates have successfully completed preclinical efficacy testing in non-human primates and Phase 1 clinical testing trials in humans. A Phase 2a human clinical trial for our preventative HIV vaccine candidate was initiated during the fourth quarter of 2008, and patient enrollment commenced in February 2009. The costs of conducting all of our human clinical trials to date have been borne by the HIV Vaccine Trials Network (HVTN), funded by the NIH, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. HVTN is bearing the cost of conducting our ongoing Phase 2a human clinical study, but we cannot predict the level of support we will receive from HVTN for any additional clinical studies. Our operations are also partially supported by an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) Grant from the NIH. The project period for the grant covers a five year period which commenced October 2007, with an expected annual award of between $3-4 million per year (approximately $17 million in the aggregate). The grant is subject to annual renewal, with the latest grant award covering the period from September 2008 through August 2009, and we expect the grant to be renewed for the next annual period of September 2009 through August 2010. We intend to pursue additional grants from the federal government, however, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. It will, therefore, be necessary for us to look to other sources of funding in order to finance our development activities.
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
Stock-Based Compensation. Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No.123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values on the grant date. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. We adopted SFAS 123R using the prospective application method which requires us to apply the provisions of SFAS 123R prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award.
Liquidity and Capital Resources
At June 30, 2009, we had cash and cash equivalents of $1,823,245 and total assets of $2,432,108, as compared to $2,191,180 and $3,056,241, respectively, at December 31, 2008. Working capital totaled $1,877,079 at June 30, 2009, compared to $2,455,412 at December 31, 2008.
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
Cash Flows from Operating Activities. Net cash used in operating activities was $1,197,935 for the six month period ended June 30, 2009 as compared to $959,412 for the comparable period in 2008. Generally, the differences between years are due to fluctuations in our net losses which, in turn, result primarily from fluctuations in expenditures from our research activities, offset by net changes in our assets and liabilities.
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
Cash Flows from Investing Activities. Our investing activities have consisted predominantly of capital expenditures. Capital expenditures for the six months ended June 30, 2009 and 2008 were $-0- and $65,646, respectively.
Cash Flows from Financing Activities. Net cash provided by financing activities was $830,000 and $2,168,541 for the six month periods ended June 30, 2009 and 2008, respectively. The cash generated by our financing activities relates to Fusion Capital during the 2009 period (see discussion below) and to the sale of our common stock to individual accredited investors during the 2008 period.
In May 2008, we signed a Purchase Agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”) which provides for the sale of up to $10 million of shares of our common stock. In connection with this agreement, we filed a registration statement related to the transaction with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the Purchase Agreement. The SEC declared effective the registration statement on July 1, 2008, and we now have the right until July 31, 2010 to sell our shares of common stock to Fusion Capital from time to time in amounts ranging from $80,000 to $1 million per purchase transaction, depending on certain conditions as set forth in the Purchase Agreement. During the six months ended June 30, 2009, we received $830,000 from the sale of our common stock to Fusion Capital pursuant to this arrangement. Through June 30, 2009, we have received a cumulative total of $1,330,000 from Fusion Capital, leaving $8,670,000 available pursuant to the Purchase Agreement. Depending on general stock market conditions, and the prevailing price of our common stock leading up to the date upon which the Purchase Agreement ends (July 31, 2010), we may not be able to access the full amount remaining pursuant to the Purchase Agreement. The extent to which we rely on the Purchase Agreement as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we can secure working capital from other sources if we choose to seek such other sources.

In June 2009, we signed a proposal to discuss a cooperative arrangement with Cook County, Illinois (metro Chicago area), the Cook County Health and Hospital Systems Board, and the Ruth M. Rothstein’s CORE Foundation (the “Cook County Proposal”). Our proposal contained provisions for seeking funds from private non-profit or government sources to pay for our overall clinical trial program. While it now appears that our proposal will not move forward, we intend to pursue other related opportunities to accelerate our therapeutic vaccine program.
We may receive up to $1.5 million through the exercise of an outstanding stock purchase warrant due to expire in September 2009, which has an exercise price below the current market price of our common stock; but there is no assurance that the holder of the warrant will choose to exercise it. We believe that our current working capital, combined with the proceeds from the IPCAVD grant awarded annually from the NIH and our minimum anticipated use of the Purchase Agreement with Fusion Capital, will be sufficient to support our planned level of operations at least through June 30, 2010. Even if we are able to access the remainder of the full $10 million under the Purchase Agreement with Fusion Capital, we may still need additional capital in the future to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects. While we believe that we will be successful in obtaining the necessary financing to fund our operations through grants, the Purchase Agreement and/or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all.
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
Contractual Obligations
In July 2008, we signed a non-binding letter of intent for a joint collaboration and commercial license for the use of vaccine manufacturing technology owned by Vivalis S.A., a French biopharmaceutical company. Subsequent to the signing of the letter of intent, we paid a signing fee of $241,440 to Vivalis which was recorded as a prepaid expense, pending the outcome of our license agreement negotiations. During the period of time subsequent to the signing of the term sheet with Vivalis, in addition to negotiating the specific terms of the final license agreement, our respective scientific staffs have been working through a number of technical issues regarding the incorporation of Vivalis’ manufacturing technology as it applies to production of the MVA component of our vaccine. During July 2009, we determined that it was in the best interests of the Company to suspend negotiation and implementation of the license agreement (together with the related financial obligations) until such time as the remaining technical issues are resolved. In conjunction with the determination to defer the license, we expect to incur additional costs of approximately $250,000 for payments to Vivalis in support of the continued and past scientific effort. Also, due to the uncertainty regarding the ultimate outcome of the license, as of June 30, 2009, we also reclassified to research and development expense the $241,440 upfront payment made to Vivalis which was previously recorded as a prepaid expense. We have made alternative arrangements for the production of the MVA component of our vaccine to be used in our planned clinical trials and there is no impact on the timetable for our ongoing Phase 2a (preventative) clinical trial or the initiation of our Phase 1 (therapeutic) clinical trial as a result of the deferral of the potential license of Vivalis’ technology.
As of June 30, 2009, we had no other material firm purchase obligations or commitments for capital expenditures, no committed lines of credit or other committed funding or long-term debt, and no lease obligations (operating or capital). We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. We have no other contractual obligations, with the exception of commitments which are contingent upon the occurrence of future events.

Results of Operations
Net Loss
We recorded a net loss of $1,348,654 for the three months ended June 30, 2009 as compared to $1,284,352 for the three months ended June 30, 2008. For the six months ended June 30, 2009, we recorded a net loss of $2,210,163, as compared to a net loss of $1,966,862 for the six months ended June 30, 2008. Our net losses typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.
Grant Revenue
During the three and six month periods ended June 30, 2009 we recorded grant revenue of $752,800 and $1,462,955, respectively, as compared to $376,078 and $976,069, respectively, during the comparable periods of 2008. During 2007, we were awarded an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant by the NIH to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five year period which commenced October 2007, with an expected annual award of between $3 to $4 million per year (approximately $17 million in the aggregate). We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. The grant is subject to annual renewal, with the latest grant award covering the period from September 2008 through August 2009. As of June 30, 2009, there is approximately $1.7 million remaining from the current grant year’s award. Assuming that the remaining budgeted amounts under the grant are awarded annually to the Company, there is an additional $11.1 million available through the grant for the remainder of the original five year project period (ending August 31, 2012).
Research and Development
During the three month and six month periods ended June 30, 2009, we incurred $1,202,894 and $2,060,130, respectively, of research and development expense as compared to $759,208 and $1,362,686, respectively, during the three month and six month periods ended June 30, 2008. Research and development expense for the three month and six month periods of 2009 includes stock-based compensation expense of $85,439 and $170,878, respectively, while the comparable periods of 2008 include stock-based compensation expense of $347,308 and $382,825, respectively (see discussion under “Stock-Based Compensation Expense” below).
Research and development expenses can vary considerably on a period-to-period basis, depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties, and due to fluctuations in the timing of other external expenditures related to our IPCAVD grant from the NIH. The increase in research and development expense from the 2008 periods to the 2009 periods is due primarily to costs associated with our vaccine manufacturing activities in preparation for the commencement of Phase 2 clinical testing, costs associated with our activities funded by our NIH grant including costs related to our collaborative effort with Vivalis (see discussion above under “Contractual Obligations”), and also due to higher personnel costs associated with the addition of new scientific personnel. Our recently initiated Phase 2a clinical trial is being conducted and funded by the HVTN, but we are responsible for the manufacture of vaccine product to be used in the trial. We cannot predict the level of support we may receive from HVTN or other federal agencies (or divisions thereof) for our future clinical trials. We expect that our research and development costs will continue to increase in 2009 and beyond as we progress through the human clinical trial process leading up to possible product approval by the FDA.
General and Administrative Expense
During the three month and six month periods ended June 30, 2009, we incurred general and administrative costs of $906,055 and $1,629,870, respectively, as compared to $917,702 and $1,623,344, respectively, during the three month and six month periods ended June 30, 2008. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense for the three month and six month periods of 2009 include stock-based compensation expense of $295,570 and $598,952, respectively; while the comparable periods of 2008 include stock-based compensation expense of $468,561 and $831,640, respectively (see discussion under “Stock-Based Compensation Expense” below). We expect that our general and administrative costs will increase in the future in support of expanded research and development activities and other general corporate activities.
Stock-Based Compensation Expense
During the three month and six month periods ended June 30, 2009, we recorded total stock-based compensation expense of $381,009 and $769,829, respectively, which is included in research and development expense, or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to which the stock compensation was granted. Stock-based compensation expense for the three month and six month periods ended June 30, 2008 was $815,869 and $1,214,465, respectively. In addition to amounts related to the issuance of stock options to employees, the figures for 2008 include amounts related to common stock and stock purchase warrants issued to consultants, and extension of existing stock option contracts. Stock-based compensation expense is calculated and recorded in accordance with the provisions of SFAS 123R. We adopted SFAS 123R using the prospective application method which requires us to apply its provisions prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. As of June 30, 2009, there was $1,080,494 of unrecognized compensation expense related to stock-based compensation arrangements.

Other Income
Interest income for the three month and six month periods ended June 30, 2009 was $7,495 and $16,882, respectively, as compared to $16,480 and $43,099, respectively, for the three months and six months ended June 30, 2008. The variances between periods are attributable to generally lower interest rates, and lower incremental cash balances available for investment during each respective period.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1 Legal Proceedings
None.
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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
On April 7, 2009 we sold 780,488 shares of our common stock, $0.001 par value, to Fusion Capital Fund II, LLC (“Fusion Capital”) related to a Common Stock Purchase Agreement dated May 8, 2008 (the “Purchase Agreement”) for an aggregate purchase price of $80,000. We also issued to Fusion Capital an additional 19,844 shares of our common stock as a partial settlement of the commitment fee for entering into the Purchase Agreement.

On April 9, 2009 we sold 1,069,519 shares of our common stock, $0.001 par value, to Fusion Capital related to the Purchase Agreement for an aggregate purchase price of $100,000. We also issued to Fusion Capital an additional 24,805 shares of our common stock as a partial settlement of the commitment fee for entering into the Purchase Agreement.
On June 2, 2009 we sold 360,897 shares of our common stock, $0.001 par value, to Fusion Capital related to the Purchase Agreement for an aggregate purchase price of $80,000. We also issued to Fusion Capital an additional 19,844 shares of our common stock as a partial settlement of the commitment fee for entering into the Purchase Agreement.
On June 9, 2009 we sold 360,897 shares of our common stock, $0.001 par value, to Fusion Capital related to the Purchase Agreement for an aggregate purchase price of $80,000. We also issued to Fusion Capital an additional 19,844 shares of our common stock as a partial settlement of the commitment fee for entering into the Purchase Agreement.
On June 18, 2009 we sold 1,162,791 shares of our common stock, $0.001 par value, to Fusion Capital related to the Purchase Agreement for an aggregate purchase price of $250,000. We also issued to Fusion Capital an additional 62,013 shares of our common stock as a partial settlement of the commitment fee for entering into the Purchase Agreement.
For all of the aforementioned transactions with Fusion, we relied on section 4(2) of the Securities Act of 1933 to issue the common stock and warrant, inasmuch as the common stock was issued to a single private entity which is an accredited investor that purchased its securities as an investment in a private transaction without any form of general solicitation or general advertising.
Item 3 Defaults Upon Senior Securities
None.
Item 4 Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on June 18, 2009 for the following purposes:
1.	To elect six directors to serve until our 2010 Annual Meeting of Stockholders; and
2.	To ratify the appointment of Porter Keadle Moore LLP as our independent registered public accounting firm.
All nominees for director were approved at the meeting. Following is a summary of the votes cast for each nominee:

	For	Withheld
Donald H. Hildebrand	585,449,816	2,777,912
Andrew J. Kandalepas	579,514,013	8,713,715
Dean G. Kollintzas	583,036,810	5,190,917
Robert T. McNally	584,932,917	3,294,811
Harriet L. Robinson	585,117,527	3,111,201
John N. Spencer, Jr.	585,557,246	2,670,482
Peter M. Tsolinas	585,326,654	2,901,074
With respect to the proposal to ratify the appointment of Porter Keadle Moore LLP as our independent registered public accounting firm: (i) 585,313,687 votes were cast for, (ii) 539,894 votes were cast against, and (iii) 2,374,147 shares abstained. Accordingly, the proposal was approved by our stockholders.
Item 5 Other Information
None.

Item 6 Exhibits

Exhibit
Number		Description

2.1		Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)

2.2		First Amendment to Agreement and Plan of Merger (2)

2.3		Second Amendment to Agreement and Plan of Merger (3)

3.1		Certificate of Incorporation (4)

3.2		Bylaws (4)

31.1	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.

(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2008.
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

GEOVAX LABS, INC. (Registrant)
Date: August 10, 2009	By:	/s/ Mark W. Reynolds
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