Form 10-K/A
period 2008-12-31
GeoVax Labs, Inc.
filed 2009-10-13
CIK 832489

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
Documents Incorporated by Reference
Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009.

GEOVAX LABS, INC.
Form 10-K/A
October 12, 2009

PART II

Item 8 Financial Statements and Supplementary Data	2

PART IV

Item 15 Exhibits and Financial Statement Schedules	2

Signatures	5

Exhibit Index	6
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

EXPLANATORY STATEMENT
This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Amendment”) is being filed solely for the purpose of adding (i) the report of Tripp, Chafin & Causey, LLC, the independent registered public accounting firm that audited the statements of operations, stockholders’ deficiency and cash flows of GeoVax, Inc. (a Georgia corporation in the development stage) for the period from inception (June 27, 2001) to December 31, 2005 required by Part II, Item 8, and (ii) the consent of Tripp, Chafin & Causey, LLC to inclusion of the audit report as required by Part IV, Item 15. This Amendment is limited in scope to the items identified above and should be read in conjunction with the original Annual Report on Form 10-K for the year ended December 31, 2008 filed by the Company on March 12, 2009 (the “Form 10-K”). The Amendment does not reflect events occurring after the filing of the Form 10-K on March 12, 2009 and, other than the inclusion of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

PART II

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2008 and 2007, and for each of the three years ended December 31, 2008, 2007 and 2006, together with the independent registered public accounting firms’ reports thereon, are set forth on pages F-1 to F-20 of this Amendment to our Annual Report on Form 10-K.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report:
(1)	Financial Statements

Page
Reports of Independent Registered Public Accounting Firms on Financial Reporting	F-1

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 and for the Period from Inception (June 27, 2001) to December 31, 2008	F-4

Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from Inception (June 27, 2001) to December 31, 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 and for the Period from Inception (June 27, 2001) to December 31, 2008	F-7

Notes to Consolidated Financial Statements	F-8
(2)	Financial Statement Schedules

The following financial statement schedule is set forth on page F-20 of this Annual Report on Form 10-K/A:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006 (unaudited)

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger (2)

2.3	Second Amendment to Agreement and Plan of Merger (3)

3.1	Certificate of Incorporation (6)

3.2	Bylaws (6)

10.1*	Employment Agreement with Robert T. McNally (8)

10.2*	Employment Agreement with Andrew Kandalepas (5)

10.3*	Employment Agreement with Mark Reynolds (10)

10.4*	GeoVax Labs, Inc. 2006 Equity Incentive Plan (4)

10.5	License Agreement (as amended and restated) between GeoVax, Inc. and Emory University, dated August 23, 2002 (3)

10.6	Technology Sale and Patent License Agreement between GeoVax, Inc. and MFD, Inc., dated December 26, 2004 (3)

10.7	Equipment and Ground Sublease between GeoVax, Inc. and EmTech Biotechnology Development, Inc., dated December 1, 2001, together with amendment dated August 18, 2003 (3)

10.8	Equipment and Ground Sublease Amendment dated November 22, 2006 (5)

10.9	Consulting Agreement and Warrant Agreement between GeoVax Labs, Inc. and Equinox One Consulting LLC (7)

10.10	Consulting Agreement with Donald G. Hildebrand (8)

10.11	Common Stock Purchase Agreement, dated as of May 8, 2008, by and between GeoVax Labs, Inc. and Fusion Capital Fund II, LLC (9)

10.12	Registration Rights Agreement, dated as of May 8, 2008, by and between GeoVax Labs, Inc. and Fusion Capital Fund II, LLC (9)

14.1	Code of Ethics (5)

21.1	Subsidiaries of the Registrant (5)

23.1**	Consent of Porter Keadle Moore LLP [needed]

23.2**	Consent of Tripp, Chafin & Causey, LLC

31.1**	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2**	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.

(4)	Incorporated by reference from the registrant’s definitive Information Statement (Schedule 14C) filed with the Securities and Exchange Commission on August 18, 2006.

(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2008.

(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008.

(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2008.

(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2008.

(10)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.
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

GEOVAX LABS, INC.
BY:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer (Principal Financial and Accounting Officer)

DATE:	October 12, 2009

EXHIBIT INDEX
The Following Exhibits are filed with this Form 10-K/A:

Exhibit
Number	Description

23.1	Consent of Porter Keadle Moore LLP

23.2	Consent of Tripp, Chafin & Causey, LLC

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/ PORTER KEADLE MOORE LLP

Atlanta, Georgia
March 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS
Board of Directors
GeoVax, Inc.
Atlanta, Georgia
We have audited the statements of operations, stockholders’ deficiency and cash flows of GeoVax, Inc. (a Georgia corporation in the development stage) for the period from inception (June 27, 2001) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements of GeoVax, Inc. referred to above present fairly, in all material respects, the the results of its operations, changes in stockholders’ deficiency and cash flows for the period from inception (June 27, 2001) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Compensatory Warrants

We may, from time to time, issue stock purchase warrants to consultants or others in exchange for services. A summary of our compensatory warrant activity as of December 31, 2008, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (yrs)	Value

Outstanding at January 1, ,2008	2,700,000	$0.33
Granted	2,700,000	0.33
Exercised	—	—
Forfeited or expired	(2,700,000)	0.33

Outstanding at December 31, 2008	2,700,000	$0.33	3.0	$—

Exercisable at December 31, 2008	2,700,000	$0.33	3.0	$—

Additional information concerning our compensatory warrants for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006

Weighted average fair value of warrants granted during the period	$0.05	$0.25	$—
Intrinsic value of warrants exercised during the period	—	—	—
Total fair value of warrants vested during the period	146,880	266,760	—

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