Form 10-Q
period 2009-09-30
GeoVax Labs, Inc.
filed 2009-11-06
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-52091
GEOVAX LABS, INC.
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction	87-0455038
of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Lake Park Drive
Suite 380
Smyrna, Georgia	30080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (678) 384-7220
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 45 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐     No ☑
As of November 6, 2009, 779,888,307 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.
AND SUBSIDIARY
Index

Page
Part I — FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	1

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008 and for the period from inception (June 27, 2001) to September 30, 2009	2

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (June 27, 2001) to September 30, 2009	3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the period from inception (June 27, 2001) to September 30, 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 Quantitative and Qualitative Disclosures about Market Risk	14

Item 4 Controls and Procedures	14

Part II. — OTHER INFORMATION

Item 1 Legal Proceedings	15

Item 1A Risk Factors	15

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3 Defaults Upon Senior Securities	15

Item 4 Submission of Matters to a Vote of Security Holders	15

Item 5 Other Information	15

Item 6 Exhibits	16

SIGNATURES	17
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I — FINANCIAL INFORMATION
Item 1 Financial Statements
GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,416,692	$2,191,180
Grant funds receivable	544,238	311,368
Prepaid expenses and other	53,292	299,286

Total current assets	4,014,222	2,801,834

Property and equipment, net of accumulated depreciation of $150,587 and $112,795 at September 30, 2009 and December 31, 2008, respectively	163,788	138,847

Other assets:
Licenses, net of accumulated amortization of $152,940 and $134,276 at September 30, 2009 and December 31, 2008, respectively	95,916	114,580
Deposits and other	980	980

Total other assets	96,896	115,560

Total assets	$4,274,906	$3,056,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$98,354	$176,260
Amounts payable to Emory University (a related party)	250,420	170,162

Total current liabilities	348,774	346,422

Commitments

Stockholders’ equity:
Common stock, $.001 par value, 900,000,000 shares authorized 778,487,547 and 747,448,876 shares outstanding at September 30, 2009 and December 31, 2008, respectively	778,488	747,449
Additional paid-in capital	19,842,217	16,215,966
Deficit accumulated during the development stage	(16,694,573)	(14,253,596)

Total stockholders’ equity	3,926,132	2,709,819

Total liabilities and stockholders’ equity	$4,274,906	$3,056,241

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		From Inception
	September 30,		September 30,		(June 27,2001) to
	2009	2008	2009	2008	September 30, 2009
Revenues
Grant revenue	$1,808,551	$1,322,502	$3,271,506	$2,298,571	$9,829,861

	1,808,551	1,322,502	3,271,506	2,298,571	9,829,861

Operating expenses:
Research and development	1,470,200	1,362,490	3,530,329	2,725,176	16,021,992
General and administrative	573,906	698,948	2,203,776	2,322,292	10,801,901

Total operating expenses	2,044,106	2,061,438	5,734,105	5,047,468	26,823,893

Loss from operations	(235,555)	(738,936)	(2,462,599)	(2,748,897)	(16,994,032)

Other income (expense)
Interest income	4,740	16,828	21,622	59,927	305,128
Interest expense	—	—	—	—	(5,669)

	4,740	16,828	21,622	59,927	299,459

Net loss and comprehensive loss	$(230,815)	$(722,108)	$(2,440,977)	$(2,688,970)	$(16,694,573)

Basic and diluted:
Loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)
Weighted average shares	756,722,052	744,082,804	752,538,759	738,098,197	458,538,469
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
Continued on following page

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid In Capital	Receivable	Stage	(Deficiency)
Balance at December 31, 2007	731,627,926	731,628	12,441,647	—	(10,525,409)	2,647,866
Sale of common stock for cash in private placement transactions	8,806,449	8,806	1,356,194	—	—	1,365,000
Transactions related to common stock purchase agreement with Fusion Capital	6,514,501	6,515	399,576	—	—	406,091
Stock-based compensation:
Stock options	—	—	1,798,169	—	—	1,798,169
Consultant warrants	—	—	146,880	—	—	146,880
Issuance of common stock for consulting services	500,000	500	73,500	—	—	74,000
Net loss for the year ended December 31, 2008	—	—	—	—	(3,728,187)	(3,728,187)

Balance at December 31, 2008	747,448,876	747,449	16,215,966	—	(14,253,596)	2,709,819
Transactions related to common stock purchase agreement with Fusion Capital (unaudited)	7,784,882	7,785	1,032,215	—	—	1,040,000
Sale of common stock for cash upon exercise of stock purchase warrant (unaudited)	23,141,289	23,141	1,476,859	—	—	1,500,000
Stock-based compensation (unaudited):
Stock options	—	—	1,087,530	—	—	1,087,530
Consultant warrants	—	—	15,134	—	—	15,134
Issuance of common stock for consulting services	112,500	113	14,513	—	—	14,626
Net loss for the nine months ended September 30, 2009 (unaudited)	—	—	—	—	(2,440,977)	(2,440,977)

Balance at September 30, 2009 (unaudited)	778,487,547	$778,488	$19,842,217	$—	$(16,694,573)	$3,926,132

See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Nine Months Ended September 30,		(June 27, 2001) to
	2009	2008	September 30, 2009
Cash flows from operating activities:
Net loss	$(2,440,977)	$(2,688,970)	$(16,694,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,456	38,064	303,527
Accretion of preferred stock redemption value	—	—	346,673
Stock-based compensation expense	1,117,290	1,620,295	4,654,835
Changes in assets and liabilities:
Grant funds receivable	(232,870)	(182,587)	(544,238)
Prepaid expenses and other current assets	245,994	(246,625)	(53,292)
Deposits and other assets	—	—	(980)
Accounts payable and accrued expenses	2,352	(82,722)	348,774

Total adjustments	1,189,222	1,146,425	5,055,299

Net cash used in operating activities	(1,251,755)	(1,542,545)	(11,639,274)

Cash flows from investing activities:
Purchase of property and equipment	(62,733)	(71,646)	(314,375)

Net cash used in investing activities	(62,733)	(71,646)	(314,375)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,540,000	2,408,541	14,641,898
Net proceeds from sale of preferred stock	—	—	728,443

Net cash provided by financing activities	2,540,000	2,408,541	15,370,341

Net increase in cash and cash equivalents	1,225,512	794,350	3,416,692
Cash and cash equivalents at beginning of period	2,191,180	1,990,356	—

Cash and cash equivalents at end of period	$3,416,692	$2,784,706	$3,416,692

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$5,669
See accompanying notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009
1. Description of Company and Basis of Presentation
GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a biotechnology company focused on developing human vaccines for diseases caused by Human Immunodeficiency Virus (HIV) and other infectious agents. The Company has exclusively licensed from Emory University (“Emory”) vaccine technology which was developed in collaboration with the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”). The Company is incorporated under the laws of the State of Delaware and its principal offices are located in Smyrna, Georgia (metropolitan Atlanta area).
GeoVax is devoting all of its present efforts to research and development and is a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 915, “Development Stage Entities”. The accompanying financial statements at September 30, 2009 and for the three month and nine month periods ended September 30, 2009 and 2008 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Our operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
The Company disclosed in Note 2 to its financial statements included in the Form 10-K for the year ended December 31, 2008 those accounting policies that it considers significant in determining its results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.
2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles”, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative GAAP by providing all authoritative literature related to a particular topic in one place (the “Codification”). The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of ASC Topic 105 did not have an impact on our results of operations, financial position, or cash flows, but will impact our financial reporting process by eliminating all references to pre-codification standards. All references to accounting literature included in the notes to our financial statements have been changed to reference the appropriate sections of the Codification.
Following ASC Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on changes in the Codification.
In September 2006, the FASB issued guidance now codified as ASC Topic 820, “Fair Value Measurements and Disclosures,” which provides enhanced guidance for using fair value to measure assets and liabilities, provides a common definition of fair value, and establishes a framework to make the measurement of fair value under GAAP more consistent and comparable. The pronouncement also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB released additional guidance also now codified under ASC Topic 820, which delayed the January 1, 2008 effective date for application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The implementation of this pronouncement did not have a material effect on our results of operations, financial position, or cash flows.
In March 2008, the FASB issued guidance now codified as ASC Topic 815, “Derivatives and Hedging”, which amends and expands the disclosure requirements previously required for derivative instruments and hedging activities. We adopted this pronouncement effective January 1, 2009 and it did not have a material effect on our results of operations, financial position, or cash flows.
In April 2008, the FASB issued guidance now codified as ASC Topic 350, “Intangibles — Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. We adopted the provisions of this pronouncement effective January 1, 2009, and it did not have a material effect on our results of operations, financial position, or cash flows.
In June 2008, the FASB issued guidance now codified as ASC Topic 260, “Earnings Per Share.” This pronouncement addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method of computing earnings per share. This pronouncement requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. We adopted this pronouncement effective January 1, 2009 and it did not have a material effect on our results of operations, financial position, or cash flows.
In April 2009, the FASB issued guidance now codified as ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. We adopted this pronouncement effective April 1, 2009 and it did not have a material effect on our results of operations, financial position, or cash flows.
In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this pronouncement effective June 30, 2009 and it did not have a material effect on our results of operations, financial position, or cash flows. We have performed an evaluation of subsequent events through November 6, 2009, which is the date these financial statements were issued.
Recent Accounting Pronouncements Not Yet Adopted
We do not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.
3. Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares primarily consist of employee stock options and warrants issued to investors. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 91.9 million and 111.5 million shares at September 30, 2009 and 2008, respectively.
4. Commitments
Lease Agreements
Since 2001, we have leased the office and laboratory space used for our operations in Atlanta, Georgia under a lease agreement with Emtech Biotechnology Development, Inc., a related party associated with Emory University. In September 2009, we executed a lease agreement, effective November 1, 2009, for approximately 8400 square feet of office and laboratory space located in Smyrna, Georgia (the “Smyrna Facility”) and we will vacate the Emtech facility during

November 2009. Future minimum lease payments pursuant to the 62 month lease for the Smyrna Facility total $114,570 in 2010, $118,010 in 2011, $121,560 in 2012, $125,180 in 2013 and $128,920 in 2014.
Other Contractual Obligations
As of September 30, 2009, we had approximately $20,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors. We expect to receive and pay for these materials and services within the next three to four months.
5. Stockholders’ Equity
Common Stock Transactions
We may, from time to time, issue shares of our common stock to consultants or other service providers in exchange for services. During August 2009, we entered into an agreement whereby we issued 112,500 shares of our common stock for consulting services and agreed to issue an additional 337,500 shares over the following twelve months. We recorded general and administrative expense of $14,626 for the three and nine month periods ended September 30, 2009 related to issuance of our common stock in exchange for services, as compared to $18,084 and $55,917 for the three and nine month periods ended September 30, 2008, respectively.
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
During the nine month period ended September 30, 2009, we sold 7,526,910 shares to Fusion Capital under the terms of the Purchase Agreement for an aggregate purchase price of $1,040,000, and we also issued an additional 257,972 shares to Fusion Capital pursuant to the pro rata deferred commitment fee arrangement mentioned above. As of September 30, 2009, Fusion Capital has purchased a cumulative total of 12,153,316 shares for $1,700,000 pursuant to the Purchase Agreement, and we have issued a total of 2,902,197 shares as a commitment fee.
During October and November 2009 (through November 6), we sold an additional 1,341,228 shares to Fusion Capital for an aggregate purchase price of $240,000, and issued 59,532 shares pursuant to the deferred commitment fee arrangement.
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
We did not grant any stock options pursuant to the 2006 Plan during the nine months ended September 30, 2009. As of September 30, 2009, there were nonqualified stock options covering a total of 45,764,424 shares of our common stock outstanding with a weighted average exercise price of $0.12 and a weighted average remaining contractual term of 5.5 years; including options as to 39,001,092 shares currently exercisable, with a weighted average exercise price of $0.12 and a weighted average remaining contractual term of 4.9 years.
Stock-based compensation expense related to the 2006 Plan was $317,701 and $1,087,530 for the three month and nine month periods ended September 30, 2009, as compared to $347,606 and $1,146,298 for the three month and nine month periods ended September 30, 2008, respectively. The table below shows the allocation of stock-based compensation expense related to our stock option plan between general and administrative expense and research and development expense. As of September 30, 2009, there was $656,254 of unrecognized compensation expense related to stock-based compensation arrangements subject to the 2006 Plan, which is expected to be recognized over a weighted average period of 1.7 years.

	Three Months Ended September 30,		Nine Months Ended September 30,
Expense Allocated to:	2009	2008	2009	2008

General and Administrative Expense	$232,262	$293,894	$831,215	$1,007,361
Research and Development Expense	85,439	53,712	256,316	438,937

Total Stock-Based Compensation Expense	$317,701	$347,606	$1,087,530	$1,446,298

Compensatory Warrants
We may, from time to time, issue stock purchase warrants to consultants or other service providers in exchange for services. As of September 30, 2009, there were a total of 2,970,000 shares of our common stock covered by outstanding stock warrants all of which are currently exercisable at a weighted average exercise price of $0.14 per share and a weighted-average remaining contractual life of 2.9 years. We recorded general and administrative expense of $15,134 for the three and nine month periods ended September 30, 2009 related to issuance of stock purchase warrants in exchange for services, as compared to $41,040 and $118,080 for the three and nine month periods ended September 30, 2008, respectively. As of September 30, 2009, there was $151,325 of unrecognized compensation expense related to compensatory warrant arrangements, which is expected to be recognized over a weighted average period of 1.3 years.
Investment Warrants
In addition to outstanding stock options and compensatory warrants, as of September 30, 2009 we had stock purchase warrants covering a total of 43,181,345 shares of our common stock which were issued to investors in previous transactions. Such warrants have a weighted-average exercise price of $0.34 per share and a weighted-average remaining contractual life of 2.8 years. During September 2009, we issued 23,141,289 shares of our common stock and received $1,500,000 upon the exercise of an outstanding stock purchase warrant.
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
7. NIH Grant Funding
In September 2007, the National Institutes of Health (NIH) awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five year period which commenced October 2007, with an expected annual award of generally between $3 and $4 million per year (approximately $18.3 million in the aggregate). The most recent award is for the period September 1, 2009 through August 31, 2010 in the amount of $4.7 million. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. We record revenue associated with the grant as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations.

8. Related Party Transactions
In June 2008, we entered into two subcontracts with Emory for the purpose of conducting research and development activities associated with our IPCAVD grant from the NIH (see Note 7). During the three and nine month periods ended September 30, 2009, we recorded $389,158 and $853,608 of expense associated with these subcontracts as compared to $393,697 and $572,699 for the comparable periods of 2008. All amounts paid to Emory under these subcontracts are reimbursable to us pursuant to the NIH grant.
In March 2008, we entered into a consulting agreement with Donald Hildebrand, the Chairman of our Board of Directors and our former President and Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company. The term of the consulting agreement began on April 1, 2008 and will end on December 31, 2009. During the three month and nine month periods ended September 30, 2009, we recorded $14,400 and $43,200, respectively, of expense associated with the consulting agreement as compared to $24,000 and $40,000 for the comparable periods of 2008.
Item 2 Management’s Discussion and Analysis of Financial Condition And Results of Operations
FORWARD LOOKING STATEMENTS
In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,”“expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
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

Our HIV vaccine candidates have successfully completed preclinical efficacy testing in non-human primates and our preventative HIV vaccine candidate has completed Phase 1 clinical testing trials in humans. A Phase 2a human clinical trial for our preventative HIV vaccine candidate was initiated during the fourth quarter of 2008, and patient enrollment commenced in February 2009. The costs of conducting all of our human clinical trials to date have been borne by the HIV Vaccine Trials Network (HVTN), funded by the NIH, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. HVTN is bearing the cost of conducting our ongoing Phase 2a human clinical study, but we cannot predict the level of support we will receive from HVTN for any additional clinical studies. Our operations are also partially supported by an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) Grant from the NIH. The project period for the grant covers a five year period which commenced October 2007, with an expected annual award of generally between $3-4 million per year (approximately $18.3 million in the aggregate). The grant is subject to annual renewal, with the latest grant award covering the period from September 2009 through August 2010 in the amount of $4.7 million. We intend to pursue additional grants from the federal government, however, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. It will, therefore, be necessary for us to look to other sources of funding in order to finance our development activities.
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
Revenue Recognition. We recognize revenue in accordance with guidance issued by the SEC and now codified under FASB ASC Topic 605, “Revenue Recognition”. ASC Topic 605 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. Our revenue consists primarily of government grant revenue, which is recorded as income as the related costs are incurred.
Stock-Based Compensation. Effective January 1, 2006, we adopted a pronouncements by the FASB now codified under ASC Topic 718, “Compensation — Stock Compensation” and under ASC Topic 505, "Equity”. This pronouncement requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on estimated fair values on the grant date. We adopted the pronouncement using the prospective application method which requires us to apply the provisions prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions ASC Topic 718 and are recognized on a straight line basis over the service periods of each award.
Liquidity and Capital Resources
At September 30, 2009, we had cash and cash equivalents of $3,416,692 and total assets of $4,274,906, as compared to $2,191,180 and $3,056,241, respectively, at December 31, 2008. Working capital totaled $3,665,448 at September 30, 2009, compared to $2,455,412 at December 31, 2008.
Sources and Uses of Cash. We are a development-stage company (as defined by ASC Topic 915, "Development Stage Entities”) and do not have any products approved for sale. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. Our primary sources of cash are from sales of our equity securities and from government grant funding.

Cash Flows from Operating Activities. Net cash used in operating activities was $1,251,755 for the nine month period ended September 30, 2009 as compared to $1,542,545 for the comparable period in 2008. Generally, the differences between years are due to fluctuations in our net losses which, in turn, result primarily from fluctuations in expenditures from our research activities, offset by net changes in our assets and liabilities.
In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five year period which commenced October 2007, with an expected annual award of generally between $3 and $4 million per year (approximately $18.3 million in the aggregate). The most recent award is for the period September 1, 2009 through August 31, 2010 in the amount of $4.7 million. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization, and production for human clinical trial testing. The funding we receive pursuant to this grant is recorded as revenue at the time the related expenditures are incurred, and thus partially offsets our net losses.
Cash Flows from Investing Activities. Our investing activities have consisted predominantly of capital expenditures. Capital expenditures for the nine months ended September 30, 2009 and 2008 were $62,733 and $71,646, respectively. In September 2009, we executed a lease agreement (effective November 1, 2009) for the relocation of our operations a short distance within the metropolitan Atlanta area. In connection with this move, we expect to incur approximately $115,000 in relocation-related costs (inclusive of facility improvements) and we also expect to incur between $50,000 and $75,000 of costs associated with the acquisition of equipment to replace that which was previously made available to us at our previous location.
Cash Flows from Financing Activities. Net cash provided by financing activities was $2,540,000 and $2,408,541 for the nine month periods ended September 30, 2009 and 2008, respectively. During the 2009 period we received $1,040,000 from the sale of our common stock to Fusion Capital (see discussion below) and $1,500,000 from the exercise of a previously outstanding stock purchase warrant which was to expire in September 2009. During the 2008 period, we received $2,262,450 from the sale of our common stock and warrants to individual accredited investors and $146,091 from the sale of our common stock to Fusion Capital, offset by costs associated with the financing arrangement.
In May 2008, we signed a Purchase Agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”) which provides for the sale of up to $10 million of shares of our common stock. In connection with this agreement, we filed a registration statement related to the transaction with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the Purchase Agreement. The SEC declared effective the registration statement on July 1, 2008, and we now have the right until July 31, 2010 to sell our shares of common stock to Fusion Capital from time to time in amounts ranging from $80,000 to $1 million per purchase transaction, depending on certain conditions as set forth in the Purchase Agreement. During the nine months ended September 30, 2009, we received $1,040,000 from the sale of our common stock to Fusion Capital pursuant to this arrangement. Through September 30, 2009, we have received a cumulative total of $1,700,000 from Fusion Capital, leaving $8,300,000 available pursuant to the Purchase Agreement as of that date. Depending on general stock market conditions, and the prevailing price of our common stock leading up to the date upon which the Purchase Agreement ends (July 31, 2010), we may not be able to, or may be choose not to, access the full amount remaining pursuant to the Purchase Agreement. The extent to which we rely on the Purchase Agreement as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we can secure working capital from other sources if we choose to seek such other sources.
We believe that our current working capital, combined with the proceeds from the IPCAVD grant awarded annually from the NIH, will be sufficient to support our planned level of operations through 2010. We intend to draw on the Fusion Capital facility to increase our cash reserves to provide funding for our operations beyond 2010. Even if we are able to access the remainder of the full $10 million under the Purchase Agreement with Fusion Capital, we may still need additional capital in the future to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects. While we believe that we will be successful in obtaining the necessary financing to fund our operations through grants, the Purchase Agreement and/or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all.
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
Contractual Obligations
Since 2001, we have leased the office and laboratory space used for our operations in Atlanta, Georgia under a lease agreement with Emtech Biotechnology Development, Inc., a related party associated with Emory University. In September 2009, we executed a lease agreement, effective November 1, 2009, for approximately 8400 square feet of office and laboratory space located in Smyrna, Georgia (the “Smyrna Facility”) and we will vacate the Emtech facility during November 2009. Future minimum lease payments pursuant to the 62 month lease for the Smyrna Facility total approximately $608,000. As of September 30, 2009, we had approximately $20,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors; we expect to receive and pay for these materials and services within the next three to four months
As of September 30, 2009, we had no other material firm purchase obligations or commitments, no committed lines of credit, and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. We have no other contractual obligations, with the exception of commitments which are contingent upon the occurrence of future events.
Results of Operations
Net Loss
We recorded a net loss of $230,815 for the three months ended September 30, 2009 as compared to $722,108 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, we recorded a net loss of $2,440,977, as compared to a net loss of $2,688,970 for the nine months ended September 30, 2008. Our net losses typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.
Grant Revenue
During the three and nine month periods ended September 30, 2009 we recorded grant revenue of $1,808,551 and $3,271,506, respectively, as compared to $1,322,502 and $2,298,571, respectively, during the comparable periods of 2008. During 2007, we were awarded an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant by the NIH to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five year period which commenced October 2007, with an expected annual award of generally between $3 to $4 million per year (approximately $18.3 million in the aggregate). We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. The grant is subject to annual renewal, with the latest grant award covering the period from September 2009 through August 2010 in the amount of $4.7 million. As of September 30, 2009, there is approximately $4.6 million remaining from the current grant year’s award and (assuming that the remaining budgeted amounts under the grant are awarded annually to the Company) there is an additional $7.5 million available through the grant for the remainder of the original five year project period (ending August 31, 2012).
Research and Development
During the three month and nine month periods ended September 30, 2009, we incurred $1,470,200 and $3,530,329, respectively, of research and development expense as compared to $1,362,490 and $2,725,176, respectively, during the three month and nine month periods ended September 30, 2008. Research and development expense for the three month and nine month periods of 2009 includes stock-based compensation expense of $85,439 and $256,316, respectively, while the comparable periods of 2008 include stock-based compensation expense of $53,712 and $438,937, respectively (see discussion under “Stock-Based Compensation Expense” below).
Research and development expenses can vary considerably on a period-to-period basis, depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties, and due to fluctuations in the timing of other external expenditures related to our IPCAVD grant from the NIH. The increase in research and development expense from the 2008 periods to the 2009 periods is due primarily to costs associated with our vaccine manufacturing activities in preparation for the commencement of Phase 2 clinical testing, costs associated with our activities funded by our NIH grant, and higher personnel costs associated with the addition of new scientific personnel. Our recently initiated Phase 2a clinical trial is being conducted and funded by the HVTN, but we are responsible for the manufacture of vaccine product to be used in the trial. We cannot predict the level of support we may receive from HVTN or other federal agencies (or divisions thereof) for our future clinical trials. We expect that our research and development costs will continue to increase in 2010 and beyond as we progress through the human clinical trial process leading up to possible product approval by the FDA.
General and Administrative Expense
During the three month and nine month periods ended September 30, 2009, we incurred general and administrative costs of $573,906 and $2,203,776, respectively, as compared to $698,948 and $2,322,292, respectively, during the three month and nine month periods ended September 30, 2008. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense for the three month and nine month periods of 2009 include stock-based compensation expense of $262,021 and $890,974, respectively; while the comparable periods of 2008 include stock-based compensation expense of $352,118 and $1,181,358, respectively (see discussion under “Stock-Based Compensation Expense” below). We expect that our general and administrative costs will increase in the future in support of expanded research and development activities and other general corporate activities
Stock-Based Compensation Expense
During the three month and nine month periods ended September 30, 2009, we recorded total stock-based compensation expense of $347,460 and $1,117,290, respectively, which is included in research and development expense, or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to which the stock compensation was granted. Stock-based compensation expense for the three month and nine month periods ended September 30, 2008 was $405,830 and $1,620,295, respectively. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to common stock and stock purchase warrants issued to consultants. As of September 30, 2009, there was $807,579 of unrecognized compensation expense related to stock-based compensation arrangements.
Other Income
Interest income for the three month and nine month periods ended September 30, 2009 was $4,740 and $21,622, respectively, as compared to $16,828 and $52,927, respectively, for the three months and nine months ended September 30, 2008. The variances between periods are attributable to generally lower interest rates.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3 Defaults Upon Senior Securities
None.
Item 4 Submission of Matters to a Vote of Security Holders
None.
Item 5 Other Information
None.

Item 6 Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger (2)

2.3	Second Amendment to Agreement and Plan of Merger (3)

3.1	Certificate of Incorporation (4)

3.2	Bylaws (4)

10.1*	Office and Laboratory Lease between UCB, Inc. and GeoVax, Inc.

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.

(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2008.
The representations, warranties and covenants contained in the agreements identified above as exhibits, together with those incorporated by reference, were made only for the purposes of those agreements, are between and among the parties to them, as of specific dates, and are solely for the benefit of those parties. The agreements may be subject to contractual limitations agreed to by the parties as well as standards of materiality that differ from those generally applicable to investors, and may reflect an allocation of risk. Various provisions may be interpreted differently by the parties, and may be waived or modified. While the agreements constitute public disclosure under the federal securities laws, when reading representations, warranties and covenants in those agreements, investors should consider the foregoing, as well as information provided by us in this filing and in our other filings, and should not rely solely upon such agreements as characterizations of an actual state of facts.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC. (Registrant)
Date: November 6, 2009	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Office and Laboratory Lease between UCB, Inc. and GeoVax, Inc.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.