Form 10-K
period 2009-12-31
GeoVax Labs, Inc.
filed 2010-03-08
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52091
GEOVAX LABS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0455038
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1900 Lake Park Drive, Suite 380 Smyrna, GA (Address of principal executive offices)	30080 (Zip Code)

Registrant’s telephone number, including area code:
(678) 384-7220

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $0.19 per share, was $69,445,759.

As of March 5, 2010, the number of shares of the registrant’s common stock, $.001 par value, is 782,340,692 issued and outstanding.

Documents Incorporated by Reference

None.

GEOVAX LABS, INC.

iii

“SAFE HARBOR” STATEMENT

From time to time, we make oral and written statements that constitute “forward-looking statements” (rather than historical facts).

All statements in this Annual Report that are not statements of historical fact are forward-looking statements, including any projections of financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or financial performance, any statements regarding action by the FDA or other regulatory authorities, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in this Annual Report, and including risks or uncertainties regarding the clinical testing required by regulatory authorities for products under development; the need for future clinical testing of our products under development; the significant time and expense that will be incurred in developing any of the potential commercial applications for our products; the possibility that our products may not demonstrate adequate clinical performance or obtain market acceptance, our ability to obtain capital to fund our current and future operations; and risks relating to the enforceability of any patents covering our products and to the possible infringement of third party patents by those products. All forward-looking statements included in this Annual Report are made as of the date hereof, and we assume no obligation to update them.

PART I

Item 1.	Description of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”) is a biotechnology company focused on developing vaccines to protect against or to treat diseases caused by Human Immunodeficiency Virus (HIV). We have exclusively licensed from Emory University (Emory) vaccine technology which was developed in collaboration with the United States National Institutes of Health (NIH), the National Institute of Allergy and Infectious Disease (NIAID), and the United States Centers for Disease Control and Prevention (CDC). The Company is incorporated under the laws of the State of Delaware in and its principal offices are located in Smyrna, Georgia (metropolitan Atlanta).

Our primary business is conducted by our subsidiary, GeoVax, Inc., which was incorporated under the laws of Georgia in June 2001. The predecessor of our parent company, GeoVax Labs, Inc. (the reporting entity) was originally incorporated in June 1988 under the laws of Illinois as Dauphin Technology, Inc. (“Dauphin”). In September 2006, Dauphin completed a merger (the “Merger”) with GeoVax, Inc. As a result of the Merger, GeoVax, Inc. became a wholly-owned subsidiary of Dauphin, and Dauphin changed its name to GeoVax Labs, Inc.. Unless otherwise indicated, information for periods prior to the September 2006 merger is that of GeoVax, Inc. In June 2008, the Company was reincorporated under the laws of Delaware. We currently do not conduct any business other than GeoVax, Inc.’s business of developing new products for the treatment or prevention of human diseases.

Overview of HIV/AIDS

What is HIV?

HIV-1 (Human Immunodeficiency Virus type 1) is a retrovirus that carries its genetic code in the form of RNA (ribonucleic acid). Retroviruses use RNA and the reverse transcriptase enzyme to create DNA (deoxyribonucleic acid) from the RNA template. The HIV-1 virus invades a human cell and produces its viral DNA which is subsequently inserted into the genetic material (chromosomes) of the cell. HIV preferentially infects and replicates in helper T-cells (a type of white blood cell) and this changes the T cells from immunity producing cells to cells that produce and release HIV-1 virus particles into the blood stream. This process results in the destruction of the immune defense system of the infected individual and ultimately, the development of Acquired Immune Deficiency Syndrome (AIDS).

There are several AIDS-causing HIV-1 virus subtypes, or “clades”, that are found in different regions of the world. These subtypes are identified as subtype A, subtype B on through C, D, E, F, etc. The predominant subtype found in Europe, North America, South America, Japan and Australia is B whereas the predominant subtypes in Africa are A and C. In India the predominant subtype is C. Each subtype is at least 20% different in its genetic sequence from other subtypes. These differences may mean that any vaccines or treatments developed against one subtype may only be partially effective or ineffective against other subtypes. Thus there is often a geographical focus to designing and developing vaccines suited for the local clade.

HIV-1, even within subtypes, has a high rate of mutation that supports a significant level of genetic variation. In drug treatment programs, virus mutation can result in the development of drug resistance, referred to as virus drug escape, thereby rendering drug therapy ineffective. Hence, we believe that multi-drug therapy is very important. If several drugs are active against virus replication, the virus must undergo multiple simultaneous mutations to escape, which is less likely. The same is true for immune responses. HIV-1 can escape single targeted immune responses. However, our scientists believe if an immune response is directed against multiple targets (epitopes), virus escape is much less frequent. Vaccination against more than one of the proteins found in HIV-1 increases the number of targets for the immune response as well as the chance that HIV-1 will not escape the vaccine-stimulated immune response, thus resulting in protection against infection or the development of clinical AIDS once infection occurs.

What is AIDS?

Acquired Immune Deficiency Syndrome (AIDS) is the final, life-threatening stage of infection with the virus known as HIV-1. Infection with HIV-1 severely damages the immune system, the body’s defense against disease. HIV-1 infects and gradually destroys T-cells and macrophages, which are white blood cells that play key roles in protecting humans against infectious disease caused by viruses, bacteria, fungi and other micro-organisms.

Opportunistic infections by organisms, normally posing no problem for control by a healthy immune system, can ravage persons with immune systems damaged by HIV-1 infections. Destruction of the immune system occurs over years; the average onset of the clinical disease recognized as AIDS occurs after 3-10 years of HIV-1 infection if the virus is not treated effectively with drugs; but the time to developing AIDS is highly variable.

AIDS in humans was first identified in the US in 1981, but researchers believe that it was present in Central Africa as early as 1959. AIDS is most often transmitted sexually from one person to another but it is also transmitted by blood in shared needles (intravenous drug use) and through pregnancy and childbirth. Heterosexual activity is the most frequent route of transmission worldwide.

The level of virus in blood (viral load) is the best indicator of the speed with which an individual will progress to AIDS, as well as the frequency with which an individual will spread infection. An estimated 1% or fewer of those infected have low enough levels of the virus to preclude progression to disease and to not transmit the infection. (These individuals are commonly called “long-term non-progressors.”)

AIDS is considered by many in the scientific and medical community to be the most lethal infectious disease in the world. According to the 2008 Report on the Global AIDS Epidemic published by UNAIDS (the Joint United Nations Programme on HIV/AIDS), the total number of people living with HIV is 33.4 million globally with approximately 2.7 million newly infected in 2008 alone. Approximately 25 million people infected with HIV have died since the start of the HIV pandemic in 1981. The US currently suffers about 56,000 infections per year with the highest rates found in Washington, DC where an estimated 3% of the population is infected; this is a prevalence rate higher than in some developing countries. According to International AIDS Vaccine Initiative (IAVI) in a model developed with Advanced Marketing Commitment (AMC) dated June 2005, the global market for a safe and effective AIDS vaccine is estimated at approximately $4 billion.

The standard approach to treating HIV-1 infection is to lower viral replication rates through the use of combinations of drugs. Available drugs include reverse transcriptase inhibitors (RTIs), protease inhibitors (PIs), integration inhibitors and inhibitors of cell entry to block multiple essential steps in virus replication. However, HIV-1 is prone to genetic changes that can produce strains that are resistant to currently approved drugs. When HIV-1 acquires resistance to one drug within a class, it can often become resistant to the entire class, meaning that it may be impossible to re-establish control of a genetically altered strain by substituting different drugs in the same class. Furthermore, these treatments continue to have significant limitations which include toxicity, patient non-adherence to the treatment regimens and cost. As a result, over time, many patients develop intolerance to these medications or simply give up taking the medications due to the side effects.

According to IAVI, the cost and complexity of new treatment advances for AIDS puts them out of reach for most people in the countries where treatment is needed the most and as noted above, in industrialized nations, where drugs are more readily available, side effects and increased rates of viral resistance have raised concerns about their long term use. AIDS vaccines, therefore, are seen by many as the most promising way to end the HIV/AIDS pandemic. It is expected that vaccines for HIV/AIDS, once developed, will be used worldwide by any organization that provides health care services, including hospitals, medical clinics, the military, prisons and schools.

HIV/AIDS Vaccines Being Developed by GeoVax

Our vaccines, initially developed by Dr. Harriet Robinson at Emory University in collaboration with researchers at the NIH, National Institute of Allergy and Infectious Disease (NIAID) and the CDC, incorporate two vaccine delivery components: (1) a recombinant DNA (deoxyribonucleic acid) and (2) a recombinant poxvirus, designated modified vaccinia Ankara (MVA), both of which deliver genes that encode inactivated HIV-1 derived proteins to the immune system. Both the DNA and MVA vaccines contain sufficient HIV-1 genes to support the production of non-infectious virus-like particles in vaccinated people which display forms of proteins that appear authentic to the immune system. When used together, the recombinant DNA component is used to prime immune responses which are boosted by administration of the recombinant MVA component. However, in certain settings the recombinant MVA alone may be sufficient for priming and boosting the immune responses.

The initial work of the Company was on the development of a preventative vaccine for use in uninfected people to limit infection, disease and transmission should they be exposed to the virus. In 2008, we undertook the development of a therapeutic vaccine for use in HIV-1 infected people to supplement approved drug regimens. For both preventative and therapeutic applications, our current focus is on a vaccine for use against clade B, which is common in the United States and the industrially developed world. However, once efficacy can be documented against clade B, we plan to develop vaccines designed for use to combat the subtypes that predominate in developing countries (clades A, C and AG recombinant).

Induction of T Cell and Antibody Immune Responses

Our vaccines induce T cell and antibody immune responses against two major HIV-1 proteins, Gag and Env. The induction of both antibodies and T cells is beneficial because these immune responses work through different mechanisms. Antibodies can block viruses from infecting cells. The avidity (tightness) of antibody binding to the envelope glycoproteins (Env) of HIV-1 correlates with reduced levels of virus replication in experiments completed using non-human primates. This result most likely reflects a tightly bound antibody blocking HIV-1 infection as well as tagging the virus for destruction. The MVA vaccine also induces HIV-l specific IgA, which functions to protect mucosal surfaces and can be measured in rectal secretions. Both vaccines elicit CD8 T cells that recognize and kill cells that become infected by virus. CD8 T cells are important for the control of the virus that has established an infection.

DNA and MVA as Vaccine Vectors

The availability of DNA and MVA vaccine delivery vectors provides GeoVax with the means to design combination vaccines to induce different patterns of T cell and antibody responses. Specifically, the use of DNA to prime immune responses and MVA to boost elicits higher levels of T cells and thus this format is well-suited for either preventative or therapeutic uses. Alternatively, the use of MVA alone to both prime and boost the immune response elicits higher levels of antibodies and is therefore well-suited for use in prevention.

MVA was selected for use as a viral vaccine because of its well established safety record and because of the ability of recombinants of this vector to carry other viral proteins to induce protective responses for a number of viral diseases; these effects were demonstrated in preclinical (animal) models. MVA was originally developed as a safer smallpox vaccine for use in immuno-compromised humans by further attenuating the standard smallpox vaccine. The attenuation (loss of disease causing ability) was accomplished by making over 500 passages of the virus in chicken embryos or chick embryo fibroblasts which resulted in large genomic deletions. These deletions affected the ability of MVA to replicate in human cells, which is the cause of safety problems, but did not compromise the ability of MVA to grow on avian cells that are used for manufacturing the virus. The deletions also resulted in the loss of immune evasion genes which assist the spread of wild type smallpox infections, even in the presence of human immune responses. MVA was safely administered to over 120,000 people in the 1970’s to protect them against smallpox.

GeoVax’s DNA and MVA vaccines express over 66% of the HIV-1 protein components and thus, are designed to stimulate immune responses with significant breadth. The vaccines cannot cause an HIV infection or AIDS because they do not produce the complete virus. We believe that the vaccines could provide multi-target protection against the AIDS virus, thus preventing infection and in those that do become infected, limiting virus escape, large scale viral replication and the onset of clinical signs of AIDS.

Preclinical Studies

During the development of our vaccines, multiple efficacy trials have been conducted using non-human primates (rhesus macaques) infected with experimental viruses that cause AIDS-like disease in these animals. These trials have documented the ability of prototypes of our vaccines to induce immune responses that can prevent infection by these experimental viruses as well as control viral replication in those animals that become infected, depending on the experimental design of the trials. For example, challenge studies completed by infecting animals using the rectal route and a dose estimated to be 40 to 400 times the typical human challenge dose were used to demonstrate that vaccination can prevent (not just control) infections in approximately 25% of the animals, even after 12 experimental challenges. For therapeutic studies rhesus macaques were infected with virus, placed on antiretroviral drugs, which mimic those used in humans, and vaccinated prior to ceasing drug therapy. Animals that were removed from drug therapy without vaccination experienced viral rebounds to the levels found prior to drug therapy whereas vaccinated animals had the ability to control virus replication at reduced levels; some approaching 1000-fold reductions.

Based on our preventative vaccination studies in animals, the U.S. Food and Drug Administration (FDA) allowed the vaccines to be tested in Phase 1 trials in HIV-1-uninfected humans. The use of the vaccines for a therapeutic in HIV-1 infected humans is under review with the goal of initiating a Phase 1 clinical trial in the first half of 2010.

Preventative Vaccine — Phase 1 Human Clinical Trials

All of our preventative vaccination trials in humans have been conducted by the HIV Vaccine Trials Network (HVTN), a network that is funded and supported by the NIH. The HVTN is the largest worldwide clinical trials program focused on the development and testing of HIV/AIDS vaccines. The vaccine that has been tested in these trials is designed for use where clade B infections are most common, the USA and Western Europe. In our first Phase 1 trial (HVTN 045) our DNA vaccine was tested alone to document its safety and immunogenicity. Our second trial (HVTN 065) was designed to test the combined use of DNA and MVA and consisted of a dose escalation for DNA delivered at 0 and 8 weeks and MVA delivered at 16 and 24 weeks (DDMM regimen). The low dose consisted of 0.3 mg of DNA and 1x107 TCID50 of MVA. Once safety had been demonstrated for the low dose in 10 participants, the full dose (3 mg of DNA and 1x108 TCID50 of MVA) was administered to 30 participants. A single dose of DNA at time 0 followed by MVA at weeks 8 and 24 (DMM regimen) and three doses of MVA at weeks 0, 8 and 24 (MMM regimen) were also tested in 30 participants each. Participants were followed for 12 months for safety and immune responses.

Data from the HVTN 065 trial again documented the safety of the vaccine products but also showed that the DDMM and MMM regimens induced different patterns of immune responses. The full dose DDMM regimen induced higher response rates for CD4+ T cell (77%) and CD8+ T cells (42%) compared to the MMM regimen (43% CD4+ and 17% CD8+ response rates). In contrast, the highest response rates and titers of antibodies to the HIV-1 Env protein were induced in the group that received only the MVA using the MMM regimen. Antibody response rates were documented to be higher for the MMM group using three different assays designed to measure total binding antibody levels for the immunodominant gp41 portion of the Env protein (27% for DDMM and 75% for MMM), binding of antibodies to the form of Env in the vaccines, designated ADA gp140, (81% for DDMM and 86% for MMM) and neutralizing antibodies (7% for DDMM and 30% for MMM). The 1/10th dose DDMM regimen induced overall similar T cell responses but reduced antibody responses while the response rates were intermediate in the DMM group.

Preventative Vaccine — Phase 2 Human Clinical Trials

Based on the safety and the immunogenicity results in the HVTN 045 and HVTN 065 trials, the use of two full dose DNA priming immunizations followed by two full dose MVA booster immunizations was selected for testing by the HVTN in a Phase 2a trial (designated HVTN 205) which commenced patient enrollment in February 2008. While more than 80 experimental HIV-1 vaccines have been completed by the HVTN in Phase 1 trials, only five products (including the GeoVax products) have progressed to Phase 2 trials since 1992. The Phase 2a trial is designed to produce a larger database of safety and immunogenicity data in low risk individuals before proceeding to a Phase 2b trial in high risk individuals.

The HVTN 205 trial was originally designed to test only the DDMM regimen (two DNA primes followed by two MVA boosts) but it is currently being amended to include testing the MVA priming and boosting regimen (MMM) using an additional 75 participants. The addition of an amendment to add the MMM arm was triggered by two factors (i) the success of the US Military-Thailand Phase 3 trial, the first successful HIV-1 vaccine efficacy trial, which was completed with a vaccine component that did not elicit high T cell responses and (ii) recent data from our ongoing studies in rhesus macaques showing that the MMM vaccine protected as well as the more complex DDMM regimen against infection by repeated challenge using the rectal route. We expect the Phase 2a trial, parts A and B to require another 18 to 24 months to complete.

Assuming the vaccine safety and immunogenicity profiles remain promising, the next stage will be a Phase 2b proof of concept trial in high risk individuals. GeoVax is currently manufacturing vaccine material for this trial so that progression through the development path can proceed smoothly.

Therapeutic Vaccine — Phase 1 Human Clinical Trials

To help serve those people who are already infected with HIV-1, the Company is testing its vaccine for the ability to supplement, or even supplant, the need for antiretroviral therapeutic (ART) drugs in HIV-1-infected individuals. ART drugs, which are taken for life by individuals once infected with HIV-1, have side effects and are expensive, costing on average $18,000 per year. Thus the need for improved therapies is well known.

In July 2008, we reported summary data from three pilot studies on therapeutic vaccination in simian immunodeficiency virus (SIV) infected non-human primates; the vaccine used was specific for SIV but with the design features of our HIV/AIDS vaccine. In these pilot studies, conducted at Emory, the immune systems of a subset of the infected and then vaccinated animals were able to control the infection with 100 to 1000 times reductions in viral levels post the cessation of drugs. Based on these results, in late February, 2010 we filed an Investigational New Drug application (IND) with the FDA to support Phase 1 clinical testing in HIV-1 infected individuals. Following receipt of the IND, the FDA has 30 days to respond. If there are no concerns raised, the Company can begin the trial. This initial trial will be conducted in Atlanta and enroll individuals who began successful ART within the first year of HIV-1 infection. The goal of this trial is to document the safety and immunogenicity of the vaccine using the DDMM regimen in patients with well-controlled infections. We expect this trial may take 24-36 months to complete.

Preclinical preventative studies using Granulocyte/Monocyte-Colony Stimulating Factor (GM-CSF)

GeoVax’s research pipeline includes the use of adjuvants (agents that improve vaccine efficacy) with its DNA/MVA vaccine. One of these, GM-CSF, is a protein produced as a normal function of immune responses. GM-CSF has been used with success in non-human primate experiments wherein the rate for preventing infection by a total of twelve moderate dose challenges through the rectal site was increased. Specifically, using the DDMM regimen and a DNA vaccine co-expressing GM-CSF resulted in an increased protection rate from approximately 25% to 70%.

Support from the Federal Government

All of our Phase 1 human clinical trials to date, and our ongoing Phase 2a trial, have been conducted by, and at the expense of, the HVTN, a division of the National Institutes of Health-National Institute of Allergy & Infectious Disease (NIH-NIAID). Our responsibility for these trials has been to provide sufficient supplies of vaccine materials and technical expertise when necessary.

In September 2007, we were the recipient of a $15.0 million Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) Grant to support our HIV/AIDS vaccine program, which was subsequently amended such that the total award now totals approximately $18.3 million. This grant was awarded by the NIH-NIAID. The project period for the grant is over the five-year period that commenced October 2007. The grant is subject to annual renewal with the latest grant award covering the period from September 2009 through August 2010. Only meritorious HIV/AIDS prevention vaccine candidates are considered to receive an IPCAVD award. Candidate companies are highly scrutinized and must supply substantial positive AIDS vaccine data to support their application. IPCAVD grants are awarded on a competitive basis and are designed to support later stage vaccine research, development and human trials. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production, including the GM-CSF adjuvant program discussed above.

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

The steps required before a pharmaceutical agent may be marketed in the United States include:

•	pre-clinical laboratory tests, in vivo pre-clinical studies and formulation studies;

•	the submission to the FDA of an IND application for human clinical testing which must become effective before human clinical trials can commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	the submission of a New Drug Application to the FDA; and

•	FDA approval of the New Drug Application prior to any commercial sale or shipment of the product.

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

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the product into healthy human subjects, the vaccine is tested for safety (adverse side effects) and dosage tolerance. Phase 2 is the proof of principal stage and involves studies in a limited patient population to determine the utility of the product for inducing the desired effect for specific, targeted indications, and to determine dosage tolerance and optimal dosage and identify possible adverse side effects and safety risks. When there is evidence that the product may be effective and has an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to further evaluate clinical efficacy and to test for safety within an expanded patient population at geographically dispersed multi-center clinical study sites. The manufacturer or the FDA may suspend clinical trials at any time if either believes that the individuals participating in the trials are being exposed to unacceptable health risks.

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

Competition

There currently is no FDA licensed and commercialized HIV/AIDS vaccine or competitive vaccine available in the world market.

There are several small and large biopharmaceutical companies pursuing HIV/AIDS vaccine research and development, including Merck, Novartis, Wyeth, Sanofi-Aventis, Glaxo-Smith Kline and the NIH Vaccine Research Center (VRC). Other HIV/AIDS vaccines are in varying stages of research, testing and clinical trials including those supported by the International AIDS Vaccine Initiative (IAVI), the European Vaccine Initiative (EuroVac), and the South African AIDS Vaccine Initiative (SAAVI), as well as others. Following the reported failure of the Merck vaccine in September 2007, the Merck vaccine program and the NIH VRC vaccine program, which both use Ad5 vectors, were placed on hold. Since then, the NIH VRC product has moved into an experimental Phase 2b trial to learn more about immune responses and AIDS control. This trial has been restricted to the roughly 50% of US citizens who do not have high levels of antibodies to the Ad5 vector used in the vaccine and to men who are circumcised.

In October 2009, the results from a Phase 3 community based trial in Thailand using a recombinant canarypox (ALVAC-HIV vcp-1521) as a prime and a bivalent form of the gp120 subunit of Env (AIDS-VAX B/E) as a protein booster vaccine were reported; protection against HIV-1 infection at the rate of 31% was reported. This level of protection was significant in a “modified intent to treat” analysis in which the seven participants in the 16,500 person trial who had become infected by the day of the first inoculation were excluded. The manufacturer of the ALVAC portion of the vaccine, Sanofi Pasteur, and the gp120 portion,

Global Solutions for Infectious Diseases, did not have additional vaccine in stock at the time of the announcement and it is currently unclear how they plan to follow up on their finding. The results of this trial are highly encouraging because they represent the first success of an AIDS vaccine in humans and demonstrate that a vaccine can prevent HIV infections.

To our knowledge none of our competitors’ products have, to date, been tested using large scale non-human primate trials using infection challenges through the rectal site and shown to induce levels of protection or duration of protection comparable to that achieved using experimental prototypes of GeoVax’s vaccines. Furthermore, many competitor vaccine development programs require vaccine compositions which are much more complicated than ours. For these reasons, we believe that it may be possible for our vaccine to compete successfully in the marketplace if licensed.

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

Intellectual Property

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are described by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, we are pursuing and will continue to pursue patent protection for our proprietary technologies developed through our collaboration between Emory, the NIH, and the CDC, or developed by us alone. Patent applications have been filed with the United States Patent and Trademark Office and in specific international markets (countries). Patent applications include provisions to cover our DNA and MVA based AIDS vaccines, their genetic inserts expressing multiple HIV protein components, composition, structure, claim of immunization against multiple subtypes of HIV, routes of administration, safety and other related factors. Patent claims filed for our vaccines include provisions for their therapeutic and prophylactic use against two diseases: HIV/AIDS and smallpox.

We are the exclusive, worldwide licensee of a number of patents and patent applications (the “Emory Technology”) owned, licensed or otherwise controlled by Emory for HIV and smallpox vaccines pursuant to a License Agreement originally entered into on August 23, 2002 and restated on June 23, 2004 (the “Emory License”). Through the Emory License we are also a non-exclusive licensee of patents owned by the NIH related to the ability of our MVA vector vaccine as a vehicle to deliver HIV virus antigens, and also to induce an immune response in humans. All of our obligations with respect to the NIH — owned patents are covered by the Emory License. Currently, there are five issued patents and five pending patent applications in the United States subject to the Emory License, as well as 26 issued patents and 19 pending patent applications in other countries. Four of the five issued patents expire in 2026. The expiration date of the fifth has not yet been determined. The Emory License expires on the expiration date of the last to expire of the patents licensed thereunder including those that are issued on patents currently pending; we will therefore not know the final termination date of the Emory License until such patents are issued. The Company may terminate the Emory License upon three months’ written notice. The Emory License also contains standard provisions allowing

Emory to terminate upon breach of contract by the Company or upon the Company’s insolvency or bankruptcy.

The Emory License, among other contractual obligations, requires payments based the following:

•	Milestone Payments. An aggregate of $3,450,000 is potentially due to Emory in the future upon the achievement of clinical development and regulatory approval milestones as defined in the agreement. To date, we have paid a nominal milestone fee upon entering Phase 2 clinical trials for our preventative HIV/AIDS vaccine.

•	Maintenance Fees. The Company has achieved the specified milestones and met its obligations with regard to the related payments, and no maintenance fees are (or will be) owed to Emory.

•	Royalties. Upon commercialization of products covered by the Emory License, we will owe royalties to Emory of between 5% and 7.5% (depending on annual sales volume) of net sales made directly by GeoVax. The agreement also requires minimum annual royalty payments of $3 million in the third year following product launch, increasing annually to $12 million in the sixth year.

•	Sublicense Royalties. In the event that we sublicense a covered product to a third party, we will owe royalties to Emory based on all payments (cash or noncash) we receive from our sublicensees. Those royalties will be 19% of all sublicensing consideration we receive prior the first commercial sale of a related product; commencing with the first commercial sale, the royalty owed to Emory will be 27.5% of all sublicensing consideration we receive.

•	Patent Reimbursements. During the term of the Emory License we are obligated to reimburse Emory for ongoing third party costs in connection with the filing, prosecution and maintenance of patent applications subject to the Emory License. The expense associated with these ongoing patent cost reimbursements to Emory amounted to $85,673, $102,141, and $243,653 for the years ended December 31, 2009, 2008 and 2007, respectively.

We may only use the Emory Technology for therapeutic or prophylactic HIV or smallpox vaccines. Emory also reserved the right to use the Emory Technology for research, educational and non-commercial clinical purposes. Due to the use of federal funds in the development of the Emory Technology, the United States Government has the irrevocable, royalty-free, paid-up right to practice and have practiced certain patents throughout the world, should it choose to exercise such rights.

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

In addition to patent protection, we also attempt to protect our proprietary products, processes and other information by relying on trade secrets and non-disclosure agreements with our employees, consultants and certain other persons who have access to such products, processes and information. Under these agreements, all inventions conceived by employees are our exclusive property. Nevertheless, there can be no assurance that these agreements will afford significant protection against misappropriation or unauthorized disclosure of our trade secrets and confidential information.

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

Research and Development

Our expenditures for research and development activities were approximately $4,069,000, $3,741,000 and $1,757,000 during the years ended December 31, 2009, 2008 and 2007, respectively. As our vaccines continue to go through the process to obtain regulatory approval, we expect our research and development costs to continue to increase significantly as even larger human trials proceed in the United States and foreign countries. We have not yet formulated any plans for marketing and sales of any vaccine candidate we may successfully develop. Compliance with environmental protection laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position to date.

Employees

As of February 28, 2010, we had fifteen full-time and part-time employees. None of our employees are covered by collective bargaining agreements and we believe that our employee relations are good.

Available Information

Our website address is www.geovax.com. We make available on this website under “Investors — SEC Reports,” free of charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). We also make available on this website under the heading “Investors — Corporate Governance” our Code of Ethics. Information contained on our website is not incorporated into this Form 10-K.

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

Our ability to generate revenue and achieve profitability depends on our ability to complete successfully the development of our product candidates, conduct preclinical tests and clinical trials, obtain the necessary regulatory approvals and manufacture and market the resulting products. We have had no product revenue to date, and there can be no assurance that we will ever generate sufficient product revenue. We have experienced operating losses since we began operations in 2001. As of December 31, 2009, we had an accumulated deficit of approximately $17.5 million. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, preclinical, clinical, manufacturing and marketing efforts expand.

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

On May 8, 2008, we entered into a common stock purchase agreement (“Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Under the Purchase Agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of up to $10.0 million from time to time over a twenty-five (25) month period. We only have the right to receive $80,000 every 4 business days under the agreement with Fusion Capital unless the market price of our stock equals or exceeds $0.11, in which case we can sell greater amounts to Fusion Capital as the market price of our common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.05. We registered a total of 35.0 million of our shares for sale to Fusion Capital, of which approximately 20.9 million remain at February 28, 2010. Our sale price of these shares to Fusion Capital will have to average at least $0.382 per share for us to receive the maximum remaining proceeds of $7.98 million. Depending on the prevailing market price of our common stock and its trading volume, we may be unable to access the full remaining amount available from Fusion Capital prior to expiration of the Purchase Agreement, unless we choose to register and sell more shares, which we have the right, but not the obligation, to do.

The extent we rely on Fusion Capital as a source of funding prior to expiration of the Purchase Agreement on July 31, 2010 will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure equity capital from other sources. Even if we were to access the full $10.0 million under the Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

The current economic downturn may adversely impact our ability to raise capital.

The recession and adverse conditions in the national and global markets may negatively affect both our ability to raise capital and our operations in the future. The volatile equity markets and adverse credit markets may make it difficult for us to raise capital or procure credit in the future to fund the growth of our business, which could have a negative impact on our business and results of operations.

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

Whether our business will be successful will be dependent, in part, upon the leadership provided by our officers, particularly our President and Chief Executive Officer and our Chief Scientific Officer. The loss of the services of these individuals may have an adverse effect on our operations.

Regulatory and legal uncertainties could result in significant costs or otherwise harm our business.

In order to manufacture and sell our products, we must comply with extensive international and domestic regulation. In order to sell our products in the United States, approval from the FDA is required. Satisfaction of regulatory requirements, including FDA requirements, typically takes many years, and if approval is obtained at all, it is dependent upon the type, complexity and novelty of the product, and requires the expenditure of substantial resources. We cannot predict whether our products will be approved by the FDA. Even if they are approved, we cannot predict the time frame for approval. Foreign regulatory requirements differ from jurisdiction to jurisdiction and may, in some cases, be more stringent or difficult to meet than FDA requirements. As with the FDA, we cannot predict if or when we may obtain these regulatory approvals. If we cannot demonstrate that our products can be used safely and successfully in a broad segment of the patient population on a long-term basis, our products would likely be denied approval by the FDA and the regulatory agencies of foreign governments.

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

In recent years, several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports on sales, marketing, pricing and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. Unless we are in full compliance with these laws, we could face enforcement action and fines and other penalties and could receive adverse publicity, all of which could harm our business.

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

We do not have experience in marketing or selling vaccines. We may be unable to establish satisfactory arrangements for marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for our products. To obtain the expertise necessary to successfully market and sell our vaccines, we will require the development of our own commercial infrastructure and/or collaborative commercial arrangements and partnerships. Our ability to make that investment and also execute our current operating plan is dependent on numerous factors, including, the performance of third party collaborators with whom we may contract. Accordingly, we may not have sufficient funds to successfully commercialize our vaccines in the United States or elsewhere.

Furthermore, our products may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Significant factors in determining whether we will be able to compete successfully include:

•	the efficacy and safety of our vaccines;

•	the time and scope of regulatory approval;

•	reimbursement coverage from insurance companies and others;

•	the price and cost-effectiveness of our products; and

•	patent protection.

We may be required to defend lawsuits or pay damages for product liability claims.

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. We carry product liability insurance and we expect to continue such policies. However, product liability claims, regardless of their merits, could exceed policy limits, divert management’s attention, and adversely affect our reputation and the demand for our products.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We lease approximately 8,400 square feet of office and laboratory space located at 1900 Lake Park Drive, Suite 380, Smyrna, Georgia under a 62 month lease agreement which began November 1, 2009.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently traded on the over-the-counter bulletin board market under the symbol “GOVX”. The following table sets forth the high and low bid prices for our common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions:

	High	Low

2009
Fourth Quarter	$0.24	$0.14
Third Quarter	0.33	0.12
Second Quarter	0.38	0.10
First Quarter	0.20	0.09
2008
Fourth Quarter	$0.20	$0.09
Third Quarter	0.20	0.13
Second Quarter	0.29	0.12
First Quarter	0.19	0.11

Holders

On February 28, 2010, there were approximately 1,300 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other institutions.

Dividends

We have not paid any dividends since our inception and do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On December 1, 2009 we issued 112,500 shares of our common stock, $0.001 par value, to Equinox One Consulting, LLC (“Equinox One”) for consulting services valued at $16,875.

For this transaction, we relied on Section 4(2) of the Securities Act of 1993 (the “Securities Act”) and Rule 506 of Regulation D under the Securities Act, as amended, to issue our securities to Equinox One. The shares were only offered to a single accredited investor who purchased for investment in a transaction that did not involve a general solicitation.

There were no other sales of unregistered securities during the period covered by this report that have not previously been reported on Form 10-Q or Form 8-K.

On May 8, 2008, we entered into a $10.0 million stock purchase agreement with Fusion Control Fund II, LLC (“Fusion”) as disclosed in our Form 8-K filed May 12, 2008. This completed the private placement, pursuant to which we may sell shares to Fusion Capital, as described in that Form 8-K and the related Form S-1 (Reg. No. 333-151491). The Form S-1 registered the sale by Fusion, in an indirect primary offering, of the shares acquired under the stock purchase agreement. We disclose information regarding the number of shares sold in a given period in the notes to our financial statements.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2009.

Performance Graph

The following line graph presentation compares cumulative total Stockholder returns of GeoVax’s Common Stock with the Russell 2000 Index and the RDG SmallCap Biotechnology Index (the “Peer Index”) for the five-year period from December 31, 2004 to December 31, 2009. The graph and table assume that $100 was invested in each of GeoVax’s common stock, the Russell 2000 Index and the Peer Index on December 31, 2004, and that all dividends were reinvested. This data was furnished by the Research Data Group. This information includes information relating to the price of the Company’s shares prior to the merger of Dauphin Technology, Inc. and GeoVax, Inc. in September 2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Geovax Labs Inc., The Russell 2000 Index
And The RDG SmallCap Blotechnology Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31,
	2004	2005	2006	2007	2008	2009
GeoVax Labs, Inc.	100.00	430.00	113.00	82.50	52.50	90.00
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
RDG Small Cap Biotechnology	100.00	93.01	105.12	92.49	60.95	76.97

Item 6.	Selected Financial Data

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

	2009	2008	2007	2006	2005

Statement of Operations Data:
Total revenues (grant income)	$3,668,195	$2,910,170	$237,004	$852,905	$670,467
Net loss	(3,284,252)	(3,728,187)	(4,241,796)	(584,166)	(1,611,086)
Basic and diluted net loss per common share	(0.00)	(0.01)	(0.01)	(0.00)	(0.01)
Balance Sheet Data:
Total assets	4,315,597	3,056,241	3,246,404	2,396,330	1,685,218
Redeemable convertible preferred stock	—	—	—	—	1,016,555
Total stockholders’ equity (deficit)	3,744,232	2,709,819	2,647,866	2,203,216	(500,583)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

GeoVax is a biotechnology company focused on developing vaccines to protect against or to treat diseases caused by Human Immunodeficiency Virus. We have exclusively licensed from Emory University vaccine technology which was developed in collaboration with the National Institutes of Health (NIH) and the Centers for Disease Control and Prevention.

Our major ongoing research and development programs are focused on the clinical development of our DNA and MVA vaccines (designed for use together in a prime-boost system) for the prevention and/or treatment of HIV/AIDS. We are developing two clinical pathways for our vaccine candidates — (i) as a preventative vaccine to prevent development of AIDS in healthy individuals who are exposed to the HIV virus, and (ii) as a therapeutic vaccine to prevent development of AIDS in those individuals who have already been infected with the HIV virus.

Our HIV vaccine candidates have successfully completed preclinical efficacy testing in non-human primates and our preventative HIV vaccine candidate has completed Phase 1 clinical testing trials in humans.

Our preventative vaccine candidate is currently in a Phase 2a clinical trial, being conducted and funded by the HIV Vaccine Trials Network (HVTN), which we expect to be completed during 2011 based on current patient enrollment rates. With regard to our therapeutic vaccine candidate, we expect to begin a Phase 1 clinical trial during early 2010, subject to FDA clearance. We expect this trial to be completed within 18-24 months from the date of first patient enrollment.

In addition to our clinical development program for our vaccine candidates, we are conducting preclinical research on the impact of adding adjuvants (immune system stimulants) to our vaccine components to investigate whether they can improve the effectiveness of our vaccine candidates. This work is being funded by the NIH through an Integrated Preclinical/Clinical AIDS Vaccine Development Grant (IPCAVD) to GeoVax. If the activities funded by the IPCAVD grant are successful, it may result in a secondary clinical program for the development of the next generation of our HIV/AIDS vaccines.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and adjusts the estimates as necessary. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2009, 2008 and 2007, our revenue consisted of grant funding received from the National Institutes of Health. Revenue from this arrangement is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

Stock-Based Compensation

We account for stock-based transactions in which the Company receives services from employees, directors or others in exchange for equity instruments based on the fair value of the award at the grant date. Compensation cost for awards of common stock is estimated based on the price of the underlying common stock on the date of issuance. Compensation cost for stock options or warrants is estimated at the grant date based on each instrument’s fair-value as calculated by the Black-Scholes- option-pricing model. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period for the award.

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $3,515,784 and total assets of $4,315,597, as compared to $2,191,180 and $3,056,241, respectively, at December 31, 2008. Working capital totaled $3,309,355 at December 31, 2009, compared to $2,455,412 at December 31, 2008.

Sources and Uses of Cash

We are a development-stage company (as defined by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, “Development Stage Entities”) and do not have any products approved for sale. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. Our primary sources of cash are from sales of our equity securities and from government grant funding.

Cash Flows from Operating Activities

Net cash used in operating activities was $1,425,150, $2,367,886, and $3,265,743 for the years ended December 31, 2009, 2008 and 2007, respectively. Generally, the differences between years are due to fluctuations in our net losses which, in turn, result from fluctuations in expenditures from our research activities, offset by net changes in our assets and liabilities.

The costs of conducting all of our human clinical trials to date have been borne by the HVTN, funded by the NIH, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. HVTN is bearing the cost of conducting our ongoing Phase 2a human clinical study, but we cannot predict the level of support we will receive from HVTN for any additional clinical studies. We do not currently anticipate any governmental support for our planned Phase 1 therapeutic vaccine trial.

Our operations are also partially supported by the Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant awarded to us in September 2007 by the NIH to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five year period which commenced October 2007, with an expected annual award of generally between $3 and $4 million per year (approximately $18.3 million in the aggregate). The most recent annual award under the grant is for the period September 1, 2009 through August 31, 2010 in the amount of $4.7 million. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization, and production for human clinical trial testing, primarily with regard to our research into vaccine adjuvants. The funding we receive pursuant to this grant is recorded as revenue at the time the related expenditures are incurred, and thus partially offsets our net losses. If the annual grant does not occur, we will experience a shortfall in anticipated cash flow and will be required to seek other funds promptly to address the shortfall. We intend to pursue additional grants from the federal government; however, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. It will, therefore, be necessary for us to look to other sources of funding in order to finance our development activities.

Cash Flows from Investing Activities

Our investing activities have consisted predominantly of capital expenditures. Capital expenditures for the years ended December 31, 2009, 2008 and 2007, were $270,246, $99,831, and $-0-, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3,020,000, $2,668,541, and $3,167,950 for the years ended December 31, 2009, 2008 and 2007, respectively. During 2009, we received $1,500,000 from the exercise of a stock purchase warrant. During 2009 and 2008, we received $1,520,000 and $406,091, respectively, from the sale of our common stock to Fusion Capital (see below), net of costs associated with the financing arrangement. The remaining cash generated by our financing activities relates to the sale of our common stock to individual accredited investors.

In May 2008, we signed a Purchase Agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”) which provides for the sale of up to $10 million of shares of our common stock. In connection with this agreement, we filed a registration statement related to the transaction with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the Purchase Agreement. The SEC declared effective the registration statement on July 1, 2008, and we now have the right until July 31, 2010 to sell our shares of common stock to Fusion Capital from time to time in amounts ranging from $80,000 to $1 million per purchase transaction, depending on certain conditions as set forth in the Purchase Agreement. Through December 31, 2009, we have received a cumulative total of $2,020,000 from Fusion Capital, leaving $7,980,000 available pursuant to the Purchase Agreement as of that date. Depending on general stock market conditions, and the prevailing price of our common stock leading up to the date upon which the Purchase Agreement ends (July 31, 2010), we may not be able to, or may be choose not to, access the full amount remaining pursuant to the Purchase Agreement. The extent to which we rely on the Purchase Agreement as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we can secure working capital from other sources.

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

We believe that our current working capital, combined with the proceeds from the IPCAVD grant awarded annually from the NIH, will be sufficient to support our planned level of operations through 2010. The extent to which we rely on the Purchase Agreement with Fusion Capital as a source of funding prior to July 31, 2010 will depend on a number of factors including the prevailing market price of our common stock and the extent to which we can secure working capital from other sources. Even if we are able to access the remainder of the full $10 million under the Purchase Agreement, we will still need additional capital in the future to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our Board of Directors has called a special meeting of stockholders, to be held on April 13, 2010, seeking stockholder approval of an increase in our authorized shares of common stock from 900,000,000 to 2,000,000,000 and a reverse stock split with a ratio of 1-for-20, 1-for-30, 1-for-40, or 1-for-50, with the timing and specific ratio of the reverse stock split to be implemented, if at all, within four months after approval, at the discretion of the Board of Directors. If the reverse stock split is implemented, our authorized shares will be proportionally reduced.

We are planning for our future financing needs, and the availability of additional authorized shares will be necessary for the success of any capital raising efforts. The primary purpose for the proposed increase in our authorized shares of common stock is to make additional shares of common stock available to enable us to raise additional capital through the sale of such common stock, as well as our other business needs.

A reverse stock split should increase the per share trading price of our common stock and will decrease the number of outstanding shares of our common stock. We believe the potential benefits of this will be, among other things, to:

•	help GeoVax to possibly qualify its common stock for listing on a major exchange such as the NASDAQ Global Market or the NASDAQ Capital Market;

•	broaden the pool of investors by attracting new investors who will not invest in shares with low prices; and

•	increase the GeoVax share price so that institutional investors who have minimum share price requirements can purchase GeoVax shares.

If these proposals are both approved, we believe our ability to raise equity capital will be enhanced. In any event, we anticipate raising additional capital during 2010, although there can be no assurance that we will be able to do so. While we believe that we will be successful in obtaining the necessary financing to fund our operations through grants, the Purchase Agreement and/or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations.

The following table represents our contractual obligations as of December 31, 2009, aggregated by type (in thousands):

	Payments Due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 years

Operating Lease Obligations(1)	$609	$115	$365	$129	$—
Emory University — License Agreement(2)	—	—	—	—	—

Total	$609	$115	$365	$129	$—

(1)	Our operating lease obligations relate to the facility lease for our 8,430 square foot facility in Smyrna, Georgia, which houses our laboratory operations and our administrative offices. The lease, which was effective November 1, 2009, expires on December 31, 2014.

(2)	Pursuant to the Emory License, we have committed to make potential future milestone and royalty payments which are contingent upon the occurrence of future events. Such events include development milestones, regulatory approvals and product sales. Because the achievement of these milestones is currently neither probable nor reasonably estimable, the contingent payments have not been included in the table above or recorded on our Consolidated Balance Sheets. The aggregate total of all potential milestone payments included in the Emory License (excluding royalties on net sales) is approximately $3.5 million.

As of December 31, 2009, except as disclosed in the table above, we had no other material firm purchase obligations or commitments for capital expenditures and no committed lines of credit or other committed funding or long-term debt. We have employment agreements with our four senior management team members and a consulting agreement with our Chairman, each of which may be terminated with 30 days advance notice.

Net Operating Loss Carryforward

At December 31, 2009, we had consolidated net operating loss carryforwards for income tax purposes of $72.2 million, which will expire in 2010 through 2029 if not utilized. Approximately $59.7 million of our net operating loss carryforwards relate to the operations of the Company (Dauphin Technology, Inc.) prior to the Merger. We also have research and development tax credits of $522,000 available to reduce income taxes, if any, which will expire in 2022 through 2028 if not utilized. The amount of net operating loss carryforwards and research tax credits available to reduce income taxes in any particular year may be limited in certain circumstances. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

Net Loss

We recorded net losses of $3,284,252, $3,728,187 and $4,241,796 for the years ended December 31, 2009, 2008 and 2007, respectively. Our operating results will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

We recorded grant revenues of $3,668,195 in 2009, $2,910,170 in 2008 and $237,004 in 2007. During 2007, we were awarded an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant by the NIH to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five year period which commenced October 2007, with an expected annual award of generally between $3 to $4 million per year (approximately $18.3 million in the aggregate). We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. The grant is subject to annual renewal, with the latest grant award covering the period from September 2009 through August 2010 in the amount of $4.7 million. As of December 31, 2009, there is approximately $4.0 million remaining from the current grant year’s award and (assuming that the remaining budgeted amounts under the grant are awarded annually to the Company) there is an additional $7.5 million available through the grant for the remainder of the original five year project period (ending August 31, 2012).

Research and Development

Our research and development expenses were $4,068,682 in 2009, $3,741,489 in 2008 and $1,757,125 in 2007. Research and development expenses can vary considerably on a period-to-period basis, depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties, and due to fluctuations in the timing of other external expenditures related to our IPCAVD grant from the NIH. Research and development expense includes stock-based compensation expense of $304,654, $494,041 and $284,113 for 2009, 2008 and 2007, respectively (see discussion below).

The increase in research and development expense during each of the periods is due primarily to increased costs associated with our vaccine manufacturing activities in preparation for the commencement of Phase 2 clinical testing, costs associated with our activities funded by our NIH grant (especially from the 2007 to the 2008 period, as the grant was awarded to us in September 2007), and higher personnel costs associated with the addition of new scientific personnel. Our recently initiated Phase 2a clinical trial is being conducted and funded by the HVTN, but we are responsible for the manufacture of vaccine product to be used in the trial. We cannot predict the level of support we may receive from HVTN or other federal agencies (or divisions thereof) for our future clinical trials. We expect that our research and development costs will continue to increase in 2010 and beyond as we progress through the human clinical trial process leading up to possible product approval by the FDA.

Since our inception, all of our research and development efforts have been focused on development of our HIV/AIDS vaccines, which we have managed and evaluated to date as a single project. Upon our receipt of the IPCAVD grant in late 2007, we began incurring additional costs directly associated with the grant. The table below summarizes our research and development expenses for each of the years in the three year period ended December 31, 2009 (in thousands). The amounts shown related to the IPCAVD grant represent all direct costs associated with the grant activities, including salaries and personnel-related expenses, supplies, consulting, contract services and travel. The remainder of our research and development expense is allocated to our general HIV/AIDS vaccine program.

R&D Project	2009	2008	2007

IPCAVD Grant — Vaccine Adjuvants	$2,772,397	$2,504,850	$215,458
DNA/MVA Vaccines — HIV/AIDS	1,296,285	1,236,639	1,541,667

Total Research and Development Expense	$4,068,682	$3,741,489	$1,757,125

Our vaccine candidates still require significant, time-consuming and costly research and development, testing and regulatory clearances. Completion of clinical development will take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The cost of the ongoing Phase 2 clinical trial for our preventative vaccine is being funded by the HVTN, but we cannot be certain whether the HVTN or any other external source will provide funding for further development. With regard to our therapeutic vaccine, we intend to fund the cost of a Phase 1 clinical trial (estimated at approximately $700,000 over 18 to 24 months); we will seek government or third party support for future clinical trials, but there can be no assurance that we will be successful. The duration and the cost of future clinical trials may vary significantly over the life of the project as a result of differences arising during development of the clinical trial protocols, including, among others, the following:

•	the number of patients that ultimately participate in the trial;

•	the duration of patient follow-up that seems appropriate in view of the results;

•	the number of clinical sites included in the trials; and

•	the length of time required to enroll suitable patient subjects.

Due to the uncertainty regarding the timing and regulatory approval of clinical trials and preclinical studies, our future expenditures are likely to be highly volatile in future periods depending on the outcomes. From time to time, we will make determinations as to how much funding to direct to these programs in response to their scientific, clinical and regulatory success, anticipated market opportunity and the availability of capital to fund our programs.

In developing our product candidates, we are subject to a number of risks that are inherent in the development of products based on innovative technologies. For example, it is possible that our vaccines may be ineffective or toxic, or will otherwise fail to receive the necessary regulatory clearances, causing us to delay, extend or terminate our product development efforts. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase which, in turn, could have a material adverse effect on our results of operations and cash flows. Because of the uncertainties of clinical trials, estimating the completion dates or cost to complete our research and development programs is highly speculative and subjective. As a result of these factors, we are unable to accurately estimate the nature, timing and future costs necessary to complete the development of our product candidates. In addition, we are unable to reasonably estimate the period when material net cash inflows could commence from the sale, licensing or commercialization of such product candidates, if ever.

General and Administrative Expense

Our general and administrative expenses were $2,914,845 in 2009, $2,970,068 in 2008 and $2,784,182 in 2007. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $994,011, $1,525,008 and $1,234,380 for 2009, 2008 and 2007, respectively (see discussion below). We expect that general and administrative expenses may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded total stock-based compensation expense of $1,298,665, $2,019,049 and $1,518,496 during the years ended December 31, 2009, 2008 and 2007, respectively, which was allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to common stock and stock purchase warrants issued to consultants. For the three years ended December 31, 2009, stock-based compensation expense was allocated as follows:

	2009	2008	2007

General and administrative expense	$994,011	$1,525,008	$1,234,383
Research and development expense	304,654	494,041	284,113

Total stock option expense	$1,298,665	$2,019,049	$1,518,496

Other Income

Interest income was $31,080 in 2009, $73,200 in 2008 and $62,507 in 2007. The variances between years are primarily attributable to the cash available for investment and to interest rate fluctuations.

Impact of Inflation

For the three year period ending December 31, 2009, we do not believe that inflation and changing prices had a material impact on our operations or on our financial results.

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

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2009 and 2008, and for each of the three years ended December 31, 2009, 2008 and 2007 , and from inception through December 31, 2009, together with the independent registered public accounting firms’ reports thereon, are set forth on pages F-1 to F-20 of this Annual Report on Form 10-K.

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

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established in Internal

Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Porter Keadle Moore, LLP, our independent registered public accounting firm, as stated in their report which appears below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors
GeoVax Labs, Inc.
Atlanta, Georgia

We have audited GeoVax Labs, Inc. and subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GeoVax Labs, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GeoVax Labs, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GeoVax Labs, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and our report dated February 22, 2010, expressed an unqualified opinion on those consolidated financial statements.

/S/ PORTER KEADLE MOORE LLP

Atlanta, Georgia
February 22, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Current Position

Donald G. Hildebrand	69	Chairman of the Board of Directors
Dean G. Kollintzas*	36	Director
Robert T. McNally, Ph.D.	62	President and Chief Executive Officer, Director
Mark J. Newman, Ph.D.	55	Vice President, Research and Development
Mark W. Reynolds, CPA	48	Chief Financial Officer and Corporate Secretary
Harriet L. Robinson, Ph.D.	72	Chief Scientific Officer, Director
John N. Spencer, Jr.*	69	Director
Peter M. Tsolinas*	73	Director

*	Member of the Audit Committee and the Compensation Committee of the Board of Directors.

Donald G. Hildebrand.  Mr. Hildebrand joined the Board of Directors as Chairman and became our President and Chief Executive Officer upon consummation of the merger with GeoVax, Inc. in September 2006. Effective April 1, 2008, upon the appointment of Dr. Robert McNally as our President and Chief Executive Officer, Mr. Hildebrand executed a consulting agreement with the Company and remained as Chairman of the Board. Mr. Hildebrand is a founder of GeoVax, Inc., our wholly-owned subsidiary, and served as its President and Chief Executive Officer and as a member of its Board of Directors from its inception in 2001 to April 2008. Prior to founding GeoVax, Mr. Hildebrand was North American President and Chief Executive Officer of Rhone Merieux, Inc., a subsidiary of Rhone Merieux, S.A., a world leader in the biopharmaceutical and animal health industries. In 1997, Mr. Hildebrand also became Global Vice President of Merial Limited, a position that he held until retiring in 2000. Mr. Hildebrand received his BS in microbiology from the University of Wisconsin. The Board has concluded that Mr. Hildebrand should serve on its Board of Directors by virtue of his prior experience in the vaccine industry and his intimate knowledge of the Company’s history and technology resulting from his prior service as its President and Chief Executive Officer.

Dean G. Kollintzas.  Mr. Kollintzas joined the Board of Directors upon consummation of the merger with GeoVax, Inc. in September 2006. Since 2001 Mr. Kollintzas has been an Intellectual Property Attorney specializing in biotechnology and pharmaceutical licensing, FDA regulation, and corporate/international transactions. Mr. Kollintzas received a Microbiology degree from the University of Illinois and a J.D. from Franklin Pierce Law Center. He is a member of the Wisconsin and American Bar Associations. Since 2004, Mr. Kollintzas has owned and operated a restaurant in Joliet, Illinois called The Metro Grill. The Board has concluded that Mr. Kollintzas should serve on its Board of Directors by virtue of his experience with intellectual property matters, biotechnology and pharmaceutical licensing, and FDA regulation.

Robert T. McNally, Ph.D.  Dr. McNally joined the Board of Directors in December 2006 and was appointed as our President and Chief Executive Officer effective April 1, 2008. From 2000 to March 2008, Dr. McNally served as Chief Executive Officer of Cell Dynamics LLC, a cGMP laboratory services company. Previously, Dr. McNally was Senior Vice President of Clinical Research for CryoLife, Inc., a pioneering company in transplantable human tissues. Dr. McNally is a Fellow of the American Institute for Medical and Biological Engineering, serves on the advisory boards of the Petit Institute for Bioengineering and Dupree College of Management at the Georgia Institute of Technology, and is a past Chairman of Georgia Bio, a trade association. Dr. McNally graduated with a Ph.D. in Biomedical Engineering from the University of Pennsylvania. The Board has concluded that Dr. McNally should serve on its Board of Directors by virtue of his prior business and scientific experience, including as Chief Executive Officer of Cell Dynamics, LLC and as President of Clinical Research for CryoLife, Inc., and due to his intimate involvement with the Company’s ongoing operations as its President and Chief Executive Officer.

Mark J. Newman, Ph.D.  Dr. Newman joined the Company as Vice President, Research and Development in January 2010. Prior to joining GeoVax, Dr. Newman served in similar positions at PaxVax, Inc. (from March 2009 to December 2009), Pharmexa A/S (from January 2006 to December 2008), and Epimmune, Inc. (from February 1999 to December 2005). He has also served in senior scientific management roles at Vaxcel, Inc., Apollon, Inc. and Cambridge Biotech Corp. Dr. Newman’s experience includes directing research, preclinical development and early stage clinical testing of protein, peptide, plasmid DNA and viral vectored vaccines and multiple vaccine adjuvants. He has co-authored more than 100 scientific papers, reviews and book chapters during his professional career, and is a named co-inventor on six issued US patents and one European patent, all related to vaccine technologies. He has also been awarded multiple USA government and foundation grants and contracts to support research and early stage clinical development in the field of vaccines. Dr. Newman is a graduate of the Ohio State University (B.Sc. and M.Sc.) and received his Ph.D. in Immunology from the John Curtin School of Medical Research, the Australian National University. He completed four years of post-doctoral training at Cornell University and the National Cancer Institute, National Institutes of Health and served as a full time member of the Louisiana State University faculty prior to joining the Biotech industry.

Mark W. Reynolds, CPA.  Mr. Reynolds joined the Company on a part-time basis in October 2006 as Chief Financial Officer and Corporate Secretary, becoming a full-time employee in January 2010. From 2003 to 2006, before being named Chief Financial Officer of GeoVax Labs, Inc., Mr. Reynolds provided financial and accounting services to GeoVax, Inc. as an independent contractor. From 2004 to 2008, Mr. Reynolds served as Chief Financial Officer for HealthWatchSystems, Inc. a privately-held company in the consumer healthcare industry. From 2004 to 2006 he served as Chief Financial Officer for Duska Therapeutics, Inc., a publicly-held biotechnology company. From 1988 to 2002 Mr. Reynolds was first Controller and later Chief Financial Officer and Corporate Secretary for CytRx Corporation, a publicly-held biopharmaceutical company. Mr. Reynolds began his career as an auditor with Arthur Andersen & Co. from 1985 to 1988. He is a certified public accountant and earned a Masters of Accountancy degree from the University of Georgia.

Harriet L. Robinson, Ph.D.  Dr. Robinson joined the Company as Senior Vice President, Research and Development on a part-time basis in November 2007 and on a full-time basis in February 2008, and was elected to the Board of Directors in June 2008. She is a co-founder of GeoVax, Inc. and has served as Chief of its Scientific Advisory Board since formation of the company in 2001. From 1999 to February 2008, Dr. Robinson served as the Asa Griggs Candler Professor of Microbiology and Immunology at Emory University in Atlanta, Georgia, and from 1998 to February 2008 as Chief, Division of Microbiology and Immunology, Yerkes National Primate Center and Professor at the Emory University School of Medicine. She was Professor, Dept. of Microbiology & Immunology at the University of Massachusetts Medical Center from 1988 to 1997 and Staff, then Senior, then Principal Scientist at the University of Massachusetts Worcester Foundation for Experimental Biology from 1977 to 1987. She was also a National Science Foundation Postdoctoral Fellow at the Virus Laboratory, University of California, Berkeley, in Berkeley, California from 1965 to 1967. Dr. Robinson has a B.A. degree from Swarthmore College and M.S. and Ph.D. degrees from the Massachusetts Institute of Technology. The Board has concluded that Dr. Robinson should serve on its Board of Directors by virtue of her extensive knowledge of the Company’s technology as its scientific founder.

John N. (Jack) Spencer, Jr., CPA.  Mr. Spencer joined the Board of Directors upon consummation of the merger with GeoVax, Inc. in September 2006. Mr. Spencer is a certified public accountant and was a partner of Ernst & Young where he spent more than 38 years until he retired in 2000. Mr. Spencer also serves as a director of a privately held medical technology company where he is also chair of the audit committee. He also serves as a consultant to various companies primarily relating to financial accounting and reporting matters. Mr. Spencer received a BS degree from Syracuse University, and he earned an MBA degree from

Babson College. He also attended the Harvard Business School Advanced Management Program. The Board has concluded that Mr. Spencer should serve on its Board of Directors by virtue of his experience at Ernst & Young where he was the partner in charge of the Firm’s life sciences practice for the Southeastern USA, and his clients included a large number of publicly owned and privately held medical technology companies, together with his continuing expertise as a director of, and a consultant to, other publicly owned and privately held companies.

Peter M. Tsolinas.  Mr. Tsolinas joined the Board of Directors in August 2008. In 1981 Mr. Tsolinas founded TMA Group Development Corp., a Chicago based real estate, architectural and development firm, and he currently serves as its Chairman and CEO, a position he has held since its formation. Mr. Tsolinas has a varied year career of more than 45 years as an architect and real estate developer. Mr. Tsolinas attended the University of Illinois where he received a Bachelor of Architecture degree. The Board has concluded that Mr. Tsolinas should serve on its Board of Directors by virtue of his general business experience, as the founder of a Company which has been in business since 1981, and his knowledge of the Company’s shareholder base.

Audit Committee

Our Board of Directors has a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is comprised of Mr. Spencer (Chairman), Mr. Kollintzas, and Mr. Tsolinas. Our Board of Directors has determined that Mr. Spencer qualifies as an “audit committee financial expert” as defined by the SEC’s rules, and that Mr. Spencer is independent in accordance with the criteria of independence set forth in Section 301(3)(B) of the Sarbanes-Oxley Act of 2002, and that Mr. Spencer qualifies as an “audit committee financial expert” as defined by the SEC’s rules. The Audit Committee has adopted a charter, a copy of which is available on our website at www.geovax.com. The Audit Committee held five meetings during 2009 and took action by unanimous written consent on one other occasion.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2009, Mr. Kollintzas, Mr. Spencer and Mr. Tsolinas served on the Compensation Committee. None of these individuals were officers or employees of the Company or any of its subsidiaries during the fiscal year ended December 31, 2009, nor at any time prior thereto. During the fiscal year ended December 31, 2009, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K, and none of the Company’s executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Board of Directors or Compensation Committee.

Code of Ethics

We have adopted a Code of Ethics in compliance with the applicable rules of the SEC that applies to our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. A copy of this policy is available on our website at www.geovax.com under the heading “Investors — Corporate Governance” and is also available free of charge upon written request to the attention of our Corporate Secretary by regular mail, e-mail to mreynolds@geovax.com, or facsimile at (678) 384-7281. We intend to disclose any amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in applicable rules of the SEC. Such disclosures will be made on our website at www.geovax.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, as well as certain affiliates of those persons, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports we received and written representations that no other reports were required to be filed for those persons, we believe that, during the fiscal year ended December 31, 2009, all of our executive officers, directors and owners of more than 10% of our common stock filed all reports required by Section 16(a) on a timely basis, except that:

•	Emory University did not timely file a Form 4 to report sales of our common stock on the open market on each of September 25, 2009 (to report the sale of 880,000 shares of our common stock), September 28, 2009 (to report the sale of 220,000 shares of our common stock), September 29, 2009 (to report the sale of 360,000 shares of our common stock) and September 30, 2009 (to report the sale of 175,000 shares of our common stock). Emory University filed a Form 4 with the SEC to report these transactions on October 8, 2009.

•	Each of Dr. McNally, Mr. Reynolds, Dr. Robinson, Mr. Kollintzas, Mr. Spencer and Mr. Tsolinas did not timely file a Form 4 to report the grant of an option to purchase 500,000 shares of our common stock awarded to each on December 2, 2009. Each of these individuals filed a Form 4 with the SEC to report his or her respective transaction on December 7, 2009.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In the paragraphs that follow the Compensation Committee provides an overview and analysis of our compensation program and policies, the material compensation decisions made under those programs and policies with respect to our executive officers, and the material factors considered in making those decisions.

The Compensation Committee reviews, analyzes and approves the compensation of our senior executive officers, including the “Named Executive Officers” listed in the tables that follow this Compensation Discussion and Analysis. The Named Executive Officers for 2009 include our chief executive officer, our chief financial officer, and the two other individuals who served as executive officers during 2009 and whose total compensation for 2009 exceeded $100,000, calculated in accordance with the rules and regulations of the SEC. Our Named Executive Officers for 2009 are:

•	Robert McNally, President and Chief Executive Officer

•	Mark Reynolds, Chief Financial Officer

•	Harriet Robinson, Chief Scientific Officer

•	Andrew Kandalepas, our former Senior Vice-President

The tables that follow this Compensation Discussion and Analysis contain specific data about the compensation earned or paid in 2009 to the Named Executive Officers. The discussion below is intended to help you understand the detailed information provided in the compensation tables and put that information into the context of our overall compensation program.

Objectives of Our Compensation Program

In general, we operate in a marketplace where competition for talented executives is significant. The biopharmaceutical industry is highly competitive and includes companies with far greater resources than ours. We are engaged in the long-term development of drug candidates, without the benefit of significant current revenues, and therefore our operations involve a high degree of risk and uncertainty. This level of risk and uncertainty may make it difficult to retain talented executives. Nevertheless, continuity of personnel across multi-disciplinary functions is critical to the success of our business. Furthermore, since we have relatively few employees, each must perform a broad scope of functions, and there is very little redundancy in skills.

The objectives of our compensation program for our executive officers and other employees are to provide competitive cash compensation, health, and retirement benefits as well as long-term equity incentives that offer significant reward potential for the risks assumed and for each individual’s contribution to our long-term performance. Although the Compensation Committee seeks to pay salaries and bonuses sufficient to hire and retain talented individuals, the Compensation Committee also believes, based on its subjective perception of their skills, that many of its employees could earn somewhat higher cash compensation at other companies, and seeks to address this concern by making stock option grants at a somewhat higher level than it would if the salaries and bonuses were higher. Individual performance is measured subjectively taking into account company and individual progress toward overall corporate goals, as well as each individual’s skills, experience, and responsibilities, together with corporate and individual progress in the areas of , scientific innovation, regulatory compliance, business development, employee development, and other values designed to build a culture of high performance. No particular weight is assigned to these measures, and the Compensation Committee is of the view that much of the Company’s progress results from team effort. These policies and practices are based on the principle that total compensation should serve to attract and retain those executives and employees critical to our overall success and are designed to reward executives for their contributions toward business performance that enhances stockholder value.

Role of the Compensation Committee

Our Compensation Committee assists our Board in discharging its responsibilities relating to compensation of our executive officers. As such, the Compensation Committee has responsibility over certain matters relating to the fair and competitive compensation of our executives, employees and directors (only non-employee directors are compensated as directors) as well as matters relating to equity-based benefit plans. Each of the members of our Compensation Committee is independent in accordance with the criteria of independence set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules. We believe that their independence from management allows the Compensation Committee members to provide unbiased consideration of various elements that could be included in an executive compensation program and apply independent judgment about which elements and designs best achieve our compensation objectives. Pursuant to its charter, the Compensation Committee is charged specifically with reviewing and determining annually the compensation of our Chief Executive Officer, approving special bonus payments and perquisites paid to and other special compensation or benefit arrangements with executive officers, and approving (subject to Board approval) recommendations by the Chief Executive Officer with respect to grants under our stock option plan and any other equity-based plan we might adopt in the future. Subject to Board approval, the Compensation Committee also sets salaries and determines bonuses, sometimes referred to as cash incentive awards, for the Company’s employees. It gives due consideration to the Chief Executive Officer’s recommendations and may change them prior to recommending them to Board. The Compensation Committee has not exercised the authority granted to it by its charter to approve a pool of options and other discretionary awards to be used by the Chief Executive Officer.

Elements of Compensation

To achieve the objectives described above, the three primary compensation elements used for executive officers are base salary, cash bonus, and stock option awards. We believe that these three elements are the most effective combination in motivating and retaining our executive officers at this stage in our development. The Compensation Committee has not utilized other companies for benchmarking purposes because it believes that those businesses which would be most comparable to GeoVax are either privately held or divisions of very large medical products companies.

Base Salary.

Our philosophy is to maintain executive base salary at a competitive level sufficient to recruit and retain individuals possessing the skills and capabilities necessary to achieve our goals over the long term. Base salaries provide our executive officers with a degree of financial certainty and stability and also reward individual achievements and contributions.

Cash Bonus.

Annual cash incentive awards motivate our executives to contribute toward the achievement of corporate goals and objectives. Generally, every staff member is eligible to earn an annual cash incentive award, promoting alignment and pay-for-performance at all levels of the organization. The Company does not have a formalized cash incentive award plan, and awards are based on the subjective recommendation of the President and Chief Executive Officer (except as to the Chief Executive Officer’s cash bonus) and on the Committee’s subjective judgment.

Stock Option Awards.

Stock option awards are a fundamental element in our executive compensation program because they emphasize our long-term performance, as measured by creation of stockholder value, and align the interests of our stockholders and management. In addition, the Compensation Committee believes they are crucial to a competitive compensation program for executive officers, and they act as a powerful retention tool. In our current pre-commercial state, we view the Company as still facing a significant level of risk, but with the potential for a high reward over a period of time, and therefore we believe that stock incentive awards are appropriate for executive officers. These awards are provided through initial grants at or near the date of hire and through subsequent periodic grants. The initial grant is typically larger than subsequent, periodic grants and is intended to motivate the officer to make the kind of decisions and implement strategies and programs that will contribute to an increase in our stock price over time. Periodic additional stock option awards may be granted to reflect the executives’ ongoing contributions to the Company, to create an incentive to remain at the Company, and to provide a long-term incentive to achieve or exceed our corporate goals and objectives. The Company does not have a formula for determining stock option awards; and awards are generally based on the subjective recommendation of the President and Chief Executive Officer and on the Committee’s subjective judgment. The Committee does not typically give much weight to the overall levels of stock and stock options owned by the Company’s executive officers and directors.

Accounting and Tax Considerations

The accounting and tax treatment of compensation generally has not been a factor in determining the amounts of compensation for the Company’s executive officers.

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits tax deductions of public companies on compensation paid to certain executive officers in excess of $1 million. The Compensation Committee considers the impact of Section 162(m) on its compensation decisions, but has no formal policy to structure executive compensation so that it complies with the requirements of Section 162(m) due to the overall level of compensation paid. In general, stock options granted under the Company’s 2006 Equity Incentive Plan (the “Plan”) are intended to qualify under and comply with the “performance based compensation” exemption provided under Section 162(m) thus excluding from the Section 162(m) compensation limitation any income recognized by executives at the time of exercise of such stock options.

Accounting principles generally accepted in the United States require us to recognize an expense for the fair value of equity-based compensation awards. The Compensation Committee is informed of the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans, but has no formal policy to structure executive compensation to align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives. The Compensation Committee has considered the impact of cash payments to its employees as compared to the costs it recognizes on an accrual basis when stock options are granted.

Setting Executive Compensation

Historically, we have not used a quantitative method or mathematical formulas in setting any element of executive compensation. We use discretion, guided in large part by the concept of pay for performance, and we consider all elements of an executive’s compensation package when setting each portion of compensation. There is no pre-established policy or target for the allocation between cash and equity incentive compensation, although the Committee believes its stock option grants are at a level that permits it to retain talented personnel at somewhat lower levels of cash compensation than these individuals might otherwise receive. Year to year changes in base salary have usually been relatively modest, and executive officer base salaries are within a relatively narrow range. The Compensation Committee does consider relative levels of compensation among its various executive officers. Our annual cash bonuses have generally been modest. When made at all, the individual cash incentive awards have ranged from $10,000 to $15,000 over the last three years. Bonuses have usually been paid to all named executive officers when they were paid at all. We may choose other compensation approaches if circumstances warrant.

When determining compensation for a new executive officer, and when annually reviewing the compensation for our executive officers, factors taken into consideration are the individual’s skills, knowledge and experience, the individual’s past and potential future impact on our short-term and long-term success, their recent compensation levels in other positions, and any present and expected compensation information obtained from other prospective candidates interviewed during the recruitment process. In setting our executive compensation for 2009, no specific benchmarking activities were undertaken. We will generally make a grant of stock options when an executive officer joins us. Options are granted at no less than 100% of the fair market value on the date of grant. In determining the size of an initial stock option grant to an executive officer, we primarily consider company performance and the individual’s scope of responsibility. For periodic grants, we also consider the Company’s and the individual’s continuing performance and the recommendations of the Chief Executive Officer, all on a subjective basis. Since the stock option grant is meant to be a retention tool, we also consider the importance to stockholders of that person’s continued service. Stock option grants to executives generally vest over a period of three years.

The Compensation Committee annually reviews and determines the compensation for our Chief Executive Officer. Each year recommendations for the compensation for other executive officers (other than himself) are prepared by the Chief Executive Officer and are reviewed with the Committee and modified by it where appropriate.

In order to assess the performance of a full calendar year, annual cash bonus and stock option awards are generally determined in December of each year. We do not currently have any program, plan or practice in place to time stock option grants to our executives or other employees in coordination with the release of material non-public information.

As part of our executive compensation review conducted annually in December, we review a tally sheet prepared by the President and Chief Executive Officer setting forth all components of total compensation to our Named Executive Officers and all other employees. The tally sheet includes current and proposed base salary, proposed annual cash incentive awards and historical as well as proposed stock option awards. Post-termination pay under employment agreements to which our executive officers are party is not considered to be material at the present time. These tools are employed by the Committee both in reviewing individual compensation awards and as a useful check on total compensation. These tools also show the effect of compensation decisions made over time on the total annual compensation to a Named Executive Officer and allow the Committee to review historical amounts for comparative purposes.

Risk Assessment

We considered whether our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on GeoVax and concluded that they do not. See “— Risk Assessment” below for further details and for additional information.

2009 Executive Compensation

In December 2008, using its subjective judgment as to the overall progress of the Company, skills, experience, responsibilities, achievements and historical compensation of each of the Named Executive Officers, the Committee established their salaries for 2009. At that time, Dr. McNally recommended that none of the Named Executive Officers receive a cash bonus for 2008 or salary increases for 2009, except that Mr. Reynolds should receive a salary increase in proportion to his increased time commitment to business of the Company. Dr. McNally made this recommendation, and the Committee accepted it, partially in the interest of preserving the Company’s overall cash flows to the extent reasonably possible. Stock option grants were made at that time. The amount of compensation earned by each of the Named Executive Officers during fiscal 2009, 2008 and 2007 is shown in the Summary Compensation Table below.

In December 2009, the Committee considered 2009 stock option grants and cash incentive awards as well as base salaries for 2010. We considered the same factors, the overall progress of the Company, the skills, experience, responsibilities, achievements and historical compensation of each of the Named Executive Officers, in determining the award of cash bonuses and stock option grants for 2009 and salary levels for 2010. In its deliberations on executive compensation at its meeting in December 2009, the Committee considered the fact that, during the preceding year (at its meeting in December 2008) the Committee had accepted the recommendation from Dr. McNally that none of the Named Executive Officers receive a cash bonus for 2008 and that no salary increases would be effective for 2009, except as related to Mr. Reynolds with respect to a proportionate increase relative to his time commitment to the business of the Company. The Committee felt that, under the circumstances, it should increase the salaries of the Company’s executive officers, and decided to increase the salaries of the Company’s executive officers. The Compensation Committee reviewed the salary increases it had approved for the other employees of the Company and determined the average of the increases was approximately 6.3%. The Committee then increased executive officer salaries by 6.3%, with the exception of Dr. McNally, who received a 10% raise. The Committee provided a higher salary to Dr. McNally because it felt the Chief Executive Officer should be the most highly compensated executive.

Robert McNally.  Dr. McNally serves as our President and Chief Executive Officer pursuant to an employment agreement executed in April, 2008. In December 2009, the Committee awarded Dr. McNally a cash bonus of $15,000 and a stock option grant for 500,000 shares at an exercise price of $0.14 per share. The Committee also increased Dr. McNally’s annual base salary from $250,000 to $275,000 (a 10% increase), effective January 1, 2010.

Mark Reynolds.  Mr. Reynolds serves as our Chief Financial Officer pursuant to an employment agreement executed in February, 2008. Pursuant to this agreement, during 2009 Mr. Reynolds provided services to the Company on a part-time basis (approximately 75%) and was paid an annualized salary of $150,000 during 2009. In December 2009, the Committee awarded Mr. Reynolds a cash bonus of $10,000 and a stock option grant for 500,000 shares at an exercise price of $0.14 per share. The Committee also increased Mr. Reynolds’ annual base salary from $150,000 to $212,600, effective January 1, 2010. The increase in Mr. Reynolds’ base salary was determined based on (a) a proportional increase of $50,000 (33.3%) based on Mr. Reynolds increased time commitment from 75% to 100%, and (b) a merit increase of $12,600 (6.3%).

Harriet Robinson.  Dr. Robinson serves as our Chief Scientific Officer pursuant to an employment agreement executed in November, 2008. In December 2009, the Committee awarded Dr. Robinson a cash bonus of $10,000 and a stock option grant for 500,000 shares at an exercise price of $0.14 per share. The Committee also increased Dr. Robinson’s annual base salary from $250,000 to $265,750 (a 6.3% increase), effective January 1, 2010.

Andrew Kandalepas.  Mr. Kandalepas served as our Senior Vice President until his resignation in July 2009. During 2009 he received an annualized base salary of $225,000 pursuant to his employment agreement. During 2009, the Committee made no decisions with regard to Mr. Kandalepas’ compensation.

Benefits Provided to Executive Officers

We provide our executive officers with certain benefits that the Compensation Committee believes are reasonable and consistent with our overall compensation program. The Compensation Committee will periodically review the levels of benefits provided to our executive officers.

Dr. McNally, Mr. Reynolds and Dr. Robinson are eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees. The amounts shown in the

Summary Compensation Table under the heading “Other Compensation” represent the value of the Company’s matching contributions to the executive officers’ 401(k) accounts. Executive officers did not receive any other perquisites or other personal benefits or property from the Company or any other source.

Employment Agreements

Robert T. McNally, Ph.D.  On March 20, 2008, GeoVax entered into an Employment Agreement with Robert T. McNally, Ph.D. to become our President and Chief Executive Officer effective April 1, 2008. The Employment Agreement has no specified term. The Employment Agreement provided for an initial annual salary of $200,000 to Dr. McNally, subject to periodic increases as determined by the Compensation Committee. The Board of Directors may also approve the payment of a discretionary bonus annually. Dr. McNally is eligible for grants of awards from the GeoVax Labs, Inc. 2006 Equity Incentive Plan and is entitled to participate in any and all benefits in effect from time-to-time for employees generally. We may terminate the Employment Agreement, with or without cause. If we terminate the Employment Agreement without cause, we will be required to give Dr. McNally at least 60 days prior notice of the termination. In the event of termination not for cause, Dr. McNally will be entitled to one week of severance pay for each full year of service as President and Chief Executive Officer ($10,577 if terminated in fiscal 2010, paid as salary continuance). Dr. McNally may terminate the Employment Agreement at any time by giving us 60 days notice. In that event, he would not receive severance.

Mark W. Reynolds.  On February 1, 2008, GeoVax entered into an amended and restated Employment Agreement with Mark W. Reynolds, our Chief Financial Officer. The Employment Agreement has no specified term. The Employment Agreement provided for an initial annual salary of $115,000 to Mr. Reynolds, which was increased to $150,000 by the Compensation Committee and the Board effective January 1, 2009, commensurate with an increased time commitment provided by Mr. Reynolds (50% to 75%). The Employment Agreement was again amended and restated effective January 1, 2010 to reflect a further adjustment for Mr. Reynolds time commitment (from 75% to 100%) together with a base salary increase to $212,600. The Board of Directors may also approve the payment of a discretionary bonus annually. Mr. Reynolds is eligible for grants of awards from the GeoVax Labs, Inc. 2006 Equity Incentive Plan and is entitled to participate in any and all benefits in effect from time-to-time for employees generally. We may terminate the Employment Agreement, with or without cause. If we terminate the Employment Agreement without cause, we will be required to give Mr. Reynolds at least 60 days prior notice of the termination. In the event of termination not for cause, Mr. Reynolds will be entitled to one week of severance pay for each full year of service as Chief Financial Officer ($16,354 if terminated in fiscal 2010, paid as salary continuance). Mr. Reynolds may terminate the Employment Agreement at any time by giving us 60 days notice. In that event, he would not receive severance.

Harriet Robinson.  On November 19, 2007, GeoVax entered into an Employment Agreement with Harriet Robinson, our Senior Vice President, Research and Development. The Employment Agreement has no specified term. The Employment Agreement provided for an initial base salary of $250,000 to Dr. Robinson, subject to periodic increases as determined by the Compensation Committee. Dr. Robinson initially worked part-time for the Company, and became a full-time employee in February 2008. The Board of Directors may also approve the payment of a discretionary bonus annually. Dr. Robinson is eligible for grants of awards from the GeoVax Labs, Inc. 2006 Equity Incentive Plan and is entitled to participate in any and all benefits in effect from time-to-time for employees generally. We may terminate the Employment Agreement, with or without cause. If we terminate the Employment Agreement without cause, we will be required to give Dr. Robinson at least 60 days prior notice of the termination. In the event of termination not for cause, Dr. Robinson will be entitled to one week of severance pay for each full year of service ($15,332 if terminated in fiscal 2010, paid as salary continuance). Dr. Robinson may terminate the Employment Agreement at any time by giving us 60 days notice. In that event, she would not receive severance.

Andrew Kandalepas.  On February 1, 2007, GeoVax entered into an Employment Agreement with Andrew Kandalepas, our Senior Vice President. The Employment Agreement has no specified term. The Employment Agreement provided for an initial annual salary of $210,000 to Mr. Kandalepas, subject to periodic increases as determined by the Compensation Committee. Mr. Kandalepas was also eligible for discretionary cash bonuses, grants of awards from the GeoVax Labs, Inc. 2006 Equity Incentive Plan and participation in any and all benefits in effect from time-to-time for employees generally. We may terminate the Employment Agreement, with or without cause. Effective June 30, 2009, Mr. Kandalepas resigned from our Board of Directors, and effective July 1, 2009, he resigned his position as Senior Vice President. We paid Mr. Kandalepas severance of $18,750.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2009, 2008 and 2007 by our Named Executive Officers.

				(1)
				Option	(2)
		Salary	Bonus	Awards	All Other	Total
Name and Principal Position	Year	($)	($)	($)	Compensation ($)	($)

Robert T. McNally	2009	$250,000	$15,000	$61,500	$3,675	$330,175
President and	2008	175,000	—	391,100	1,250	567,350
Chief Executive Officer	2007	—	—	—	—	—
	2009	150,000	10,000	61,500	94	221,594
Mark W. Reynolds	2008	120,740	—	45,500	—	166,240
Chief Financial Officer	2007	92,102	10,000	674,800	—	776,902
	2009	250,000	10,000	61,500	3,675	325,175
Harriet L. Robinson	2008	234,375	—	204,220	313	438,908
Chief Scientific Officer	2007	14,904	10,000	—	—	24,904
Andrew J. Kandalepas	2009	119,230	—	—	18,750	137,980
Former Senior Vice President	2008	225,000	—	45,500	—	270,500
(through July 1, 2009)	2007	205,288	10,000	604,800	—	820,088

(1)	Amounts shown in the “Option Awards” column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”). For a discussion of the various assumptions made and methods used for determining such amounts, see footnotes 2 and 7 to our 2009 consolidated financial statements contained in this Annual Report on Form 10-K. For 2008, the amount reported for Dr. Robinson includes $158,720, related to the extension of the exercise period of stock options granted in prior years. These stock options were originally granted with an exercise period of 5-7 years and were to expire beginning in 2009. The extensions were made to adjust the exercise period to 10 years from the original grant date, consistent with the current stock option grant policies of the Company. The extensions did not affect the vesting schedule of the grants; all were originally granted with a 3 year vesting schedule and were fully vested at the time of the extensions.

(2)	Amounts shown in the “All Other Compensation” column represent employer contributions to the Company’s 401(k) retirement plan for Dr. McNally, Mr. Reynolds and Dr. Robinson, and for Mr. Kandalepas, the amount in this column represents the severance paid to him during the year ended December 31, 2009.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth option awards. No stock awards or non-equity incentive awards were granted to the Named Executive Officers for the year ended December 31, 2009.

		All Other Option
		Awards: Number	(1) Exercise or
		of Securities	Base Price of	(2) Grant Date Fair
	Grant	Underlying Options	Option Awards	Value of Stock and
Name	Date	(#)	($/Sh)	Option Awards

Robert McNally	12/2/09	500,000	0.14	61,500
Mark Reynolds	12/2/09	500,000	0.14	61,500
Harriet Robinson	12/2/09	500,000	0.14	61,500

(1)	The exercise price for options is the closing trading price of the common stock of the Company on the grant date. The grant date is determined by the Compensation Committee. All stock option grants during 2009 will vest and become exercisable in three equal annual installments on the first three anniversary dates of the grant date.

(2)	Compensation expense is recognized for all share-based payments based on the grant date fair value estimated for financial reporting purposes. For a discussion of the various assumptions made and methods used for determining such amounts, see footnotes 2 and 7 to our 2009 consolidated financial statements contained in this Annual Report on Form 10-K.

Additional discussion regarding material factors that may be helpful in understanding the information included in the Summary Compensation Table and Grants of Plan-Based Awards table is included above under “Compensation Discussion and Analysis.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information with respect to unexercised options previously awarded to our Named Executive Officers as of December 31, 2009. There were no stock awards outstanding as of December 31, 2009.

Option Awards

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised Options	Unexercised Options		Option Exercise	Option Expiration
Name	(#) Exercisable	(#) Unexercisable		Price ($)	Date

Robert McNally	—	500,000	(1)	0.14	12/2/19
	166,667	333,333	(2)	0.11	12/11/18
	800,000	1,600,000	(3)	0.17	6/17/18
	333,333	166,667	(4)	0.161	12/5/17
	1,320,000	—		0.355	3/14/17
Mark Reynolds	—	500,000	(1)	0.14	12/2/19
	166,667	333,333	(2)	0.11	12/11/18
	333,333	166,667	(4)	0.161	12/5/17
	1,800,000	—		0.355	3/14/17
Harriet Robinson	—	500,000	(1)	0.14	12/2/19
	166,667	333,333	(2)	0.11	12/11/18
	8,895,630	—		0.04	2/5/14

(1)	These stock options vest and become exercisable in three equal installments on December 2, 2010, 2011 and 2012.

(2)	These stock options vest and become exercisable in two equal installments on December 11, 2010 and 2011.

(3)	These stock options vest and become exercisable in two equal installments on June 17, 2010 and 2011.

(4)	These stock options vest and become exercisable on December 5, 2010.

Potential Payments Upon Termination or Change-in-Control

Under SEC rules, we are required to estimate and quantify the payment that would be payable at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of each Named Executive Officer, or a change-in-control of the Company or a change in the Named Executive Officer’s responsibilities, with respect to each Named Executive Officer, as if the triggering event had occurred as of the last business day of the last fiscal year.

Our 2006 Equity Incentive Plan (the “Plan”) contains provisions that could lead to an accelerated vesting of options or other awards. In the event of certain change-in-control transactions described in the Plan, (i) outstanding options or other awards under the Plan may be assumed, converted or replaced; (ii) the successor corporation may substitute equivalent options or other awards or provide substantially similar consideration to Plan participants as was provided to stockholders (after taking into account the existing provisions of the options or other awards); or (iii) the successor corporation may replace options or awards with substantially similar shares or other property.

In the event the successor corporation (if any) refuses to assume or substitute options or other awards as described (i) the vesting of any or all options or awards granted pursuant to the Plan will accelerate upon the change-in-control transaction, and (ii) any or all options granted pursuant to the Plan will become exercisable in full prior to the consummation of the change-in-control transaction at such time and on such conditions as the Compensation Committee determines. If the options are not exercised prior to the consummation of the change-in-control transaction, they shall terminate at such time as determined by the Compensation Committee. Subject to any greater rights granted to Plan participants under the Plan, in the event of the occurrence of a change-in-control transaction any outstanding options or other awards will be treated as provided in the applicable agreement or plan of merger, consolidation, dissolution, liquidation, or sale of assets.

If the Company experienced a change-in-control transaction described in the Plan on December 31, 2009, the value of accelerated options for each Named Executive Officer, based on the difference between $0.18, the closing price of our common stock on the over-the-counter bulletin board market on December 31, 2009, and, if lower, the exercise price per share of each option for which vesting would be accelerated for each Named Executive Officer, would be as follows: Dr. McNally — $62,500; Mr. Reynolds — $46,500 and Dr. Robinson — $43,333. Mr. Kandalepas resigned effective July 1, 2009 and held no outstanding options as of December 31, 2009.

Additionally, our employment agreements with each Named Executive Officer provide for payment to the officer if we terminate the officer’s employment without cause. If each Named Executive Officer was terminated without cause on December 31, 2009, the following amounts, which represent one week of pay for each full year of service to the Company, would be payable to each Named Executive Officer as salary continuance under the terms of such officer’s employment agreement: Dr. McNally — $10,577; Mr. Reynolds — $16,534 and Dr. Robinson — $15,332. Mr. Kandalepas resigned from our Board of Directors effective June 30, 2009 and resigned his position as Senior Vice President effective July 1, 2009. Mr. Kandalepas was paid severance of $18,750.

Risk Assessment

We considered whether our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on GeoVax and concluded that they do not. We do not tie compensation to specific stock prices or milestones that might encourage risk taking to increase stock prices or meet specific milestones. When we have granted cash incentive awards, they have been retrospective or in relatively modest amounts so that they do not encourage inappropriate short-term risk taking. We give consideration to subjective elements when we determine salaries, bonuses, and option grants that help us evaluate employee productivity and contribution to the welfare of GeoVax and place less emphasis on short-term metrics or milestones that might encourage undue risk taking. When we use stock options, we require them to vest over a period of years so that their increase in value will be more closely associated with the long term success of the Company.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ending December 31, 2009 by each individual who served as a director at any time during the fiscal year.

					Change
					in Pension
				Non-Equity	Value and
	Fees		(3)(4)	Incentive	Non-qualified	All
	Earned or Paid in	Stock	Option	Plan	Deferred	Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

Donald Hildebrand(1)	$30,000	$—	$—	$—	$—	$57,600	$87,600
Andrew Kandalepas(2)	—	—	—	—	—	—	—
Dean Kollintzas	14,100	—	61,500	—	—	—	75,600
Robert McNally(2)	—	—	—	—	—	—	—
Harriet Robinson(2)	—	—	—	—	—	—	—
John Spencer	28,500	—	61,500	—	—	—	90,000
Peter Tsolinas	12,400	—	61,500	—	—	—	73,900

(1)	The amount shown in the “All Other Compensation” column represents the amount paid to Mr. Hildebrand for the year ended December 31, 2009 pursuant to his consulting agreement with the Company. See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence — Consulting Agreement with Donald Hildebrand”.

(2)	Dr. McNally, Dr. Robinson, and Mr. Kandalepas, who were employees of the Company during the fiscal year ended December 31, 2009, received no compensation for their service as directors. All amounts related to their compensation as Named Executive Officers during the fiscal year ended December 31, 2009 and prior years are included in the “Summary Compensation Table”. Mr. Kandalepas resigned as a Director effective June 30, 2009 and resigned his position as Senior Vice President effective July 1, 2009.

(3)	Amounts shown in the “Option Awards” column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. For a discussion of the various assumptions made and methods used for determining such amounts, see footnotes 2 and 7 to our 2009 consolidated financial statements contained in this Annual Report on Form 10-K. On December 2, 2009, Mr. Kollintzas, Mr. Spencer, and Mr. Tsolinas were each granted options to purchase 500,000 shares of our Common Stock, with an exercise price of $0.14 per share.

(4)	The table below shows the aggregate numbers of option awards outstanding for each non-employee director as of December 31, 2009. There were no stock awards outstanding for the non-employee directors as of December 31, 2009.

Aggregate Option Awards
Outstanding
as of December 31,
2009
Name	(#)

Donald Hildebrand	17,791,260
Dean Kollintzas	2,820,000
John Spencer	2,820,000
Peter Tsolinas	1,820,000

Director Compensation Plan

In March 2007, the Board of Directors approved a recommendation from the Compensation Committee for director compensation (the “Director Compensation Plan”), which was subsequently amended in March 2008 and again in December 2009. The Director Compensation Plan applies only to non-employee directors.

Directors who are employees of the Company receive no compensation for their service as directors or as members of committees.

Cash Fees.

For 2009, each non-employee director received an annual retainer of $2,000 (paid quarterly) for service as a member of the Audit Committee and $1,250 for service as a member of the Compensation Committee. The Chairman of the Audit Committee received an annual retainer of $9,000, and the Chairman of the Compensation Committee received an annual retainer of $6,000 which retainers were also paid quarterly. Non-employee directors also received fees for each Board or Committee meeting attended as follows: $1,500 per Board meeting, $1,000 per Committee meeting chaired, and $500 per Committee meeting attended as a non-Chair member. Meetings attended telephonically were paid at lower rates ($750, $750 and $400, respectively). The non-employee Chairman of the Board received an annual retainer of $30,000 (paid quarterly) and was not entitled to additional fees for meetings attended.

Effective January 1, 2010, the fees paid to non-employee directors for attending meetings of the Board were increased to $3,000 for in person meetings and $1,500 for telephonic meetings. Also, the annual cash retainer for members (non-chairman) of the Audit Committee was increased to $5,000, and the annual cash retainer for members (non-chairman) of the Compensation Committee was increased to $3,300. No changes were made to the annual cash retainer for the chairman of the Audit Committee or the Compensation Committee, nor were any changes made to the fees paid for attending committee meetings.

Stock Option Grants.

Non-employee directors each receive an automatic grant of options to purchase 1,320,000 shares of common stock on the date that such non-employee director is first elected or appointed. We currently do not have a formula for determining annual stock option grants to directors (upon their re-election to the Board, or otherwise). Such option grants are currently determined by Board, upon recommendation by the Compensation Committee based on the Compensation Committee’s annual deliberations and review of the director compensation structure of similar companies. At its meeting in December 2009, upon a recommendation of the Compensation Committee, the Board determined an annual stock option grant of 500,000 shares to its non-employee members, with the exception of Mr. Hildebrand, who declined the stock option grant.

Expense Reimbursement.

All directors are reimbursed for expenses incurred in connection with attending meetings of the Board of Directors and committees.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with Company management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully Submitted,

COMPENSATION COMMITTEE:

John N. Spencer, Jr., Chairman
Dean G. Kollintzas
Peter M. Tsolinas

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Stockholders, Directors and Executive Officers

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 5, 2010 by (1) each director; (2) each of our named executive officers; (3) all executive officers and directors as a group; and (4) each additional person who is known by us to beneficially own more than 5% of our common stock. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of Shares
	Beneficially	Percent
Name and Address of Beneficial Owner(1)	Owned	of Class(2)

Directors and Executive Officers:
Donald G. Hildebrand(3)	72,611,260	9.1%
Dean G. Kollintzas(4)	1,820,000	*
Robert T. McNally(5)	3,237,757	*
Mark W. Reynolds(6)	2,330,000	*
Harriet L. Robinson(7)	65,068,288	8.2%
John N. Spencer, Jr.(8)	2,000,000	*
Peter M. Tsolinas(9)	35,317,057	4.5%
All executive officers and directors as a group (8 persons)(10)	182,384,362	22.3%
Andrew J. Kandalepas(11)	12,875,000	1.6%
Other 5% Stockholders:
Emory University (12)	231,070,253	29.5%
Stavros Papageorgiou(13)	55,592,916	7.1%
Welch & Forbes LLC(14)	80,214,798	10.3%

*	Less than 1%

(1)	Except as otherwise indicated, the business address of each director and executive officer listed is c/o GeoVax Labs, Inc., 1900 Lake Park Drive, Suite 380, Smyrna, Georgia 30080.

(2)	This table is based upon information supplied by officers and directors, and with respect to principal stockholders, Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 782,340,692 shares of common stock outstanding as of March 5, 2010. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options currently exercisable, or exercisable within 60 days of March 5, 2010, are deemed outstanding.

(3)	Includes options to purchase 17,791,260 shares of common stock exercisable within 60 days of March 5, 2010.

(4)	Includes options to purchase 1,820,000 shares of common stock exercisable within 60 days of March 5, 2010.

(5)	Includes options to purchase 2,620,000 shares of common stock exercisable within 60 days of March 5, 2010.

(6)	Includes options to purchase 2,300,000 shares of common stock exercisable within 60 days of March 5, 2010.

(7)	Dr. Robinson shares voting and investment power over 56,005,991 shares with Welch & Forbes LLC, whose ownership is described below. Includes options to purchase 9,062,297 shares of common stock exercisable within 60 days of March 5, 2010.

(8)	Includes options to purchase 1,820,000 shares of common stock exercisable within 60 days of March 5, 2010.

(9)	Includes warrants to purchase 13,390,323 shares of common stock exercisable within 60 days of March 5, 2010, and options to purchase 440,000 shares of common stock exercisable within 60 days of March 5, 2010.

(10)	Includes options to purchase 35,853,557 shares of common stock and warrants to purchase 13,390,323 shares of common stock exercisable within 60 days of March 5, 2010.

(11)	Mr. Kandalepas resigned as an executive officer of the Company on July 1, 2009. Ownership information has been derived from our stock records, which show Mr. Kandalepas owns theses shares of record.

(12)	The address for this stockholder is Administration Building, 201 Dowman Drive, Atlanta, Georgia 30322. Ownership information has been derived from this stockholder’s SEC filing on Form 4 filed on January 29, 2010.

(13)	The address for this stockholder is c/o Morse, Zelnick, Rose & Lander LLP, 405 Park Avenue, Suite 1401, New York, New York 10022. Includes 4,592,742 shares subject to warrants and 25,192,013 shares as to which Mr. Papageorgiou shares voting and investment power. Ownership information has been derived from this stockholder’s SEC filing on Schedule 13G filed on October 1, 2009.

(14)	The address for this stockholder is 45 School Street, Boston, Massachusetts 02108. This stockholder shares voting and investment power with respect to all of these shares. Includes 56,005,991 shares held by Dr. Robinson. Ownership information has been derived from this stockholder’s Schedule 13G filed February 12, 2009.

Securities Authorized For Issuance Under Equity Compensation Plans

We have outstanding stock options under our 2006 Equity Incentive Plan (the “Plan”) which was adopted by our board of directors and approved by our Stockholders. In December 2006, our Board of Directors amended the Plan to make an additional 15,000,000 shares available under the Plan, increasing the total number of shares under the Plan from 36,000,000 to 51,000,000 shares. To maintain the tax-qualified status of all incentive options issued pursuant to the Plan, we submitted this amendment to our Stockholders for approval at the Company’s 2007 Annual Meeting of Stockholders. The amendment was not approved by the Company’s Stockholders. We may grant options or other awards from the additional shares authorized by the Board but they maynot qualify as incentive stock options. The following table sets forth information as of December 31, 2009, with respect to our equity compensation plan.

Number of Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued upon Exercise	Weighted-Average	Compensation Plans
	of Outstanding	Exercise Price of	(Excluding Securities
	Options, Warrants	Outstanding Options,	Reflected in Column
	and Rights	Warrants and Rights	(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	35,876,450	$0.11	-0-
Equity Compensation plans not approved by security holders	12,071,307	$0.15	2,928,693

The Plan became effective on September 28, 2006. Unless the Plan is earlier terminated in accordance with its provisions, no stock incentives will be granted under the Plan after the earlier of ten years from the effective date, or the date on which all of the shares reserved for the Plan have been issued or are no longer available for use under the Plan.

The Plan is administered by the Compensation Committee of the Board of Directors. The Board of Directors and the Committee may grant the following stock incentives under the Plan (each individually, a “Stock Incentive”):

•	stock options to purchase shares of common stock, including options intended to qualify under Section 422 of the Code (“incentive stock options”) and options not intended to qualify under Section 422 of the Code (“non-qualified stock options”);

•	restricted stock awards; and

•	restricted stock bonus.

Awards of Stock Incentives under the Plan may be made to employees of GeoVax and its subsidiaries, non-employee directors, and consultants or advisors that provide services (other than the offering, sale or marketing of our securities) to us or to our subsidiaries (collectively, the “Participants”). Only employees are eligible to receive a grant of incentive stock options, however, the Company currently follows a practice of granting only non-qualified stock options rather than incentive stock options.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

Policies and Procedures for Approval of Related Party Transactions

Our Audit Committee is responsible for reviewing and approving all transactions or arrangements between the Company and any of our directors, officers, principal stockholders or any of their respective affiliates, associates or related parties, other than transactions with officers which are covered by the duties of the Compensation Committee. In determining whether to approve or ratify a related party transaction, the Audit Committee will discuss the transaction with management and will consider all relevant facts and circumstances available to it including:

•	whether the terms of the transaction are fair to the Company and at least as favorable to the Company as would apply if the transaction did not involve a related party;

•	whether there are demonstrable business reasons for the Company to enter into the transaction;

•	whether the transaction would impair the independence of an outside director; and

•	whether the transaction would present an improper conflict of interest for any director or executive officer, taking into account the size of the transaction, the direct or indirect nature of the related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant.

Consulting Agreement with Donald Hildebrand

In March 2008, we entered into a Consulting Agreement with Donald Hildebrand, the Chairman of our Board of Directors and our former President and Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company. The term of the Consulting Agreement began on April 1, 2008 with an original termination date of December 31, 2009. In December 2009, the Company and Mr. Hildebrand extended the term of the agreement for an additional year. During 2009 and 2008, Mr. Hildebrand received $57,600 and $64,000, respectively, for his services pursuant to the agreement. During the remaining term of the agreement, Mr. Hildebrand will provide us with at least 16 hours of service per month and will be paid at the rate of $4,800 per month. We also pay Mr. Hildebrand’s medical and dental coverage through the term of the Consulting Agreement. We may terminate the Consulting Agreement, with or without cause. If we terminate the Consulting Agreement without cause, we must give Mr. Hildebrand at least 30 days notice and we will be required to pay him, as a severance payment, three months compensation ($14,400). Likewise, if the Consulting Agreement is terminated due to the death of Mr. Hildebrand, we will be required to pay his estate three months compensation. If Mr. Hildebrand wishes to terminate the Consulting Agreement, he must provide us with at least 30 days notice, and no severance payments will be due to him upon termination.

Transactions with Emory University

Emory University (“Emory”) is a significant stockholder of the Company, and our primary product candidates are based on technology rights subject to a license agreement with Emory (the “Emory License”). The Emory License, among other contractual obligations, requires payments based on milestone achievements, royalties on sales by the Company or on payments to the Company by our sublicensees, and payment of maintenance fees in the event certain milestones are not met within the time periods specified in the contract. We may terminate the Emory License on three months’ written notice. In any event, the Emory License expires on the date of the latest expiration date of the underlying patents. We are also obligated to reimburse Emory for certain ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to the Emory License. Such reimbursements to Emory amounted to $85,673, $102,141 and $243,653 for the years ended December 31, 2009, 2008 and 2007, respectively.

In June 2008, we entered into two subcontracts with Emory for the purpose of conducting research and development activities associated with a grant from the National Institutes of Health. During 2009 and 2008, we recorded $816,651 and $723,887, respectively, of expense associated with these subcontracts. All amounts paid to Emory under these subcontracts are reimbursable to us pursuant to the NIH grant.

Through November 2009, we leased office and laboratory space on a month-to-month basis from Emtech Biotechnology Development, Inc., a related party associated with Emory. Rent expense associated with this lease totaled $43,112, $47,041 and $36,588 for the years ended December 31, 2009, 2008 and 2007, respectively.

Director Independence

The Board of Directors has determined that Messrs. Kollintzas, Spencer and Tsolinas are the members of our Board of Directors who are “independent”, as that term is defined by Section 301(3)(B) of the Sarbanes-Oxley Act of 2002. The Board of Directors has also determined that these three individuals meet the definition of “independent director” set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules. The Board of Directors has also determined that Messrs. Kollintzas, Spencer and Tsolinas are “independent” as that term is defined in Section 301(3)(B) of the Sarbanes-Oxley Act of 2002, and therefore meet the independence requirements necessary to be members of our Audit Committee. As independent directors, Messrs. Kollintzas, Spencer and Tsolinas serve as the members of our Audit and Compensation Committees.

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

Our Audit Committee appointed the firm of Porter Keadle Moore LLP (“PKM”) to serve as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009 and its appointment was ratified by our shareholders in June 2009. PKM has served as the independent registered public accounting firm of the Company since 2006, and is considered by the Audit Committee and management to be well qualified.

The aggregate fees billed for the services rendered to us by PKM for the years ended December 31, 2009 and December 31, 2008 were as follows:

	2009	2008

Audit Fees(1)	$70,700	$62,950
Audit-Related Fees(2)	5,510	11,035
Tax Fees	—	—
All Other Fees	—	—

Total	$76,210	$73,985

(1)	Audit Fees for 2009 and 2008 consisted principally of fees for professional services in connection with the audits of our consolidated financial statements, review of our Annual Report on Form 10-K, review of our interim financial statements and Quarterly Reports on Form 10-Q, and the audit of our internal control over financial reporting.

(2)	Audit-Related Fees consist principally of fees in connection with the review of registration statements.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided by our independent auditors (the “Policy”) prior to the engagement of the independent auditors with respect to such services. Under the Policy, proposed services may be pre-approved on a periodic basis or individual engagements may be separately approved by the Audit Committee prior to the services being performed. In each case, the Audit Committee considers whether the provision of such services would impair the independent auditor’s independence. All audit services and non-audit services provided by PKM for 2009 and 2008 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1) Financial Statements

Page

Reports of Independent Registered Public Accounting Firms on Financial Reporting	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 and for the Period from Inception (June 27, 2001) to December 31, 2009	F-5
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from Inception (June 27, 2001) to December 31, 2009	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 and for the Period from Inception (June 27, 2001) to December 31, 2009	F-7
Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedules

The following financial statement schedule is set forth on page F-20 of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit
Number		Description

2.1		Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc.(1)
2.2		First Amendment to Agreement and Plan of Merger(2)
2.3		Second Amendment to Agreement and Plan of Merger(3)
3.1		Certificate of Incorporation(6)
3.2		Bylaws(6)
10	.1*	Employment Agreement between GeoVax Labs, Inc. and Robert T. McNally effective as of April 1, 2008(7)
10	.2***	Employment Agreement between GeoVax, Inc. and Mark W. Reynolds Amended and Restated effective as of January 1, 2010
10	.3***	Employment Agreement between GeoVax, Inc. and Harriet Robinson effective as of November 19, 2007
10	.4***	Employment Agreement between GeoVax, Inc. and Mark Newman effective as of January 4, 2010
10	.5*	GeoVax Labs, Inc. 2006 Equity Incentive Plan(4)
10.6		License Agreement (as amended and restated) between GeoVax, Inc. and Emory University, dated August 23, 2002(3)
10.7		Technology Sale and Patent License Agreement between GeoVax, Inc. and MFD, Inc., dated December 26, 2004(3)
10.8		Office and Laboratory Lease between UCB, Inc. and GeoVax, Inc.(9)
10.10		Consulting Agreement with Donald G. Hildebrand(7)
10.11		Common Stock Purchase Agreement, dated as of May 8, 2008, by and between GeoVax Labs, Inc. and Fusion Capital Fund II, LLC(8)
10.12		Registration Rights Agreement, dated as of May 8, 2008, by and between GeoVax Labs, Inc. and Fusion Capital Fund II, LLC(8)
10	.13***	Summary of the GeoVax Labs, Inc. Director Compensation Plan
14.1		Code of Ethics(5)
21.1		Subsidiaries of the Registrant(5)
31	.1**	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31	.2**	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.

(4)	Incorporated by reference from the registrant’s definitive Information Statement (Schedule 14C) filed with the Securities and Exchange Commission on August 18, 2006.

(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2008.

(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2008.

(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2008.

(9)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.

BY:	/s/ Robert T. McNally
Robert T. McNally
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Robert T. McNally Robert T. McNally	Director President and Chief Executive Officer (Principal Executive Officer)	March 8, 2010

/s/ Mark W. Reynolds Mark W. Reynolds	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2010

/s/ Donald G. Hildebrand Donald G. Hildebrand	Director	March 8, 2010

/s/ Dean G. Kollintzas Dean G. Kollintzas	Director	March 8, 2010

/s/ Robert T. McNally Robert T. McNally	Director	March 8, 2010

/s/ Harriet L. Robinson Harriet L. Robinson	Director	March 8, 2010

/s/ John N. Spencer, Jr. John N. Spencer, Jr.	Director	March 8, 2010

/s/ Peter M. Tsolinas Peter M. Tsolinas	Director	March 8, 2010

EXHIBIT INDEX

Exhibit
Number		Description

10	.2*	Employment Agreement with Mark Reynolds
10	.3*	Employment Agreement with Harriet Robinson
10	.4*	Employment Agreement with Mark Newman
10	.13*	Summary of the GeoVax Labs, Inc. Director Compensation Plan
31	.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31	.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32	.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

INDEX TO 2009 CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms on Financial Statements	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 and for the Period from Inception (June 27, 2001) to December 31, 2009	F-5
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from Inception (June 27, 2001) to December 31, 2009	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 and for the Period from Inception (June 27, 2001) to December 31, 2009	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007	F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Board of Directors
GeoVax Labs, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of GeoVax Labs, Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and for the period of time considered part of the development stage from June 27, 2001 to December 31, 2009, except we did not audit the Company’s financial statements for the period from June 27, 2001 to December 31, 2005 which were audited by other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoVax Labs, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Our audits of the consolidated financial statements and internal controls over financial reporting also included the financial statement schedule of the Company, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GeoVax Labs, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2010, expressed an unqualified opinion on the effectiveness of GeoVax Labs, Inc.’s internal control over financial reporting.

/S/ PORTER KEADLE MOORE LLP

Atlanta, Georgia
February 22, 2010

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

In our opinion, the financial statements of GeoVax, Inc. referred to above present fairly, in all material respects, the results of its operations, changes in stockholders’ deficiency and cash flows for the period from inception (June 27, 2001) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ TRIPP, CHAFIN & COMPANY, LLC

Marietta, Georgia
February 8, 2006

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$3,515,784	$2,191,180
Grant funds receivable	320,321	311,368
Prepaid expenses and other	44,615	299,286

Total current assets	3,880,720	2,801,834
Property and equipment, net of accumulated depreciation and amortization	344,202	138,847
Other assets:
Licenses, net of accumulated amortization of $159,161 and $134,276
at December 31, 2009 and 2008 respectively	89,695	114,580
Deposits and other	980	980

Total other assets	90,675	115,560

Total assets	$4,315,597	$3,056,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$408,344	$176,260
Amounts payable to Emory University (a related party)	163,021	170,162

Total current liabilities	571,365	346,422
Commitments (Note 5)
Stockholders’ equity:
Common stock, $.001 par value, 900,000,000 shares authorized 781,628,192 and 747,448,876 shares outstanding at December 31, 2009 and 2008, respectively	781,628	747,449
Additional paid-in capital	20,500,452	16,215,966
Deficit accumulated during the development stage	(17,537,848)	(14,253,596)

Total stockholders’ equity	3,744,232	2,709,819

Total liabilities and stockholders’ equity	$4,315,597	$3,056,241

See accompanying reports of independent registered public accounting firms and notes to financial statements.

GEOVAX LABS. INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

				From Inception
	Years Ended December 31,			(June 27, 2001) to
	2009	2008	2007	December 31, 2009

Grant revenue	$3,668,195	$2,910,170	$237,004	$10,226,550
Operating expenses:
Research and development	4,068,682	3,741,489	1,757,125	16,560,345
General and administrative	2,914,845	2,970,068	2,784,182	11,512,970

	6,983,527	6,711,557	4,541,307	28,073,315

Loss from operations	(3,315,332)	(3,801,387)	(4,304,303)	(17,846,765)
Other income (expense):
Interest income	31,080	73,200	62,507	314,586
Interest expense	—	—	—	(5,669)

	31,080	73,200	62,507	308,917

Net loss	$(3,284,252)	$(3,728,187)	$(4,241,796)	$(17,537,848)

Basic and diluted:
Loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.04)
Weighted average shares	759,563,911	740,143,397	714,102,311	469,267,530

See accompanying reports of independent registered public accounting firms and notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	During the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid in Capital	Receivable	Stage	(Deficiency)

Capital contribution at inception (June 27, 2001)	—	$—	$10	$—	$—	$10
Net loss for the year ended December 31, 2001	—	—	—	—	(170,592)	(170,592)

Balance at December 31, 2001	—	—	10	—	(170,592)	(170,582)
Sale of common stock for cash	139,497,711	139,498	(139,028)	—	—	470
Issuance of common stock for technology license	35,226,695	35,227	113,629	—	—	148,856
Net loss for the year ended December 31, 2002	—	—	—	—	(618,137)	(618,137)

Balance at December 31, 2002	174,724,406	174,725	(25,389)	—	(788,729)	(639,393)
Sale of common stock for cash	61,463,911	61,464	2,398,145	—	—	2,459,609
Net loss for the year ended December 31, 2003	—	—	—	—	(947,804)	(947,804)

Balance at December 31, 2003	236,188,317	236,189	2,372,756	—	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable	74,130,250	74,130	2,915,789	(2,750,000)	—	239,919
Cash payments received on stock subscription receivable	—	—	—	750,000	—	750,000
Issuance of common stock for technology license	2,470,998	2,471	97,529	—	—	100,000
Net loss for the year ended December 31, 2004	—	—	—	—	(2,351,828)	(2,351,828)

Balance at December 31, 2004	312,789,565	312,790	5,386,074	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	—	—	—	1,500,000		1,500,000
Net loss for the year ended December 31, 2005	—	—	—	—	(1,611,086)	(1,611,086)

Balance at December 31, 2005	312,789,565	312,790	5,386,074	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable	—	—	—	500,000	—	500,000
Conversion of preferred stock to common stock	177,542,538	177,543	897,573	—	—	1,075,116
Common stock issued in connection with merger	217,994,566	217,994	1,494,855	—	—	1,712,849
Issuance of common stock for cashless warrant exercise	2,841,274	2,841	(2,841)	—	—	—
Net loss for the year ended December 31, 2006	—	—	—	—	(584,166)	(584,166)

Balance at December 31, 2006	711,167,943	711,168	7,775,661	—	(6,283,613)	2,203,216
Sale of common stock for cash	20,336,433	20,336	3,142,614	—	—	3,162,950
Issuance of common stock upon stock option exercise	123,550	124	4,876	—	—	5,000
Stock-based compensation expense	—	—	1,518,496	—	—	1,518,496
Net loss for the year ended December 31, 2007	—	—	—	—	(4,241,796)	(4,241,796)

Balance at December 31, 2007	731,627,926	731,628	12,441,647	—	(10,525,409)	2,647,866
Sale of common stock for cash in private placement transactions	8,806,449	8,806	1,356,194	—	—	1,365,000
Transactions related to common stock purchase agreement with Fusion Capital	6,514,501	6,515	399,576	—	—	406,091
Stock-based compensation:
Stock options	—	—	1,798,169	—	—	1,798,169
Consultant warrants	—	—	146,880	—	—	146,880
Issuance of common stock for consulting services	500,000	500	73,500	—	—	74,000
Net loss for the year ended December 31, 2008	—	—	—	—	(3,728,187)	(3,728,187)

Balance at December 31, 2008	747,448,876	747,449	16,215,966	—	(14,253,596)	2,709,819
Transactions related to common stock purchase agreement with Fusion Capital	10,813,027	10,813	1,509,187	—	—	1,520,000
Sale of common stock for cash upon exercise of stock purchase warrant	23,141,289	23,141	1,476,859	—	—	1,500,000
Stock-based compensation:
Stock options	—	—	1,221,764	—	—	1,221,764
Consultant warrants	—	—	45,401	—	—	45,401
Issuance of common stock for consulting services	225,000	225	31,275	—	—	31,500
Net loss for the year ended December 31, 2009	—	—	—	—	(3,284,252)	(3,284,252)

Balance at December 31, 2009	781,628,192	$781,628	$20,500,452	$—	$(17,537,848)	$3,744,232

See accompanying reports of independent registered public accounting firms and notes to financial statements.

GEOVAX LABS. INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				From Inception
				(June 27,
				2001) to
	Years Ended December 31,			December 31,
	2009	2008	2007	2009

Cash flows from operating activities:
Net loss	$(3,284,252)	$(3,728,187)	$(4,241,796)	$(17,537,848)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	89,776	61,014	54,461	336,847
Accretion of preferred stock redemption value	—	—	—	346,673
Stock-based compensation expense	1,298,665	2,019,049	1,518,496	4,836,210
Changes in assets and liabilities
Grant funds receivable	(8,953)	(218,108)	(93,260)	(320,321)
Stock subscriptions receivable	—	—	(897,450)	—
Prepaid expenses and other current assets	254,671	(249,538)	(11,618)	(44,615)
Deposits	—	—	—	(980)
Accounts payable and accrued expenses	224,943	(252,116)	405,424	571,365

Total adjustments	1,859,102	1,360,301	976,053	5,725,179

Net cash used in operating activities	(1,425,150)	(2,367,886)	(3,265,743)	(11,812,669)
Cash flows from investing activities:
Purchase of property and equipment	(270,246)	(99,831)	—	(521,888)

Net cash used in investing activities	(270,246)	(99,831)	—	(521,888)
Cash flows from financing activities:
Net proceeds from sale of common stock	3,020,000	2,668,541	3,167,950	15,121,898
Net proceeds from sale of preferred stock	—	—	—	728,443

Net cash provided by financing activities	3,020,000	2,668,541	3,167,950	15,850,341

Net increase (decrease) in cash and cash equivalents	1,324,604	200,824	(97,793)	3,515,784
Cash and cash equivalents at beginning of period	2,191,180	1,990,356	2,088,149	—

Cash and cash equivalents at end of period	$3,515,784	$2,191,180	$1,990,356	$3,515,784

Supplemental disclosure of cash flow information Interest paid	$—	$—	$—	$5,669
Supplemental disclosure of non-cash investing and financing activities:
In connection with the Merger discussed in Note 6, all of the outstanding shares of the Company’s mandatory redeemable convertible preferred stock were converted into shares of common stock as of September 28, 2006.

See accompanying reports of independent registered public accounting firms and notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007 and
Period from Inception (June 27, 2001) to December 31, 2009

1.	Nature of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a biotechnology company focused on developing human vaccines for diseases caused by Human Immunodeficiency Virus (HIV). The Company has exclusively licensed from Emory University (“Emory”) vaccine technology which was developed in collaboration with the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”). The Company is incorporated under the laws of the State of Delaware and its principal offices are located in Smyrna, Georgia (metropolitan Atlanta area).

The Company is devoting all of its present efforts to research and development. We have funded our activities to date almost exclusively from equity financings and government grants, and we will continue to require substantial funds to continue these activities. We expect that our existing cash resources, combined with the proceeds from the NIH grant discussed in Note 4 and our anticipated use of the common stock purchase agreement discussed in Note 7, will be sufficient to fund our planned activities at least through 2010. The extent to which we rely on the common stock purchase agreement as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we choose to secure working capital from other sources, if available.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeoVax, Inc. from inception together with those of GeoVax Labs, Inc. from September 28, 2006 (see Note 6). All intercompany transactions have been eliminated in consolidation.

Development-Stage Enterprise

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents consist primarily of bank deposits and money market accounts. The recorded values approximate fair market values due to the short maturities.

Fair Value of Financial Instruments and Concentration of Credit Risk

Financial instruments that subject us to concentration of credit risk consist primarily of cash and cash equivalents, which are maintained by a high credit quality financial institution. The carrying values reported in the balance sheets for cash and cash equivalents approximate fair values.

Property and Equipment

Property and equipment are stated at cost. The components of property and equipment as of December 31, 2009 and 2008 are as follows:

	2009	2008

Laboratory equipment	$389,494	$243,663
Leasehold improvements	115,605	—
Other furniture, fixtures & equipment	16,789	7,979

Total property and equipment	521,888	251,642
Accumulated depreciation and amortization	(177,686)	(112,795)

Property and equipment, net	$344,202	$138,847

Expenditures for maintenance and repairs are charged to operations as incurred, while additions and improvements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the remaining term of the related lease. Depreciation and amortization expense was $64,891, $36,128, and $29,575 during the years ended December 31, 2009, 2008 and 2007, respectively.

Other Assets

Other assets consist principally of license agreements for the use of technology obtained through the issuance of the Company’s common stock. These license agreements are amortized on a straight line basis over ten years. Amortization expense related to these agreements was $24,886 during each of the years ended December 31, 2009, 2008 and 2007, respectively, and is expected to be $24,886, $24,886, $19,923, $10,000 and $10,000 for each of the next five years, respectively.

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

Restatement for Recapitalization

All share amounts and per share figures in the accompanying consolidated financial statements and the related footnotes have been restated for the 2006 recapitalization discussed in Note 6.

Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. All common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled: 93,327,497, 114,829,102; and 93,637,594 shares at December 31, 2009, 2008 and 2007, respectively.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2009, 2008 and 2007, our revenue consisted of grant funding received from the National Institutes of Health (see Note 4). Revenue from this arrangement is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

Research and Development Expense

Research and development expense primarily consists of costs incurred in the discovery, development, testing and manufacturing of our product candidates. These expenses consist primarily of (i) fees paid to third-party service providers to perform, monitor and accumulate data related to the Company’s preclinical studies and clinical trials, (ii) costs related to sponsored research agreements, (iii) the costs to procure and manufacture materials used in clinical trials, (iv) laboratory supplies and facility-related expenses to conduct development, and (v) salaries, benefits, and share-based compensation for personnel. These costs are charged to expense as incurred.

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

Stock-Based Compensation

We account for stock-based transactions in which the Company receives services from employees, directors or others in exchange for equity instruments based on the fair value of the award at the grant date. Compensation cost for awards of common stock is estimated based on the price of the underlying common stock on the date of issuance. Compensation cost for stock options or warrants is estimated at the grant date based on each instrument’s fair-value as calculated by the Black-Scholes- option-pricing model. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period for the award. See Note 7 for additional stock-based compensation information.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued guidance now codified under ASC Topic 820, “Fair Value Measurements and Disclosures,” which provides enhanced guidance for using fair value to measure assets and liabilities, provides a common definition of fair value, and establishes a framework to make the measurement of fair value under GAAP more consistent and comparable. The pronouncement also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB released additional guidance also now codified under ASC Topic 820, which delayed the January 1, 2008 effective date for application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The implementation of this pronouncement did not have a material effect on our results of operations, financial position, or cash flows.

In March 2008, the FASB issued guidance now codified under ASC Topic 815, “Derivatives and Hedging”, which amends and expands the disclosure requirements previously required for derivative instruments and hedging activities. We adopted this pronouncement effective January 1, 2009 and it did not have a material effect on our results of operations, financial position, or cash flows.

In April 2008, the FASB issued guidance now codified under ASC Topic 350, “Intangibles — Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. We adopted the provisions of this pronouncement effective January 1, 2009, and it did not have a material effect on our results of operations, financial position, or cash flows.

In June 2008, the FASB issued guidance now codified under ASC Topic 260, “Earnings Per Share.” This pronouncement addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method of computing earnings per share. This pronouncement requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. We adopted this pronouncement effective January 1, 2009 and it did not have a material effect on our results of operations, financial position, or cash flows.

In April 2009, the FASB issued guidance now codified under ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. We adopted this pronouncement effective April 1, 2009 and it did not have a material effect on our results of operations, financial position, or cash flows.

In May 2009, the FASB issued guidance now codified under ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this pronouncement effective June 30, 2009 and it did not have a material effect on our results of operations, financial position, or cash flows. We have performed an evaluation of subsequent events through February 22, 2010, which is the date these financial statements were issued.

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

In September 2007, the National Institutes of Health (NIH) awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five-year period which commenced October 2007, with an expected annual award of generally between $3 and $4 million per year (approximately $18.3 million in the aggregate). The most recent award is for the period September 1, 2009 through August 31, 2010 in the amount of $4.7 million. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. We record revenue associated with the grant as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations. During 2009, 2008 and 2007, we recorded $3,668,195, $2,910,170 and $237,004, respectively, of revenue associated with the grant.

5.	Commitments

Lease Agreements

In September 2009, we executed a lease agreement, effective November 1, 2009, for approximately 8400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta). Future minimum lease payments pursuant to the 62 month lease total $114,570 in 2010, $118,010 in 2011, $121,560 in 2012, $125,180 in 2013 and $128,920 in 2014.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, and other research-related activities. As of December 31, 2009, there were less than $10,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, which will be due in less than one year.

6.	2006 Merger and Recapitalization

The Company was originally incorporated in June 1988 under the laws of Illinois as Dauphin Technology, Inc. (“Dauphin”). Dauphin was unsuccessful and its operations were terminated in December 2003. In September 2006, Dauphin completed a merger (the “Merger”) with GeoVax, Inc. which was incorporated under the laws of Georgia in June 2001. As a result of the Merger, the shareholders of GeoVax, Inc. exchanged their shares of common stock for Dauphin common stock and GeoVax, Inc. became a wholly-owned subsidiary of Dauphin. Dauphin then changed its name to GeoVax Labs, Inc. and replaced its officers and directors with those of GeoVax, Inc. Subsequent to the Merger, the Company has not conducted any business other than GeoVax, Inc.’s business of developing human vaccines. The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with U.S. generally accepted accounting principles. Under this method of accounting, Dauphin was treated as the acquired company and, accordingly, all financial information prior to the date of Merger presented in the accompanying consolidated financial statements, or in the notes herein, as well as any references to prior operations, are those of GeoVax, Inc. In June 2008, the Company was reincorporated under the laws of the State of Delaware.

7.	Stockholders’ Equity

Common Stock Transactions

During April and May 2008, we sold an aggregate of 8,806,449 shares of our common stock to 16 individual accredited investors for an aggregate purchase price of $1,365,000. We also issued to the investors warrants to purchase an aggregate of 14,104,841 shares of common stock at a price of $0.33 per share, 8,258,065 of which expire in May 2013, with the remainder expiring in April/May 2012.

In September 2009, we issued 23,141,289 shares of our common stock for an aggregate purchase price of $1,500,000 upon the exercise of a previously issued stock purchase warrant.

We may, from time to time, issue shares of our common stock to consultants or others in exchange for services. During 2009 and 2008 we issued 225,000 and 500,000 shares, respectively, for consulting services; and we recorded general and administrative expense of $31,500 and $74,000 during each respective period related to these issuances.

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

During 2008 we sold 3,709,964 shares to Fusion under the terms of the Purchase Agreement for an aggregate purchase price of $500,000, and issued 124,027 shares to Fusion pursuant to our deferred commitment fee arrangement. During 2009, we sold 10,435,991 shares to Fusion for an aggregate purchase price of $1,520,000, and issued 377,036 shares pursuant to our deferred commitment fee arrangement.

Stock Options

In 2006 we adopted the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “Stock Option Plan”) for the granting of qualified incentive stock options (“ISO’s”), nonqualified stock options, restricted stock awards or restricted stock bonuses to employees, officers, directors, consultants and advisors of the Company. The exercise price for any option granted may not be less than fair value (110% of fair value for ISO’s granted to certain employees). Options granted under the Stock Option Plan have a maximum ten-year term and generally vest over three years. The Company has reserved 51,000,000 shares of its common stock for issuance under the Stock Option Plan.

A summary of activity under the Stock Option Plan as of December 31, 2009, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (Yrs)	Value

Outstanding at January 1, 2009	46,947,757	$0.10
Granted	3,425,000	0.14
Exercised	—	—
Forfeited or expired	(2,425,000)	0.29

Outstanding at December 31, 2009	47,947,757	$0.12	5.5	$4,292,646

Exercisable at December 31, 2009	39,409,424	$0.11	4.8	$3,984,013

Additional information concerning our stock options for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Weighted average fair value of options granted during the period	$0.12	$0.12	$0.30
Intrinsic value of options exercised during the period	—	—	22,181
Total fair value of options vested during the period	1,143,326	1,074,454	1,156,020

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

	2009		2008		2007

Weighted average risk-free interest rates	2.8%		2.9%		4.5%
Expected dividend yield	0.0%		0.0%		0.0%
Expected life of option	7	yrs	7	yrs	6.8	yrs
Expected volatility	112.3%		100.5%		135%

Stock-based compensation expense related to the Stock Option Plan was $1,221,764, $1,798,169 and $1,296,196 during the years ended December 31, 2009, 2008 and 2007, respectively. The 2008 and 2007 expense includes $425,725 and $242,113, respectively, associated with extensions of previously issued stock option grants (accounted for as reissuances) which were due to expire in 2007 to 2011. Stock option expense is allocated to research and development expense or to general and administrative expense based on the related employee classifications and corresponds to the allocation of employee salaries. For the three years ended December 31, 2009, stock option expense was allocated as follows:

	2009	2008	2007

General and administrative expense	$917,110	$1,304,128	$1,012,083
Research and development expense	304,654	494,041	284,113

Total stock option expense	$1,221,764	$1,798,169	$1,296,196

As of December 31, 2009, there was $943,295 of unrecognized compensation expense related to stock-based compensation arrangements. The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 2.2 years.

Compensatory Warrants

We may, from time to time, issue stock purchase warrants to consultants or others in exchange for services. A summary of our compensatory warrant activity as of December 31, 2009, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (Yrs)	Value

Outstanding at January 1, 2008	2,700,000	$0.33
Granted	2,970,000	0.14
Exercised	—	—
Forfeited or expired	(2,700,000)	0.33

Outstanding at December 31, 2009	2,970,000	$0.14	2.7	$118,800

Exercisable at December 31, 2009	2,767,500	$0.14	2.7	$110,700

Additional information concerning our compensatory warrants for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year Ended December 31,
	2009	2008	2007

Weighted average fair value of warrants granted during the period	$0.10	$0.05	$0.25
Intrinsic value of warrants exercised during the period	—	—	—
Total fair value of warrants vested during the period	6,413	146,880	266,760

We use a Black-Scholes model for determining the grant date fair value of our compensatory warrants. The significant assumptions we used in our fair value calculations were as follows:

	2009		2008		2007

Weighted average risk-free interest rates	1.54%		2.01%		4.6%
Expected dividend yield	0.0%		0.0%		0.0%
Expected life of warrant	3	yrs	2.5	yrs	3	yrs
Expected volatility	112.1%		99.0%		113.6%

Expense associated with compensatory warrants was $45,401, $146,880 and $222,300 during the years ended December 31, 2009, 2008 and 2007, respectively. All such expense was allocated to general and administrative expense. As of December 31, 2009, there was $121,058 of unrecognized compensation expense related to compensatory warrant arrangements. The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 1 year.

Investment Warrants

In addition to outstanding stock options and compensatory warrants, as of December 31, 2009 we have a total of 42,409,740 outstanding stock purchase warrants issued to investors in connection with previous financing transactions. These warrants have a weighted-average exercise price of $0.33 per share and a weighted-average remaining contractual life of 2.6 years.

8.	Retirement Plan

We participate in a multi-employer defined contribution retirement plan (the “401k Plan”) administered by a third party service provider; and the Company contributes to the 401k Plan on behalf of its employees based upon a matching formula. During the years ended December 31, 2009, 2008 and 2007 our contributions to the 401k Plan were $25,057, $11,691 and $6,535, respectively.

9.	Income Taxes

At December 31, 2009, we have a consolidated federal net operating loss (“NOL”) carryforward of approximately $72.2 million, available to offset against future taxable income which expires in varying amounts in 2010 through 2029. Additionally, we have approximately $522,000 in research and development (“R&D”) tax credits that expire in 2022 through 2028 unless utilized earlier. No income taxes have been paid to date.

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

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities included the following at December 31, 2009 and 2008:

	2009	2008

Deferred tax assets:
Net operating loss carryforward	$25,035,390	$24,217,858
Research and development tax credit carryforward	522,322	354,581
Stock-based compensation expense	1,569,212	1,127,665
Other	32,300	—

Total deferred tax assets	27,159,224	25,700,104
Deferred tax liabilities
Depreciation	(31,091)	(25,222)

Total deferred tax liabilities	(31,091)	(25,222)

Net deferred tax assets	27,128,132	25,674,882
Valuation allowance	(27,128,132)	(25,674,882)

	$—	$—

We have established a full valuation allowance equal to the amount of our net deferred tax assets due to uncertainties with respect to our ability to generate sufficient taxable income to realize these assets in the future.

A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense is as follows:

	2009	2008	2007

U.S. federal statutory rate applied to pretax loss	$(1,116,646)	$(1,267,584)	$(1,442,211)
Permanent differences	3,223	3,054	4,719
Research and development credits	—	167,741	100,296
Change in valuation allowance (excluding impact of the Merger discussed in Note 6)	1,113,423	1,096,789	1,337,196

Reported income tax expense	$—	$—	$—

10.	Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to the Emory License (see Note 3). The expense associated with these ongoing patent cost reimbursements to Emory amounted to $85,673, $102,141 and $243,653 for the years ended December 31, 2009, 2008 and 2007, respectively.

In June 2008, we entered into two subcontracts with Emory for the purpose of conducting research and development activities associated with our grant from the NIH (see Note 4). During 2009 and 2008, we recorded $816,651 and $723,887, respectively, of expense associated with these subcontracts. All amounts paid to Emory under these subcontracts are reimbursable to us pursuant to the NIH grant.

Through November 2009, we leased office and laboratory space on a month-to-month basis from Emtech Biotechnology Development, Inc., a related party associated with Emory. Rent expense associated with this lease totaled $43,112, $47,041 and $36,588 for the years ended December 31, 2009, 2008 and 2007, respectively.

In March 2008, we entered into a consulting agreement with Donald Hildebrand, the Chairman of our Board of Directors and our former President & Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company. The term of the consulting agreement began on April 1, 2008 and originally was to end on December 31, 2009; in December 2009 the consulting agreement was extended for an additional year. During 2009 and 2008, we recorded $57,600 and $64,000, respectively, of expense associated with the consulting agreement.

11.	Selected Quarterly Financial Data (unaudited)

A summary of selected quarterly financial data for 2009 and 2008 is as follows:

	2009 Quarter Ended
	March 31	June 30	September 30	December 31

Revenue from grants	$710,155	$752,800	$1,808,551	$396,689
Net loss	(861,509)	(1,348,653)	(230,815)	(843,275)
Net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

	2008 Quarter Ended
	March 31	June 30	September 30	December 31

Revenue from grants	$599,991	$376,078	$1,322,502	$611,599
Net loss	(682,510)	(1,284,352)	(722,108)	(1,039,217)
Net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

GEOVAX LABS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009, 2008 and 2007

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts	Deductions	of Period

Reserve Deducted in the Balance Sheet From the Asset to Which it Applies:
Allowance for Deferred Tax Assets
Year ended December 31, 2009	$25,674,882	$1,453,250	$—	$—	$27,128,132
Year ended December 31, 2008	$24,436,911	$1,237,971	$—	$—	$25,674,882
Year ended December 31, 2007	$22,792,303	$1,644,608	$—	$—	$24,436,911