Form 10-Q
period 2010-03-31
GeoVax Labs, Inc.
filed 2010-05-04
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-52091
GEOVAX LABS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction	87-0455038 (I.R.S. Employer Identification No.)
of incorporation or organization)

1900 Lake Park Drive
Suite 380
Smyrna, Georgia (Address of principal executive offices)	30080 (Zip Code)
(678) 384-7220
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of May 3, 2010, 15,652,596 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.
Index

Page
Part I — FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period from inception (June 27, 2001) to March 31, 2010 (unaudited)	2

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (June 27, 2001) to March 31, 2010 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period from inception (June 27, 2001) to March 31, 2010 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 Quantitative and Qualitative Disclosures about Market Risk	14

Item 4 Controls and Procedures	14

Part II. — OTHER INFORMATION

Item 1 Legal Proceedings	15

Item 1A Risk Factors	15

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3 Defaults Upon Senior Securities	15

Item 4 Removed and Reserved	15

Item 5 Other Information	15

Item 6 Exhibits	16

SIGNATURES	17

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I — FINANCIAL INFORMATION
Item 1 Financial Statements
GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,603,108	$3,515,784
Grant funds receivable	420,889	320,321
Prepaid expenses and other	29,118	44,615

Total current assets	3,053,115	3,880,720

Property and equipment, net of accumulated depreciation and amortization of $207,214 and $177,686 at March 31, 2010 and December 31, 2009, respectively	314,674	344,202

Other assets:
Licenses, net of accumulated amortization of $165,382 and $159,161 at March 31, 2010 and December 31, 2009, respectively	83,474	89,695
Deferred offering costs	371,898	—
Deposits	11,989	980

Total other assets	467,361	90,675

Total assets	$3,835,150	$4,315,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$361,389	$408,344
Amounts payable to Emory University (a related party)	111,706	163,021

Total current liabilities	473,095	571,365

Commitments

Stockholders’ equity:
Common stock, $.001 par value, 18,000,000 shares authorized; 15,652,814 and 15,632,564 shares outstanding at March 31, 2010 and December 31, 2009, respectively	15,653	15,633
Additional paid-in capital	21,575,039	21,266,447
Deficit accumulated during the development stage	(18,228,637)	(17,537,848)

Total stockholders’ equity	3,362,055	3,744,232

Total liabilities and stockholders’ equity	$3,835,150	$4,315,597

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
	Three Months Ended		(June 27, 2001) to
	March 31,		March 31,
	2010	2009	2010
Grant revenue	$1,338,560	$710,155	$11,565,110

Operating expenses:
Research and development	1,369,185	857,236	17,929,530
General and administrative	668,821	723,815	12,181,791

Total operating expenses	2,038,006	1,581,051	30,111,321

Loss from operations	(699,446)	(870,896)	(18,546,211)

Other income (expense):
Interest income	8,657	9,387	323,243
Interest expense	—	—	(5,669)

Total other income (expense)	8,657	9,387	317,574

Net loss	$(690,789)	$(861,509)	$(18,228,637)

Basic and diluted:
Loss per common share	$(0.04)	$(0.06)	$(1.90)

Weighted average shares outstanding	15,641,981	14,977,501	9,582,928

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid-In Capital	Receivable	Stage	(Deficiency)
Capital contribution at inception (June 27, 2001)	—	$—	$10	$—	$—	$10
Net loss for the year ended December 31, 2001	—	—	—	—	(170,592)	(170,592)

Balance at December 31, 2001	—	—	10	—	(170,592)	(170,582)
Sale of common stock for cash	2,789,954	2,790	(2,320)	—	—	470
Issuance of common stock for technology license	704,534	705	148,151	—	—	148,856
Net loss for the year ended December 31, 2002	—	—	—	—	(618,137)	(618,137)

Balance at December 31, 2002	3,494,488	3,495	145,841	—	(788,729)	(639,393)
Sale of common stock for cash	1,229,278	1,229	2,458,380	—	—	2,459,609
Net loss for the year ended December 31, 2003	—	—	—	—	(947,804)	(947,804)

Balance at December 31, 2003	4,723,766	4,724	2,604,221	—	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable	1,482,605	1,483	2,988,436	(2,750,000)	—	239,919
Cash payments received on stock subscription receivable	—	—	—	750,000	—	750,000
Issuance of common stock for technology license	49,420	49	99,951	—	—	100,000
Net loss for the year ended December 31, 2004	—	—	—	—	(2,351,828)	(2,351,828)

Balance at December 31, 2004	6,255,791	6,256	5,692,608	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	—	—	—	1,500,000		1,500,000
Net loss for the year ended December 31, 2005	—	—	—	—	(1,611,086)	(1,611,086)

Balance at December 31, 2005	6,255,791	6,256	5,692,608	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable	—	—	—	500,000	—	500,000
Conversion of preferred stock to common stock	3,550,851	3,551	1,071,565	—	—	1,075,116
Common stock issued in connection with merger	4,359,891	4,360	1,708,489	—	—	1,712,849
Issuance of common stock for cashless warrant exercise	56,825	57	(57)	—	—	—
Net loss for the year ended December 31, 2006	—	—	—	—	(584,166)	(584,166)

Balance at December 31, 2006	14,223,358	14,224	8,472,605	—	(6,283,613)	2,203,216
Sale of common stock for cash	406,729	407	3,162,543	—	—	3,162,950
Issuance of common stock upon stock option exercise	2,471	2	4,998	—	—	5,000
Stock-based compensation expense	—	—	1,518,496	—	—	1,518,496
Net loss for the year ended December 31, 2007	—	—	—	—	(4,241,796)	(4,241,796)

Balance at December 31, 2007	14,632,558	$14,633	$13,158,642	$—	$(10,525,409)	$2,647,866
Continued on following page

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid-In Capital	Receivable	Stage	(Deficiency)
Balance at December 31, 2007	14,632,558	$14,633	$13,158,642	$—	$(10,525,409)	$2,647,866
Sale of common stock for cash in private placement transactions	176,129	176	1,364,824	—	—	1,365,000
Transactions related to common stock purchase agreement with Fusion Capital	130,290	130	405,961	—	—	406,091
Stock-based compensation:
Stock options	—	—	1,798,169	—	—	1,798,169
Consultant warrants	—	—	146,880	—	—	146,880
Issuance of common stock for consulting services	10,000	10	73,990	—	—	74,000
Net loss for the year ended December 31, 2008	—	—	—	—	(3,728,187)	(3,728,187)

Balance at December 31, 2008	14,948,977	14,949	16,948,466	—	(14,253,596)	2,709,819
Transactions related to common stock purchase agreement with Fusion Capital	216,261	216	1,519,784	—	—	1,520,000
Sale of common stock for cash upon exercise of stock purchase warrant	462,826	463	1,499,537	—	—	1,500,000
Stock-based compensation:
Stock options	—	—	1,221,764	—	—	1,221,764
Consultant warrants	—	—	45,401	—	—	45,401
Issuance of common stock for consulting services	4,500	5	31,495	—	—	31,500
Net loss for the year ended December 31, 2009	—	—	—	—	(3,284,252)	(3,284,252)

Balance at December 31, 2009	15,632,564	15,633	21,266,447	—	(17,537,848)	3,744,232
Issuance of common stock in lieu of cash payment (unaudited)	12,000	12	89,988	—	—	90,000
Stock-based compensation (unaudited):
Stock options	—	—	141,845	—	—	141,845
Consultant warrants	—	—	30,267	—	—	30,267
Issuance of common stock for consulting services	8,250	8	46,492	—	—	46,500
Net loss for the three months ended March 31, 2010 (unaudited)	—	—	—	—	(690,789)	(690,789)

Balance at March 31, 2010 (unaudited)	15,652,814	$15,653	$21,575,039	$—	$(18,228,637)	$3,362,055

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Three Months Ended March 31,		(June 27, 2001) to
	2010	2009	March 31, 2010

Cash flows from operating activities:
Net loss	$(690,789)	$(861,509)	$(18,228,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,749	17,250	372,596
Accretion of preferred stock redemption value	—	—	346,673
Stock-based compensation expense	218,612	388,820	5,054,822
Changes in assets and liabilities:
Grant funds receivable	(100,568)	26,256	(420,889)
Prepaid expenses and other current assets	15,497	25,603	(29,118)
Deposits and other assets	(382,907)	(2,500)	(383,887)
Accounts payable and accrued expenses	(8,270)	(54,129)	563,095

Total adjustments	(221,887)	401,300	5,503,292

Net cash used in operating activities	(912,676)	(460,209)	(12,725,345)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(521,888)

Net cash used in investing activities	—	—	(521,888)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	240,000	15,121,898
Net proceeds from sale of preferred stock	—	—	728,443

Net cash provided by financing activities	—	240,000	15,850,341

Net increase (decrease) in cash and cash equivalents	(912,676)	(220,209)	2,603,108
Cash and cash equivalents at beginning of period	3,515,784	2,191,180	—

Cash and cash equivalents at end of period	$2,603,108	$1,970,971	$2,603,108

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$5,669
See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)
1. Description of Company and Basis of Presentation
GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a biotechnology company focused on developing human vaccines for diseases caused by Human Immunodeficiency Virus (“HIV”). The Company has exclusively licensed from Emory University (“Emory”) vaccine technology which was developed in collaboration with the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”). The Company is incorporated under the laws of the State of Delaware and its principal offices are located in Smyrna, Georgia (metropolitan Atlanta area).
GeoVax is devoting all of its present efforts to research and development and is a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 915, Development Stage Entities. The accompanying financial statements at March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. Our operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
The Company disclosed in Note 2 to its financial statements included in the Form 10-K for the year ended December 31, 2009 those accounting policies that it considers significant in determining its results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.
As described in Note 9, effective April 27, 2010, the Company enacted a one-for-fifty reverse stock split of its common stock. The accompanying financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock split.
2. New Accounting Standards
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are expected to have a material impact on the Company’s financial statements.
3. Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares primarily consist of employee stock options and warrants issued to investors. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 1.9 million and 2.3 million shares at March 31, 2010 and 2009, respectively.
4. Commitments
Lease Agreement
We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta). Future minimum lease payments pursuant to the operating lease total $86,070 for the remainder of 2010, $118,010 in 2011, $121,560 in 2012, $125,180 in 2013 and $128,920 in 2014.

Other Commitments
In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, and other research-related activities. As of March 31, 2010, we had approximately $830,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which will be due in less than one year.
5. Stockholders’ Equity
Common Stock Transactions
In February 2010, we issued 12,000 shares of our common stock in settlement of an obligation accrued at December 31, 2009 in the amount of $90,000.
We may, from time to time, issue shares of our common stock to consultants or others in exchange for services. During March 2010 we issued an aggregate of 8,250 shares for consulting services and we recorded general and administrative expense of $46,500 related to the issuances.
Stock Options
In 2006 we adopted the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) for the granting of qualified incentive stock options (“ISO’s”), nonqualified stock options, restricted stock awards or restricted stock bonuses to employees, officers, directors, consultants and advisors of the Company. The exercise price for any option granted may not be less than fair value (110% of fair value for ISO’s granted to certain employees). Options granted under the 2006 Plan have a maximum ten-year term and generally vest over four years. The Company has reserved 1,040,000 shares of its common stock for issuance under the 2006 Plan.
The following table summarizes stock option activity for the three months ended March 31, 2010:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2009	958,955	$5.87
Granted	76,800	5.94
Exercised	—	—
Forfeited or Expired	—	—

Outstanding at March 31, 2010	1,035,755	$5.87

Exercisable at March 31, 2010	788,855	$5.59
Stock-based compensation expense related to the 2006 Plan was $141,845 and $388,820 for the three month periods ended March 31, 2010 and 2009, respectively. The table below shows the allocation of stock-based compensation expense related to our stock option plan between general and administrative expense and research and development expense. As of March 31, 2010 there was $1,199,131 of unrecognized compensation expense related to stock-based compensation arrangements subject to the 2006 Plan, which is expected to be recognized over a weighted average period of 2.2 years.

	Three Months Ended March 31,
Expense Allocated to:	2010	2009
General and Administrative Expense	$90,399	$303,381
Research and Development Expense	51,446	85,439

Total Stock-Based Compensation Expense Related to 2006 Plan	$141,845	$388,820

Compensatory Warrants
We may, from time to time, issue stock purchase warrants to consultants or other service providers in exchange for services. As of March 31, 2010, there were a total of 59,400 shares of our common stock covered by outstanding stock warrants all of which are currently exercisable at a weighted average exercise price of $7.00 per share and a weighted average remaining contractual life of 2.4 years. We recorded general and administrative expense of $30,267 and $-0- for the three month periods ended March 31, 2010 and 2009, respectively, related to the issuance of stock purchase warrants in exchange for services. As of March 31, 2010, there was $90,790 of unrecognized compensation expense related to compensatory warrant arrangements, which is expected to be recognized over a weighted average period of 0.8 years.

Investment Warrants
In addition to outstanding stock options and compensatory warrants, as of March 31, 2010 we had stock purchase warrants covering a total of 848,195 shares of our common stock which were issued to investors in previous transactions. Such warrants have a weighted-average exercise price of $16.50 per share and a weighted-average remaining contractual life of 2.3 years.
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
7. NIH Grant Funding
In September 2007, the National Institutes of Health (NIH) awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five year period which commenced October 2007, with an expected annual award of generally between $3 and $4 million per year (approximately $18.3 million in the aggregate). The most recent award is for the period September 1, 2009 through August 31, 2010 in the amount of $4.7 million. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. We record revenue associated with the grant as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations. During the three month period ended March 31, 2010, we recorded $1,338,560 of revenue associated with the grant.
8. Related Party Transactions
We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory. The expense associated with these ongoing patent cost reimbursements to Emory amounted to $21,333 during the three month period ending March 31, 2010.
We have entered into two research agreements with Emory for the purpose of conducting research and development activities associated with our IPCAVD grant from the NIH (see Note 7). During the three month period ending March 31, 2010, we recorded $284,131 of expense associated with these contracts. All amounts paid to Emory under these agreements are reimbursable to us pursuant to the NIH grant.
In March 2008, we entered into a consulting agreement with Donald Hildebrand, the Chairman of our Board of Directors and our former President and Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company. The term of the consulting agreement began on April 1, 2008 and will end on December 31, 2010. During the three month period ended March 31, 2010 we recorded $14,400 of expense associated with the consulting agreement.
9. Subsequent Events
Reverse Stock Split
The accompanying financial statements reflect a one-for-fifty reverse split of the Company’s common stock approved by the board of directors and stockholders of the Company and made effective by an amendment to the Company’s certificate of incorporation on April 27, 2010. All share and per share information herein that relates to the Company’s common stock has been retroactively restated to reflect the reverse stock split.
Increase in Authorized Capital
On April 13, 2010, the stockholders of the Company approved an increase to the Company’s authorized shares of common stock, from 18,000,000 to 40,000,000, made effective by filing an amendment to the Company’s certificate of incorporation on April 13, 2010.

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
Overview
GeoVax, a biotechnology company, focuses on developing vaccines to protect against or to treat diseases caused by HIV. We have exclusively licensed from Emory University vaccine technology which was developed at Emory University in collaboration with the NIH and the CDC.
Our major ongoing research and development programs are focused on the clinical development of our DNA and MVA vaccines (designed for use together in a prime-boost system) for the prevention and/or treatment of HIV/AIDS. We are developing two clinical pathways for our vaccine candidates — (i) as a preventative vaccine to prevent or control infection of individuals who are exposed to the HIV virus, and (ii) as a therapeutic vaccine to prevent development of AIDS in those individuals who have already been infected with the HIV virus.
Our HIV vaccine candidates have successfully completed preclinical efficacy testing in non-human primates and our preventative HIV vaccine candidate has completed Phase 1 clinical testing trials in humans.
Our preventative vaccine candidate is currently in a Phase 2a clinical trial, being conducted by the HIV Vaccine Trials Network, or the “HVTN,” with funding from the NIH. We expect to complete this trial during 2011 based on current patient enrollment rates.
With regard to our therapeutic vaccine candidate, the FDA recently gave allowance to begin a Phase 1 clinical trial. We expect the Phase 1 trial to generate vaccine performance data within 14 to 17 months and trial completion, with full enrollment, within 36 months after the date of first patient enrollment.
In addition to our clinical development program for our vaccine candidates, we are conducting preclinical research on the impact of adding adjuvants (immune system stimulants) to our vaccine components to investigate whether they can improve the effectiveness of our vaccine candidates. This work is being funded by the NIH through an Integrated Preclinical/Clinical AIDS Vaccine Development Grant (an “IPCAVD grant”) to GeoVax. If the activities funded by the IPCAVD grant are successful, it may result in a secondary clinical program for the development of the next generation of our HIV/AIDS vaccines.

Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and adjusts the estimates as necessary. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2009. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
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
Revenue Recognition
We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. Our revenue consists solely of grant funding received from the NIH. Revenue from this arrangement is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.
Stock-Based Compensation
We account for stock-based transactions in which the Company receives services from employees, directors or others in exchange for equity instruments based on the fair value of the award at the grant date. Compensation cost for awards of common stock is estimated based on the price of the underlying common stock on the date of issuance. Compensation cost for stock options or warrants is estimated at the grant date based on each instrument’s fair-value as calculated by the Black-Scholes option pricing model. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period for the award.
Liquidity and Capital Resources
At March 31, 2010, we had cash and cash equivalents of $2,603,108 and total assets of $3,835,150, as compared to $3,515,784 and $4,315,597, respectively, at December 31, 2009. Working capital totaled $2,580,020 at March 31, 2010, compared to $3,309,355 at December 31, 2009.
Sources and Uses of Cash
We are a development-stage company (as defined by ASC Topic 915, Development Stage Entities) and do not have any products approved for sale. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. Our primary sources of cash are from sales of our equity securities and from government grant funding.

Cash Flows from Operating Activities
Net cash used in operating activities was $912,676 for the three month period ended March 31, 2010 as compared to $460,209 for the comparable period in 2009. Generally, the differences between years are due to fluctuations in our net losses which, in turn, result primarily from fluctuations in expenditures from our research activities, offset or increased by net changes in our assets and liabilities.
The costs of conducting all of our human clinical trials to date, except for the therapeutic trial, have been borne by the HVTN, funded by the NIH, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. HVTN and NIH are bearing the cost of conducting our ongoing Phase 2a human clinical study, but we cannot predict the level of support we will receive from the HVTN and NIH for any additional clinical studies. We do not currently anticipate any governmental support for our planned Phase 1 therapeutic vaccine trial.
Our operations are also partially funded by the IPCAVD grant awarded to us in September 2007 by the NIH to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five year period which commenced October 2007, with an expected annual award of generally between $3 and $4 million per year (approximately $18.3 million in the aggregate). The most recent annual award under the grant is for the period September 1, 2009 through August 31, 2010 in the amount of $4.7 million. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production for human clinical trial testing, primarily with regard to our research into vaccine adjuvants. The funding we receive pursuant to this grant is recorded as revenue at the time the related expenditures are incurred, and thus partially offsets our net losses. If the annual grant does not occur, we will experience a shortfall in anticipated cash flow and will be required to seek other funds promptly to address the shortfall. We intend to pursue additional grants from the federal government; however, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. It will, therefore, be necessary for us to look to other sources of funding in order to finance our development activities.
Cash Flows from Investing Activities
Our investing activities have consisted predominantly of capital expenditures. There were no capital expenditures during the three months ended March 31, 2010 or for the comparable period in 2009.
Cash Flows from Financing Activities
Net cash provided by financing activities was $-0- and $240,000 for the three month periods ended March 31, 2010 and 2009, respectively. During the 2009 period we received $240,000 from the sale of our common stock to an investor pursuant to a stock purchase agreement which provided us the right to sell shares to the investor through July 31, 2010. We do not plan to sell additional shares under this agreement.
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
In any event, we anticipate raising additional capital during the remainder of 2010, although there can be no assurance that we will be able to do so. While we believe that we will be successful in obtaining the necessary financing to fund our operations through grants and/or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all.
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

On March 31, 2010, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission for a best efforts offering of from $5 to $40 million of units consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock. The specific number of units to be offered, the price range for the offering and the closing date of the offering have yet to be determined. The first $30 million of units sold in the offering will include only shares offered by the Company; however, the offering will also include up to $10 million of common stock sold by current stockholders. All of the warrants will be issued by the Company. The purpose of the offering will be to raise funds to support expanded clinical trials of our vaccines and for general business purposes. There can be no assurance that we will be able to successfully complete the offering, or that we will be able to sell all of the securities offered.
On April 13, 2010 we increased our authorized capital to 40 million shares (post-reverse split) of common stock, and on April 27, 2010 we implemented a reverse stock split of our common stock with a ratio of 1-for-50. We believe these actions will help us complete the proposed offering by allowing us to qualify our common stock for listing on The Nasdaq Capital Market, increasing our common stock share price and broadening the pool of investors to include investors who will not invest in shares with low prices, such as certain institutional investors.
We believe that our current working capital, combined with the proceeds from the IPCAVD grant awarded from the NIH, and without consideration given to net proceeds from the offering discussed above will be sufficient to support our planned level of operations through the end of 2010. Assuming the minimum amount of the offering is sold, we expect to have sufficient funding to support our planned operations through mid-2011. Assuming the offering is fully sold, we expect to have sufficient funding to support our planned operations through 2012. Should the financing we require to sustain our working capital needs beyond 2010 be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.
We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.
Contractual Obligations
As of March 31, 2010, we had firm purchase obligations of approximately $830,000 as compared to less than $10,000 at December 31, 2009; the increase relates to initiation of a vaccine manufacturing contract. We have no committed lines of credit and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2009.
Results of Operations
Net Loss
We recorded a net loss of $690,789 for the three months ended March 31, 2010 as compared to $861,509 for the three months ended March 31, 2009. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.
Grant Revenue
During the three months ended March 31, 2010 we recorded grant revenue of $1,338,560, as compared to $710,155 during the comparable period of 2009. During 2007, we were awarded the IPCAVD grant by the NIH to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five year period which commenced October 2007, with an expected annual award of generally between $3 to $4 million per year (approximately $18.3 million in the aggregate). We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production, primarily with regard to our research into vaccine adjuvants. The grant is subject to annual renewal, with the latest grant award covering the period from September 2009 through August 2010 in the amount of $4.7 million. As of March 31, 2010, there is approximately $2.7 million remaining from the current grant year’s award and (assuming that the remaining budgeted amounts under the grant are awarded annually to the Company) there is an additional $7.5 million available through the grant for the remainder of the original five year project period ending August 31, 2012).

Research and Development
During the three months ended March 31, 2010, we incurred $1,369,185, of research and development expense as compared to $857,236, during the three months ended March 31, 2009. Research and development expenses can vary considerably on a period-to-period basis, depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties, and due to fluctuations in the timing of other external expenditures related to our IPCAVD grant from the NIH. Research and development expense includes stock-based compensation expense of $51,446 and $85,439 for the three months ended March 31, 2010 and 2009, respectively (see discussion below). Our research and development costs do not include costs incurred by HVTN in conducting trials of GeoVax vaccines.
The increase in research and development expense during the three months ended March 31, 2010, as compared to the same period in 2009, is due primarily to increased costs associated with activities funded by our IPCAVD grant, and higher personnel costs associated with the addition of new scientific personnel. Our Phase 2a clinical trial for our preventative vaccine is being conducted and funded by the HVTN, but we cannot predict the level of support we may receive from the HVTN or other federal agencies (or divisions thereof) for our future clinical trials. We expect that our research and development costs will continue to increase during the remainder of 2010 and beyond as we progress through the human clinical trial process leading up to possible product approval by the FDA. We do not currently anticipate any governmental support for our planned Phase 1 therapeutic vaccine trial.
General and Administrative Expense
Our general and administrative expenses were $668,821 during the three months ended March 31, 20010, as compared to $723,815 during the three months ended March 31, 2009. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $167,166 and $303,381, for the three months ended March 31, 2010 and 2009, respectively (see discussion below). We expect that our general and administrative costs will increase in the future in support of expanded research and development activities and other general corporate activities
Stock-Based Compensation Expense
We recorded stock-based compensation expense of $218,612 and $388,820 during the three months ended March 31, 2010 and 2009, respectively, which was allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to common stock and stock purchase warrants issued to consultants. For the three months ended March 31, 2010 and 2009, stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2010	2009
General and Administrative Expense	$167,166	$303,381
Research and Development Expense	51,446	85,439

Total Stock-Based Compensation Expense	$218,612	$388,820

Other Income
Interest income for the three months ended March 31, 2010 and 2009 was $8,657 and $9,387, respectively. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

Item 3 Quantitative and Qualitative Disclosures About Market Risk
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 Defaults Upon Senior Securities
None.
Item 4 (Removed and Reserved)
None.
Item 5 Other Information
None.

Item 6 Exhibits

Exhibit
Number		Description
2.1		Agreement and Plan of Merger by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. dated January 20, 2006 (1)

2.2		First Amendment to Agreement and Plan of Merger by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. dated June 29, 2006 (2)

2.3		Second Amendment to Agreement and Plan of Merger by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. dated September 27, 2006 (3)

3.1		Certificate of Incorporation (4)

3.1.1		Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (5)

3.1.2		Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (6)

3.2		Bylaws (4)

10.4		Employment Agreement by and between GeoVax, Inc. and Mark Newman dated as of January 4, 2010 (7)

31.1	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.

(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2008.

(5)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed April 14, 2010.

(6)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed April 28, 2010.

(7)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC. (Registrant)
Date: May 4, 2010	By:	/s/ Mark W. Reynolds
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