Form 10-Q
period 2010-06-30
GeoVax Labs, Inc.
filed 2010-08-06
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of August 6, 2010, 15,654,846 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.
Index

		Page

Part I — FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	1

	Condensed Consolidated Statements of Operations for the three month and six month periods ended June 30, 2010 and 2009 and for the period from inception (June 27, 2001) to June 30, 2010 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (June 27, 2001) to June 30, 2010 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009 and for the period from inception (June 27, 2001) to June 30, 2010 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4	Controls and Procedures	14

Part II. — OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Removed and Reserved	15

Item 5	Other Information	15

Item 6	Exhibits	16

SIGNATURES		17

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I — FINANCIAL INFORMATION
Item 1 Financial Statements
GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,807,647	$3,515,784
Grant funds receivable	1,102,923	320,321
Prepaid expenses and other	37,791	44,615

Total current assets	2,948,361	3,880,720

Property and equipment, net of accumulated depreciation and amortization of $236,741 and $177,686 at June 30, 2010 and December 31, 2009, respectively	285,147	344,202

Other assets:
Licenses, net of accumulated amortization of $171,604 and $159,161 at June 30, 2010 and December 31, 2009, respectively	77,252	89,695
Deferred offering costs	524,886	—
Deposits and other	11,990	980

Total other assets	614,128	90,675

Total assets	$3,847,636	$4,315,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$602,047	$408,344
Amounts payable to Emory University (a related party)	622,460	163,021

Total current liabilities	1,224,507	571,365

Commitments

Stockholders’ equity:
Common stock, $.001 par value, 18,000,000 shares authorized; 15,654,846 and 15,632,564 shares outstanding at June 30, 2010 and December 31, 2009, respectively	15,655	15,633
Additional paid-in capital	21,769,200	21,266,447
Deficit accumulated during the development stage	(19,161,726)	(17,537,848)

Total stockholders’ equity	2,623,129	3,744,232

Total liabilities and stockholders’ equity	$3,847,636	$4,315,597

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		From Inception
	June 30,		June 30,		(June 27, 2001) to
	2010	2009	2010	2009	June 30, 2010
Grant revenue	$1,737,169	$752,800	$3,075,729	$1,462,955	$13,302,279

Operating expenses:
Research and development	1,741,966	1,202,894	3,111,151	2,060,130	19,671,496
General and administrative	935,868	906,055	1,604,689	1,629,870	13,117,659

Total operating expenses	2,677,834	2,108,949	4,715,840	3,690,000	32,789,155

Loss from operations	(940,665)	(1,356,149)	(1,640,111)	(2,227,045)	(19,486,876)

Other income (expense):
Interest income	7,576	7,495	16,233	16,882	330,819
Interest expense	—	—	—	—	(5,669)

Total other income (expense)	7,576	7,495	16,233	16,882	325,150

Net loss	$(933,089)	$(1,348,654)	$(1,623,878)	$(2,210,163)	$(19,161,726)

Basic and diluted:
Loss per common share	$(0.06)	$(0.09)	$(0.10)	$(0.15)	$(1.96)
Weighted average shares outstanding	15,653,380	15,038,659	15,647,712	15,008,250	9,770,758
See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid-In Capital	Receivable	Stage	(Deficiency)
Capital contribution at inception (June 27, 2001)	—	$—	$10	$—	$—	$10
Net loss for the period ended December 31, 2001	—	—	—	—	(170,592)	(170,592)

Balance at December 31, 2001	—	—	10	—	(170,592)	(170,582)
Sale of common stock for cash	2,789,954	2,790	(2,320)	—	—	470
Issuance of common stock for technology license	704,534	705	148,151	—	—	148,856
Net loss for the year ended December 31, 2002	—	—	—	—	(618,137)	(618,137)

Balance at December 31, 2002	3,494,488	3,495	145,841	—	(788,729)	(639,393)
Sale of common stock for cash	1,229,278	1,229	2,458,380	—	—	2,459,609
Net loss for the year ended December 31, 2003	—	—	—	—	(947,804)	(947,804)

Balance at December 31, 2003	4,723,766	4,724	2,604,221	—	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable	1,482,605	1,483	2,988,436	(2,750,000)	—	239,919
Cash payments received on stock subscription receivable	—	—	—	750,000	—	750,000
Issuance of common stock for technology license	49,420	49	99,951	—	—	100,000
Net loss for the year ended December 31, 2004	—	—	—	—	(2,351,828)	(2,351,828)

Balance at December 31, 2004	6,255,791	6,256	5,692,608	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	—	—	—	1,500,000		1,500,000
Net loss for the year ended December 31, 2005	—	—	—	—	(1,611,086)	(1,611,086)

Balance at December 31, 2005	6,255,791	6,256	5,692,608	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable	—	—	—	500,000	—	500,000
Conversion of preferred stock to common stock	3,550,851	3,551	1,071,565	—	—	1,075,116
Common stock issued in connection with merger	4,359,891	4,360	1,708,489	—	—	1,712,849
Issuance of common stock for cashless warrant exercise	56,825	57	(57)	—	—	—
Net loss for the year ended December 31, 2006	—	—	—	—	(584,166)	(584,166)

Balance at December 31, 2006	14,223,358	14,224	8,472,605	—	(6,283,613)	2,203,216
Sale of common stock for cash	406,729	407	3,162,543	—	—	3,162,950
Issuance of common stock upon stock option exercise	2,471	2	4,998	—	—	5,000
Stock-based compensation expense	—	—	1,518,496	—	—	1,518,496
Net loss for the year ended December 31, 2007	—	—	—	—	(4,241,796)	(4,241,796)

Balance at December 31, 2007	14,632,558	$14,633	$13,158,642	$—	$(10,525,409)	$2,647,866
Continued on following page

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid-In Capital	Receivable	Stage	(Deficiency)
Balance at December 31, 2007	14,632,558	$14,633	$13,158,642	$—	$(10,525,409)	$2,647,866
Sale of common stock for cash in private placement transactions	176,129	176	1,364,824	—	—	1,365,000
Transactions related to common stock purchase agreement with Fusion Capital	130,290	130	405,961	—	—	406,091
Stock-based compensation:
Stock options	—	—	1,798,169	—	—	1,798,169
Consultant warrants	—	—	146,880	—	—	146,880
Issuance of common stock for consulting services	10,000	10	73,990	—	—	74,000
Net loss for the year ended December 31, 2008	—	—	—	—	(3,728,187)	(3,728,187)

Balance at December 31, 2008	14,948,977	14,949	16,948,466	—	(14,253,596)	2,709,819
Transactions related to common stock purchase agreement with Fusion Capital	216,261	216	1,519,784	—	—	1,520,000
Sale of common stock for cash upon exercise of stock purchase warrant	462,826	463	1,499,537	—	—	1,500,000
Stock-based compensation:
Stock options	—	—	1,221,764	—	—	1,221,764
Consultant warrants	—	—	45,401	—	—	45,401
Issuance of common stock for consulting services	4,500	5	31,495	—	—	31,500
Net loss for the year ended December 31, 2009	—	—	—	—	(3,284,252)	(3,284,252)

Balance at December 31, 2009	15,632,564	15,633	21,266,447	—	(17,537,848)	3,744,232
Issuance of common stock in lieu of cash payment (unaudited)	12,000	12	89,988	—	—	90,000
Stock-based compensation (unaudited):
Stock options	—	—	299,638	—	—	299,638
Consultant warrants	—	—	60,534	—	—	60,534
Issuance of common stock for consulting services	10,500	10	53,803	—	—	53,813
Fractional share payout upon reverse split (unaudited)	(218)	—	(1,210)	—	—	(1,210)
Net loss for the six months ended June 30, 2010 (unaudited)	—	—	—	—	(1,623,878)	(1,623,878)

Balance at June 30, 2010 (unaudited)	15,654,846	$15,655	$21,769,200	$—	$(19,161,726)	$2,623,129

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended		From Inception
	June 30,		(June 27, 2001) to
	2010	2009	June 30, 2010

Cash flows from operating activities:
Net loss	$(1,623,878)	$(2,210,163)	$(19,161,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,498	34,500	408,345
Accretion of preferred stock redemption value	—	—	346,673
Stock-based compensation expense	413,985	769,830	5,250,195
Changes in assets and liabilities:
Grant funds receivable	(782,602)	(36,765)	(1,102,923)
Prepaid expenses and other current assets	(117,386)	260,963	(222,001)
Deposits & other assets	(11,010)	(2,500)	(11,990)
Accounts payable and accrued expenses	741,932	(13,800)	1,313,297

Total adjustments	256,417	1,012,228	5,981,596

Net cash used in operating activities	(1,367,461)	(1,197,935)	(13,180,130)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(521,888)

Net cash used in investing activities	—	—	(521,888)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	830,000	15,121,898
Net proceeds from sale of preferred stock	—	—	728,443
Costs associated with planned stock offering	(340,676)	—	(340,676)

Net cash provided (used) by financing activities	(340,676)	830,000	15,509,665

Net increase (decrease) in cash and cash equivalents	(1,708,137)	(367,935)	1,807,647
Cash and cash equivalents at beginning of period	3,515,784	2,191,180	—

Cash and cash equivalents at end of period	$1,807,647	$1,823,245	$1,807,647

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$5,669
See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
1. Description of Company and Basis of Presentation
GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a biotechnology company dedicated to developing vaccines that prevent and fight Human Immunodeficiency Virus (“HIV”) infections, that result in Acquired Immunodeficiency Syndrome (“AIDS”). We have exclusively licensed from Emory University (“Emory”) vaccine technology which was developed in collaboration with the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”). GeoVax is incorporated under the laws of the State of Delaware and our principal offices are located in Smyrna, Georgia (metropolitan Atlanta area).
We have preventative vaccines being evaluated in a Phase 2a human clinical trial in individuals who are not HIV infected and have recently begun a Phase 1 human therapeutic clinical trial in individuals who are HIV infected. Our preventative vaccines seek to prevent or control infection by HIV, reduce the rate of disease progression to AIDS and reduce the risk of HIV transmission. Our therapeutic vaccines target impeding viral replication to reduce viral load in HIV infected individuals with a view to reducing or eliminating the need for anti-HIV medications, and thereby reduce the cost of treatment and the detrimental side effects associated with current drug treatments.
Our current vaccines under development address the subtype, known as clade B, of the HIV virus that is most prevalent in the developed world. Our vaccines have been shown to induce strong T-cell (a type of white blood cell) and antibody immune responses in non-human primates against the simian immunodeficiency virus, the primate version of the HIV virus. Our goals include applying our technology and expertise to develop additional HIV vaccines for global markets that have different clades of the virus, manufacturing and testing these vaccines, conducting human trials for vaccine safety and effectiveness, and obtaining regulatory approvals to advance the development and commercialization of our vaccines.
GeoVax is devoting all of its present efforts to research and development and is a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 915, Development Stage Entities. The accompanying financial statements at June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. Our operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 those accounting policies that we consider significant in determining our results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.
As described in Note 5, on April 27, 2010, GeoVax effected a one-for-fifty reverse stock split of its common stock. The accompanying financial statements and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock split.
2. New Accounting Standards
There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we expect to have a material impact on our financial statements.
3. Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares primarily consist of employee stock options and warrants issued to investors. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 1.9 million and 2.3 million shares at June 30, 2010 and 2009, respectively.

4. Commitments
Lease Agreement
We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta). Future minimum lease payments pursuant to the operating lease total $57,570 for the remainder of 2010, $118,010 in 2011, $121,560 in 2012, $125,180 in 2013 and $128,920 in 2014.
Other Commitments
In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, and other research-related activities. As of June 30, 2010, we had approximately $505,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which will be due in less than one year.
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
Increase in Authorized Shares of Common Stock
On April 13, 2010, the stockholders of the Company approved an increase to the Company’s authorized shares of common stock, from 18,000,000 to 40,000,000, made effective by filing an amendment to the Company’s certificate of incorporation on April 13, 2010.
Common Stock Transactions
In February 2010, we issued 12,000 shares of our common stock in settlement of an obligation accrued at December 31, 2009 in the amount of $90,000. During March 2010 we issued an aggregate of 8,250 shares for consulting services and recorded general and administrative expense of $46,500 related to the issuances. During June 2010 we issued 2,250 shares for consulting services and recorded general and administrative expense of $7,313 related to the issuance.
Stock Options
In 2006 we adopted the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) for the granting of qualified incentive stock options (“ISO’s”), nonqualified stock options, restricted stock awards or restricted stock bonuses to employees, officers, directors, consultants and advisors of the Company. The exercise price for any option granted may not be less than fair value (110% of fair value for ISO’s granted to certain employees). Options granted under the 2006 Plan have a maximum ten-year term and generally vest over three years. The Company has reserved 1,040,000 shares of its common stock for issuance under the 2006 Plan.
The following table summarizes stock option activity for the six months ended June 30, 2010:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2009	958,956	$5.87
Granted	76,800	5.94
Exercised	—	—
Forfeited or Expired	—	—

Outstanding at June 30, 2010	1,035,756	$5.87

Exercisable at June 30, 2010	804,849	$5.64
Stock-based compensation expense related to the 2006 Plan was $157,794 and $299,638 for the three month and six month periods ended June 30, 2010, as compared to $381,009 and $769,829 for the three month and six month periods ended June 30, 2009, respectively. The table below shows the allocation of stock-based compensation expense related to our stock option plan between general and administrative expense and research and development expense. As of June 30, 2010, there was $1,041,337 of unrecognized compensation expense related to stock-based compensation arrangements subject to the 2006 Plan, which is expected to be recognized over a weighted average period of 2.0 years.

	Three Months Ended June 30,		Six Months Ended June 30,
Expense Allocated to:	2010	2009	2010	2009
General and Administrative Expense	$106,348	$295,570	$196,747	$598,952
Research and Development Expense	51,446	85,439	102,891	170,878

Total	$157,794	$381,009	$299,638	$769,830

Compensatory Warrants
We may, from time to time, issue stock purchase warrants to consultants or other service providers in exchange for services. As of June 30, 2010, there were a total of 59,400 shares of our common stock covered by outstanding stock warrants (58,050 of which are currently exercisable) with a weighted average exercise price of $7.00 per share and a weighted average remaining contractual life of 2.2 years. We recorded general and administrative expense of $30,267 and $60,534 for the three and six month periods ended June 30, 2010 respectively, related to the issuance of stock purchase warrants in exchange for services, all of which was allocated to general and administrative expense. There was no expense associated with compensatory warrants during the three month or six month periods ended June 30, 2009. As of June 30, 2010, there was $60,523 of unrecognized compensation expense related to compensatory warrant arrangements, which is expected to be recognized over a weighted average period of 0.5 years.
Investment Warrants
In addition to outstanding stock options and compensatory warrants, as of June 30, 2010 we had stock purchase warrants covering a total of 848,194 shares of our common stock which were issued to investors in previous transactions, all of which are currently exercisable. Such warrants have a weighted-average exercise price of $16.50 per share and a weighted-average remaining contractual life of 2.1 years.
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
8. Related Party Transactions
We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory. The expense associated with these ongoing patent cost reimbursements to Emory amounted to $21,333 during the six month period ending June 30, 2010.
We have entered into two research agreements with Emory for the purpose of conducting research and development activities associated with our IPCAVD grant from the NIH (see Note 7). During the six month period ending June 30, 2010, we recorded $1,029,879 of expense associated with these contracts. All amounts paid to Emory under these agreements are reimbursable to us pursuant to the IPCAVD grant from the NIH.

In March 2008, we entered into a consulting agreement with Donald Hildebrand, the Chairman of our Board of Directors and our former President and Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company. The term of the consulting agreement began on April 1, 2008 and will end on December 31, 2010. During the six month period ended June 30, 2010 we recorded $28,800 of expense associated with the consulting agreement.
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
Overview
GeoVax, a biotechnology company, focuses on developing vaccines to protect against or to treat diseases caused by HIV. We have exclusively licensed vaccine technology from Emory University that was developed at Emory University in collaboration with the NIH and the CDC.
Our major ongoing research and development programs are focused on the clinical development of vaccines designed for use in a prime-boost system for the prevention and/or treatment of HIV/AIDS. We are developing two clinical pathways for our vaccine candidates — (i) as a preventative vaccine to prevent or control infection of individuals who are exposed to the HIV virus, and (ii) as a therapeutic vaccine to prevent development of AIDS in those individuals who have already been infected with the HIV virus. Our vaccine candidates incorporate two delivery components: a recombinant DNA (deoxyribonucleic acid); and a recombinant poxvirus, designated modified vaccinia Ankara (MVA), which both deliver genes that encode inactivated HIV derived proteins to the immune system. Both components are designed to support production of non-infectious virus-like particles in vaccinated individuals that prime and boost immune responses. When administered in series, our vaccine candidates induce strong T cell and antibody responses against multiple HIV proteins.
Our HIV vaccine candidates have successfully completed pre-clinical efficacy testing in non-human primates and our preventative HIV vaccine candidate has completed Phase 1 clinical testing trials in humans.
Our preventative vaccine candidate is currently in a Phase 2a human clinical trial, being conducted by the HIV Vaccine Trials Network (the “HVTN”) with funding from the NIH. We expect to complete patient enrollment for this trial by the end of 2010, with trial completion during 2011.
With regard to our therapeutic vaccine candidate, we recently initiated a Phase 1 human clinical trial and are recruiting patients. We expect the Phase 1 clinical trial to begin generating vaccine safety and performance data during the first half of 2011 with trial completion in the 2012-2013 timeframe.
In addition to our clinical development program for our vaccine candidates, we are conducting preclinical research on the impact of adding an adjuvant (immune system stimulant) to the DNA priming component of our vaccine to investigate whether they can improve the effectiveness of our vaccine candidates. This work is being funded by the NIH through an Integrated Preclinical/Clinical AIDS Vaccine Development Grant (an “IPCAVD grant”) to GeoVax. We are currently formulating plans to begin Phase 1 human clinical testing of this product during 2011, which may result in a second generation of our preventative HIV vaccine.

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
Stock-Based Compensation
We account for stock-based transactions in which the Company receives services from employees, directors or others in exchange for equity instruments based on the fair value of the award at the grant date. Compensation cost for awards of common stock is estimated based on the price of the underlying common stock on the date of issuance. Compensation cost for stock options or warrants is estimated at the grant date based on each instrument’s fair-value as calculated by the Black-Scholes option pricing model. We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period for the award.
Liquidity and Capital Resources
At June 30, 2010, we had cash and cash equivalents of $1,807,647 and total assets of $3,847,636, as compared to $3,515,784 and $4,315,597, respectively, at December 31, 2009. Working capital totaled $1,723,854 at June 30, 2010, compared to $3,309,355 at December 31, 2009.
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
Cash Flows from Operating Activities
Net cash used in operating activities was $1,367,461 for the six month period ended June 30, 2010, as compared to $1,197,935 for the comparable period in 2009. Generally, the differences between years are due to fluctuations in our net losses which, in turn, result primarily from fluctuations in expenditures from our research activities, offset or increased by net changes in our assets and liabilities.

The costs of conducting all of our human clinical trials to date, except for the therapeutic trial, have been borne by the HVTN, funded by the NIH, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. The HVTN and NIH are bearing the cost of conducting our ongoing Phase 2a human clinical study, but we cannot predict the level of support we will receive from the HVTN and NIH for any additional clinical studies.
We are currently not receiving any governmental support for our Phase 1 therapeutic vaccine trial, but we have applied for certification of up to $7.7 million of our qualified expenditures during 2009 and 2010 (including expenditures for the Phase 1 trial) under the Qualifying Therapeutic Discovery Project (QTDP) Program enacted as part of the Patient Protection and Affordable Care Act of 2010. If our application is approved, it may result in a cash grant to GeoVax of up to $3.8 million (50% of qualified expenditures) during 2011. We cannot, however, predict whether our application will be approved, or whether we will receive the full amount of our request.
Our operations are also partially funded by the IPCAVD grant awarded to us in September 2007 by the NIH to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five-year period which commenced in October 2007, with an expected annual award of generally between $3 and $4 million per year (approximately $18.3 million in the aggregate). The most recent annual award under the grant is for the period that commenced on September 1, 2009 through August 31, 2010 in the amount of $4.7 million. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production for human clinical trial testing, primarily with regard to our research into vaccine adjuvants. The funding we receive pursuant to this grant is recorded as revenue at the time the related expenditures are incurred, and thus partially offsets our net losses. As of June 30, 2010, there is approximately $950,000 remaining from the current grant year’s award and (assuming that the remaining budgeted amounts under the grant are awarded annually to the Company) there is an additional $7.5 million available through the grant for the remainder of the original five year project period ending August 31, 2012. If the annual grant does not occur, we will experience a shortfall in anticipated cash flow and will be required to promptly seek other funds to address the shortfall.
We intend to pursue additional grants from the federal government. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Therefore, it will be necessary for us to look to other sources of funding in order to finance our development activities.
Cash Flows from Investing Activities
Our investing activities have consisted predominantly of capital expenditures. There were no capital expenditures during the six month period ended June 30, 2010 or for the comparable period in 2009.
Cash Flows from Financing Activities
Net cash used by financing activities was $340,676 for the six month period ended June 30, 2010, as compared to net cash provided by financing activities of $830,000 for the comparable period in 2009. The cash used by financing activities during the 2010 period relates to costs associated with our planned stock offering (see discussion below). The cash generated from financing activities during the 2009 period relates to the sale of our common stock to an investor pursuant to a stock purchase agreement that provided us the right to sell shares to the investor through July 31, 2010. We chose not to sell any of our stock pursuant to this agreement during the 2010 period and this agreement has now expired.
Our capital requirements, particularly as they relate to product research and development, have been and will continue to be significant. We anticipate incurring additional losses for several years as we expand our drug development and clinical programs and proceed into higher cost human clinical trials. Conducting clinical trials for our vaccine candidates in development is a lengthy, time-consuming and expensive process. We will not generate revenues from the sale or license of our products for at least several years, if at all. For the foreseeable future, we will be dependent on obtaining financing from the government and other third parties in order to maintain our operations, including our clinical program. Due to the existing uncertainty in the capital and credit markets, and adverse regional and national economic conditions which may persist or worsen, capital may not be available on terms acceptable to us, or at all. If we fail to obtain additional funding when needed, we will be forced to scale back or terminate our operations, or to seek to merge with or to be acquired by another company. And if we are unable to successfully develop our products, our business, financial condition and results of operations will be adversely impacted.
On March 31, 2010, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission for a public offering of our common stock and warrants, with the intention of raising gross proceeds of up to $30 million for the Company. The primary purpose of the offering was to generate funds to support expanded clinical trials and a more aggressive approach to our clinical pathways. In June, we decided to defer and modify the offering based on market conditions both in the broad market and with our own stock. We have not yet determined the details of a revised offering or made a final decision to conduct one. Currently we believe it will be deferred until after Labor Day, will likely be for a much smaller amount than originally anticipated (possibly in the $5-10 million range), and will be marketed to both retail and institutional investors. We do not expect to include any selling stockholders. The specific number of units to be offered, the price range for the offering, and the closing date of the offering, if any, have yet to be determined. If we decide to conduct the deferred offering, we will amend the registration statement on file with the SEC to reflect changes in the terms of the offering and to update other information. There can be no assurance that we will be able to successfully complete the offering, or that we will be able to sell all of the securities offered.

Our current working capital, combined with the proceeds from the IPCAVD grant awarded from the NIH, should be sufficient to support our planned level of operations into the first quarter of 2011, with no changes to our current business plan. As discussed above, we anticipate raising additional capital during the remainder of 2010, although there can be no assurance that we will be able to do so. We project that a successful offering with gross proceeds of $5.0 million or more will be sufficient to fund our planned operations into 2012. While we believe that we will be successful in obtaining the necessary financing to fund our operations through government grants, the offering discussed above, and/or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.
We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.
Contractual Obligations
As of June 30, 2010, we had firm purchase obligations of approximately $505,000 as compared to less than $10,000 at December 31, 2009; the increase relates primarily to initiation of a vaccine manufacturing contract. We have no committed lines of credit and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2009.
Results of Operations
Net Loss
We recorded a net loss of $933,089 for the three months ended June 30, 2010 as compared to a net loss of $1,348,654 for the three months ended June 30, 2009. For the six months ended June 30, 2010, we recorded a net loss of $1,623,878, as compared to a net loss of $2,210,163 for the six months ended June 30, 2009. Our net losses typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.
Grant Revenue
During the three and six month periods ended June 30, 2010 we recorded grant revenue of $1,737,169 and $3,075,729, respectively, as compared to $752,800 and $1,462,955, respectively, during the comparable periods of 2009. During 2007, we were awarded the IPCAVD grant by the NIH to support our HIV/AIDS vaccine program. The grant is subject to annual renewal, with the latest grant award covering the period from September 2009 through August 2010 in the amount of $4.7 million. As of June 30, 2010, there is approximately $950,000 remaining from the current grant year’s award and (assuming that the remaining budgeted amounts under the grant are awarded annually to the Company) there is an additional $7.5 million available through the grant for the remainder of the original five year project period ending August 31, 2012.
Research and Development
During the three month and six month periods ended June 30, 2010, we incurred $1,741,966 and $3,111,151, respectively, of research and development expense as compared to $1,202,894 and $2,060,130, respectively, during the three month and six month periods ended June 30, 2009. Research and development expenses can vary considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, and due to fluctuations in the timing of expenditures related to our IPCAVD grant from the NIH. Research and development expense for the three month and six month periods of 2010 includes stock-based compensation expense of $51,446 and $102,891, respectively, while the comparable periods of 2009 include stock-based compensation expense of $85,439 and $170,878, respectively (see discussion under “Stock-Based Compensation Expense” below). Our research and development costs do not include costs incurred by HVTN in conducting trials of GeoVax vaccines.
The increase in research and development expense during the three and six month periods ended June 30, 2010, as compared to the same periods in 2009, is due primarily to increased costs associated with activities funded by our IPCAVD grant, vaccine manufacturing costs, and costs associated with initiating a Phase 1 clinical trial for our therapeutic vaccine candidate. We expect that our research and development costs will continue to increase during the remainder of 2010 and beyond as we progress through the human clinical trial process leading up to possible product approval by the FDA.

Our vaccine candidates still require significant, time-consuming and costly research and development, testing and regulatory clearances. Completion of clinical development will take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The cost of the ongoing Phase 2a clinical trial for our preventative vaccine is being funded by the HVTN, but we cannot be certain whether the HVTN or any other external source will provide funding for further development. We intend to seek government or third party support for future clinical human trials, but there can be no assurance that we will be successful. The duration and the cost of future clinical trials may vary significantly over the life of the project as a result of differences arising during development of the human clinical trial protocols, including, among others:
•	the number of patients that ultimately participate in the clinical trial;

•	the duration of patient follow-up that seems appropriate in view of the results;

•	the number of clinical sites included in the clinical trials; and

•	the length of time required to enroll suitable patient subjects.
Due to the uncertainty regarding the timing and regulatory approval of clinical trials and pre-clinical studies, our future expenditures are likely to be highly volatile in future periods depending on the outcomes of the trials and studies. From time to time, we will make determinations as to how much funding to direct to these programs in response to their scientific, clinical and regulatory success, anticipated market opportunity and the availability of capital to fund our programs.
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
General and Administrative Expense
During the three month and six month periods ended June 30, 2010, we incurred general and administrative costs of $935,868 and $1,604,689, respectively, as compared to $906,055 and $1,629,870, respectively, during the comparable periods in 2009. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense for the three month and six month periods of 2010 include stock-based compensation expense of $106,348 and $196,747, respectively; while the comparable periods of 2009 include stock-based compensation expense of $295,570 and $598,952, respectively (see discussion under “Stock-Based Compensation Expense” below). We expect that our general and administrative costs will increase in the future in support of expanded research and development activities and other general corporate activities
Stock-Based Compensation Expense
We recorded stock-based compensation expense of $195,374 and $413,985 during the three month and six month periods ended June 30, 2010, respectively, as compared to $381,009 and $769,829, respectively, during the comparable periods of 2009. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to common stock and stock purchase warrants issued to consultants. We allocate stock-based compensation expense to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three month and six month periods ended June 30, 2010 and 2009, stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Expense Allocated to:	2010	2009	2010	2009
General and Administrative Expense	$143,928	$295,570	$311,094	$598,952
Research and Development Expense	51,446	85,439	102,891	170,878

Total Stock-Based Compensation Expense	$195,374	$381,009	$413,985	$769,830

Other Income
Interest income for the three month and six month periods ended June 30, 2010 was $7,576 and $16,233, respectively, as compared to $7,495 and $16,882, respectively, for the three months and six months ended June 30, 2009. The variances between periods are attributable to generally lower interest rates, and lower incremental cash balances available for investment during each respective period.

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
Our management has carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
On June 1, 2010, we issued 2,250 shares of our common stock to Equinox One Consulting, LLC for services rendered pursuant to a consulting agreement with the Company.
For this transaction the Company relied upon Section 4(2) of the Securities Act and Rule 506 promulgated thereunder to issue the common stock. The shares were offered to a single accredited investor who acquired the shares for investment in a transaction that did not involve a general solicitation.
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

GEOVAX LABS, INC. (Registrant)
Date: August 6, 2010	By:	/s/ Mark W. Reynolds
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