Form 10-Q
period 2010-09-30
GeoVax Labs, Inc.
filed 2010-11-08
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of November 8, 2010, 15,654,846 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.
Index

Page

Part I — FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	1

Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2010 and 2009 and for the period from inception (June 27, 2001) to September 30, 2010 (unaudited)	2

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (June 27, 2001) to September 30, 2010 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009 and for the period from inception (June 27, 2001) to September 30, 2010 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 Quantitative and Qualitative Disclosures about Market Risk	14

Item 4 Controls and Procedures	14

Part II. — OTHER INFORMATION

Item 1 Legal Proceedings	15

Item 1A Risk Factors	15

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3 Defaults Upon Senior Securities	15

Item 4 Removed and Reserved	15

Item 5 Other Information	15

Item 6 Exhibits	16

SIGNATURES	17

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I — FINANCIAL INFORMATION

Item 1	Financial Statements
GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,426,342	$3,515,784
Grant funds receivable	694,994	320,321
Prepaid expenses and other	15,649	44,615

Total current assets	2,136,985	3,880,720

Property and equipment, net of accumulated depreciation and amortization of $266,269 and $177,686 at September 30, 2010 and December, 31, 2009, respectively	255,619	344,202

Other assets:
Licenses, net of accumulated amortization of $177,825 and $159,161 at September 30, 2010 and December 31, 2009, respectively	71,031	89,695
Deferred offering costs	517,173	—
Deposits and other	11,990	980

Total other assets	600,194	90,675

Total assets	$2,992,798	$4,315,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$354,502	$408,344
Amounts payable to Emory University (a related party)	492,517	163,021

Total current liabilities	847,019	571,365

Commitments

Stockholders’ equity:
Common stock, $.001 par value, 40,000,000 shares authorized; 15,654,846 and 15,632,564 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	15,655	15,633
Additional paid-in capital	21,936,516	21,266,447
Deficit accumulated during the development stage	(19,806,392)	(17,537,848)

Total stockholders’ equity	2,145,779	3,744,232

Total liabilities and stockholders’ equity	$2,992,798	$4,315,597

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		From Inception
	September 30,		September 30,		(June 27,2001) to
	2010	2009	2010	2009	September 30, 2010
Grant revenue	$1,163,288	$1,808,551	$4,239,017	$3,271,506	$14,465,567

Operating expenses:
Research and development	908,780	1,470,200	4,019,931	3,530,329	20,580,276
General and administrative	903,850	573,906	2,508,539	2,203,776	14,021,509

Total operating expenses	1,812,630	2,044,106	6,528,470	5,734,105	34,601,785

Loss from operations	(649,342)	(235,555)	(2,289,453)	(2,462,599)	(20,136,218)

Other income (expense):
Interest income	4,676	4,740	20,909	21,622	335,495
Interest expense	—	—	—	—	(5,669)

Total other income (expense)	4,676	4,740	20,909	21,622	329,826

Net loss	$(644,666)	$(230,815)	$(2,268,544)	$(2,440,977)	$(19,806,392)

Basic and diluted:
Loss per common share	$(0.04)	$(0.02)	$(0.14)	$(0.16)	$(1.99)
Weighted average shares outstanding	15,654,846	15,134,441	15,650,116	15,050,776	9,949,240
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
Continued on following page

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid-In Capital	Receivable	Stage	(Deficiency)
Balance at December 31, 2007	14,632,558	$14,633	$13,158,642	$—	$(10,525,409)	$2,647,866
Sale of common stock for cash in private placement transactions	176,129	176	1,364,824	—	—	1,365,000
Transactions related to common stock purchase agreement with Fusion Capital	130,290	130	405,961	—	—	406,091
Stock-based compensation:
Stock options	—	—	1,798,169	—	—	1,798,169
Consultant warrants	—	—	146,880	—	—	146,880
Issuance of common stock for consulting services	10,000	10	73,990	—	—	74,000
Net loss for the year ended December 31, 2008	—	—	—	—	(3,728,187)	(3,728,187)

Balance at December 31, 2008	14,948,977	14,949	16,948,466	—	(14,253,596)	2,709,819
Transactions related to common stock purchase agreement with Fusion Capital	216,261	216	1,519,784	—	—	1,520,000
Sale of common stock for cash upon exercise of stock purchase warrant	462,826	463	1,499,537	—	—	1,500,000
Stock-based compensation:
Stock options	—	—	1,221,764	—	—	1,221,764
Consultant warrants	—	—	45,401	—	—	45,401
Issuance of common stock for consulting services	4,500	5	31,495	—	—	31,500
Net loss for the year ended December 31, 2009	—	—	—	—	(3,284,252)	(3,284,252)

Balance at December 31, 2009	15,632,564	15,633	21,266,447	—	(17,537,848)	3,744,232
Issuance of common stock in lieu of cash payment (unaudited)	12,000	12	89,988	—	—	90,000
Stock-based compensation (unaudited):
Stock options	—	—	436,687	—	—	436,687
Consultant warrants	—	—	90,801	—	—	90,801
Issuance of common stock for consulting services	10,500	10	53,803	—	—	53,813
Fractional share payout upon reverse split (unaudited)	(218)	—	(1,210)	—	—	(1,210)
Net loss for the nine months ended September 30, 2010 (unaudited)	—	—	—	—	(2,268,544)	(2,268,544)

Balance at September 30, 2010 (unaudited)	15,654,846	$15,655	$21,936,516	$—	$(19,806,392)	$2,145,779

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended		From Inception
	September 30,		(June 27, 2001) to
	2010	2009	September 30, 2010

Cash flows from operating activities:
Net loss	$(2,268,544)	$(2,440,977)	$(19,806,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,247	56,456	444,094
Accretion of preferred stock redemption value	—	—	346,673
Stock-based compensation expense	581,301	1,117,290	5,417,511
Changes in assets and liabilities:
Grant funds receivable	(374,673)	(232,870)	(694,994)
Prepaid expenses and other current assets	28,966	245,994	(15,649)
Deferred offering costs	(260,000)	—	(260,000)
Deposits & other assets	(11,010)	—	(11,990)
Accounts payable and accrued expenses	364,444	2,352	935,809

Total adjustments	436,275	1,189,222	6,161,454

Net cash used in operating activities	(1,832,269)	(1,251,755)	(13,644,938)

Cash flows from investing activities:
Purchase of property and equipment	—	(62,733)	(521,888)

Net cash used in investing activities	—	(62,733)	(521,888)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	2,540,000	15,121,898
Net proceeds from sale of preferred stock	—	—	728,443
Costs associated with planned stock offering	(257,173)	—	(257,173)

Net cash provided (used) by financing activities	(257,173)	2,540,000	15,593,168

Net increase (decrease) in cash and cash equivalents	(2,089,442)	1,225,512	1,426,342
Cash and cash equivalents at beginning of period	3,515,784	2,191,180	—

Cash and cash equivalents at end of period	$1,426,342	$3,416,692	$1,426,342

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$5,669
See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
GeoVax is devoting all of its present efforts to research and development and is a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 915, Development Stage Entities. The accompanying financial statements at September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. Our operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
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
2. New Accounting Standards
There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we expect to have a material impact on our financial statements.
3. Basic and Diluted Loss Per Common Share
Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares primarily consist of employee stock options and warrants issued to investors. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 1.9 million and 1.8 million shares at September 30, 2010 and 2009, respectively.

4. Commitments
Lease Agreement
We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta). Future minimum lease payments pursuant to the operating lease total $29,355 for the remainder of 2010, $118,010 in 2011, $121,560 in 2012, $125,180 in 2013 and $128,920 in 2014.
Other Commitments
In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, and other research-related activities. As of September 30, 2010, we had approximately $501,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which will be due in less than one year.
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
Common Stock Transactions
In February 2010, we issued 12,000 shares of our common stock in settlement of an obligation accrued at December 31, 2009 in the amount of $90,000. During March 2010, we issued an aggregate of 8,250 shares for consulting services and recorded general and administrative expense of $46,500 related to the issuances. During June 2010, we issued 2,250 shares for consulting services and recorded general and administrative expense of $7,313 related to the issuance.
Stock Options
In 2006, we adopted the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) for the granting of qualified incentive stock options (“ISO’s”), nonqualified stock options, restricted stock awards or restricted stock bonuses to employees, officers, directors, consultants and advisors of the Company. The exercise price for any option granted may not be less than fair value (110% of fair value for ISO’s granted to certain employees). Options granted under the 2006 Plan have a maximum ten-year term and generally vest over three years. The Company has reserved 1,040,000 shares of its common stock for issuance under the 2006 Plan.
The following table summarizes stock option activity for the nine months ended September 30, 2010:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2009	958,956	$5.87
Granted	112,800	4.68
Exercised	—	—
Forfeited or Expired	(36,400)	8.09

Outstanding at September 30, 2010	1,035,356	$5.66

Exercisable at September 30, 2010	796,049	$5.61

Stock-based compensation expense related to the 2006 Plan was $137,049 and $436,687 for the three month and nine month periods ended September 30, 2010, respectively, as compared to $317,701 and $1,087,530 for the three month and nine month periods ended September 30, 2009, respectively. The table below shows the allocation of stock-based compensation expense related to our stock option plan between general and administrative expense and research and development expense. As of September 30, 2010, there was $848,651 of unrecognized compensation expense related to stock-based compensation arrangements subject to the 2006 Plan, which is expected to be recognized over a weighted average period of 2.0 years.

	Three Months Ended September 30,		Nine Months Ended September 30,
Expense Allocated to:	2010	2009	2010	2009
General and Administrative Expense	$85,705	$232,262	$282,452	$831,215
Research and Development Expense	51,344	85,439	154,235	256,316

Total	$137,049	$317,701	$436,687	$1,087,530

Compensatory Warrants
We may, from time to time, issue stock purchase warrants to consultants or other service providers in exchange for services. As of September 30, 2010, there were a total of 59,400 shares of our common stock covered by outstanding stock warrants (all of which are currently exercisable) with a weighted average exercise price of $7.00 per share and a weighted average remaining contractual life of 1.9 years. We recorded general and administrative expense of $30,267 and $90,801 for the three and nine month periods ended September 30, 2010, respectively, related to the issuance of stock purchase warrants in exchange for services, as compared to $15,134 for the three month and nine month periods ended September 30, 2009, all of which was recorded as general and administrative expense. As of September 30, 2010, there was $30,256 of unrecognized compensation expense related to compensatory warrant arrangements, all of which is expected to be recognized during the fourth quarter of 2010.
Investment Warrants
In addition to outstanding stock options and compensatory warrants, as of September 30, 2010 we had stock purchase warrants covering a total of 848,194 shares of our common stock which were issued to investors in previous transactions, all of which are currently exercisable. Such warrants have a weighted-average exercise price of $16.50 per share and a weighted-average remaining contractual life of 1.8 years.
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
7. NIH Grant Funding
In September 2007, the National Institutes of Health (NIH) awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five year period which commenced October 2007, with an expected annual award of generally between $3 and $4 million per year (approximately $19.4 million in the aggregate). The most recent award is for the period September 1, 2010 through August 31, 2011 in the amount of $4.9 million. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. We record revenue associated with the grant as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations.
8. Related Party Transactions
We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory. The expense associated with these ongoing patent cost reimbursements to Emory amounted to approximately $143,000 during the nine month period ending September 30, 2010.
We have entered into two research agreements with Emory for the purpose of conducting research and development activities associated with our IPCAVD grant from the NIH (see Note 7). During the nine month period ending September 30, 2010, we recorded approximately $1,231,000 of expense associated with these contracts. All amounts paid to Emory under these agreements are reimbursable to us pursuant to the IPCAVD grant from the NIH.
In March 2008, we entered into a consulting agreement with Donald Hildebrand, the Chairman of our Board of Directors and our former President and Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company. The term of the consulting agreement began on April 1, 2008 and will end on December 31, 2010. During the nine month period ended September 30, 2010 we recorded $43,200 of expense associated with the consulting agreement.

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations
FORWARD LOOKING STATEMENTS
In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2009, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
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
Our preventative vaccine candidate is currently in a Phase 2a human clinical trial, being conducted by the HIV Vaccine Trials Network (the “HVTN”) with funding from the NIH. We expect to complete this trial during 2011.
With regard to our therapeutic vaccine candidate, we recently initiated a Phase 1 human clinical trial and are recruiting patients. We expect the Phase 1 clinical trial to begin generating vaccine safety and performance data during 2011 with trial completion in the 2012-2013 timeframe.
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
Liquidity and Capital Resources
At September 30, 2010, we had cash and cash equivalents of $1,426,342 and total assets of $2,992,798, as compared to $3,515,784 and $4,315,597, respectively, at December 31, 2009. Working capital totaled $1,289,966 at September 30, 2010, compared to $3,309,355 at December 31, 2009.
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
Cash Flows from Operating Activities
Net cash used in operating activities was $1,832,269 for the nine month period ended September 30, 2010, as compared to $1,251,755 for the comparable period in 2009. Generally, the differences between years are due to fluctuations in our net losses which, in turn, result primarily from fluctuations in expenditures from our research activities, offset or increased by net changes in our assets and liabilities. The increase from the 2009 period to the 2010 period is also due, in part, to higher legal and other costs associated with the Company’s financing efforts during 2010, including costs associated with a special stockholders meeting to approve the reverse split of our common stock.

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
We are currently not receiving any governmental support for our Phase 1 therapeutic vaccine trial, but in July 2010 we applied for certification of our qualified expenditures during 2009 and 2010 (including expenditures for the Phase 1 trial) under the Qualifying Therapeutic Discovery Project (QTDP) program enacted as part of the Patient Protection and Affordable Care Act of 2010. The QTDP program was intended to provide incentive to smaller companies who are focusing on innovative therapeutic discoveries. QTDP grants or tax credits are awarded to companies with fewer than 250 employees for projects related to the treatment or prevention of diseases through the conduct of pre-clinical or clinical studies. Among the determining factors used by the U.S. Secretary of Health and Human Services in allocating funds were those projects that show potential to produce new therapies, address unmet medical needs, and reduce the long-term growth of healthcare costs. Also taken into consideration were the potential for projects to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in the fields of life, biological and medical sciences. The QTDP program was highly oversubscribed, and in November 2010, we were notified that GeoVax has been awarded a grant of $244,500 related to our HIV/AIDS vaccine development activities, which is the maximum level allowable per project under the program.
Our operations are also partially funded by the IPCAVD grant awarded to us in September 2007 by the NIH to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five-year period which commenced in October 2007, with an expected annual award of generally between $3 and $4 million per year (approximately $19.4 million in the aggregate). The most recent annual award under the grant is for the period September 1, 2010 through August 31, 2011 in the amount of $4.9 million. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production for human clinical trial testing, primarily with regard to our research into vaccine adjuvants. The funding we receive pursuant to this grant is recorded as revenue at the time the related expenditures are incurred, and thus partially offsets our net losses. As of September 30, 2010, there is approximately $5.2 million remaining from the current and prior grant years’ awards and (assuming that the remaining budgeted amounts under the grant are awarded annually to the Company) there is an additional $3.8 million available through the grant for the remainder of the original five year project period ending August 31, 2012. If the annual grant does not occur, we will experience a shortfall in anticipated cash flow and will be required to promptly seek other funds to address the shortfall.
We intend to pursue additional grants from the federal government. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Therefore, it will be necessary for us to look to other sources of funding in order to finance our development activities.
Cash Flows from Investing Activities
Our investing activities have consisted predominantly of capital expenditures. There were no capital expenditures during the nine month period ended September 30, 2010. Capital expenditures were $62,733 for the nine month period ended September 30, 2009.
Cash Flows from Financing Activities
Net cash used by financing activities was $257,173 for the nine month period ended September 30, 2010, as compared to net cash provided by financing activities of $2,540,000 for the comparable period in 2009. The cash used by financing activities during the 2010 period relates to costs associated with our planned stock offering (see discussion below). The cash generated from financing activities during the 2009 period includes $1,040,000 from the sale of our common stock to an investor pursuant to a stock purchase agreement that provided us the right to sell shares to the investor through July 31, 2010, and $1,500,000 from the exercise of a previously outstanding stock purchase warrant which was to expire in September 2009.
Our capital requirements, particularly as they relate to product research and development, have been and will continue to be significant. We anticipate incurring additional losses for several years as we expand our drug development and clinical programs and proceed into higher cost human clinical trials. Conducting clinical trials for our vaccine candidates in development is a lengthy, time-consuming and expensive process. We will not generate revenues from the sale or license of our products for at least several years, if at all. For the foreseeable future, we will be dependent on obtaining financing from the government and other third parties in order to maintain our operations, including our clinical program. Due to uncertainty in the capital and credit markets, and adverse regional and national economic conditions which may persist or worsen, capital may not be available on terms acceptable to us, or at all. If we fail to obtain additional funding when needed, we will be forced to scale back or terminate our operations, or to seek to merge with or to be acquired by another company. If we are unable to successfully develop our products, our business, financial condition and results of operations will be adversely impacted.

We have filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (SEC) for a public offering of our common stock and warrants, with the intention of raising gross proceeds of between $5 million and $10 million for the Company. The primary purpose of the offering is to generate funds to support expanded clinical trials for our HIV/AIDS vaccine candidates. The specific number of units to be sold, the price range for the offering, and the closing date of the offering, if any, have not been determined. There can be no assurance that we will be able to successfully complete the offering, or that we will be able to sell all of the securities offered.
We expect that our current working capital, combined with the proceeds from the IPCAVD grant awarded from the NIH, will be sufficient to support our planned level of operations at least through the first quarter of 2011, with no changes to our business plan. As discussed above, we anticipate raising additional capital during the remainder of 2010, although there can be no assurance that we will be able to do so. We project that a successful offering with gross proceeds of $5.0 million or more will be sufficient to fund our planned operations for at least two years. While we believe that we will be successful in obtaining the necessary financing to fund our operations through government grants, the offering discussed above, and/or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.
Off Balance Sheet Arrangements
We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.
Contractual Obligations
As of September 30, 2010, we had firm purchase obligations of approximately $501,000 as compared to less than $10,000 at December 31, 2009; the increase relates primarily to initiation of a vaccine manufacturing contract. We have no committed lines of credit and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2009.
Results of Operations
Net Loss
We recorded a net loss of $644,666 for the three months ended September 30, 2010, as compared to a net loss of $230,815 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, we recorded a net loss of $2,268,544, as compared to a net loss of $2,440,977 for the nine months ended September 30, 2009. Our net losses typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.
Grant Revenue
During the three and nine month periods ended September 30, 2010 we recorded grant revenue of $1,163,288 and $4,239,017, respectively, as compared to $1,808,551 and $3,271,506, respectively, during the comparable periods of 2009. During 2007, we were awarded the IPCAVD grant by the NIH to support our HIV/AIDS vaccine program. The grant is subject to annual renewal, with the latest grant award covering the period from September 2010 through August 2011 in the amount of $4.9 million.
Research and Development
During the three month and nine month periods ended September 30, 2010, we incurred $908,780 and $4,019,931, respectively, of research and development expense as compared to $1,470,200 and $3,530,329, respectively, during the three month and nine month periods ended September 30, 2009. Research and development expenses can vary considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, and due to fluctuations in the timing of expenditures related to our IPCAVD grant from the NIH. Research and development expense for the three month and nine month periods of 2010 includes stock-based compensation expense of $51,344 and $154,235, respectively, while the comparable periods of 2009 include stock-based compensation expense of $85,439 and $256,316, respectively (see discussion under “Stock-Based Compensation Expense” below). Our research and development costs do not include costs incurred by HVTN in conducting trials of GeoVax vaccines.

The overall increase in research and development expense during the nine month period ended September 30, 2010, as compared to the same periods in 2009, is due primarily to increased costs associated with activities funded by our IPCAVD grant, vaccine manufacturing costs, and costs associated with initiating a Phase 1 clinical trial for our therapeutic vaccine candidate. We expect that our research and development costs will continue to increase during the remainder of 2010 and beyond as we progress through the human clinical trial process leading up to possible product approval by the FDA.
Our vaccine candidates still require significant, time-consuming and costly research and development, testing and regulatory clearances. Completion of clinical development will take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The cost of the ongoing Phase 2a clinical trial for our preventative vaccine is being funded by the HVTN, but we cannot be certain whether the HVTN or any other external source will provide funding for further development. We intend to seek government and/or third party support for future clinical human trials, but there can be no assurance that we will be successful. The duration and the cost of future clinical trials may vary significantly over the life of the project as a result of differences arising during development of the human clinical trial protocols, including, among others:
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
General and Administrative Expense
During the three month and nine month periods ended September 30, 2010, we incurred general and administrative costs of $903,850 and $2,508,539, respectively, as compared to $573,906 and $2,203,776, respectively, during the comparable periods in 2009. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense for the three month and nine month periods of 2010 include stock-based compensation expense of $115,972 and $427,066, respectively; while the comparable periods of 2009 include stock-based compensation expense of $262,021 and $860,974, respectively (see discussion under “Stock-Based Compensation Expense” below). The overall increase in general and administrative costs during the 2010 periods as compared to the 2009 periods is due to higher legal and other costs associated with the Company’s financing efforts during 2010, including costs associated with a special stockholders meeting to approve the reverse split of our common stock. We expect that our general and administrative costs will increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense
We recorded stock-based compensation expense of $167,316 and $581,301 during the three month and nine month periods ended September 30, 2010, respectively, as compared to $347,460 and $1,117,290, respectively, during the comparable periods of 2009. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to common stock and stock purchase warrants issued to consultants. We allocate stock-based compensation expense to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three month and nine month periods ended September 30, 2010 and 2009, stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Expense Allocated to:	2010	2009	2010	2009
General and Administrative Expense	$115,972	$262,021	$427,066	$860,974
Research and Development Expense	51,344	85,439	154,235	256,316

Total Stock-Based Compensation Expense	$167,316	$347,460	$581,301	$1,117,290

Other Income
Interest income for the three month and nine month periods ended September 30, 2010 was $4,676 and $20,909, respectively, as compared to $4,740 and $21,622, respectively, for the three months and nine months ended September 30, 2009. The variances between periods are attributable to generally lower interest rates, and lower incremental cash balances available for investment during each respective period.

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
Evaluation of disclosure controls and procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management has carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the period covered by this report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to our board of directors.

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

GEOVAX LABS, INC. (Registrant)
Date: November 8, 2010	By:	/s/ Mark W. Reynolds
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