Form 10-K
period 2010-12-31
GeoVax Labs, Inc.
filed 2011-03-04
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(mark one)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For fiscal year ended December 31, 2010

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission File No. 000-52091
GEOVAX LABS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0455038
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

1900 Lake Park Drive, Suite 380
Smyrna, GA	30080
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $2.60 per share, was $22,881,352.
As of February 28, 2011, the number of shares of the registrant’s common stock, $.001 par value, is 15,654,846 issued and outstanding.
Documents Incorporated by Reference
None.

GEOVAX LABS, INC.

ii

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
Introduction
GeoVax Labs, Inc. (“GeoVax” or the “Company”) is a biotechnology company dedicated to developing vaccines that prevent and fight HIV infections that result in AIDS. Our HIV/AIDS vaccines are being evaluated in humans who are not HIV infected for their potential to be used to prevent infection should the person be exposed to HIV. Our vaccines are also being evaluated in HIV infected individuals for their potential to serve as a therapy for those who are already infected. Our vaccines are designed to function against the clade B subtype of the HIV virus that is prevalent in the US and the developed world. There is a large need for a clade B HIV vaccine. Currently there are an estimated 2.7 million people infected with clade B and 55,000 — 58,000 new clade B infections occurring in the U.S. every year. Each of these U.S. infections costs an estimated $500,000 over the lifetime of the infected individual.
The therapeutic use of our vaccine is in Phase 1/2 human clinical testing sponsored by GeoVax. These trials were initiated based on promising preclinical data from therapeutic trials in infected non-human primates. We expect the Phase 1/2 human trial to begin generating vaccine safety and performance data during late 2011 and early 2012. If the data are encouraging, we expect that this study would then be amended and expanded into a larger Phase 2 clinical trial.
The preventative use of our vaccine is being tested in humans by the U.S. National Institutes of Health-funded HIV Vaccine Trials Network (HVTN). The first generation of our vaccine is one of only five vaccine candidates out of more than 80 tested by the HVTN to have progressed to Phase 2 testing. Based on current enrollment progress, we expect this 300 participant Phase 2a clinical trial to complete enrollment and inoculations during 2011. The HVTN is also planning accelerated testing of a granulocyte-macrophage colony-stimulating factor (GM-CSF) co-expressing second generation of our preventative vaccine that was successfully tested in non-human primates, with a targeted start date of Phase 1 clinical testing in late 2011. The new vaccine induced immune responses that resulted in a 70% rate of prevention of infection.

Our vaccine candidates currently incorporate two delivery components: a DNA vaccine, and an MVA vaccine. Both the DNA and MVA vaccines contain sufficient HIV genes to support the production of non-infectious virus-like particles. These particles display the native trimeric-membrane-bound form of the viral envelope glycoprotein that mediates entry into cells and is the target for protective antibody. When used together, the recombinant DNA component primes immune responses, which are boosted by administration of the recombinant MVA component. For the preventative uses of our vaccine, we are also investigating use of the recombinant MVA vaccine alone for both priming and boosting.
Support for the therapeutic use of the vaccine comes from pre-clinical studies in non human primates in which infected animals were drug-treated, vaccinated and then drug interrupted. Following treatment interruption, median levels of viral replication, measured as a function of viral RNA, were 100-times lower than those measured prior to drug and vaccine treatment. The therapeutic reductions in viral replication were associated with the vaccine eliciting T-cells (a form of white blood cell) with functional characteristics known to successfully control viral infections.
The preventative use of our vaccine candidates are supported by strong clinical data in humans and preclinical data in non-human primates. In Phase 1 human trials in uninfected people, our vaccines have induced both anti-viral antibodies and anti-viral T cells. In preventative vaccine studies in non-human primates, the antibodies and T cells elicited by a GM-CSF-co-expressing SIV prototype of our second generation HIV vaccine induced immune responses that prevented SIV infection in 70% of animals. This prevention is associated with the tightness with which the antibody elicited by our vaccines binds to the surface envelope glycoprotein of the virus.
Work on our vaccines began during the 1990s at Emory University in Atlanta, Georgia, under the direction of Dr. Harriet L. Robinson, who is now our Chief Scientific Officer. The vaccine technology was developed in collaboration with researchers at the United States National Institutes of Health (NIH) and the United States Centers for Disease Control and Prevention (CDC). The technology developed by the collaboration is exclusively licensed to us from Emory University. We also have nonexclusive rights through our license to certain patents owned by the NIH and exclusive license rights to certain manufacturing process patents of MFD, Inc.
Much of our vaccine effort has been supported by government funds. Human clinical testing, except for the therapeutic trial, has been conducted by the HVTN using funding from the NIH. Recently, the HVTN has accelerated plans for clinical testing of the highly promising GM-CSF-co-expressing second generation form of our preventative vaccine, with a targeted start date in late 2011. This planning includes discussion of the large scale trials needed for efficacy testing. Research on the addition of adjuvants to our vaccine is supported by a $19 million, five-year IPCAVD grant from the NIH.
Our primary business is conducted by our subsidiary, GeoVax, Inc., which was incorporated under the laws of Georgia in June 2001. The predecessor of our parent company, GeoVax Labs, Inc. (the reporting entity) was originally incorporated in June 1988 under the laws of Illinois as Dauphin Technology, Inc. (“Dauphin”). In September 2006, Dauphin completed a merger (the “Merger”) with GeoVax, Inc. As a result of the Merger, GeoVax, Inc. became a wholly-owned subsidiary of Dauphin, and Dauphin changed its name to GeoVax Labs, Inc. Unless otherwise indicated, information for periods prior to the September 2006 merger is that of GeoVax, Inc. In June 2008, the Company was reincorporated under the laws of Delaware. We currently do not conduct any business other than GeoVax, Inc.’s business of developing new products for the treatment or prevention of human diseases. Our principal offices are located in Smyrna, Georgia (metropolitan Atlanta).
Overview of HIV/AIDS
What is HIV?
HIV is a retrovirus that carries its genetic code in the form of ribonucleic acid, or RNA. Retroviruses use RNA and the reverse transcriptase enzyme to create DNA from the RNA template. The HIV-1 virus invades a human cell and produces its viral DNA that is subsequently inserted into the chromosomes, which are the genetic material of a cell. HIV preferentially infects and replicates in T-cells, which are a type of white blood cell. Infection of T-cells alters them from immunity mediating cells to cells that produce and release HIV. This process results in the destruction of the immune defense system of infected individuals and ultimately, the development of AIDS.
There are several AIDS-causing HIV virus subtypes, or clades, that are found in different regions of the world. These clades are identified as clade A, clade B and so on. The predominant clade found in Europe, North America, parts of South America, Japan and Australia is clade B whereas the predominant clades in Africa are clades A and C. In India the predominant clade is clade C. Each clade differs by at least 20% with respect to its genetic sequence from other clades. These differences may mean that vaccines or treatments developed against HIV of one clade may only be partially effective or ineffective against HIV of other clades. Thus there is often a geographical focus to designing and developing vaccines suited for the local clade.

HIV, even within clades, has a high rate of mutation that supports a significant level of genetic variation. In drug treatment programs, virus mutation can result in the development of drug resistance, referred to as virus drug escape, thereby rendering drug therapy ineffective. Hence, we believe that multi-drug therapy is very important. If several drugs are active against virus replication, the virus must undergo multiple simultaneous mutations to escape, which is less likely. The same is true for immune responses. HIV can escape single targeted immune responses. However, our scientists believe if an immune response is directed against multiple targets, which are referred to as epitopes, virus escape is much less frequent. Vaccination against more than one of the proteins found in HIV increases the number of targets for the immune response as well as the chance that HIV will not escape the vaccine-stimulated immune response, thus resulting in protection against infection or the development of clinical AIDS once infection occurs.
What is AIDS?
AIDS is the final, life-threatening stage of infection with the virus known as HIV. Infection with HIV severely damages the immune system, the body’s defense against disease. HIV infects and gradually destroys T-cells and macrophages, which are white blood cells that play key roles in protecting humans against infectious disease caused by viruses, bacteria, fungi and other micro-organisms.
Opportunistic infections by organisms, normally posing no problem for control by a healthy immune system, can ravage persons with immune systems damaged by HIV infections. Destruction of the immune system occurs over years. The average onset of the clinical disease recognized as AIDS occurs after three to ten years of HIV infection if the virus is not treated effectively with drugs, but the time to developing AIDS is highly variable.
AIDS in humans was first identified in the United States in 1981, but researchers believe that it was present in Central Africa as early as 1959. AIDS is most often transmitted sexually from one person to another but it is also transmitted by blood in shared needles and through pregnancy and childbirth. Heterosexual activity is the most frequent route of transmission worldwide.
The level of virus in blood, known as viral load, is the best indicator of the speed with which an individual will progress to AIDS, as well as the frequency with which an individual will spread infection. An estimated 1% or fewer of those infected have low enough levels of the virus to preclude progression to AIDS and to not transmit the infection. These individuals are commonly called long-term non-progressors.
AIDS is considered by many in the scientific and medical community to be the most lethal infectious disease in the world. According to the 2008 Report on the Global AIDS Epidemic published by UNAIDS, the Joint United Nations Programme on HIV/AIDS, the total number of people living with HIV is 33.4 million globally with approximately 2.7 million newly infected in 2008 alone. Approximately 25 million people infected with HIV have died since the start of the HIV pandemic in 1981. The United States currently suffers about 56,000 infections per year with the highest rates found in Washington, D.C., where an estimated 3% of the population is infected, which is a prevalence rate higher than in some developing countries. According to International AIDS Vaccine Initiative, or the IAVI, in a model developed with Advanced Marketing Commitment dated June 2005, the global market for a safe and effective preventative AIDS vaccine is estimated at approximately $4 billion or more.
At present, the standard approach to treating HIV infection is to decrease viral replication rates through the use of combinations of drugs. Available drugs include reverse transcriptase inhibitors, protease inhibitors, integration inhibitors and inhibitors of cell entry to block multiple essential steps in virus replication. However, HIV is prone to genetic changes that can produce strains that are resistant to currently approved drugs. When HIV acquires resistance to one drug within a class, it can often become resistant to the entire class, meaning that it may be impossible to re-establish control of a genetically altered strain by substituting different drugs in the same class. Furthermore, these treatments continue to have significant limitations which include toxicity, patient non-adherence to the treatment regimens and cost. As a result, over time, many patients develop intolerance to these medications or simply give up taking the medications due to the side effects.
According to the IAVI, the cost and complexity of new treatment advances for AIDS puts them out of reach for most people in the countries where treatment is most needed, and as noted above, in industrialized nations, where drugs are more readily available, side effects and increased rates of viral resistance have raised concerns about their long term use. AIDS vaccines, therefore, are seen by many as the most promising way to end the HIV/AIDS pandemic. It is expected that vaccines for HIV/AIDS, once developed, will be used universally and administered worldwide by any organization that provides health care services, including hospitals, medical clinics, the military, prisons and schools.

HIV/AIDS Vaccines Being Developed by GeoVax
Our vaccines, initially developed by our Chief Scientific Officer, Dr. Harriet L. Robinson at Emory University in collaboration with scientists at the NIH and the CDC, incorporate two vaccine delivery components: (1) a recombinant DNA and (2) a recombinant poxvirus, known as MVA, both of which deliver genes that encode inactivated HIV derived proteins to the immune system. Both the DNA and MVA vaccines contain sufficient HIV genes to support the production of non-infectious virus-like particles which display forms of proteins that appear authentic to the immune system. When used together, the recombinant DNA component is used to prime immune responses which are boosted by administration of the recombinant MVA component. However, in certain settings the recombinant MVA alone may be sufficient for priming and boosting the immune responses.
Our initial work focused on the development of a preventative vaccine for use in uninfected humans to prevent infection should they be exposed to the virus. In 2008, we undertook the development of a therapeutic vaccine for use in HIV infected humans to supplement approved drug regimens. For both preventative and therapeutic applications, our current focus is on a vaccine for use against clade B, which is common in the United States and the industrially developed world. However, if efficacy is documented against clade B, we plan to develop vaccines designed for use to combat the subtypes of HIV that predominate in developing countries, including clades A, C and an AG recombinant.
Induction of T-cell and Antibody Immune Responses
In both preclinical and clinical trials, our vaccines induce both anti-viral antibody and T-cell responses. The induction of both antibodies and T-cells is beneficial because these immune responses work through different mechanisms. Antibodies can block viruses from infecting cells. In preclinical vaccine studies using repeated rectal challenges with moderate doses of virus, the avidity, or tightness, of antibody binding to the surface envelope glycoprotein of HIV correlates with the prevention of infection. In high dose challenges that infect every animal at the first exposure, the avidity of the antibody for envelope glycoprotein correlates with reduced levels of virus replication. These results likely reflect the tightly binding antibody both blocking infection as well as tagging the virus and infected cells for destruction. Our vaccines elicit CD8 T-cells, a type of T-cell that can recognize and kill cells that become infected by virus. CD8 T-cells are important for the control of the virus that has established an infection. In our therapeutic vaccinations, our vaccines elicit high frequencies of CD8 T-cells with the functional characteristics of CD8 T-cells associated with control of viral infections in individuals termed “long-term non-progressors”. Long-term non-progressors, who constitute less than 1% of all HIV-infected individuals, enjoy years of disease-free life without the use of drugs.
DNA and MVA as Vaccine Vectors
Both the DNA and MVA vaccines produce virus-like particles containing the three major proteins of HIV. The virus-like particles cannot cause disease because they were designed with mutated or deleted enzymatic functions that are essential for virus replication. The virus-like particles display trimeric membrane bound forms of the HIV-1 envelope glycoprotein (Env). This is important because the natural form of the envelope glycoprotein elicits antibody capable of recognizing incoming virus and blocking infections. Expression of multiple proteins by the vaccine is important because each protein provides targets for cytotoxic T-cells. Elicitation of a multi-target T-cell response limits immune escape, just as multi-drug therapies limit drug escape.
MVA was selected for use as the live viral component of our vaccines because of its well established safety record and because of the ability of this vector to carry sufficient HIV proteins to produce virus-like particles. MVA was originally developed as a safer smallpox vaccine for use in immune compromised humans. It was developed by further attenuating the standard smallpox vaccine by making over 500 passages of the virus in chicken embryos or chick embryo fibroblasts which resulted in large genomic deletions. These deletions affected the ability of MVA to replicate in human cells, which can cause safety problems, but did not compromise the ability of MVA to grow on avian cells that are used for manufacturing the virus. The deletions also resulted in the loss of immune evasion genes which assist the spread of wild type smallpox infections, even in the presence of human immune responses. MVA was safely administered to over 120,000 people in the 1970s as a smallpox vaccine.
The availability of DNA and MVA vaccine delivery vectors provides GeoVax with the means to use combination vaccines that induce different patterns of T-cell and antibody responses. Specifically, the use of DNA to prime immune responses and MVA to boost immune responses elicits high levels of T-cells and thus could be particularly well-suited for therapeutic uses. Alternatively, the use of MVA to both prime and boost the immune response elicits higher levels of antibodies and therefore could be well-suited for use in prevention. The DNA prime also facilitates the targeting of genetic adjuvants, which are co-expressed by the vaccine vector with HIV proteins, to the site of immunization. This has proven to be particularly effective in our work using GM-CSF as an adjuvant in which a single DNA expresses both virus-like particles and GM-CSF.

Pre-clinical Studies
During the development of our preventative vaccines, multiple efficacy trials were conducted by vaccinating non-human primates with simian immunodeficiency virus prototypes of our HIV vaccines and then testing them for resistance to simian immunodeficiency virus. The experimental data produced by these trials documented the ability of the simian prototypes of our vaccines to induce immune responses that can prevent infection as well as reduce the levels of viral replication in those animals that become infected. Challenge studies completed by infecting animals using the rectal route and a viral dose estimated to be between 30 and 300 times higher than that to which humans are naturally exposed demonstrated that vaccination using our GM-CSF-adjuvanted product can prevent infections in approximately 70% of the vaccinated animals, even after 12 weekly experimental challenges.
For studies on the therapeutic potential of our vaccines, non-human primates were infected with simian immunodeficiency virus, placed on antiretroviral drugs, which mimic those used in humans, and vaccinated prior to ceasing drug therapy. Animals were then removed from drugs and monitored for the ability of the vaccine to control re-emergent virus. The vaccinated animals had virus replication at reduced levels over those before drug treatment and vaccination. The median level for these reductions in virus levels was 100-fold.
Based on the findings obtained from our preventative vaccination studies in animals, the FDA allowed our vaccines to be tested in Phase 1 and now Phase 2a clinical trials in HIV uninfected humans. The use of the vaccines for a therapeutic in HIV infected humans has also been allowed by the FDA, and this trial is ongoing.
Preventative Vaccine — Phase 1 Human Clinical Trials
All of our preventative vaccination trials in humans have been conducted by the HIV Vaccine Trials Network (HVTN), a network that is funded and supported by the NIH. The HVTN is the largest worldwide clinical trials network focused on the development and testing of HIV/AIDS vaccines. In our first Phase 1 clinical trial, HVTN 045, our DNA vaccine was tested without MVA boosting to document the safety of the DNA. Our second Phase 1 clinical trial, HVTN 065, was designed to test the combined use of DNA and MVA and consisted of a dose escalation for DNA delivered at 0 and 8 weeks and MVA delivered at 16 and 24 weeks, a DDMM regimen. The low dose consisted of 0.3 mg of DNA and 1x10 7 tissue culture infectious doses (TCID 50 ) of MVA. Once safety was demonstrated for the low dose in 10 participants, the full dose (3 mg of DNA and 1x10 8 TCID 50 of MVA) was administered to 30 participants. A single dose of DNA at time 0 followed by MVA at weeks 8 and 24, a DMM regimen, and three doses of MVA administered at weeks 0, 8 and 24, an MMM regimen, were also tested in 30 participants each. Participants were followed for 12 months to assess vaccine safety and to measure vaccine-induced immune responses measurements.
Data from the HVTN 065 trial again documented the safety of the vaccine products but also showed that the DDMM and MMM regimens induced different patterns of immune responses (Journal of Infectious Diseases, Volume 203, pages 610-619). The full dose DDMM regimen induced higher response rates of CD4+ T-cells (77%) and CD8+ T-cells (42%) compared to the MMM regimen (43% CD4 and 17% CD8 response rates). In contrast, the highest response rates and highest titers of antibodies to the HIV Env protein were induced in the group that received only the MVA using the MMM regimen. Antibody response rates were documented to be higher for the MMM group using three different assays designed to measure total binding antibody levels for an immune dominant portion of the Env protein (27% for DDMM and 75% for MMM), binding of antibodies to the gp120 subunit of the envelope glycoprotein (81% for DDMM and 86% for MMM) and neutralizing antibodies (7% for DDMM and 30% for MMM). The 1/10th dose DDMM regimen induced overall similar T-cell responses but reduced antibody responses while the response rates were intermediate in the DMM group.
Preventative Vaccine — Phase 2 Human Clinical Trials
Based on the safety and the immunogenicity results in the HVTN 045 and HVTN 065 trials, the use of two full dose DNA priming immunizations followed by two full dose MVA booster immunizations was selected for testing by the HVTN in a Phase 2a trial (designated HVTN 205) which commenced patient enrollment in February 2009. The Phase 2a clinical trial is designed to produce a larger database of safety and immunogenicity data in low risk individuals before proceeding to a Phase 2b clinical trial in high risk individuals.

The HVTN 205 trial was originally designed to test only the DDMM regimen, which consists of two DNA priming doses followed by two MVA booster doses, but has been amended to include testing the MVA priming and boosting regimen, or MMM, for a total of 300 participants. The addition of an amendment to add the MMM arm was triggered by two factors:
•	the success of the U.S. Military-Thailand Phase 3 clinical trial, the first successful HIV-1 vaccine efficacy trial, which tested a vaccine that did not elicit high T-cell responses; and

•	recent data from our ongoing studies in non-human primates showing that the MMM vaccine protected as well as the more complex DDMM regimen against infection by repeated experimental challenge using the rectal route.
We expect the enrollment and inoculations for the expanded Phase 2a clinical trial to be completed in 2011.
Early results from the HVTN 205 trial for which data are still blinded suggest continued safety and reproducible immunogenicity. GeoVax is currently manufacturing vaccine material to support the next step: efficacy testing — so that progression through the development path can proceed smoothly for our preventative vaccine.
Pre-clinical preventative studies using Granulocyte/Monocyte-Colony Stimulating Factor (GM-CSF)
GeoVax’s research pipeline includes the use of adjuvants together with our DNA/MVA vaccine. Adjuvants are agents that improve vaccine efficacy. One of these, GM-CSF, a normal human protein that stimulates the first stages of immune responses, has shown particular promise. When GM-CSF is co-expressed in the DNA prime for the MVA boost, 70% prevention (not just control) of infection is achieved against 12 repeated rectal challenges with a dose of virus 30 to 300 times higher than typical heterosexual transmissions in humans. This work is being funded by the NIH through an IPCAVD grant to GeoVax. The HVTN has accelerated clinical testing of our GM-CSF adjuvanted vaccine with a targeted start date for Phase 1 clinical testing in late 2011.
Therapeutic Vaccine — Phase 1/2 Human Clinical Trials
To help serve those people who are already infected with HIV, the Company is testing its vaccine for the ability to supplement, or even supplant, the need for antiretroviral therapeutic drugs in HIV-infected individuals. Antiretroviral therapeutic drugs, which are taken for life by individuals once infected with HIV, have side effects and are expensive, costing $16,000 — $18,000 per year. Thus the need for improved therapies is well known.
In 2007-2008, data were generated in three pilot studies on therapeutic vaccination in simian immunodeficiency virus -infected non-human primates. The vaccine used in these pilot studies was specific for simian immunodeficiency virus but with the design features of our HIV/AIDS vaccine. In these pilot studies, conducted at Yerkes National Primate Research Center of Emory University, the immune systems of most infected and then vaccinated animals were able to control the infection. This control resulted in median levels of viral replication following post vaccination treatment interruption being 100-times lower than the median for viral replication prior to vaccination. In late February 2010, we filed an IND with the FDA to support Phase 1/2 clinical trials in HIV infected individuals. The Company received permission to begin the clinical trial, initiated the study and we are currently enrolling patients. This initial trial is being conducted in Atlanta and Birmingham and will enroll individuals who began successful antiretroviral therapeutic drug treatment within 18 months of a negative HIV-1 antibody test. The primary goals of this clinical trial are to document the safety and immunogenicity of the vaccine using the DDMM regimen in patients with well-controlled infections. However, vaccine efficacy will be directly assessed through a period of anti-retroviral drug cessation. We expect this Phase 1/2 clinical trial to begin generating vaccine safety and immunogenicity data during late 2011 and early 2012. If the data are encouraging, we expect that this study would then be amended and expanded into a larger Phase 2 therapeutic trial.
Support from the Federal Government
All of our Phase 1 human clinical trials to date, and our ongoing Phase 2a clinical trial, with the exception of the therapeutic clinical trial, have been conducted by the HVTN and funded by NIH-NIAID. Our responsibility for these clinical trials has been to provide sufficient supplies of vaccine materials and technical expertise when necessary.

In September 2007, we were the recipient of the IPCAVD grant to support our HIV/AIDS vaccine program, which was subsequently amended such that the total award now totals approximately $19.4 million. This grant was awarded by the NIH-NIAID. The project period for the grant is over the five-year period that commenced October 1, 2007. The grant is subject to annual renewal with the latest grant award covering the period from September 1, 2010 through August 31, 2011. Only meritorious HIV/AIDS prevention vaccine candidates are considered to receive an IPCAVD award. Candidate companies are highly scrutinized and must supply substantial positive AIDS vaccine data to support their application. IPCAVD grants are awarded on a competitive basis and are designed to support later stage vaccine research, development and human trials. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production, including the GM-CSF adjuvant program.
Government Regulation
Regulation by governmental authorities in the United States and other countries is a significant factor in our ongoing research and development activities and in the manufacture of our products under development. Complying with these regulations involves a considerable amount of time and expense.
In the United States, drugs are subject to rigorous federal and state regulation. The Federal Food, Drug and Cosmetic Act, as amended, or the FDC Act, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of medications and medical devices. Product development and approval within this regulatory framework is difficult to predict, takes a number of years and involves great expense.
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
Pre-Clinical Testing
Pre-clinical testing includes laboratory evaluation of chemistry and formulation, as well as cell culture and animal studies to assess the safety and potential efficacy of the product. Pre-clinical safety tests must be conducted by laboratories that comply with the FDA’s Good Laboratory Practices, or GLP. The results of pre-clinical testing are submitted to the FDA as part of the IND application and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA.
Clinical Trials
Clinical trials involve the administration of the HIV vaccines to volunteers or to patients under the supervision of a qualified, medically trained principal investigator. Clinical trials are conducted in accordance with the GCP under protocols that detail the objectives of the trial, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical trial must be conducted under the auspices of an independent institutional review board at the institution where the trial will be conducted. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In the Phase 1 clinical trial, the initial introduction of the product into healthy human subjects, the vaccine is tested for safety (including adverse side effects) and dosage tolerance. The Phase 2 clinical trial is the proof of principal stage and involves trials in a limited patient population to determine whether the product induces the desired effect (for vaccine this means immune responses) and to better determine optimal dosage. The continued identification of possible safety risks is also a focus. When there is evidence that the product may be effective and has an acceptable safety profile in Phase 2 clinical trials, Phase 3 clinical trials are undertaken to evaluate clinical efficacy and to test for safety within an expanded patient population. Phase 3 trials are completed using multiple clinical study sites which are geographically dispersed. The manufacturer or the FDA may suspend clinical trials at any time if either believes that the individuals participating in the trials are being exposed to unacceptable health risks.
New Drug Application and FDA Approval Process
The results and details of the pre-clinical studies and clinical trials are submitted to the FDA in the form of a New Drug Application. If the New Drug Application is approved, the manufacturer may market the product in the United States.
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
There are several small and large biopharmaceutical companies pursuing HIV/AIDS vaccine research and development, including Novartis, Sanofi-Aventis and GlaxoSmithKline. Other HIV/AIDS vaccines are in varying stages of research, testing and clinical trials including those supported by the NIH Vaccine Research Center, the U.S. Military, IAVI, the European Vaccine Initiative, and the South African AIDS Vaccine Initiative. Following the reported failure of the vaccine developed by Merck & Co., Inc. in September 2007, Merck & Co., Inc.’s vaccine program and the NIH Vaccine Research Center vaccine program, both of which use Ad5 vectors, were placed on hold. Since then, the NIH Vaccine Research Center product has moved into an experimental Phase 2b clinical trial to learn more about immune responses and AIDS control. This clinical trial has been restricted to individuals who do not have high levels of antibodies to the Ad5 vector used in the vaccine (approximately 50% of U.S. citizens) and to men who are circumcised.
In October 2009, the results from a Phase 3 community-based clinical trial in Thailand using a recombinant canarypox (designated ALVAC and produced by Sanofi Pasteur) as a priming vaccine and a bivalent mixture of the gp120 subunit of Env from HIV clades B and C (produced by VaxGen, Inc. and currently licensed to Global Solutions for Infectious Diseases) as a protein booster vaccine were reported. In this clinical trial, protection against HIV infection at the rate of 31% was reported. This level of protection was significant in a “modified intent to treat” analysis in which the seven participants in the 16,500 person trial who had become infected by the day of the first inoculation were excluded. The results of this clinical trial are encouraging because they represent the first success of an AIDS vaccine in humans and demonstrate that a vaccine can provide protection against HIV infections.
To our knowledge, none of our competitors’ products have been tested in large scale non-human primate trials that have included experimental infection through the rectal site and shown to induce levels of protection or duration of protection comparable to that achieved using experimental prototypes of GeoVax’s vaccines. Furthermore, many of our competitors’ vaccine development programs require vaccine compositions which are more complicated than ours. For these reasons, we believe that it may be possible for our vaccine to compete successfully in the marketplace if licensed.

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
Intellectual Property
We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are described by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, we are pursuing and will continue to pursue patent protection for our proprietary technologies developed through our collaborations with Emory University, the NIH, and the CDC, or developed by us alone. Patent applications have been filed with the U.S. Patent and Trademark Office and in specific international markets (countries). Patent applications include provisions to cover our DNA and MVA based HIV vaccines, their genetic inserts expressing multiple HIV protein components, composition, structure, claim of immunization against multiple subtypes of HIV, routes of administration, safety and other related factors. Patent claims filed for our vaccines include provisions for their therapeutic and prophylactic use against HIV and smallpox.
We are the exclusive, worldwide licensee of a number of patents and patent applications, which we refer to as the Emory Technology, owned, licensed or otherwise controlled by Emory University for HIV or smallpox vaccines pursuant to a License Agreement originally entered into on August 23, 2002 and restated on June 23, 2004, which we refer to as the Emory License. Through the Emory License we are also a non-exclusive licensee of four issued United States patents owned by the NIH related to the ability of our MVA vector vaccine to operate as a vehicle to deliver HIV virus antigens, and also to induce an immune response in humans. The four issued United States patents owned by the NIH expire in 2023. All of our obligations with respect to the NIH-owned MVA patents are covered by the Emory License. In addition to the issued United States patents owned by the NIH, and a recently issued patent owned by Emory University, there are six issued and five pending United States patent applications, 29 issued or pending patents in countries other than the United States. The Emory License expires on the expiration date of the last to expire of the patents licensed thereunder including those that are issued on patents currently pending. We will not know the final termination date of the Emory License until such patents are issued. The Company may terminate the Emory University License upon 90 days’ written notice. The Emory License also contains standard provisions allowing Emory University to terminate upon breach of contract by the Company or upon the Company’s bankruptcy.
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

We may only use the Emory Technology for therapeutic or prophylactic HIV or smallpox vaccines. Emory University also reserved the right to use the Emory Technology for research, educational and non-commercial clinical purposes. Due to the use of federal funds in the development of the Emory Technology, the U.S. Government has the irrevocable, royalty-free, paid-up right to practice and have practiced certain patents throughout the world, should it choose to exercise such rights.
We are not a party to any litigation, opposition, interference, or other potentially adverse proceeding with regard to our patent positions. However, if we become involved in litigation, interference proceedings, oppositions or other intellectual property proceedings, for example as a result of an alleged infringement or a third-party alleging an earlier date of invention, we may have to spend significant amounts of money and time and, in the event of an adverse ruling, we could be subject to liability for damages, invalidation of our intellectual property and injunctive relief that could prevent us from using technologies or developing products, any of which could have a significant adverse effect on our business, financial conditions or results of operations. In addition, any claims relating to the infringement of third-party proprietary rights, or earlier date of invention, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources and require us to enter royalty or license agreements which are not advantageous if available at all.
We are also the exclusive licensee of five patents from MFD, Inc., which we refer to as the MFD Patents, pursuant to a license agreement dated December 26, 2004 with MFD, Inc., which we refer to as the MFD license agreement, related to certain manufacturing processes used in the production of our vaccines. Pursuant to the MFD license agreement, we obtained a fully paid, worldwide, irrevocable, exclusive license in and to the MFD Patents to use, market, offer for sale, sell, lease and import any AIDS and smallpox vaccine made with GeoVax Technology, as such term is defined in the MFD license agreement, and non-exclusive rights for other products. The term of the MFD license agreement ends on the expiration date of the last to expire of the MFD Patents, one of which expires in 2017. The license granted also extends to any and all current or future customers of GeoVax the right to commercially practice the GeoVax Technology, as such term is defined in the MFD license agreement, or any portion thereof. The license also extends to any and all current or future GeoVax Users, as such term is defined in the MFD license agreement, the right to use any GeoVax Technology, as such term is defined in the MFD license agreement.
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
We cannot be certain that any of the current pending patent applications we have licensed, or any new patent applications we may file or license, will ever be issued in the United States or any other country. Even if issued, there can be no assurance that those patents will be sufficiently broad to prevent others from using our products or processes. Furthermore, our patents, as well as those we have licensed or may license in the future, may be held invalid or unenforceable by a court, or third parties could obtain patents that we would need to either license or to design around, which we may be unable to do. Current and future competitors may have licensed or filed patent applications or received patents, and may acquire additional patents or proprietary rights relating to products or processes competitive to ours. In addition, any claims relating to the infringement of third-party proprietary rights, or earlier date of invention, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources and require us to enter royalty or license agreements which are not advantageous to us, if available at all.
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

We currently rely and intend to continue to rely on third-party contract manufacturers to produce vaccines needed for research and clinical trials. We have entered into arrangements with third party manufacturers for the supply of our DNA and MVA vaccines for use in our planned clinical trials. These suppliers operate under the FDA’s Good Manufacturing Practices and similar regulations of the European Medicines Agency. We anticipate that these suppliers will be able to provide sufficient vaccine supplies to complete our currently planned clinical trials. Various contractors are generally available in the United States and Europe for manufacture of vaccines for clinical trial evaluation, however, it may be difficult to replace existing contractors for certain manufacturing and testing activities and costs for contracted services may increase substantially if we switch to other contractors.
Research and Development
Our expenditures for research and development activities were approximately $4,794,000, $4,069,000, and $3,741,000 during the years ended December 31, 2010, 2009 and 2008, respectively. As our vaccines continue to go through the process to obtain regulatory approval, we expect our research and development costs to continue to increase significantly as even larger human clinical trials proceed in the United States and foreign countries. We have not yet formulated any plans for marketing and sales of any vaccine candidate we may successfully develop. Compliance with environmental protection laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position to date.
Employees
As of December 31, 2010, we had thirteen full-time and part-time employees. None of our employees are covered by collective bargaining agreements and we believe that our employee relations are good.
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
We have had no product revenue to date and there can be no assurance that we will ever generate any product revenue. We have experienced operating losses since we began operations in 2001. As of December 31, 2010, we had an accumulated deficit of approximately $20.3 million. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, pre-clinical, clinical, manufacturing and marketing efforts expand. Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of our product candidates, conduct pre-clinical tests and clinical trials, obtain the necessary regulatory approvals, and manufacture and market the resulting products. Unless we are able to successfully meet these challenges, we will not be profitable and may not remain in business.

Our business will require continued funding. If we do not receive adequate funding, we will not be able to continue our operations.
To date, we have financed our operations principally through the private placement of equity securities and through NIH grants. We will require substantial additional financing at various intervals for our operations, including clinical trials, operating expenses, intellectual property protection and enforcement, for pursuit of regulatory approvals, and for establishing or contracting out manufacturing, marketing and sales functions. There is no assurance that such additional funding will be available on terms acceptable to us or at all. If we are not able to secure the significant funding that is required to maintain and continue our operations at current levels, or at levels that may be required in the future, we may be required to delay clinical studies or clinical trials, curtail operations, or obtain funds through collaborative arrangements that may require us to relinquish rights to some of our products or potential markets.
The costs of conducting all of our human clinical trials to date have been borne by the HVTN, funded by the NIH, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. This includes the cost of conducting the ongoing Phase 2a human clinical study of our preventative vaccine. We cannot predict the level of support we will receive from the HVTN or the NIH for any additional clinical trials. We are currently not receiving any governmental support for our Phase 1 therapeutic vaccine human clinical trial.
Our operations are also partially supported by the IPCAVD grant awarded to us to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five year period which commenced October 2007. The most recent annual award under the grant is for the period from September 1, 2010 through August 31, 2011 in the amount of $4.9 million. We intend to pursue additional grants from the federal government. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Therefore, it will be necessary for us to look to other sources of funding in order to finance our development activities.
We believe that our current working capital, combined with proceeds from the IPCAVD grant awarded from the NIH will be sufficient to support our planned level of operations into the first quarter of 2012. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.
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
To become profitable, we must generate revenue through sales of our products. However our products are in varying stages of development and testing. Our products have not been proven in human clinical trials and have not been approved by any government agency for sale. If we cannot successfully develop and prove our products and processes, or if we do not develop other sources of revenue, we will not become profitable and at some point we would discontinue operations.
Whether we are successful will be dependent, in part, upon the leadership provided by our management. If we were to lose the services of any of these individuals, our business and operations may be adversely affected. Further, we may not carry key man insurance on our executive officers or directors.
Whether our business will be successful will be dependent, in part, upon the leadership provided by our officers, particularly our President and Chief Executive Officer and our Chief Scientific Officer. The loss of the services of these individuals may have an adverse effect on our operations. Although we carry some key man insurance on Dr. Harriet L. Robinson, the amount of such coverage may not be sufficient to offset any adverse economic effects on our operations and we do not carry key man insurance on any of our other executive officers or directors. Further, our employees, including our executive officers and directors, are not subject to any covenants not to compete against the Company, and our business could be adversely affected if any of our employees or directors engaged in an enterprise competitive with the Company.

Regulatory and legal uncertainties could result in significant costs or otherwise harm our business.
To manufacture and sell our products, we must comply with extensive domestic and international regulation. In order to sell our products in the United States, approval from the FDA is required. Satisfaction of regulatory requirements, including FDA requirements, typically takes many years, and if approval is obtained at all, it is dependent upon the type, complexity and novelty of the product, and requires the expenditure of substantial resources. We cannot predict whether our products will be approved by the FDA. Even if they are approved, we cannot predict the time frame for approval. Foreign regulatory requirements differ from jurisdiction to jurisdiction and may, in some cases, be more stringent or difficult to meet than FDA requirements. As with the FDA, we cannot predict if or when we may obtain these regulatory approvals. If we cannot demonstrate that our products can be used safely and successfully in a broad segment of the patient population on a long-term basis, our products would likely be denied approval by the FDA and the regulatory agencies of foreign governments.
We will face intense competition and rapid technological change that could result in products that are superior to the products we will be commercializing or developing.
The market for vaccines that protect against or treat HIV/AIDS is intensely competitive and is subject to rapid and significant technological change. We will have numerous competitors in the United States and abroad, including, among others, large companies with substantially greater resources than us. These competitors may develop technologies and products that are more effective or less costly than any of our future technology or products or that could render our technology or products obsolete or noncompetitive. If our technology or products are not competitive, we may not be able to remain in business.
Our product candidates are based on new medical technology and, consequently, are inherently risky. Concerns about the safety and efficacy of our products could limit our future success.
We are subject to the risks of failure inherent in the development of product candidates based on new medical technologies. These risks include the possibility that the products we create will not be effective, that our product candidates will be unsafe or otherwise fail to receive the necessary regulatory approvals, and that our product candidates will be hard to manufacture on a large scale or will be uneconomical to market.
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
We do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule, if at all. Product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. Significant delays may adversely affect our financial results and the commercial prospects for our products, and delay our ability to become profitable.
We rely heavily on the HVTN, independent clinical investigators, and other third party service providers for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

Failure to obtain timely regulatory approvals required to exploit the commercial potential of our products could increase our future development costs or impair our future sales.
None of our vaccines are approved by the FDA for sale in the United States or by other regulatory authorities for sale in foreign countries. To exploit the commercial potential of our technologies, we are conducting and planning to conduct additional pre-clinical studies and clinical trials. This process is expensive and can require a significant amount of time. Failure can occur at any stage of testing, even if the results are favorable. Failure to adequately demonstrate safety and efficacy in clinical trials could delay or preclude regulatory approval and restrict our ability to commercialize our technology or products. Any such failure may severely harm our business. In addition, any approvals we obtain may not cover all of the clinical indications for which approval is sought, or may contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use, or in the form of onerous risk management plans, restrictions on distribution, or post-approval study requirements.
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
In 1997, a public registry of open clinical trials involving drugs intended to treat serious or life-threatening diseases or conditions was established under the FDA Modernization Act, or the FDMA, to promote public awareness of and access to these clinical trials. Under the FDMA, pharmaceutical manufacturers and other trial sponsors are required to post the general purpose of these trials, as well as the eligibility criteria, location and contact information of the trials. Since the establishment of this registry, there has been significant public debate focused on broadening the types of trials included in this or other registries, as well as providing for public access to clinical trial results. A voluntary coalition of medical journal editors has adopted a resolution to publish results only from those trials that have been registered with a no-cost, publicly accessible database, such as www.clinicaltrials.gov. Federal legislation was introduced in the fall of 2004 to expand www.clinicaltrials.gov and to require the inclusion of trial results in this registry. The Pharmaceutical Research and Manufacturers of America also issued voluntary principles for its members to make results from certain clinical trials publicly available and established a website for this purpose. Other groups have adopted or are considering similar proposals for clinical trial registration and the posting of clinical trial results. Failure to comply with any clinical trial posting requirements could expose us to negative publicity, fines and other penalties, all of which could materially harm our business.
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

Both the federal and state governments in the United States, and foreign governments, continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product developed in the future. In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services and litigation has been filed against a number of pharmaceutical companies in relation to these issues. Additionally, some uncertainty may exist as to the reimbursement status of newly approved injectable pharmaceutical products. Our products may not be considered cost-effective or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an adequate return on our investment.
We may not be successful in establishing collaborations for product candidates we may seek to commercialize, which could adversely affect our ability to discover, develop, and commercialize products.
We expect to seek collaborations for the development and commercialization of product candidates in the future. The timing and terms of any collaboration will depend on the evaluation by prospective collaborators of the clinical trial results and other aspects of our vaccine’s safety and efficacy profile. If we are unable to reach agreements with suitable collaborators for any product candidate, we will be forced to fund the entire development and commercialization of such product candidates, ourselves, and we may not have the resources to do so. If resource constraints require us to enter into a collaboration agreement early in the development of a product candidate, we may be forced to accept a more limited share of any revenues this product may eventually generate. We face significant competition in seeking appropriate collaborators. Moreover, these collaboration arrangements are complex and time-consuming to negotiate and document. We may not be successful in our efforts to establish collaborations or other alternative arrangements for any product candidate. Even if we are successful in establishing collaborations, we may not be able to ensure fulfillment by collaborators of their obligations or our expectations.
We do not have manufacturing, sales or marketing experience and our lack of experience may restrict our success in commercializing our product candidates.
We do not have experience in manufacturing, marketing, or selling vaccines. We may be unable to establish satisfactory arrangements for manufacturing, marketing, sales, and distribution capabilities necessary to commercialize and gain market acceptance for our products. To obtain the expertise necessary to successfully manufacture, market, and sell our vaccines, we will require the development of our own commercial infrastructure and/or collaborative commercial arrangements and partnerships. Our ability to make that investment and also execute our current operating plan is dependent on numerous factors, including, the performance of third party collaborators with whom we may contract. Accordingly, we may not have sufficient funds to successfully commercialize our vaccines in the United States or elsewhere.
Furthermore, our products may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Significant factors in determining whether we will be able to compete successfully include:
•	the efficacy and safety of our vaccines;

•	the time and scope of regulatory approval;

•	reimbursement coverage from insurance companies and others;

•	the price and cost-effectiveness of our products; and

•	the ability to maintain patent protection.
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

Risks Related to Our Intellectual Property
We could lose our license rights to our important intellectual property if we do not fulfill our contractual obligations to our licensors.
Our rights to significant parts of the technology we use in our vaccines are licensed from third parties and are subject to termination if we do not fulfill our contractual obligations to our licensors. Termination of intellectual property rights under any of our license agreements could adversely impact our ability to produce or protect our vaccines. Our obligations under our license agreements include requirements that we make milestone payments to our licensors upon the achievement of clinical development and regulatory approval milestones, royalties as we sell commercial products, and reimbursement of patent filing and maintenance expenses. Should we become bankrupt or otherwise unable to fulfill our contractual obligations, our licensors could terminate our rights to critical technology that we rely upon.
Other parties may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling products.
Our success will depend in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture, use and sale of new products have been subject to substantial patent rights litigation in the pharmaceutical industry. These lawsuits generally relate to the validity and infringement of patents or proprietary rights of third parties. Infringement litigation is prevalent with respect to generic versions of products for which the patent covering the brand name product is expiring, particularly since many companies that market generic products focus their development efforts on products with expiring patents. Pharmaceutical companies, biotechnology companies, universities, research institutions or other third parties may have filed patent applications or may have been granted patents that cover aspects of our products or our licensors’ products, product candidates or other technologies.
Future or existing patents issued to third parties may contain patent claims that conflict with our products. We expect to be subject to infringement claims from time to time in the ordinary course of business, and third parties could assert infringement claims against us in the future with respect to our current products or with respect to products that we may develop or license. Litigation or interference proceedings could force us to:
•	stop or delay selling, manufacturing or using products that incorporate, or are made using, the challenged intellectual property;

•	pay damages; or

•	enter into licensing or royalty agreements that may not be available on acceptable terms, if at all.
Any litigation or interference proceedings, regardless of their outcome, would likely delay the regulatory approval process, be costly and require significant time and attention of our key management and technical personnel.
Any inability to protect intellectual property rights in the United States and foreign countries could limit our ability to manufacture or sell products.
We will rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and, in some cases, patent protection to preserve our competitive position. Our patents and licensed patent rights may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. If patents containing competitive or conflicting claims are issued to third parties, we may be prevented from commercializing the products covered by such patents, or may be required to obtain or develop alternate technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies.
We may not be able to prevent third parties from infringing or using our intellectual property, and the parties from whom we may license intellectual property may not be able to prevent third parties from infringing or using the licensed intellectual property. We generally will attempt to control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite efforts to protect this proprietary information, unauthorized parties may obtain and use information that we may regard as proprietary. Other parties may independently develop similar know-how or may even obtain access to these technologies.

The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries.
Neither the U.S. Patent and Trademark Office nor the courts have established a consistent policy regarding the breadth of claims allowed in pharmaceutical patents. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and the risk of infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.
Risks Related to Our Common Stock
The market price of our common stock is highly volatile.
The market price of our common stock has been, and is expected to continue to be, highly volatile. Certain factors, including announcements of new developments by us or other companies, regulatory matters, new or existing medicines or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us, and subsequent sales of common stock by the holders of warrants and options could have an adverse effect on the market price of our shares.
Our common stock does not have a vigorous trading market and investors may not be able to sell their securities when desired.
We have a limited active public market for our common shares. A more active public market, allowing investors to sell large quantities of our common stock, may never develop. Consequently, investors may not be able to liquidate their investments in the event of an emergency or for any other reason.
We have never paid dividends and have no plans to do so.
Holders of shares of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any potential return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
We are subject to reporting obligations under the United States securities laws. The Securities and Exchange Commission, or the SEC, as required by the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the trading price of our stock.
If we fail to remain current in our reporting requirements, our securities could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.
United States companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

We expect to need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.
We believe that our current cash and cash equivalents combined with anticipated cash flow from operations will be sufficient to meet our anticipated cash needs into the first quarter of 2012. We will, however, require additional cash resources. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity securities or borrow money. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure investors that financing will be available in amounts or on terms acceptable to us, if at all.
Our directors and executive officers beneficially own a significant amount of our common stock and will be able to exercise significant influence on matters requiring stockholder approval.
Our directors and executive officers collectively beneficially own approximately 18.1% of our common stock as of January 31, 2011. Consequently, our directors and executive officers as a group are able to exert significant influence over the election of directors and the outcome of most corporate actions requiring stockholder approval and our business, which may have the effect of delaying or precluding a third party from acquiring control of us. Furthermore, Emory University beneficially owns 29.5% of our common stock as of January 31, 2011. If our directors and executive officers move to act in concert with Emory University, their ability to influence stockholder actions will be even more significant.
Certain provisions of our certificate of incorporation may make it more difficult for a third party to effect a change in control.
Our certificate of incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
We lease approximately 8,400 square feet of office and laboratory space located at 1900 Lake Park Drive, Suite 380, Smyrna, Georgia under a 62 month lease agreement which began November 1, 2009. We believe this space is adequate for our current needs.

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
Market Information
Our common stock is currently traded on the over-the-counter bulletin board market under the symbol “GOVX”. The following table sets forth the high and low bid prices for our common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions:

	High	Low
2010
Fourth Quarter	$2.18	$0.63
Third Quarter	$3.35	$1.52
Second Quarter	$6.50	$2.25
First Quarter	$9.00	$5.00
2009
Fourth Quarter	$12.50	$7.00
Third Quarter	$16.50	$6.00
Second Quarter	$19.00	$5.00
First Quarter	$10.00	$4.50
Holders
On February 28, 2011, there were approximately 1,000 holders of record of our common stock. The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other institutions.
Dividends
We have not paid any dividends since our inception and do not contemplate paying dividends in the foreseeable future.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the period covered by this report that have not previously been reported on Form 10-Q or Form 8-K.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of 2010.
Securities Authorized for Issuance Under Equity Compensation Plans
See “Item 12 — Securities Authorized Per Issuance Under Equity Compensation Plans.”

Performance Graph
The following line graph presentation compares cumulative total Stockholder returns of GeoVax’s Common Stock with the Russell 2000 Index and the RDG SmallCap Biotechnology Index (the “Peer Index”) for the five-year period from December 31, 2005 to December 31, 2010. The graph and table assume that $100 was invested in each of GeoVax’s common stock, the Russell 2000 Index and the Peer Index on December 31, 2005, and that all dividends were reinvested. This data was furnished by the Research Data Group. This information includes information relating to the price of the Company’s shares prior to the merger of Dauphin Technology, Inc. and GeoVax, Inc. in September 2006.

	December 31,
	2005	2006	2007	2008	2009	2010
GeoVax Labs, Inc.	100.00	26.28	19.19	12.21	20.93	2.70
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
RDG Small Cap Biotechnology	100.00	93.46	83.08	57.48	73.39	81.08

Item 6.	Selected Financial Data
The following selected financial data are derived from our audited consolidated financial statements. The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information set forth below should be read in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the related notes, beginning on page F-1 of this Report.

	2010	2009	2008	2007	2006
Statement of Operations Data:
Total revenues (grant income)	$5,185,257	$3,668,195	$2,910,170	$237,004	$852,905
Net loss	(2,747,328)	(3,284,252)	(3,728,187)	(4,241,796)	(584,166)
Basic and diluted net loss per common share	(0.18)	(0.22)	(0.25)	(0.30)	(0.07)

Balance Sheet Data:
Total assets	2,357,834	4,315,597	3,056,241	3,246,404	2,396,330
Total stockholders’ equity	1,836,226	3,744,232	2,709,819	2,647,866	2,203,216

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our major ongoing research and development programs are focused on the clinical development of our DNA and MVA vaccines designed for use together in a prime-boost system for the prevention and/or treatment of HIV/AIDS. We are developing two clinical pathways for our vaccine candidates — (i) as a preventative vaccine to prevent or control infection of individuals who are exposed to the HIV virus, and (ii) as a therapeutic vaccine to prevent development of AIDS in those individuals who have already been infected with the HIV virus.
Our HIV vaccine candidates have successfully completed pre-clinical efficacy testing in non-human primates and our preventative HIV vaccine candidate has completed Phase 1 clinical testing trials in humans.
Our preventative vaccine candidate is currently in a Phase 2a clinical trial, being conducted by the HIV Vaccine Trials Network, or the “HVTN”, with funding from the NIH. We expect to complete patient enrollment and inoculations for this trial during 2011. Early results from this Phase 2a trial are still blinded, but consistent with continued safety and reproducible immunogenicity.
With regard to our therapeutic vaccine candidate, we recently initiated a Phase 1/2 human clinical trial and are currently recruiting patients. We expect this trial to begin generating vaccine safety and performance data in late 2011 and early 2012. If the data are encouraging, we expect that this study would then be amended and expanded into a larger Phase 2 clinical trial
In addition to our clinical development program, we are conducting pre-clinical research on the impact of adding adjuvants (immune system stimulants) to the DNA priming component of our vaccine. This work is being funded by the NIH through an Integrated Pre-clinical / Clinical AIDS Vaccine Development Grant, or the IPCAVD, grant to GeoVax. The HVTN is currently planning accelerated testing of a GM-CSF adjuvanted form of our vaccine that has demonstrated 71% prevention of infection in non-human primates.
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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements for the year ended December 31, 2010. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
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
Revenue Recognition
We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, non-refundable fees received in connection with research collaboration agreements. Our revenue consists solely of grant funding received from the NIH. Revenue from this arrangement is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.
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
Liquidity and Capital Resources
At December 31, 2010, we had cash and cash equivalents of $1,079,087 and total assets of $2,357,834, as compared to $3,515,784 and $4,315,597, respectively, at December 31, 2009. Working capital totaled $1,080,584 at December 31, 2010, compared to $3,309,355 at December 31, 2009.
Sources and Uses of Cash
We are a development-stage company as defined by Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 915, “Development Stage Entities” and do not have any products approved for sale. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. Our primary sources of cash are from sales of our equity securities and from government grant funding.
Cash Flows from Operating Activities
Net cash used in operating activities was $2,007,169, $1,425,150, and $2,367,886 for the years ended December 31, 2010, 2009 and 2008, respectively. Generally, the differences between periods are due to fluctuations in our net losses which, in turn, result from fluctuations in expenditures from our research activities, offset by net changes in our assets and liabilities.
The costs of conducting all of our human clinical trials to date, except for the therapeutic trial, have been borne by the HVTN, funded by the NIH, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. The HVTN and the NIH are bearing the cost of conducting our ongoing Phase 2a human clinical trial, but we cannot predict the level of support we will receive from the HVTN or the NIH for any additional clinical trials.
We are currently not receiving any governmental support for our Phase 1/2 therapeutic vaccine trial, but in July 2010 we applied for certification of our qualified expenditures during 2009 and 2010 (including expenditures for the Phase 1 trial) under the Qualifying Therapeutic Discovery Project (QTDP) program enacted as part of the Patient Protection and Affordable Care Act of 2010. The QTDP program was highly oversubscribed, and in November 2010, we received a cash grant of $244,500 related to our HIV/AIDS vaccine development activities, which is the maximum level allowable per project under the program.

Our operations are also partially funded by the IPCAVD grant awarded to us in September 2007 by the NIH to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five-year period which commenced in October 2007, with an expected annual award of generally between $3 and $4 million per year (approximately $19.4 million in the aggregate). The most recent annual award under the grant is for the period from September 1, 2010 through August 31, 2011 in the amount of $4.9 million. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production for human clinical trial testing, primarily with regard to our research into vaccine adjuvants. The funding we receive pursuant to this grant is recorded as revenue at the time the related expenditures are incurred, and thus partially offsets our net losses. As of December 31, 2010, there is approximately $4.3 million remaining from the current grant year’s awards. Assuming that the remaining budgeted amounts under the grant are awarded to us, there is an additional $3.8 million available through the grant for the remainder of the original five year project period ending August 31, 2012. If the annual grant does not occur, we will experience a shortfall in anticipated cash flow and will be required to promptly seek other funds to address the shortfall.
We intend to pursue additional grants from the federal government. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Therefore, it will be necessary for us to look to other sources of funding in order to finance our development activities.
Cash Flows from Investing Activities
Our investing activities have consisted predominantly of capital expenditures. Capital expenditures for the years ended December 31, 2010, 2009 and 2008, were $4,706, $270,246, and $99,831, respectively.
Cash Flows from Financing Activities
Net cash used by financing activities was $430,402 for the year ended December 31, 2010, as compared to net cash provided by financing activities of $3,020,000 and $2,668,541 for the years ended December 31, 2009 and 2008, respectively. The cash used by financing activities during 2010 relates to costs associated with our previous efforts to raise funds, as well as our proposed 2010 public offering. During 2009, we received $1,500,000 from the exercise of a stock purchase warrant. During 2009 and 2008, we received $1,520,000 and $406,091, respectively, net of associated costs, from the sale of our common stock pursuant to a stock purchase agreement that provided us the right to sell shares to an investor through July 31, 2010. The remaining cash generated by our financing activities during 2008 relates to the sale of our common stock and warrants to individual accredited investors.
Our capital requirements, particularly as they relate to product research and development, have been and will continue to be significant. We anticipate incurring additional losses for several years as we expand our drug development and clinical programs and proceed into higher cost human clinical trials. Conducting clinical trials for our vaccine candidates in development is a lengthy, time-consuming and expensive process. We will not generate revenues from the sale of our technology or products for at least several years, if at all. For the foreseeable future, we will be dependent on obtaining financing from third parties in order to maintain our operations, including our clinical program. Due to the existing uncertainty in the capital and credit markets, and adverse regional and national economic conditions that may persist or worsen, capital may not be available on terms acceptable to the Company or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations, or to seek to merge with or to be acquired by another company.
In any event, we anticipate raising additional capital during 2011, although there can be no assurance that we will be able to do so. While we believe that we will be successful in obtaining the necessary financing to fund our operations through grants, our proposed 2011 public offering, exercise of options and warrants, and/or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all.
We believe that our current working capital combined with the proceeds from the IPCAVD grant awarded from the NIH, and without consideration given to net proceeds from our proposed public offering will be sufficient to support our planned level of operations into the first quarter of 2012. Assuming $5,000,000 of units is sold in our proposed public offering, we expect to have sufficient funding to support our planned operations through mid-2013. Assuming the maximum amount of units is sold in our proposed public offering, we expect to have sufficient funding to support our planned and expanded operations through at least mid-2014. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.
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
The following table represents our contractual obligations as of December 31, 2010, aggregated by type (in thousands):

	Payments Due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 years
Operating Lease Obligations (1)	$494	$118	$376	$—	$—
Firm Purchase Commitments (2)	$942	$641	$301	$—	$—
Emory University — License Agreement (3)	—	—	—	—	—

Total	$1,436	$759	$677	$—	$—

(1)	Our operating lease obligations relate to the facility lease for our 8,430 square foot facility in Smyrna, Georgia, which houses our laboratory operations and our administrative offices. The lease, which was effective November 1, 2009, expires on December 31, 2014.

(2)	Firm purchase commitments relate to contracts for production and testing of our vaccine products, conduct of clinical trials, and other research-related activities.

(3)	Pursuant to the Emory License, we have committed to make potential future milestone and royalty payments which are contingent upon the occurrence of future events. Such events include development milestones, regulatory approvals and product sales. Because the achievement of these milestones is currently neither probable nor reasonably estimable, the contingent payments have not been included in the table above or recorded on our Consolidated Balance Sheets. The aggregate total of all potential milestone payments included in the Emory License (excluding royalties on net sales) is approximately $3.5 million.
As of December 31, 2010, except as disclosed in the table above, we had no other material firm purchase obligations or commitments for capital expenditures and no committed lines of credit or other committed funding or long-term debt. We have employment agreements with our executive officers and a consulting agreement with a member of our Board of Directors, each of which may be terminated with no more than 90 days advance written notice. The table also excludes budgeted expenses under our two Research Agreements with Emory University which are fully reimbursable to us pursuant to the IPCAVD grant from the NIH and cover a period of less than one year.
Net Operating Loss Carryforwards
At December 31, 2010, we had consolidated net operating loss carryforwards for income tax purposes of $72.1 million, which will expire in 2011 through 2030 if not utilized. Approximately $59.7 million of our net operating loss carryforwards relate to the operations of our predecessor, Dauphin Technology, Inc. prior to the 2006 merger between Dauphin Technology, Inc. and GeoVax, Inc. We also have research and development tax credits of approximately $735,000 available to reduce income taxes, if any, which will expire in 2022 through 2030 if not utilized. The amount of net operating loss carryforwards and research tax credits available to reduce income taxes in any particular year may be limited in certain circumstances. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations — Years ended December 31, 2010, 2009, and 2008
Net Loss
We recorded net losses of $2,747,328, $3,284,252, and $3,728,187 for the years ended December 31, 2010, 2009 and 2008, respectively. Our operating results typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.
Grant Revenue
We recorded grant revenues of $5,185,257, $3,668,195, and $2,910,170 for the years ended December 31, 2010, 2009 and 2008, respectively. During 2007, we were awarded the IPCAVD grant by the NIH to support our HIV/AIDS vaccine program. The grant is subject to annual renewal, with the latest grant award covering the period from September 2010 through August 2011 in the amount of $4.9 million. As of December 31, 2010, there was approximately $4.3 million remaining from the current grant year’s award and (assuming that the remaining budgeted amounts under the grant are awarded to the Company) there is an additional $3.8 million available through the grant for the remainder of the original five-year project period ending August 31, 2012.
Research and Development
Our research and development expenses were $4,793,956, $4,068,682, and $3,741,489 for the years ended December 31, 2010, 2009 and 2008, respectively. Research and development expenses can vary considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, and due to fluctuations in the timing of expenditures related to our IPCAVD grant from the NIH. Research and development expense for these periods includes stock-based compensation expense of $206,501, $304,654, and $494,041 for 2010, 2009 and 2008, respectively (see discussion under “Stock-Based Compensation Expense” below). Our research and development costs do not include costs incurred by HVTN in conducting trials of GeoVax vaccines.
The increase in research and development expense during each of the periods is due primarily to increased costs associated with activities funded by our IPCAVD grant, vaccine manufacturing costs, and costs associated with initiating a Phase 1/2 clinical trial for our therapeutic vaccine candidate. Our Phase 2a clinical trial for our preventative vaccine is being conducted and funded by the HVTN, but we are responsible for the manufacture of vaccine product to be used in the trial, and we are not currently receiving any government support for the Phase 1 clinical trial of our therapeutic vaccine. We cannot predict the level of support we may receive from HVTN or other federal agencies (or divisions thereof) for our future clinical trials. We expect that our research and development costs, including costs of conducting clinical trials for our therapeutic vaccine not currently being supported by HVTN, will continue to increase during 2011 and beyond as we progress through the human clinical trial process leading up to possible product approval by the FDA.
The table below summarizes our research and development expenses for each of the years in the three year period ended December 31, 2010. The amounts shown related to the IPCAVD grant represent all direct costs associated with the grant activities, including salaries and personnel-related expenses, supplies, consulting, contract services and travel. The remainder of our research and development expense is allocated to our general HIV/AIDS vaccine program.

R&D Project	2010	2009	2008
IPCAVD Grant — Vaccine Adjuvants	$3,385,193	$2,772,397	$2,504,850
DNA/MVA Vaccines — HIV/AIDS	1,408,763	1,296,285	1,236,639

Total Research and Development Expense	$4,793,956	$4,068,682	$3,741,489

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
General and Administrative Expense
Our general and administrative expenses were $3,162,134, $2,914,845, and $2,970,068 for the years ended December 31, 2010, 2009 and 2008, respectively. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $544,031, $994,011, and $1,525,008 for 2010, 2009 and 2008, respectively (see discussion under “Stock-Based Compensation Expense” below). We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.
Stock-Based Compensation Expense
We recorded total stock-based compensation expense of $750,532, $1,298,665, and $2,019,049 during the years ended December 31, 2010, 2009 and 2008, respectively, which was allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to common stock and stock purchase warrants issued to consultants and non-employee directors. For the three years ended December 31, 2010, stock-based compensation expense was allocated as follows:

	2010	2009	2008
General and administrative expense	$544,031	$994,011	$1,525,008
Research and development expense	206,501	304,654	494,041

Total stock option expense	$750,532	$1,298,665	$2,019,049

Other Income
Interest income was $23,505, $31,080, and $73,200 for the years ended December 31, 2010, 2009 and 2008, respectively. The variances between years are primarily attributable to the cash available for investment and to interest rate fluctuations.
Impact of Inflation
For the three year period ended December 31, 2010, we do not believe that inflation and changing prices had a material impact on our operations or on our financial results.

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
Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2010 and 2009, and for each of the three years ended December 31, 2010, 2009 and 2008, and from inception through December 31, 2010, together with the independent registered public accounting firms’ reports thereon, are set forth on pages F-1 to F-19 of this Annual Report on Form 10-K.

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
An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Current Position
David A. Dodd (1)(2)	61	Chairman of the Board of Directors
Robert T. McNally, Ph.D.	62	President and Chief Executive Officer, Director
Mark J. Newman, Ph.D.	55	Vice President, Research and Development
Mark W. Reynolds, CPA	49	Chief Financial Officer and Corporate Secretary
Harriet L. Robinson, Ph.D.	73	Chief Scientific Officer, Director
Steven S. Antebi (1)(3)	67	Director
Donald G. Hildebrand	70	Director
Dean G. Kollintzas (1)(2)(3)	37	Director
John N. Spencer, Jr. (2)(3)	69	Director

(1)	Member of the Compensation Committee of the Board of Directors.

(2)	Member of the Nominating and Governance Committee of the Board of Directors.

(3)	Member of the Audit Committee of the Board of Directors.
David A. Dodd. Mr. Dodd joined the Board of Directors in March 2010 and became Chairman of our Board of Directors on January 1, 2011. He is the Chief Executive Officer of RiversEdge BioVentures, an investment and advisory firm focused on the life sciences and pharmaceuticals industries, which he founded in 2009. He has more than 35 years of executive experience in the healthcare industry. From December 2007 to June 2009, Mr. Dodd was President, Chief Executive officer and Chairman of BioReliance Corporation, an organization that provided biological safety testing, viral clearance testing, genetic and mammalian technology testing and laboratory animal diagnostic services testing. From October 2006 to April 2009, he served as non-executive chairman of Stem Cell Sciences Plc. Before that, Mr. Dodd served as President, Chief Executive Officer and Director of Serologicals Corporation (Nasdaq: SERO) before it was sold to Millipore Corporation in July 2006 for $1.5 billion. For five years prior to this, Mr. Dodd served as President and Chief Executive Officer of Solvay Pharmaceuticals, Inc. and Chairman of its subsidiary Unimed Pharmaceuticals, Inc. The Board of Directors concluded Mr. Dodd should serve on the Board of Directors due to his experience in the pharmaceutical industry, as well as his background in general management, business transformation, corporate partnering, and mergers and acquisitions.
Robert T. McNally, Ph.D. Dr. McNally joined the Board of Directors in December 2006 and was appointed as our President and Chief Executive Officer effective April 1, 2008. From 2000 to March 2008, Dr. McNally served as Chief Executive Officer of Cell Dynamics LLC, a cGMP laboratory services company. Previously, Dr. McNally was Senior Vice President of Clinical Research for CryoLife, Inc., a pioneering company in transplantable human tissues. Dr. McNally is a Fellow of the American Institute for Medical and Biological Engineering, serves on the advisory boards of the Petit Institute for Bioengineering and Dupree College of Management at the Georgia Institute of Technology, and is a former Chairman of Georgia Bio, a trade association. Dr. McNally graduated with a Ph.D. in biomedical engineering from the University of Pennsylvania. The Board of Directors has concluded that Dr. McNally should serve on its Board of Directors by virtue of his prior business and scientific experience, including his experience as Chief Executive Officer of Cell Dynamics, LLC and as Senior Vice President of Clinical Research for CryoLife, Inc., and due to his intimate involvement with the Company’s ongoing operations as its President and Chief Executive Officer.

Mark J. Newman, Ph.D. Dr. Newman joined the Company as Vice President, Research and Development in January 2010. Prior to joining GeoVax, Dr. Newman served in similar positions at PaxVax, Inc. (from March 2009 to December 2009), Pharmexa A/S (from January 2006 to December 2008), and Epimmune, Inc. (from February 1999 to December 2005). He has also served in senior scientific management roles at Vaxcel, Inc., Apollon, Inc. and Cambridge Biotech Corp. Dr. Newman’s experience includes directing research, pre-clinical development and early stage clinical testing of protein, peptide, plasmid DNA and viral vectored vaccines and multiple vaccine adjuvants. He has co-authored more than 100 scientific papers, reviews and book chapters during his professional career, and is a named co-inventor on six issued U.S. patents and one European patent, all related to vaccine technologies. He has also been awarded multiple federal government and foundation grants and contracts to support research and early stage clinical development in the field of vaccines. Dr. Newman is a graduate of the Ohio State University (B.Sc. and M.Sc.) and received his Ph.D. in Immunology from the John Curtin School of Medical Research, the Australian National University. He completed four years of post-doctoral training at Cornell University, the National Cancer Institute, and the NIH and served as a full time member of the Louisiana State University faculty prior to joining the biotech industry.
Mark W. Reynolds, CPA Mr. Reynolds joined the Company on a part-time basis in October 2006 as Chief Financial Officer and Corporate Secretary, becoming a full-time employee in January 2010. From 2003 to 2006, before being named Chief Financial Officer of GeoVax Labs, Inc., Mr. Reynolds provided financial and accounting services to GeoVax, Inc. as an independent contractor. From 2004 to 2008, Mr. Reynolds served as Chief Financial Officer for Health Watch Systems, Inc. a privately-held company in the consumer healthcare industry. From 2004 to 2006, he served as Chief Financial Officer for Duska Therapeutics, Inc., a publicly-held biotechnology company. From 1988 to 2002, Mr. Reynolds was first Controller and later Chief Financial Officer and Corporate Secretary of CytRx Corporation, a publicly-held biopharmaceutical company. Mr. Reynolds began his career as an auditor with Arthur Andersen & Co. from 1985 to 1988. He is a certified public accountant and earned a masters of accountancy degree from the University of Georgia.
Harriet L. Robinson, Ph.D. Dr. Robinson joined the Company as Senior Vice President, Research and Development on a part-time basis in November 2007 and on a full-time basis in February 2008, and was elected to the Board of Directors in June 2008. She is a co-founder of GeoVax, Inc. and has served as chief of its scientific advisory board since formation of the company in 2001. From 1999 to February 2008, Dr. Robinson served as the Asa Griggs Candler Professor of Microbiology and Immunology at Emory University in Atlanta, Georgia, and from 1998 to February 2008 as Chief, Division of Microbiology and Immunology, Yerkes National Primate Center and Professor at the Emory University School of Medicine. She was Professor, Department of Microbiology & Immunology, at the University of Massachusetts Medical Center from 1988 to 1997 and Staff, then Senior, then Principal Scientist at the University of Massachusetts Worcester Foundation for Experimental Biology from 1977 to 1987. She was also a National Science Foundation Postdoctoral Fellow at the Virus Laboratory, University of California, Berkeley, from 1965 to 1967. Dr. Robinson received a bachelor of arts degree from Swarthmore College and M.S. and Ph.D. degrees from the Massachusetts Institute of Technology. The Board of Directors has concluded that Dr. Robinson should serve on its Board of Directors by virtue of her extensive knowledge of the Company’s technology as its scientific founder.
Steven S. Antebi. Mr. Antebi joined the Board of Directors in March 2010. During the last five years, he has served as President of Maple Capital Management, a fund focusing on debt and equity investments in North America (May 2007 to present), President and Chief Executive Officer of Galileo Partners LLC (2006 to present), and President of Blue and Gold Enterprises Inc. (2002-2009), funds that invest in registered direct investments, PIPE transactions, private placements, and open market equity transactions. Prior to that, he served for twenty years in various senior positions at Bear Stearns and Company, including institutional sales, trading the firm’s capital in the over the counter market, syndicate distribution, and outside investment banking. He has served as a member of the Board of Governors of Cedars Sinai Medical Center in Los Angeles, California, one of the largest hospital/research centers in the world, for over ten years. He serves as Chairman of the Board of Epinex Diagnostic Inc., a late stage development company, creating a rapid diagnostic system for testing glycated albumen in diabetics. Mr. Antebi is also the Chairman of the Board of the Royalty Review Council, a company doing royalty accounting for web casting and digital media, covering all five major record labels. The Board of Directors concluded that Mr. Antebi should serve on the Board of Directors because of his substantial experience in finance and his experience in healthcare and technology.
Donald G. Hildebrand. Mr. Hildebrand joined the Board of Directors as Chairman and became our President and Chief Executive Officer upon consummation of the merger with GeoVax, Inc. in September 2006. Effective April 1, 2008, upon the appointment of Dr. Robert T. McNally as our President and Chief Executive Officer, Mr. Hildebrand executed a consulting agreement with the Company and remained as Chairman of the Board until January 1, 2011. Mr. Hildebrand is a founder of GeoVax, Inc., our wholly-owned subsidiary, and served as its President and Chief Executive Officer and as a member of its Board of Directors from its inception in 2001 to April 2008. Prior to founding GeoVax, Mr. Hildebrand was North American President and Chief Executive Officer of Rhone Merieux, Inc., a subsidiary of Rhone Merieux, S.A., a world leader in the biopharmaceutical and animal health industries. In 1997, Mr. Hildebrand also became Global Vice President of Merial Limited, a position that he held until retiring in 2000. Mr. Hildebrand received his bachelor of science in microbiology from the University of Wisconsin. The Board of Directors has concluded that Mr. Hildebrand should serve on the Board of Directors by virtue of his prior experience in the vaccine industry and his intimate knowledge of the Company’s history and technology resulting from his prior service as its President and Chief Executive Officer.
Dean G. Kollintzas. Mr. Kollintzas joined the Board of Directors upon consummation of the merger with GeoVax, Inc. in September 2006. Since 2001 Mr. Kollintzas has been an intellectual property attorney specializing in biotechnology and pharmaceutical licensing, FDA regulation, and corporate/international transactions. Mr. Kollintzas received a microbiology degree from the University of Illinois and a J.D. from Franklin Pierce Law Center. He is a member of the Wisconsin and American Bar Associations. Since 2004, Mr. Kollintzas has owned and operated a restaurant in Joliet, Illinois called The Metro Grill. The Board of Directors has concluded that Mr. Kollintzas should serve on the Board of Directors by virtue of his experience with intellectual property matters, biotechnology and pharmaceutical licensing, and FDA regulation.

John N. (Jack) Spencer, Jr., CPA Mr. Spencer joined the Board of Directors upon consummation of the merger with GeoVax, Inc. in September 2006. Mr. Spencer is a certified public accountant and was a partner of Ernst & Young where he spent more than 38 years until he retired in 2000. Mr. Spencer also serves as a director SurgiVigon, Inc., a medical device company, where he also chairs the audit committee, and served as a director of Firstwave Technologies (Nasdaq:FSTW) from November 2003 until April of 2009. He also serves as a consultant to various companies primarily relating to financial accounting and reporting matters. Mr. Spencer received a bachelor of science degree from Syracuse University, and he earned an M.B.A. degree from Babson College. He also attended the Harvard Business School advanced management program. The Board of Directors has concluded that Mr. Spencer should serve on the Board of Directors by virtue of his experience at Ernst & Young where he was the partner in charge of that firm’s life sciences practice for the southeastern United States, and his clients included a large number of publicly-owned and privately-held medical technology companies, together with his continuing expertise as a director of, and a consultant to, other publicly owned and privately held companies.
Audit Committee
Our Board of Directors has a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. At various times during the fiscal year ended December 31, 2010, Mr. Antebi, Mr. Spencer, Mr. Kollintzas, and Mr. Tsolinas (a former director) served on our Audit Committee. Our Board of Directors has determined that Mr. Spencer qualifies as an “audit committee financial expert” as defined by the SEC’s rules, and that Mr. Spencer is independent in accordance with the criteria of independence set forth in Section 301(3)(B) of the Sarbanes-Oxley Act of 2002, and that Mr. Spencer qualifies as an “audit committee financial expert” as defined by the SEC’s rules. The Audit Committee has adopted a charter, a copy of which is available on our website at www.geovax.com. The Audit Committee held five meetings during 2010.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, as well as certain affiliates of those persons, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports we received and written representations that no other reports were required to be filed for those persons, we believe that, during the fiscal year ended December 31, 2010, all of our executive officers, directors and owners of more than 10% of our common stock filed all reports required by Section 16(a) on a timely basis, except that:
•	Dr. Robinson did not timely file a Form 4 to report gifts of 2,400 shares of our common stock on October 22, 2009, and gifts of 2,056 shares on December 9, 2009. Dr. Robinson filed a Form 4 with the SEC to report these transactions on April 27, 2010.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
In the paragraphs that follow, the Compensation Committee provides an overview and analysis of our compensation program and policies, the material compensation decisions made under those programs and policies with respect to our executive officers, and the material factors considered in making those decisions.
The Compensation Committee reviews, analyzes and approves the compensation of our senior executive officers, including the “Named Executive Officers” listed in the tables that follow this Compensation Discussion and Analysis. The Named Executive Officers for 2010 include our chief executive officer, our chief financial officer, and the two other individuals who served as executive officers during 2010 and whose total compensation for 2010 exceeded $100,000, calculated in accordance with the rules and regulations of the SEC. Our Named Executive Officers for 2010 were:
•	Robert T. McNally, President and Chief Executive Officer

•	Mark W. Reynolds, Chief Financial Officer

•	Harriet L. Robinson, Chief Scientific Officer

•	Mark J. Newman, VP, Research and Development
The tables that follow this Compensation Discussion and Analysis contain specific data about the compensation earned or paid in 2010 to the Named Executive Officers. The discussion below is intended to help readers understand the detailed information provided in the compensation tables and put that information into the context of our overall compensation program.
Objectives of Our Compensation Program
In general, we operate in a marketplace where competition for talented executives is intense and significant. The biopharmaceutical industry is highly competitive and includes companies with far greater resources than ours. We are engaged in the long-term development of drug candidates without the benefit of significant current revenues, and therefore our operations involve a high degree of risk and uncertainty. This level of risk and uncertainty may make it difficult to attract and retain talented executives. Nevertheless, continuity of personnel across multi-disciplinary functions is critical to the success of our business. Furthermore, since we have relatively few employees, each must perform a broad scope of functions, and there is very little redundancy in skills.
The objectives of our compensation program for our executive officers and other employees are to provide competitive cash compensation, health, and retirement benefits, as well as long-term equity incentives that offer significant reward potential for the risks assumed and for each individual’s contribution to our long-term performance. Although the Compensation Committee seeks to pay salaries and bonuses sufficient to hire and retain talented individuals, the Compensation Committee also believes, based on its subjective perception of their skills, that many of its employees could earn somewhat higher cash compensation at other companies, and seeks to address this concern by making stock option grants at a somewhat higher level than it would if the salaries and bonuses were higher. Individual performance is measured subjectively taking into account Company and individual progress toward overall corporate goals, as well as each individual’s skills, experience, and responsibilities, together with corporate and individual progress in the areas of scientific innovation, regulatory compliance, business development, employee development, and other values designed to build a culture of high performance. No particular weight is assigned to these measures, and the Compensation Committee is of the view that much of the Company’s progress results from team effort. These policies and practices are based on the principle that total compensation should serve to attract and retain those executives and employees critical to our overall success and are designed to reward executives for their contributions toward business performance that enhances stockholder value.

Role of the Compensation Committee
Our Compensation Committee assists our Board of Directors in discharging its responsibilities relating to the compensation of our executive officers. As such, the Compensation Committee has responsibility over certain matters relating to the fair and competitive compensation of our executives, employees and directors (only non-employee directors are compensated as directors) as well as matters relating to equity-based benefit plans. Each of the members of our Compensation Committee is independent in accordance with the criteria of independence set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules and Rule 803(A)(2) of the NYSE Amex Listing Requirements. We believe that their independence from management allows the members of the Compensation Committee to provide unbiased consideration of various elements that could be included in an executive compensation program and apply independent judgment about which elements best achieve our compensation objectives.
In March 2010, the Compensation Committee and the Board of Directors approved a new charter for the Compensation Committee. Pursuant to the new charter, the Compensation Committee is responsible for, among other things:
•	reviewing the Company’s overall compensation philosophy and strategy;

•	evaluating and determining the compensation of the Chief Executive Officer;

•	evaluating and setting, in conjunction with the Chief Executive Officer, the compensation of other officers;

•	reviewing and approving the annual Compensation Discussion and Analysis;

•	evaluating and approving the components and amounts of compensation of the Company’s employees;

•	evaluating, considering and approving, in its discretion, the Company’s equity-based compensation plans, as well as grants and awards made under any such plans to persons other than the Chief Executive Officer and submitting them to the Board of Directors for its consideration and approval;

•	approving, with sole and exclusive authority, grants and awards made to the Company’s Chief Executive Officer under the Company’s equity-based compensation plans;

•	evaluating, considering and approving, in its discretion, compensation for non-employee members of the Board of Directors; and

•	managing and controlling the operation and administration of the Company’s stock option plans.
Pursuant to its charter as in effect prior to March 2010, the Compensation Committee was charged specifically with reviewing and determining annually the compensation of our Chief Executive Officer, approving special bonus payments and perquisites paid to and other special compensation or benefit arrangements with executive officers, and approving (subject to approval of the Board of Directors) recommendations by the Chief Executive Officer with respect to grants under our stock option plan and any other equity-based plan we might adopt in the future. Subject to approval of the Board of Directors, the Compensation Committee also set salaries and determines bonuses, sometimes referred to as cash incentive awards, for the Company’s employees. The Compensation Committee gave due consideration to the Chief Executive Officer’s recommendations and could change them prior to recommending them to the Board of Directors. The Compensation Committee did not exercise the authority granted to it by its charter to approve a pool of options and other discretionary awards to be used by the Chief Executive Officer.
Elements of Compensation
To achieve the objectives described above, the three primary compensation elements used for executive officers are base salary, cash bonus, and stock option awards. We believe that these three elements are the most effective combination in motivating and retaining our executive officers at this stage in our development. The Compensation Committee has not utilized other companies for benchmarking purposes because it believes that those businesses which would be most comparable to the Company are either privately held or divisions of very large medical products companies.

Base Salary
Our philosophy is to maintain executive base salary at a competitive level sufficient to recruit and retain individuals possessing the skills and capabilities necessary to achieve our goals over the long term. Base salaries provide our executive officers with a degree of financial certainty and stability and also reward individual achievements and contributions.
Cash Bonus
Annual cash incentive awards motivate our executive officers to contribute toward the achievement of corporate goals and objectives. Generally, every employee is eligible to earn an annual cash incentive award, promoting alignment and pay-for-performance at all levels of the organization. The Company does not have a formalized cash incentive award plan, and awards are based on the subjective recommendation of the President and Chief Executive Officer (except as to the Chief Executive Officer’s cash bonus) and on the Compensation Committee’s subjective judgment.
Stock Option Awards
Stock option awards are a fundamental element in our executive compensation program because they emphasize our long-term performance, as measured by creation of stockholder value, and align the interests of our stockholders and management. In addition, the Compensation Committee believes they are crucial to a competitive compensation program for executive officers, and they act as a powerful retention tool. In our current pre-commercial state, we view the Company as still facing a significant level of risk, but with the potential for a high reward over a period of time, and therefore we believe that stock incentive awards are appropriate for executive officers. These awards are provided through initial grants at or near the date of hire and through subsequent, periodic grants. The initial grant is typically larger than subsequent, periodic grants and is intended to motivate the officer to make the kind of decisions and implement strategies and programs that will contribute to an increase in our stock price over time. Subsequent periodic stock option awards may be granted to reflect each executive officer’s ongoing contributions to the Company, to create an incentive to remain at the Company, and to provide a long-term incentive to achieve or exceed our corporate goals and objectives. The Company does not have a formula for determining stock option awards. Awards are generally based on the subjective recommendation of the President and Chief Executive Officer and on the Compensation Committee’s subjective judgment. The Compensation Committee does not typically give much weight to the overall levels of stock and stock options owned by the Company’s executive officers and directors.
Accounting and Tax Considerations
The accounting and tax treatment of compensation generally has not been a factor in determining the amounts of compensation for the Company’s executive officers.
Section 162(m) of the Internal Revenue Code of 1986, as amended, limits tax deductions of public companies on compensation paid to certain executive officers in excess of $1 million. The Compensation Committee considers the impact of Section 162(m) on its compensation decisions, but has no formal policy to structure executive compensation so that it complies with the requirements of Section 162(m) due to the overall level of compensation paid. In general, stock options granted under the Company’s 2006 Equity Incentive Plan, or the Plan, are intended to qualify under and comply with the “performance based compensation” exemption provided under Section 162(m), thus excluding from the Section 162(m) compensation limitation any income recognized by executives at the time of exercise of such stock options.
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
Setting Executive Compensation
Historically, we have not used quantitative methods or mathematical formulae in setting any element of executive compensation. We use discretion, guided in large part by the concept of pay-for-performance, and we consider all elements of an executive’s compensation package when setting each portion of compensation. There is no pre-established policy or target for the allocation between cash and equity incentive compensation, although the Compensation Committee believes its stock option grants are at a level that permits it to retain talented personnel at somewhat lower levels of cash compensation than these individuals might otherwise receive. Year-to-year changes in base salary have usually been relatively modest, and executive officer base salaries are within a relatively narrow range. The Compensation Committee considers relative levels of compensation among its various executive officers. Our annual cash incentive awards have generally been modest. When made at all, the individual cash incentive awards have ranged from $10,000 to $15,000 over the last three years. Bonuses have usually been paid to all Named Executive Officers when they were paid at all. We may choose other compensation approaches if circumstances warrant.

When determining compensation for a new executive officer, and when annually reviewing the compensation for our executive officers, factors taken into consideration are the individual’s skills, knowledge and experience, the individual’s past and potential future impact on our short-term and long-term success, the individual’s recent compensation levels in other positions, and any present and expected compensation information obtained from other prospective candidates interviewed during the recruitment process. In setting our executive compensation for 2010, no specific benchmarking activities were undertaken. We will generally make a grant of stock options when an executive officer joins us. Options are granted at no less than 100% of the fair market value on the date of grant. In determining the size of an initial stock option grant to an executive officer, we primarily consider company performance and the individual’s scope of responsibility. For periodic grants, we also consider the Company’s and the individual’s continuing performance and the recommendations of the Chief Executive Officer, all on a subjective basis. Since the stock option grant is meant to be a retention tool, we also consider the importance to stockholders of that person’s continued service. Stock option grants to executives generally vest over a period of three years.
The Compensation Committee annually reviews and determines the compensation for our Chief Executive Officer. Each year, recommendations for the compensation for other executive officers (other than himself) are prepared by the Chief Executive Officer and are reviewed with the Compensation Committee and modified by it where appropriate.
In order to assess the performance of a full calendar year, annual cash incentive and stock option awards are generally determined in December of each year. We do not currently have any program, plan or practice in place to time stock option grants to our executives or other employees in coordination with the release of material non-public information.
As part of our executive compensation review conducted annually in December, we review a tally sheet prepared by the President and Chief Executive Officer setting forth all components of total compensation to our Named Executive Officers and all other employees. The tally sheet includes current and proposed base salary, proposed annual cash incentive awards and historical, as well as proposed, stock option awards. Post-termination pay under employment agreements to which our executive officers are parties is not considered to be material at the present time. These tools are employed by the Compensation Committee both in reviewing individual compensation awards and as a useful check on total compensation. These tools also show the effect of compensation decisions made over time on the total annual compensation to a Named Executive Officer and allow the Compensation Committee to review historical amounts for comparative purposes.
We considered whether our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on GeoVax, and concluded that they do not.
2010 Executive Compensation
The amount of compensation earned by each of the Named Executive Officers during fiscal 2010, 2009 and 2008 is shown in the Summary Compensation Table below.
In December 2009, the Compensation Committee established the salaries of the named Executive Officers for 2010. The Compensation Committee used its subjective judgment and considered the overall progress of the Company, and the skills, experience, responsibilities, achievements and historical compensation of each of the Named Executive Officers, in determining the salary levels for 2010. In its deliberations on executive compensation, the Compensation Committee considered the fact that, during the preceding year (at its meeting in December 2008) the Compensation Committee had accepted the recommendation from Dr. McNally that none of the Named Executive Officers receive salary increases for 2009, except as related to Mr. Reynolds with respect to a proportionate increase relative to his time commitment to the business of the Company. The Compensation Committee felt that, under the circumstances, it should increase the salaries of the Company’s executive officers, and decided to increase the salaries of the Company’s executive officers for 2010. The Compensation Committee reviewed the salary increases it had approved for the other employees of the Company and determined the average of the increases was approximately 6.3%. The Compensation Committee then increased executive officer salaries by 6.3%, with the exception of Dr. McNally, who received a 10% increase in salary, and also with the exception of Dr. Newman, whose initial employment did not begin until January 2010. The Compensation Committee provided a higher salary to Dr. McNally because it felt that the Chief Executive Officer should be the most highly compensated executive.

In December 2010, the Compensation Committee considered 2010 stock option grants and cash incentive awards as well as base salaries for 2011. The Compensation Committee used its subjective judgment and considered the same factors it considered in December 2009: the overall progress of the Company, and the skills, experience, responsibilities, achievements and historical compensation of each of the Named Executive Officers, in determining the award of cash bonuses and stock option grants for 2010 and salary levels for 2011. In its deliberations, the Compensation Committee also gave significant consideration to the status of the Company’s fund-raising efforts and Dr. McNally’s recommendation that no cash bonuses or salary increases be paid to the Named Executive Officers but reconsidered after completion of the Company’s next financing round. The Compensation Committee accepted Dr. McNally’s recommendation, partially in the interest of preserving the Company’s overall cash flow to the extent reasonably possible.
Robert T. McNally. Dr. McNally serves as our President and Chief Executive Officer pursuant to an employment agreement effective April 1, 2008. In December 2010, the Compensation Committee awarded Dr. McNally a stock option grant for 10,000 shares at an exercise price of $1.98 per share. It did not award a cash bonus. The Compensation Committee did not increase Dr. McNally’s annual base salary of $275,000.
Mark W. Reynolds. Mr. Reynolds serves as our Chief Financial Officer pursuant to an employment agreement amended and restated effective January 1, 2010. In December 2010, the Compensation Committee awarded Mr. Reynolds a stock option grant for 10,000 shares at an exercise price of $1.98 per share. It did not award a cash bonus. The Compensation Committee did not increase Mr. Reynolds’ annual base salary of $212,600.
Harriet L. Robinson. Dr. Robinson serves as our Chief Scientific Officer pursuant to an employment agreement executed in November 19, 2007. In December 2009, the Compensation Committee awarded Dr. Robinson a stock option grant for 10,000 shares at an exercise price of $1.98 per share. It did not award a cash bonus. The Compensation Committee did not increase Dr. Robinson’s annual base salary of $265,750.
Mark J. Newman. Dr. Newman serves as our Vice President, Research and Development pursuant to an employment agreement dated January 4, 2010. In December 2010, the Compensation Committee awarded Dr. Newman a stock option grant for 10,000 shares at an exercise price of $1.98 per share. It did not award a cash bonus. The Compensation Committee did not increase Dr. Newman’s annual base salary of $225,000.
Benefits Provided to Executive Officers
We provide our executive officers with certain benefits that the Compensation Committee believes are reasonable and consistent with our overall compensation program. The Compensation Committee will periodically review the levels of benefits provided to our executive officers.
Dr. McNally, Dr. Newman, Mr. Reynolds and Dr. Robinson are eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees. The amounts shown in the Summary Compensation Table under the heading “Other Compensation” represent the value of the Company’s matching contributions to the 401(k) accounts of these executive officers. Executive officers did not receive any other perquisites or other personal benefits or property from the Company or any other source.
Employment Agreements
Robert T. McNally. On March 20, 2008, GeoVax entered into an employment agreement with Robert T. McNally, Ph.D. to become our President and Chief Executive Officer effective April 1, 2008. The employment agreement has no specified term. The employment agreement provided for an initial annual salary of $200,000 to Dr. McNally, subject to periodic increases as determined by the Compensation Committee. The Board of Directors may also approve the payment of a discretionary bonus annually. Dr. McNally is eligible for grants of awards from the Plan and is entitled to participate in any and all benefits in effect from time-to-time for employees generally. We may terminate the employment agreement, with or without cause. If we terminate the employment agreement without cause, we will be required to provide Dr. McNally at least 30 days prior notice of the termination and one week of severance pay for each full year of service as President and Chief Executive Officer ($15,865 if terminated in fiscal 2011, paid as salary continuance). Dr. McNally may terminate the employment agreement at any time by giving us 60 days notice. In that event, he would not receive severance.

Mark W. Reynolds. On February 1, 2008, GeoVax entered into an amended and restated employment agreement with Mark W. Reynolds, our Chief Financial Officer. The employment agreement has no specified term. The employment agreement provided for an initial annual salary of $115,000 to Mr. Reynolds, which was increased to $150,000 by the Compensation Committee and the Board of Directors effective January 1, 2009, commensurate with an increased time commitment provided by Mr. Reynolds (50% to 75%). The employment agreement was again amended and restated, effective January 1, 2010, to reflect a further adjustment for Mr. Reynolds time commitment (from 75% to 100%) together with a base salary increase to $212,600. The Board of Directors may also approve the payment of a discretionary bonus annually. Mr. Reynolds is eligible for grants of awards from the Plan and is entitled to participate in any and all benefits in effect from time-to-time for employees generally. We may terminate the employment agreement, with or without cause. If we terminate the employment agreement without cause, we will be required to provide Mr. Reynolds at least 30 days prior notice of the termination and one week of severance pay for each full year of service as Chief Financial Officer ($20,442 if terminated in fiscal 2011, paid as salary continuance). Mr. Reynolds may terminate the employment agreement at any time by giving us 60 days notice. In that event, he would not receive severance.
Harriet L. Robinson. On November 19, 2007, GeoVax entered into an employment agreement with Harriet L. Robinson, our Chief Scientific Officer. The employment agreement has no specified term. The employment agreement provided for an initial base salary of $250,000 to Dr. Robinson, subject to periodic increases as determined by the Compensation Committee. Dr. Robinson initially worked part-time for the Company, and became a full-time employee in February 2008. The Board of Directors may also approve the payment of a discretionary bonus annually. Dr. Robinson is eligible for grants of awards from the Plan and is entitled to participate in any and all benefits in effect from time-to-time for employees generally. We may terminate the employment agreement, with or without cause. If we terminate the employment agreement without cause, we will be required to provide Dr. Robinson at least 30 days prior notice of the termination and one week of severance pay for each full year of service ($20,443 if terminated in fiscal 2011, paid as salary continuance). Dr. Robinson may terminate the employment agreement at any time by giving us 60 days notice. In that event, she would not receive severance.
Mark Newman. On January 4, 2010, GeoVax entered into an employment agreement with Mark Newman, Ph.D. to become our Vice President, Research and Development. The employment agreement has no specified term. The employment agreement provides for an annual salary of $225,000 to Dr. Newman, subject to periodic increases as determined by the Compensation Committee. The Board of Directors may also approve the payment of a discretionary bonus annually. On January 4, 2010, in connection with his initial employment, Dr. Newman received a grant of 24,000 stock options at an exercise price of $8.00 per share. The options have a life of ten years and will vest over a three year period from the date of grant. Mr. Newman is also entitled to participate in any and all benefits in effect from time-to-time for employees generally. We may terminate the employment agreement, with or without cause. If we terminate the employment agreement without cause, we will be required to provide Dr. Newman at least 30 days prior notice of the termination and one week of severance pay for each full year of service ($4,327 if terminated in fiscal 2011, paid as salary continuance). Dr. Newman may terminate the employment agreement at any time by giving us 60 days notice. In that event, he would not receive severance.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with Company management and, based on such review and discussions, the Compensation Committee authorized and directed that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully Submitted,

COMPENSATION COMMITTEE:

David A. Dodd, Chairman
Steven S. Antebi
Dean G. Kollintzas
Indemnification Agreements
In October 2006 GeoVax Labs, Inc. and our subsidiary, GeoVax, Inc. entered into indemnification agreements with Messrs. McNally, Reynolds, Hildebrand, Kollintzas and Spencer. Pursuant to these agreements, we have agreed to indemnify them to the full extent permitted by Illinois and Georgia law against certain liabilities incurred by these individuals in connection with specified proceedings if they acted in a manner they believed in good faith to be in or not opposed to the best interests of the Company and, with respect to any criminal proceeding, had no reasonable cause to believe that such conduct was unlawful. The agreements also provide for the advancement of expenses to these individuals subject to specified conditions.

Compensation Committee Interlocks and Insider Participation
At various times during the fiscal year ended December 31, 2010, Mr. Antebi, Mr. Dodd, Mr. Kollintzas, Mr. Spencer and Mr. Tsolinas (a former director) served on our Compensation Committee. None of these individuals were officers or employees of the Company or any of its subsidiaries during the fiscal year ended December 31, 2010, nor at any time prior thereto. Mr. Dodd became Chairman of the Board of Directors on January 1, 2011. During the fiscal year ended December 31, 2010, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K, and none of the Company’s executive officers served on the compensation committee (or equivalent), or the Board of Directors, of another entity whose executive officer(s) served on our Board of Directors or Compensation Committee.
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

SUMMARY COMPENSATION TABLE
The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2010, 2009 and 2008 by our Named Executive Officers.

				(1)	(2)
				Option	All Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)
Robert T. McNally	2010	$275,000	$—	$17,600	$9,800	$302,400
President and	2009	250,000	15,000	61,500	3,675	330,175
Chief Executive Officer	2008	175,000	—	391,100	1,250	567,350
Mark W. Reynolds	2010	212,600	—	17,600	1,063	231,263
Chief Financial Officer	2009	150,000	10,000	61,500	94	221,594
	2008	120,740	—	45,500	—	166,240
Harriet L. Robinson	2010	265,750	—	17,600	9,800	293,150
Chief Scientific Officer	2009	250,000	10,000	61,500	3,675	325,175
	2008	234,375	—	204,220	313	438,908
Mark J. Newman	2010	225,000	—	185,600	4,500	415,100
Vice President, Research	2009	—	—	—	—	—
and Development	2008	—	—	—	—	—

(1)
Amounts shown in the “Option Awards” column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”). For a discussion of the various assumptions made and methods used for determining such amounts, see footnotes 2 and 7 to our 2010 consolidated financial statements contained in this Annual Report on Form 10-K.

(2)	Amounts shown in the “All Other Compensation” column represent employer contributions to the Company’s 401(k) retirement plan for Dr. McNally, Mr. Reynolds, Dr. Robinson, and Dr. Newman.
GRANTS OF PLAN-BASED AWARDS
The following table sets forth option awards. No stock awards or non-equity incentive awards were granted to the Named Executive Officers for the year ended December 31, 2010.

		All Other Option
		Awards: Number	Exercise or Base	Grant Date Fair
		of Securities	Price of Option	Value of Stock and
	Grant	Underlying Options	Awards	Option Awards
Name	Date	(#)	($/Sh) (1)	(2)
Robert McNally	12/10/10	10,000	$1.98	$17,600
Mark Reynolds	12/10/10	10,000	1.98	17,600
Harriet Robinson	12/10/10	10,000	1.98	17,600
Mark J. Newman	12/10/10	10,000	1.98	17,600
	1/4/10	24,000	8.00	168,000

(1)
The exercise price for options is the closing trading price of the common stock of the Company on the grant date. The grant date is determined by the Compensation Committee. All stock option grants during 2010 will vest and become exercisable in three equal annual installments on the first three anniversary dates of the grant date.

(2)
Compensation expense is recognized for all share-based payments based on the grant date fair value estimated for financial reporting purposes. For a discussion of the various assumptions made and methods used for determining such amounts, see footnotes 2 and 7 to our 2010 consolidated financial statements contained in this Annual Report on Form 10-K.

Additional discussion regarding material factors that may be helpful in understanding the information included in the Summary Compensation Table and Grants of Plan-Based Awards table is included above under “Compensation Discussion and Analysis.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth certain information with respect to unexercised options previously awarded to our Named Executive Officers as of December 31, 2010. There were no stock awards outstanding as of December 31, 2010.

	Option Awards
	Number of Securities	Number of Securities
	Underlying	Underlying		Option
	Unexercised Options	Unexercised Options		Exercise	Option
Name	(#) Exercisable	(#) Unexercisable		Price ($)	Expiration Date
Robert McNally	—	10,000	(1)	$1.98	12/10/20
	3,333	6,667	(2)	7.00	12/2/19
	6,667	3,333	(3)	5.50	12/11/18
	32,000	16,000	(4)	8.50	6/17/18
	10,000	—		8.05	12/5/17
	26,400	—		17.75	3/14/17
Mark Reynolds	—	10,000	(1)	1.98	12/10/20
	3,333	6,667	(2)	7.00	12/2/19
	6,667	3,333	(3)	5.50	12/11/18
	10,000	—		8.05	12/5/17
	36,000	—		17.75	3/14/17
Harriet Robinson	—	100,000	(1)	1.98	12/10/20
	3,333	6,667	(2)	7.00	12/2/19
	6,667	3,333		5.50	12/11/18
	177,912	—		2.024	2/5/14
Mark J. Newman	—	10,000	(1)	1.98	12/10/20
	—	24,000	(1)	8.00	1/4/20

(1)	These stock options vest and become exercisable in three equal installments on December 10, 2011, 2012 and 2013.

(2)	These stock options vest and become exercisable in two equal installments on December 2, 2011 and 2012.

(3)	These stock options vest and become exercisable on December 11, 2011.

(4)	These stock option vest and become exercisable on June 17, 2011.

(5)	These stock options vest and become exercisable in three equal installments on January 4, 2011, 2012 and 2013.
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
The Plan contains provisions that could lead to an accelerated vesting of options or other awards. In the event of certain change-in-control transactions described in the Plan, (i) outstanding options or other awards under the Plan may be assumed, converted or replaced; (ii) the successor corporation may substitute equivalent options or other awards or provide substantially similar consideration to Plan participants as were provided to stockholders (after taking into account the existing provisions of the options or other awards); or (iii) the successor corporation may replace options or awards with substantially similar shares or other property.

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
If the Company experienced a change-in-control transaction described in the Plan on December 31, 2010, the value of accelerated options for each Named Executive Officer, based on the difference between $1.16, the closing price of our common stock on the OTC Bulletin Board on December 31, 2010, and, if lower, the exercise price per share of each option for which vesting would be accelerated for each Named Executive Officer, would be as follows: Dr. McNally — $-0-; Mr. Reynolds — $-0-; Dr. Robinson — $-0-; and Dr. Newman — $-0-.
Additionally, our employment agreements with each Named Executive Officer provide for payment to each Named Executive Officer if we terminate such Named Executive Officer’s employment without cause. If each Named Executive Officer was terminated without cause on December 31, 2010, the following amounts, which represent one week of pay for each full year of service to the Company, would be payable to each Named Executive Officer as salary continuance under the terms of such Named Executive Officer’s employment agreement: Dr. McNally — $10,577; Mr. Reynolds — $16,354; Dr. Robinson — $15,332; and Dr. Newman — $-0-.
Risk Assessment
We considered whether our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on GeoVax and concluded that they do not. We do not tie compensation to specific stock prices or milestones that might encourage risk taking to increase stock prices or meet specific milestones. When we have granted cash incentive awards, they have been retrospective or in relatively modest amounts so that they do not encourage inappropriate short-term risk taking. We give consideration to subjective elements when we determine salaries, bonuses, and option grants that help us evaluate employee productivity and contribution to the welfare of GeoVax and place less emphasis on short-term metrics or milestones that might encourage undue risk taking. When we use stock options, we require them to vest over a period of years so that their increase in value will be more closely associated with the long-term success of the Company.

DIRECTOR COMPENSATION
The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ending December 31, 2010 by each individual who served as a director at any time during the fiscal year.

					Change
					in Pension
	Fees			Non-Equity	Value and
	Earned or		(3)(4)	Incentive	Non-qualified	All
	Paid in	Stock	Option	Plan	Deferred	Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
Steven S. Antebi	$24,995	$—	$132,440	$—	$—	$—	$157,435
David A. Dodd	24,125	—	132,440	—	—	—	156,565
Donald G. Hildebrand	30,000	—	17,600	—	—	—	105,200
Dean G. Kollintzas	36,475	—	17,600	—	—	57,600	54,075
Robert T. McNally (2)	—	—	—	—	—	—	—
Harriet L. Robinson (2)	—	—	—	—	—	—	—
John N. Spencer, Jr.	47,550	—	17,600	—	—	—	65,150
Peter Tsolinas	21,505	—	—	—	—	—	21,505

(1)
The amount shown in the “All Other Compensation” column represents the amount paid to Mr. Hildebrand for the year ended December 31, 2010 pursuant to his consulting agreement with the Company. See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence — Consulting Agreement with Donald Hildebrand”.

(2)
Dr. McNally, Dr. Robinson, and Mr. Kandalepas, who were employees of the Company during the fiscal year ended December 31, 2010, received no compensation for their service as directors. All amounts related to their compensation as Named Executive Officers during the fiscal year ended December 31, 2010 and prior years are included in the “Summary Compensation Table”.

(3)
Amounts shown in the “Option Awards” column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. For a discussion of the various assumptions made and methods used for determining such amounts, see footnotes 2 and 7 to our 2010 consolidated financial statements contained in this Annual Report on Form 10-K. On March 17, 2010, Messrs. Antebi and Dodd were each granted options to purchase 26,400 shares of our common stock, with an exercise price of $5.00 per share, in connection with their initial election to our Board of Directors. On December 10, 2010, Messrs. Antebi, Dodd, Hildebrand, Kollintzas and Spencer were each granted options to purchase 100,000 shares of our common stock, with an exercise price of $1.98 per share.

(4)
The table below shows the aggregate numbers of option awards outstanding for each non-employee director as of December 31, 2010. There were no stock awards outstanding for the non-employee directors as of December 31, 2010.

Aggregate Option Awards
Outstanding
as of December 31, 2010
Name	(#)
Steven S. Antebi	36,400
David A. Dodd	36,400
Donald G. Hildebrand	365,826
Dean G. Kollintzas	66,400
John N. Spencer, Jr.	66,400
Peter Tsolinas (5)	—

(5)	Mr. Tsolinas resigned as a director in June 2010.

Director Compensation Plan
In March 2007, the Board of Directors approved a recommendation from the Compensation Committee for director compensation, which we refer to as the “Director Compensation Plan.” It was subsequently amended in March 2008, December 2009, and in December 2010. The Director Compensation Plan applies only to non-employee directors. Directors who are employees of the Company receive no compensation for their service as directors or as members of committees.
Cash Fees
For 2010, each non-employee director received an annual retainer of $5,000 (paid quarterly) for service as a member of the Audit Committee and $3,300 for service as a member of the Compensation Committee. The Chairman of the Audit Committee received an annual retainer of $9,000, and the Chairman of each of the Compensation Committee and the Nominating and Corporate Governance Committee received an annual retainer of $6,000. These retainers were also paid quarterly. Non-employee directors also received fees for each Board of Directors or Committee meeting attended as follows: $3,000 for in person Board of Directors meetings and $1,500 for telephonic Board of Directors meetings, $1,000 per Committee meeting chaired, and $500 per Committee meeting attended as a non-chair member. Mr. Hildebrand, the non-employee Chairman of the Board during 2010, received an annual retainer of $30,000 (paid quarterly) and was not entitled to additional fees for meetings attended. In December 2010, the Board of Directors amended the Director Compensation Plan such that, effective January 1, 2011, the non-employee Chairman of the Board will continue to receive an annual retainer of $30,000 and will not be entitled to receive additional fees for Board meetings attended, but will be entitled to receive additional fees for committees on which he serves.
Stock Option Grants
Non-employee directors each receive an automatic grant of options to purchase 26,400 shares of common stock on the date that such non-employee director is first elected or appointed. We currently do not have a formula for determining annual stock option grants to directors (upon their re-election to the Board of Directors, or otherwise). Such option grants are currently determined by the Board of Directors, upon recommendation by the Compensation Committee based on the Compensation Committee’s annual deliberations and review of the director compensation structure of similar companies. At its meeting in December 2010, upon a recommendation of the Compensation Committee, the Board of Directors approved an annual stock option grant of 10,000 shares to its non-employee members.
In December 2010, at the recommendation of the Compensation Committee, the Board of Directors approved a 160,000 share increase in the number of shares authorized to be issued pursuant to the Plan in order to avoid an over issuance arising from the grants of options to directors and employees.
Expense Reimbursement
All directors are reimbursed for expenses incurred in connection with attending meetings of the Board of Directors and committees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Principal Stockholders, Directors and Executive Officers
Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of January 31, 2011 by (1) each director; (2) each of our Named Executive Officers; (3) all executive officers and directors as a group; and (4) each additional person who is known by us to beneficially own more than 5% of our common stock. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of Shares
	Beneficially	Percent
Name and Address of Beneficial Owner (1)	Owned	of Class (2)
Directors and Executive Officers:
Steven S. Antebi (3)	8,800	*
David A. Dodd (3)	24,525	*
Donald G. Hildebrand (4)	1,427,226	8.9%
Dean G. Kollintzas (5)	46,399	*
Robert T. McNally (6)	90,754	*
Mark J. Newman (7)	11,000	*
Mark W. Reynolds (8)	61,999	*
Harriet L. Robinson (9)	1,247,305	7.9%
John N. Spencer, Jr. (10)	60,099	*
All executive officers and directors as a group (9 persons) (11)	2,978,107	18.1%
Other 5% Stockholders:
Emory University (12)	4,621,405	29.5%
Stavros Papageorgiou (13)	1,111,857	7.1%
Welch & Forbes LLC (14)	1,534,659	9.8%

*	Less than 1%

(1)	Except as otherwise indicated, the business address of each director and executive officer listed is c/o GeoVax Labs, Inc., 1900 Lake Park Drive, Suite 380, Smyrna, Georgia 30080.

(2)
This table is based upon information supplied by officers and directors, and with respect to principal stockholders, Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 15,654,846 shares of common stock outstanding as of January 31, 2011. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options currently exercisable, or exercisable within 60 days of January 31, 2011, are deemed outstanding.

(3)	Includes options to purchase 8,800 shares of common stock exercisable within 60 days of January 31, 2011.

(4)	Includes options to purchase 355,826 shares of common stock exercisable within 60 days of January 31, 2011.

(5)	Includes options to purchase 46,399 shares of common stock exercisable within 60 days of January 31, 2011.

(6)	Includes options to purchase 78,399 shares of common stock exercisable within 60 days of January 31, 2011.

(7)	Includes options to purchase 8,000 shares of common stock exercisable within 60 days of January 31, 2011.

(8)	Includes options to purchase 55,999 shares of common stock exercisable within 60 days of January 31, 2011.

(9)
Dr. Robinson shares voting and investment power over 1,069,108 shares with Welch & Forbes LLC, whose ownership is described below. Includes options to purchase 187,911 shares of common stock exercisable within 60 days of January 31, 2011.

(10)	Includes options to purchase 46,399 shares of common stock exercisable within 60 days of January 31, 2011.

(11)	Includes warrants to purchase 796,533 shares of common stock exercisable within 60 days of January 31, 2011.

(12)
The address for this stockholder is Administration Building, 201 Dowman Drive, Atlanta, Georgia 30322. Ownership information has been derived from this stockholder’s SEC filing on Form 4 filed on January 29, 2010.

(13)
The address for this stockholder is c/o Morse, Zelnick, Rose & Lander LLP, 405 Park Avenue, Suite 1401, New York, New York 10022. Includes 91,854 shares subject to warrants and 503,840 shares as to which Mr. Papageorgiou shares voting and investment power. Ownership information has been derived from this stockholder’s SEC filing on Schedule 13G filed on October 1, 2009.

(14)
The address for this stockholder is 45 School Street, Boston, Massachusetts 02108. This stockholder shares voting and investment power with respect to all of these shares. Includes 1,069,108 shares held by Dr. Robinson. Ownership information has been derived from this stockholder’s Schedule 13G filed January 11, 2011.

Securities Authorized For Issuance Under Equity Compensation Plans
We have outstanding stock options under our 2006 Equity Incentive Plan (the “Plan”) which was adopted by our board of directors and approved by our Stockholders. In December 2006, April 2010, and in December 2010, our Board of Directors amended the Plan to make an aggregate of 480,000 additional shares available under the Plan, increasing the total number of shares under the Plan from 720,000 to 1,200,000 shares. These amendments have not been approved by our Stockholders. We may grant options or other awards from the additional shares authorized by the Board but they may not qualify as incentive stock options. The following table sets forth information as of December 31, 2010, with respect to our equity compensation plan.

	Number of		Number of securities
	Securities to be		remaining available for
	issued upon exercise	Weighted-average	future issuance under
	of outstanding	exercise price of	equity compensation plans
	options, warrants	outstanding options,	(excluding securities
	and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	717,529	$5.23	-0-
Equity Compensation plans not approved by security holders	422,298	$5.50	57,702
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
•	whether the terms of the transaction are fair to the Company and at least as favorable to the Company as would apply if the transaction did not involve a related party;

•	whether there are demonstrable business reasons for the Company to enter into the transaction;

•	whether the transaction would impair the independence of a non-employee director; and

•
whether the transaction would present an improper conflict of interest for any director or executive officer, taking into account the size of the transaction, the direct or indirect nature of the related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant.

These policies are in writing and included in the Company’s minute book. [Mark — is this accurate?]
In August 2010 our Board of Directors made the following findings and adopted the following policies regarding related party transactions:
•
The Company has not made and will not make loans or loan guarantees on behalf of any director, officer, beneficially owner of more than 5% of our common stock, or other person constituting a Promoter, as such term is defined in the NASAA Statement of Policy Regarding Corporate Securities Definitions.

•
The Company has not engaged and will not engage in material transactions with any director, officer, beneficial owner of more than 5% of our common stock, or other person constituting a Promoter, as such term is defined in the NASAA Statement of Policy Regarding Corporate Securities Definitions, except as described below or as otherwise approved by our Audit Committee consistent with the policies and procedures described below.

•	The Company will make any future material affiliated transactions on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties.

•	A majority of the Company’s Audit Committee will approve all future material transactions.

•	The Company’s officers, directors, and counsel will:
•	consider their due diligence and assure that there is a reasonable basis for these representations, and

•	consider whether to embody the representations in the issuer’s charter or bylaws.
These policies are in writing.
Consulting Agreement with Donald Hildebrand
In March 2008, we entered into a consulting agreement with Donald Hildebrand, Chairman of our Board of Directors and our former President and Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company. The term of the consulting agreement began on April 1, 2008 a termination date of December 31, 2010. In December 2010, the Company and Mr. Hildebrand extended the term of the consulting agreement for an additional year. During 2010, 2009 and 2008, Mr. Hildebrand received $57,600, $57,600 and $64,000, respectively, for his services pursuant to the consulting agreement. We also paid Mr. Hildebrand’s medical and dental coverage during 2009 and 2008.

Transactions with Emory University
Emory University is a significant stockholder of the Company, and our primary product candidates are based on technology rights subject to a license agreement with Emory University, which we refer to as the Emory License. The Emory License, among other contractual obligations, requires payments based on milestone achievements, royalties on sales by the Company or on payments to the Company by our sublicensees, and payment of maintenance fees in the event certain milestones are not met within the time periods specified in the Emory License. We may terminate the Emory License upon 90 days prior written notice. In any event, the Emory License expires on the date of the latest expiration date of the underlying patents. We are also obligated to reimburse Emory University for certain ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to the Emory License. The expense associated with these ongoing patent reimbursements to Emory University amounted to $193,674, $85,673, and $102,141 for the years ended December 31, 2010, 2009, and 2008, respectively.
Through November 2009, we leased office and laboratory space on a month-to-month basis from Emtech Biotechnology Development, Inc., a related party associated with Emory University. Rent expense associated with this lease totaled $43,112 and $47,041 for the years ended December 31, 2009 and 2008, respectively.
We have entered into two research agreements with Emory University for the purpose of conducting research and development activities associated with our IPCAVD grant from the NIH. During the years ended 2010, 2009 and 2008, we recorded $1,391,203, $816,651, and $723,887, respectively, of expense associated with these contracts. All amounts paid to Emory under these agreements are reimbursable to us pursuant to the IPCAVD grant from the NIH.
Director Independence
The Board of Directors has determined that Messrs. Antebi, Dodd, Kollintzas, and Spencer are the members of our Board of Directors who are “independent,” as that term is defined by Section 301(3)(B) of the Sarbanes-Oxley Act of 2002. The Board of Directors has also determined that these four individuals meet the definition of “independent director” set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules and Rule 803(A)(2) of the NYSE Amex Listing Requirements. The Board also determined that Mr. Tsolinas, who was a member of our Board of Directors during 2010, and served on our Audit Committee and our Compensation Committee, was also independent, applying the same tests of independence as for Messrs. Antebi, Dodd, Kollintzas, and Spencer. As independent directors, Messrs. Antebi, Kollintzas and Spencer serve as the members of our Audit Committee, Messrs. Antebi, Dodd and Kollintzas serve as the members of our Compensation Committee, and Messrs. Dodd, Kollintzas and Spencer serve as the members of our Nominating and Governance Committee.

Item 14.	Principal Accounting Fees and Services
Principal Accountant Fees and Services
Our Audit Committee appointed the firm of Porter Keadle Moore LLP (“PKM”) to serve as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2010 and its appointment was ratified by our shareholders in August 2010. PKM has served as the independent registered public accounting firm of the Company since 2006, and is considered by the Audit Committee and management to be well qualified.
The aggregate fees billed for the services rendered to us by PKM for the years ended December 31, 2010 and December 31, 2009 were as follows:

	2010	2009
Audit Fees (1)	$66,533	$70,700
Audit-Related Fees (2)	25,950	5,510
Tax Fees	—	—
All Other Fees	—	—

Total	$92,483	$76,210

(1)
Audit Fees for 2010 and 2009 consisted principally of fees for professional services in connection with the audits of our consolidated financial statements, review of our Annual Report on Form 10-K, review of our interim financial statements and Quarterly Reports on Form 10-Q, and the audit of our internal control over financial reporting.

(2)	Audit-Related Fees consist principally of fees in connection with the review of registration statements and other SEC filings.

Audit Committee’s Pre-Approval Policies and Procedures
The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided by our independent auditors (the “Policy”) prior to the engagement of the independent auditors with respect to such services. Under the Policy, proposed services may be pre-approved on a periodic basis or individual engagements may be separately approved by the Audit Committee prior to the services being performed. In each case, the Audit Committee considers whether the provision of such services would impair the independent auditor’s independence. All audit services and non-audit services provided by PKM for 2010 and 2009 were pre-approved by the Audit Committee.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report:
(1)	Financial Statements

Page
Reports of Independent Registered Public Accounting Firms on Financial Reporting	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 and for the Period from Inception (June 27, 2001) to December 31, 2010	F-5

Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from Inception (June 27, 2001) to December 31, 2010	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and for the Period from Inception (June 27, 2001) to December 31, 2010	F-8

Notes to Consolidated Financial Statements	F-9
(2)	Financial Statement Schedules
The following financial statement schedule is set forth on page F-18 of this Annual Report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits
See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit
Number		Description
2.1		Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)
2.2		First Amendment to Agreement and Plan of Merger (2)
2.3		Second Amendment to Agreement and Plan of Merger (3)
3.1		Certificate of Incorporation (6)
3.2		Bylaws (6)
10.1	*	Employment Agreement between GeoVax Labs, Inc. and Robert T. McNally effective as of April 1, 2008 (7)
10.2	*	Employment Agreement between GeoVax, Inc. and Mark W. Reynolds Amended and Restated effective as of January 1, 2010 (9)
10.3	*	Employment Agreement between GeoVax, Inc. and Harriet Robinson effective as of November 19, 2007 (9)
10.4	*	Employment Agreement between GeoVax, Inc. and Mark Newman effective as of January 4, 2010 (9)
10.5	*	GeoVax Labs, Inc. 2006 Equity Incentive Plan (4)
10.6		License Agreement (as amended and restated) between GeoVax, Inc. and Emory University, dated August 23, 2002 (3)
10.7		Technology Sale and Patent License Agreement between GeoVax, Inc. and MFD, Inc., dated December 26, 2004 (3)
10.8		Office and Laboratory Lease between UCB, Inc. and GeoVax, Inc. (8)
10.10		Consulting Agreement with Donald G. Hildebrand (7)
10.13	*	Summary of the GeoVax Labs, Inc. Director Compensation Plan (9)
14.1		Code of Ethics (5)
21.1		Subsidiaries of the Registrant (5)
31.1	**	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	**	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2006.

(4)	Incorporated by reference from the registrant’s definitive Information Statement (Schedule 14C) filed with the Securities and Exchange Commission on August 18, 2006.

(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2008.

(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2008.

(8)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009.

(9)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.
BY:	/s/ Robert T. McNally
Robert T. McNally
President and Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Robert T. McNally	Director	March 2, 2011

Robert T. McNally	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	March 2, 2011

Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ Steven S. Antebi	Director	March 2, 2011

Steven S. Antebi

/s/ David A. Dodd	Director	March 2, 2011

David A. Dodd

/s/ Donald G. Hildebrand	Director	March 2, 2011

Donald G. Hildebrand

/s/ Dean G. Kollintzas	Director	March 2, 2011

Dean G. Kollintzas

/s/ Robert T. McNally	Director	March 2, 2011

Robert T. McNally

/s/ Harriet L. Robinson	Director	March 2, 2011

Harriet L. Robinson

/s/ John N. Spencer, Jr.	Director	March 2, 2011

John N. Spencer, Jr.

EXHIBIT INDEX

Exhibit
Number		Description
31.1	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
INDEX TO 2010 CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms on Financial Statements	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 and for the Period from Inception (June 27, 2001) to December 31, 2010	F-5

Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from Inception (June 27, 2001) to December 31, 2010	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and for the Period from Inception (June 27, 2001) to December 31, 2010	F-8

Notes to Consolidated Financial Statements	F-9

Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008	F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS
To the Board of Directors
GeoVax Labs, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of GeoVax Labs, Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and for the period of time considered part of the development stage from June 27, 2001 to December 31, 2010, except we did not audit the Company’s financial statements for the period from June 27, 2001 to December 31, 2005 which were audited by other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoVax Labs, Inc. and subsidiary (a development stage company) as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, and for the period of time considered part of the development stage from June 27, 2001 to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/S/ PORTER KEADLE MOORE LLP
Atlanta, Georgia
February 9, 2011

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
/s/ TRIPP, CHAFIN & COMPANY, LLC
Marietta, Georgia
February 8, 2006, except for the twelfth paragraph
of Note 2, as to which the date is April 27, 2010

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,079,087	$3,515,784
Grant funds receivable	474,275	320,321
Prepaid expenses and other	48,830	44,615

Total current assets	1,602,192	3,880,720

Property and equipment, net of accumulated depreciation and amortization	248,441	344,202

Other assets:
Licenses, net of accumulated amortization of $184,047 and $159,161 at December 31, 2010 and 2009 respectively	64,809	89,695
Deferred offering costs	430,402	—
Deposits and other	11,990	980

Total other assets	507,201	90,675

Total assets	$2,357,834	$4,315,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$338,628	$408,344
Amounts payable to Emory University (a related party)	182,980	163,021

Total current liabilities	521,608	571,365

Commitments (Note 5)

Stockholders’ equity:
Common stock, $.001 par value, 40,000,000 shares authorized; 15,654,846 and 15,632,564 shares outstanding at December 31, 2010 and 2009, respectively	15,655	15,633
Additional paid-in capital	22,105,747	21,266,447
Deficit accumulated during the development stage	(20,285,176)	(17,537,848)

Total stockholders’ equity	1,836,226	3,744,232

Total liabilities and stockholders’ equity	$2,357,834	$4,315,597

See accompanying reports of independent registered public accounting firms and notes to financial statements.

GEOVAX LABS. INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

				From Inception
	Years Ended December 31,			(June 27, 2001) to
	2010	2009	2008	December 31, 2010
Grant revenue	$5,185,257	$3,668,195	$2,910,170	$15,411,807

Operating expenses:
Research and development	4,793,956	4,068,682	3,741,489	21,354,301
General and administrative	3,162,134	2,914,845	2,970,068	14,675,104

	7,956,090	6,983,527	6,711,557	36,029,405

Loss from operations	(2,770,833)	(3,315,332)	(3,801,387)	(20,617,598)

Other income (expense):
Interest income	23,505	31,080	73,200	338,091
Interest expense	—	—	—	(5,669)

	23,505	31,080	73,200	332,422

Net loss	$(2,747,328)	$(3,284,252)	$(3,728,187)	$(20,285,176)

Basic and diluted:
Loss per common share	$(0.18)	$(0.22)	$(0.25)	$(2.01)
Weighted average shares outstanding	15,651,308	15,191,278	14,802,868	10,117,213

See accompanying reports of independent registered public accounting firms and notes to financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid In Capital	Receivable	Stage	(Deficiency)
Capital contribution at inception (June 27, 2001)	—	$—	$10	$—	$—	$10
Net loss for the year ended December 31, 2001	—	—	—	—	(170,592)	(170,592)

Balance at December 31, 2001	—	—	10	—	(170,592)	(170,582)
Sale of common stock for cash	2,789,954	2,790	(2,320)	—	—	470
Issuance of common stock for technology license	704,534	705	148,151	—	—	148,856
Net loss for the year ended December 31, 2002	—	—	—	—	(618,137)	(618,137)

Balance at December 31, 2002	3,494,488	3,495	145,841	—	(788,729)	(639,393)
Sale of common stock for cash	1,229,278	1,229	2,458,380	—	—	2,459,609
Net loss for the year ended December 31, 2003	—	—	—	—	(947,804)	(947,804)

Balance at December 31, 2003	4,723,766	4,724	2,604,221	—	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable	1,482,605	1,483	2,988,436	(2,750,000)	—	239,919
Cash payments received on stock subscription receivable	—	—	—	750,000	—	750,000
Issuance of common stock for technology license	49,420	49	99,951	—	—	100,000
Net loss for the year ended December 31, 2004	—	—	—	—	(2,351,828)	(2,351,828)

Balance at December 31, 2004	6,255,791	6,256	5,692,608	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	—	—	—	1,500,000		1,500,000
Net loss for the year ended December 31, 2005	—	—	—	—	(1,611,086)	(1,611,086)

Balance at December 31, 2005	6,255,791	6,256	5,692,608	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable	—	—	—	500,000	—	500,000
Conversion of preferred stock to common stock	3,550,851	3,551	1,071,565	—	—	1,075,116
Common stock issued in connection with merger	4,359,891	4,360	1,708,489	—	—	1,712,849
Issuance of common stock for cashless warrant exercise	56,825	57	(57)	—	—	—
Net loss for the year ended December 31, 2006	—	—	—	—	(584,166)	(584,166)

Balance at December 31, 2006	14,223,358	14,224	8,472,605	—	(6,283,613)	2,203,216
Sale of common stock for cash	406,729	407	3,162,543	—	—	3,162,950
Issuance of common stock upon stock option exercise	2,471	2	4,998	—	—	5,000
Stock-based compensation expense	—	—	1,518,496	—	—	1,518,496
Net loss for the year ended December 31, 2007	—	—	—	—	(4,241,796)	(4,241,796)

Balance at December 31, 2007	14,632,558	14,633	13,158,642	—	(10,525,409)	2,647,866
Continued on following page

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid In Capital	Receivable	Stage	(Deficiency)
Balance at December 31, 2007	14,632,558	14,633	13,158,642	—	(10,525,409)	2,647,866
Sale of common stock for cash in private placement transactions	176,129	176	1,364,824	—	—	1,365,000
Transactions related to common stock purchase agreement with Fusion Capital	130,290	130	405,961	—	—	406,091
Stock-based compensation:
Stock options	—	—	1,798,169	—	—	1,798,169
Consultant warrants	—	—	146,880	—	—	146,880
Issuance of common stock for consulting services	10,000	10	73,990	—	—	74,000
Net loss for the year ended December 31, 2008	—	—	—	—	(3,728,187)	(3,728,187)

Balance at December 31, 2008	14,948,977	14,949	16,948,466	—	(14,253,596)	2,709,819
Transactions related to common stock purchase agreement with Fusion Capital	216,261	216	1,519,784	—	—	1,520,000
Sale of common stock for cash upon exercise of stock purchase warrant	462,826	463	1,499,537	—	—	1,500,000
Stock-based compensation:
Stock options	—	—	1,221,764	—	—	1,221,764
Consultant warrants	—	—	45,401	—	—	45,401
Issuance of common stock for consulting services	4,500	5	31,495	—	—	31,500
Net loss for the year ended December 31, 2009	—	—	—	—	(3,284,252)	(3,284,252)

Balance at December 31, 2009	15,632,564	15,633	21,266,447	—	(17,537,848)	3,744,232
Issuance of common stock in lieu of cash payment	12,000	12	89,988	—	—	90,000
Stock-based compensation:
Stock options	—	—	575,662	—	—	575,662
Consultant warrants	—	—	121,057	—	—	121,057
Issuance of common stock for consulting services	10,500	10	53,803	—	—	53,813
Fractional share payout upon reverse split	(218)	—	(1,210)	—	—	(1,210)
Net loss for the year ended December 31, 2010	—	—	—	—	(2,747,328)	(2,747,328)

Balance at December 31, 2010	15,654,846	$15,655	$22,105,747	$—	$(20,285,176)	$1,836,226

See accompanying reports of independent registered public accounting firms and notes to financial statements.

GEOVAX LABS. INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				From Inception
	Years Ended December 31,			(June 27, 2001) to
	2010	2009	2008	December 31, 2010
Cash flows from operating activities:
Net loss	$(2,747,328)	$(3,284,252)	$(3,728,187)	$(20,285,176)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	119,773	89,776	61,014	456,620
Accretion of preferred stock redemption value	—	—	—	346,673
Stock-based compensation expense	750,532	1,298,665	2,019,049	5,586,742
Changes in assets and liabilities
Grant funds receivable	(153,954)	(8,953)	(218,108)	(474,275)
Prepaid expenses and other current assets	(4,215)	254,671	(249,538)	(48,830)
Deposits	(11,010)	—	—	(11,990)
Accounts payable and accrued expenses	39,033	224,943	(252,116)	610,398

Total adjustments	740,159	1,859,102	1,360,301	6,465,338

Net cash used in operating activities	(2,007,169)	(1,425,150)	(2,367,886)	(13,819,838)

Cash flows from investing activities:
Purchase of property and equipment	(4,706)	(270,246)	(99,831)	(526,594)
Proceeds from sale of property and equipment	5,580	—	—	5,580

Net cash provided (used) by investing activities	874	(270,246)	(99,831)	(521,014)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	3,020,000	2,668,541	15,121,898
Net proceeds from sale of preferred stock	—	—	—	728,443
Deferred offering costs	(430,402)	—	—	(430,402)

Net cash provided (used) by financing activities	(430,402)	3,020,000	2,668,541	15,419,939

Net increase (decrease) in cash and cash equivalents	(2,436,697)	1,324,604	200,824	1,079,087
Cash and cash equivalents at beginning of period	3,515,784	2,191,180	1,990,356	—

Cash and cash equivalents at end of period	$1,079,087	$3,515,784	$2,191,180	$1,079,087

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$—	$5,669
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

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008 and
Period from Inception (June 27, 2001) to December 31, 2010
1. Nature of Business
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
We have preventative vaccines being evaluated in a Phase 2a human clinical trial in individuals who are not HIV infected. We are also conducting a Phase 1 human therapeutic clinical trial in individuals who are HIV infected. Our preventative vaccines seek to prevent or control infection by HIV, reduce the rate of disease progression to AIDS and reduce the risk of HIV transmission. Our therapeutic vaccines target impeding viral replication to reduce viral load in HIV infected individuals with a view to reducing or eliminating the need for anti-HIV medications, and thereby reduce the cost of treatment and the detrimental side effects associated with current drug treatments.
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
As discussed in Note 2, the Company is a development-stage enterprise and we are devoting substantially all of our present efforts to research and development. We have funded our activities to date almost exclusively from equity financings and government grants, and we will continue to require substantial funds to continue these activities. We expect that our existing cash resources, combined with the proceeds from the NIH grant discussed in Note 4, will be sufficient to fund our planned activities into the first quarter of 2012. In order to meet our operating cash flow requirements we plan additional offerings of our equity securities. We are also seeking additional funding for our research programs through government grant funding mechanisms.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of GeoVax, Inc. from inception together with those of GeoVax Labs, Inc. from September 28, 2006 (see Note 6). All intercompany transactions have been eliminated in consolidation.
Development-Stage Enterprise
We are devoting all of our present efforts to research and development and GeoVax is a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 915, “Development Stage Entities”. All losses accumulated since inception (June 27, 2001) have been considered as part of our development stage activities.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. The components of property and equipment as of December 31, 2010 and 2009 are as follows:

	2010	2009
Laboratory equipment	$388,000	$389,494
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	16,789	16,789

Total property and equipment	520,394	521,888
Accumulated depreciation and amortization	(271,953)	(177,686)

Property and equipment, net	$248,441	$344,202

Expenditures for maintenance and repairs are charged to operations as incurred, while additions and improvements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the remaining term of the related lease. Depreciation and amortization expense was $94,887, $64,891, and $36,128 during the years ended December 31, 2010, 2009 and 2008, respectively.
Deferred Offering Costs
During 2010, we filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for a public offering of our common stock and warrants (the “Proposed Offering”). We comply with the requirements of SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering”. Deferred offering costs consist principally of legal, accounting, and printing fees incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to capital upon the completion of the Proposed Offering or charged to expense if the Proposed Offering is not completed.
Other Assets
Other assets consist principally of license agreements for the use of technology obtained through the issuance of the Company’s common stock. These license agreements are amortized on a straight line basis over ten years. Amortization expense related to these agreements was $24,886 during each of the years ended December 31, 2010, 2009 and 2008 and is expected to be $24,886, $19,923, $10,000, $10,000, and $-0- for each of the next five years, respectively.
Impairment of Long-Lived Assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by such assets. If we consider such assets to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the expected future net cash flows from the assets.

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
Restatement for Recapitalization and Reverse Stock Split
All share amounts and per share figures in the accompanying consolidated financial statements and the related footnotes have been restated for the 2006 recapitalization discussed in Note 6.
Effective April 27, 2010, we enacted a one-for-fifty reverse stock split of our common stock. The accompanying consolidated financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock split.
Net Loss Per Share
Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. All common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 2,013,522, 1,866,550, and 2,296,582 shares at December 31, 2010, 2009 and 2008, respectively.
Revenue Recognition
We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying GAAP to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2010, 2009 and 2008, our revenue consisted of grant funding received primarily from the NIH (see Note 4). Revenue from this arrangement is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.
Research and Development Expense
Research and development expense primarily consists of costs incurred in the discovery, development, testing and manufacturing of our product candidates. These expenses consist primarily of (i) fees paid to third-party service providers to perform, monitor and accumulate data related to our preclinical studies and clinical trials, (ii) costs related to sponsored research agreements, (iii) the costs to procure and manufacture materials used in clinical trials, (iv) laboratory supplies and facility-related expenses to conduct development, and (v) salaries, benefits, and share-based compensation for personnel. These costs are charged to expense as incurred.
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
Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”. This amendment to Topic 810 clarifies, but does not change, the scope of current U.S. GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other U.S. GAAP. We do not expect the provisions of ASU 2010-02 to have a material effect on our results of operations, financial position, or cash flows.
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU requires certain new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on our results of operations, financial position, or cash flows.
In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of ASU No. 2010-09 did not have a material impact on our results of operations, financial position, or cash flows.
There have been no other recent accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements, nor do we believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.
3. License Agreements
Emory License — During 2002, we entered into a license agreement with Emory University (the “Emory License”), a related party, for technology required in conjunction with certain products under development by us in exchange for 704,534 shares of our common stock valued at $148,856. The Emory License, among other contractual obligations, requires payments based on milestone achievements, royalties on our sales or on payments to us by our sublicensees, and payment of maintenance fees in the event certain milestones are not met within the time periods specified in the agreement. The Emory License expires on the date of the latest expiration date of the underlying patents.
MFD License —During 2004, we entered into a license agreement with MFD, Inc. in exchange for 49,420 shares of our common stock valued at $100,000. Pursuant to this agreement, we obtained a fully paid, worldwide, irrevocable exclusive license to certain patents covering technology that may be employed by our products.

4. Government Grants
NIH Grant
In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five-year period which commenced October 2007, with an expected annual awards of generally between $3 and $4 million per year (approximately $19.4 million in the aggregate). The most recent award is for the period September 1, 2010 through August 31, 2011 in the amount of $4.9 million. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. We record revenue associated with the grant as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations. During 2010, 2009 and 2008, we recorded $4,940,778, $3,668,195, and $2,910,170, respectively, of revenue associated with this grant.
QTDP Grant
In November 2010, we were awarded a one-time grant of $244,479 pursuant to the Qualifying Therapeutic Discovery Project (QTDP) program enacted as part of the Patient Protection and Affordable Care Act of 2010. The QTDP program was intended to provide incentive to smaller companies who are focusing on innovative therapeutic discoveries. We received the full amount of the grant during 2010, which is recorded as revenue for 2010 in the accompanying Consolidated Statement of Operations.
5. Commitments
Lease Agreements
We lease approximately 8400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta). Rent expense for the years ended December 31, 2010, 2009 and 2008 was $118,988, $63,350, and $71,041, respectively. Future minimum lease payments pursuant to the 62 month lease total $118,010 in 2011, $121,560 in 2012, $125,180 in 2013 and $128,920 in 2014.
Other Commitments
In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of clinical trials, and other research-related activities. As of December 31, 2010, we had approximately $942,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, of which we expect approximately $641,000 will be due in 2011, $211,000 in 2012, and $90,000 in 2013.
6. 2006 Merger and Recapitalization
The Company was originally incorporated in June 1988 under the laws of Illinois as Dauphin Technology, Inc. (“Dauphin”). Dauphin was unsuccessful and its operations were terminated in December 2003. In September 2006, Dauphin completed a merger (the “Merger”) with GeoVax, Inc. which was incorporated under the laws of Georgia in June 2001. As a result of the Merger, the shareholders of GeoVax, Inc. exchanged their shares of common stock for Dauphin common stock and GeoVax, Inc. became a wholly-owned subsidiary of Dauphin. Dauphin then changed its name to GeoVax Labs, Inc. and replaced its officers and directors with those of GeoVax, Inc. Subsequent to the Merger, the Company has not conducted any business other than GeoVax, Inc.’s business of developing human vaccines. The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with GAAP. Under this method of accounting, Dauphin was treated as the acquired company and, accordingly, all financial information prior to the date of Merger presented in the accompanying consolidated financial statements, or in the notes herein, as well as any references to prior operations, are those of GeoVax, Inc. In June 2008, the Company was reincorporated under the laws of the State of Delaware.
7. Stockholders’ Equity
Common Stock Transactions
In September 2009, we issued 462,826 shares of our common stock for an aggregate purchase price of $1,500,000 upon the exercise of a previously issued stock purchase warrant.

In February 2010, we issued 12,000 shares of our common stock in settlement of an obligation accrued at December 31, 2009 in the amount of $90,000.
From time to time, we issue shares of our common stock to consultants or others in exchange for services. During 2010, 2009 and 2008 we issued 10,500, 4,500, and 10,000 shares, respectively, for consulting services; and we recorded general and administrative expense of $53,813, $31,500, and $74,000 during each respective period related to these issuances.
Stock Options
In 2006 we adopted the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “Stock Option Plan”) for the granting of qualified incentive stock options (“ISO’s”), nonqualified stock options, restricted stock awards or restricted stock bonuses to employees, officers, directors, consultants and advisors of the Company. The exercise price for any option granted may not be less than fair value (110% of fair value for ISO’s granted to certain employees). Options granted under the Stock Option Plan have a maximum ten-year term and generally vest over three years. The Company has reserved 1,200,000 shares of its common stock for issuance under the Stock Option Plan.
A summary of activity under the Stock Option Plan as of December 31, 2010, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (yrs)	Value
Outstanding at January 1, 2010	958,956	$5.87
Granted	214,800	3.40
Exercised	—	—
Forfeited or expired	(36,400)	8.09

Outstanding at December 31, 2010	1,137,356	$5.33	5.2	$-0-

Exercisable at December 31, 2010	851,374	$5.67	4.1	$-0-

Additional information concerning our stock options for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Weighted average fair value of options granted during the period	$2.95	$6.15	$5.93
Intrinsic value of options exercised during the period	—	—	—
Total fair value of options vested during the period	499,557	1,143,326	1,074,454
We use the Black-Scholes model for determining the grant date fair value of our stock option grants. This model utilizes certain information, such as the interest rate on a risk-free security with a term generally equivalent to the expected life of the option being valued and requires certain other assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expired, to calculate the fair value of stock options granted. The significant assumptions we used in our fair value calculations were as follows:

	2010	2009	2008
Weighted average risk-free interest rates	2.6%	2.8%	2.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of option	6.7 yrs	7 yrs	7 yrs
Expected volatility	112.9%	112.3%	100.5%

Stock-based compensation expense related to the Stock Option Plan was $575,662, $1,221,764, and $1,798,169 during the years ended December 31, 2010, 2009 and 2008, respectively. The 2008 expense includes $425,725 associated with extensions of previously issued stock option grants (accounted for as reissuances) which were due to expire in 2009 to 2011. Stock option expense is allocated to research and development expense or to general and administrative expense based on the related employee classifications and corresponds to the allocation of employee salaries. For the three years ended December 31, 2010, stock option expense was allocated as follows:

	2010	2009	2008
General and administrative expense	$369,161	$917,110	$1,304,128
Research and development expense	206,501	304,654	494,041

Total stock option expense	$575,662	$1,221,764	$1,798,169

As of December 31, 2010, there was $872,996 of unrecognized compensation expense related to stock-based compensation arrangements. The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 2.1 years.
Compensatory Warrants
From time to time, we issue stock purchase warrants to consultants or others in exchange for services. A summary of our compensatory warrant activity as of December 31, 2010, and changes during the year then ended is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (yrs)	Value
Outstanding at January 1, 2010	59,400	$7.00
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2010	59,400	$7.00	1.7	$-0-

Exercisable at December 31, 2010	59,400	$7.00	1.7	$-0-

Additional information concerning our compensatory warrants for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Weighted average fair value of warrants granted during the period	$—	$4.75	$2.72
Intrinsic value of warrants exercised during the period	—	—	—
Total fair value of warrants vested during the period	19,238	6,413	146,880
We use the Black-Scholes model for determining the grant date fair value of our compensatory warrants. The significant assumptions we used in our fair value calculations were as follows:

	2010	2009	2008
Weighted average risk-free interest rates	—	1.54%	2.01%
Expected dividend yield	—	0.0%	0.0%
Expected life of warrant	—	3 yrs	2.5 yrs
Expected volatility	—	112.1%	99.0%
Expense associated with compensatory warrants was $121,057, $45,401, and $146,880 during the years ended December 31, 2010, 2009 and 2008, respectively. All such expense was allocated to general and administrative expense. As of December 31, 2010, there was no unrecognized compensation expense related to compensatory warrant arrangements.
Investment Warrants
In addition to outstanding stock options and compensatory warrants, as of December 31, 2010 we have a total of 816,766 outstanding stock purchase warrants issued to investors in connection with previous financing transactions. These warrants have a weighted-average exercise price of $16.50 per share and a weighted-average remaining contractual life of 1.7 years.

8. Retirement Plan
We participate in a multi-employer defined contribution retirement plan (the “401k Plan”) administered by a third party service provider; and the Company contributes to the 401k Plan on behalf of its employees based upon a matching formula. During the years ended December 31, 2010, 2009 and 2008 our contributions to the 401k Plan were $52,632, $25,057, and $11,691, respectively.
9. Income Taxes
At December 31, 2010, we have a consolidated federal net operating loss (“NOL”) carryforward of approximately $72.1 million, available to offset against future taxable income which expires in varying amounts in 2011 through 2030. Additionally, we have approximately $735,000 in research and development (“R&D”) tax credits that expire in 2022 through 2030 unless utilized earlier. No income taxes have been paid to date.
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
Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities included the following at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$25,077,075	$24,912,202
Research and development tax credit carryforward	734,563	671,331
Stock-based compensation expense	1,828,846	1,543,065
Other	—	32,300

Total deferred tax assets	27,640,484	27,158,898

Deferred tax liabilities
Depreciation	(57,822)	(67,560)

Total deferred tax liabilities	(57,822)	(67,560)

Net deferred tax assets	27,582,662	27,091,338
Valuation allowance	(27,582,662)	(27,091,338)

	$—	$—

We have established a full valuation allowance equal to the amount of our net deferred tax assets due to uncertainties with respect to our ability to generate sufficient taxable income to realize these assets in the future. A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense is as follows:

	2010	2009	2008
U.S. federal statutory rate applied to pretax loss	$(934,092)	$(1,116,646)	$(1,267,584)
Permanent differences	(80,006)	169,469	3,054
Research and development credits	63,232	169,667	167,741
Change in valuation allowance (excluding impact of the Merger discussed in Note 6)	950,866	777,510	1,096,789

Reported income tax expense	$—	$—	$—

10. Related Party Transactions
We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to the Emory License (see Note 3). The expense associated with these ongoing patent cost reimbursements to Emory amounted to $193,674, $85,673, and $102,141 for the years ended December 31, 2010, 2009, and 2008, respectively.

We have entered into two subcontracts with Emory for the purpose of conducting research and development activities associated with our grant from the NIH (see Note 4). During 2010, 2009, and 2008, we recorded $1,391,203, $816,651, and $723,887, respectively, of expense associated with these subcontracts. All amounts paid to Emory under these subcontracts are reimbursable to us pursuant to the NIH grant.
Through November 2009, we leased office and laboratory space on a month-to-month basis from Emtech Biotechnology Development, Inc., a related party associated with Emory. Rent expense associated with this lease totaled $43,112 and $47,041 for the years ended December 31, 2009 and 2008, respectively.
In March 2008, we entered into a consulting agreement with Donald Hildebrand, a member of our Board of Directors and our former President & Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company. The term of the consulting agreement, as amended, began on April 1, 2008 and ends on December 31, 2011. During 2010, 2009, and 2008, we recorded $57,600, $57,600, and $64,000, respectively, of expense associated with the consulting agreement.
11. Selected Quarterly Financial Data (unaudited)
A summary of selected quarterly financial data for 2010 and 2009 is as follows:

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue from grants	$1,338,560	$1,737,169	$1,163,288	$946,240
Net loss	(690,789)	(933,089)	(644,666)	(478,784)
Net loss per share	(0.04)	(0.06)	(0.04)	(0.03)

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue from grants	$710,155	$752,800	$1,808,551	$396,689
Net loss	(861,509)	(1,348,653)	(230,815)	(843,275)
Net loss per share	(0.06)	(0.09)	(0.02)	(0.05)

GEOVAX LABS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2010, 2009 and 2008

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	Of Period	Expenses	Accounts	Deductions	Of Period
Reserve Deducted in the Balance Sheet From the Asset to Which it Applies:

Allowance for Deferred Tax Assets
Year ended December 31, 2010	$27,091,338	$491,324	$—	$—	$27,582,662
Year ended December 31, 2009	$25,674,882	$1,416,456	$—	$—	$27,091,338
Year ended December 31, 2008	$24,436,911	$1,237,971	$—	$—	$25,674,882