Form 10-Q
period 2011-03-31
GeoVax Labs, Inc.
filed 2011-04-27
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-52091
GEOVAX LABS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0455038
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1900 Lake Park Drive
Suite 380
Smyrna, Georgia	30080
(Address of principal executive offices)	(Zip Code)

(678) 384-7220
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐    No ☒

As of April 25, 2011, 15,699,909 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.

Part 1 -- FINANCIAL INFORMATION

Item 1	Financial Statements

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$541,727	$1,079,087
Grant funds receivable	752,219	474,275
Prepaid expenses and other	37,545	48,830

Total current assets	1,331,491	1,602,192

Property and equipment, net of accumulated depreciation and amortization of $292,824 and $271,953 at March 31, 2011 and December 31, 2010, respectively	227,570	248,441

Other assets:
Licenses, net of accumulated amortization of $190,268 and $184,047 at March 31, 2011 and December 31, 2010, respectively	58,588	64,809
Deferred offering costs	438,278	430,402
Deposits and other	11,990	11,990

Total other assets	508,856	507,201

Total assets	$2,067,917	$2,357,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$237,288	$338,628
Amounts payable to Emory University (a related party)	435,570	182,980

Total current liabilities	672,858	521,608

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value, 40,000,000 shares authorized; 15,676,099 and 15,654,846 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	15,677	15,655

Additional paid-in capital	22,270,840	22,105,747
Deficit accumulated during the development stage	(20,891,458)	(20,285,176)

Total stockholders’ equity	1,395,059	1,836,226

Total liabilities and stockholders’ equity	$2,067,917	$2,357,834

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
	Three Months Ended		(June 27, 2001) to
	March 31,		March 31,
	2011	2010	2011
Grant revenue	$893,002	$1,338,560	$16,304,809

Operating expenses:
Research and development	838,467	1,369,185	22,192,768
General and administrative	661,813	668,821	15,336,917
Total operating expenses	1,500,280	2,038,006	37,529,685

Loss from operations	(607,278)	(699,446)	(21,224,876)

Other income (expense):
Interest income	996	8,657	339,087
Interest expense	-	-	(5,669)
Total other income	996	8,657	333,418

Net loss	$(606,282)	$(690,789)	$(20,891,458)

Basic and diluted:
Loss per common share	$(0.04)	$(0.04)	$(2.06)
Weighted average shares outstanding	15,651,308	15,641,981	10,117,213

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Three Months Ended March 31,		(June 27, 2001) to
	2011	2010	March 31, 2011

Cash flows from operating activities:
Net loss	$(606,282)	$(690,789)	$(20,891,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,092	35,749	483,712
Accretion of preferred stock redemption value	-	-	346,673
Stock-based compensation expense	165,115	218,612	5,751,857
Changes in assets and liabilities:
Grant funds receivable	(277,944)	(100,568)	(752,219)
Prepaid expenses and other current assets	11,285	15,497	(37,545)
Deposits and other assets	-	(11,010)	(11,990)
Accounts payable and accrued expenses	151,250	(8,270)	761,648
Total adjustments	76,798	150,010	6,542,136
Net cash used in operating activities	(529,484)	(540,779)	(14,349,322)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(526,594)
Proceeds from sale of property and equipment	-	-	5,580
Net cash used in investing activities	-	-	(521,014)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	-	15,121,898
Net proceeds from sale of preferred stock	-	-	728,443
Deferred offering costs	(7,876)	(371,897)	(438,278)
Net cash provided (used) by financing activities	(7,876)	(371,897)	15,412,063

Net increase (decrease) in cash and cash equivalents	(537,360)	(912,676)	541,727
Cash and cash equivalents at beginning of period	1,079,087	3,515,784	-

Cash and cash equivalents at end of period	$541,727	$2,603,108	$541,727

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$5,669

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

1.           Description of Company and Basis of Presentation

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a biotechnology company dedicated to developing vaccines that prevent and fight Human Immunodeficiency Virus (“HIV”) infections that result in Acquired Immunodeficiency Syndrome (“AIDS”).  We have exclusively licensed from Emory University (“Emory”) vaccine technology which was developed in collaboration with the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”).  GeoVax is incorporated under the laws of the State of Delaware and our principal offices are located in Smyrna, Georgia (metropolitan Atlanta area).

Our HIV/AIDS vaccines are being evaluated in humans who are not HIV infected for their potential to be used to prevent infection should the person be exposed to HIV.  We are also evaluating our vaccines in HIV-infected individuals for their potential to serve as a therapy for those who are already infected.  Our preventative vaccines seek to prevent or control infection by HIV, reduce the rate of disease progression to AIDS and reduce the risk of HIV transmission. Our therapeutic vaccines target impeding viral replication to reduce viral load in HIV infected individuals with a view to reducing or eliminating the need for anti-HIV medications, and thereby reduce the cost of treatment and the detrimental side effects associated with current drug treatments.

The therapeutic use of our vaccines is being tested in a Phase 1/2 human clinical trial sponsored by GeoVax.  This trial was initiated based on promising preclinical data from therapeutic trials in infected non-human primates. We expect the Phase 1/2 human trial to begin generating vaccine safety and performance data during late 2011 and early 2012.  If the data are encouraging, we expect to amend and expand this study into a larger Phase 2 clinical trial.

The preventative use of our vaccine is being tested in humans by the U.S. National Institutes of Health-funded HIV Vaccine Trials Network, or the HVTN.  The first generation of our preventative vaccine is one of only five vaccine candidates out of more than 80 tested by the HVTN to have progressed to Phase 2 testing.  Based on current enrollment progress, we expect this 300 participant Phase 2a clinical trial to complete enrollment and inoculations during 2011. The HVTN is also planning human clinical testing of a granulocyte-macrophage colony-stimulating factor (GM-CSF) co-expressing second generation of our vaccine that was successfully tested in non-human primates, with a target start date of Phase 1 clinical testing in late 2011.  In preclinical non-human primate testing, the new vaccine induced immune responses that resulted in a 70% rate of prevention of infection.

Our current vaccines being tested address the subtype, known as clade B, of the HIV virus that is most prevalent in the developed world.  Our goals include applying our technology and expertise to develop additional HIV vaccines for global markets that have different clades of the virus, manufacturing and testing these vaccines, conducting human trials for vaccine safety and effectiveness, and obtaining regulatory approvals to advance the development and commercialization of our vaccines.

GeoVax is devoting all of its present efforts to research and development and is a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 915, Development Stage Entities.  The accompanying financial statements at March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  Our operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 those accounting policies that we consider significant in determining our results of operations and financial position.  There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year presentation.

2.           Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we expect to have a material impact on our financial statements.

3.           Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares consist of stock options and warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 2.0 million and 1.9 million shares at March 31, 2011 and 2010, respectively.

4.           Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta).  Future minimum lease payments pursuant to the operating lease total $88,655 for the remainder of 2011, $121,560 in 2012, $125,180 in 2013 and $128,920 in 2014.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of clinical trials, and other research-related activities. As of March 31, 2011, we had approximately $910,350 of unrecorded outstanding purchase commitments to our vendors and subcontractors, of which we expect $609,000 will be due in 2011, $211,000 in 2012, and $90,000 in 2013.

5.           Stockholders’ Equity

Common Stock Transactions

In March 2011, we issued 21,253 shares of our common stock for financial advisory services and recorded general and administrative expense of $30,000 related to the issuance.

Stock Options

In 2006, we adopted the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) for the granting of qualified incentive stock options (“ISO’s”), nonqualified stock options, restricted stock awards or restricted stock bonuses to employees, officers, directors, consultants and advisors of the Company.  The exercise price for any option granted may not be less than fair value (110% of fair value for ISO’s granted to certain employees).  Options granted under the 2006 Plan have a maximum ten-year term and generally vest over three years.  The Company has reserved 1,200,000 shares of its common stock for issuance under the 2006 Plan.

There was no activity in the 2006 Plan during the three months ended March 31, 2011.  The table below summarizes certain information concerning the 2006 Plan as of March 31, 2011.

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2011	1,137,356	$5.33
Exercisable at March 31, 2011	879,974	$5.66

Stock-based compensation expense related to the 2006 Plan was $133,335 and $141,845 for the three month periods ended March 31, 2011 and 2010, respectively.  The table below shows the allocation of stock-based compensation expense related to our stock option plan between general and administrative expense and research and development expense.  As of March 31, 2011 there was $739,661 of unrecognized compensation expense related to stock-based compensation arrangements subject to the 2006 Plan, which is expected to be recognized over a weighted average period of 1.9 years.

	Three Months Ended March 31,
Expense Allocated to:	2011	2010
General and Administrative Expense	$79,450	$90,399
Research and Development Expense	53,885	51,446
Total Stock-Based Compensation Expense Related to 2006 Plan	$133,335	$141,845

Compensatory Warrants

We may, from time to time, issue stock purchase warrants to consultants or other service providers in exchange for services.  As of March 31, 2011, there were a total of 64,400 shares of our common stock covered by outstanding stock warrants (57,000 of which are currently exercisable) with a weighted average exercise price of $6.20 per share and a weighted average remaining contractual life of 1.3 years.  We recorded general and administrative expense of $1,780 and $30,267 for the three month periods ended March 31, 2011 and 2010, respectively, related to the issuance of stock purchase warrants in exchange for services.  As of March 31, 2011, there was $5,340 of unrecognized compensation expense related to compensatory warrant arrangements, which is expected to be recognized over a weighted average period of 0.8 years.

Investment Warrants

In addition to outstanding stock options and compensatory warrants, as of March 31, 2011 we had stock purchase warrants covering a total of 818,376 shares of our common stock which were issued to investors in previous transactions, all of which are currently exercisable.  Such warrants have a weighted-average exercise price of $16.50 per share and a weighted-average remaining contractual life of 1.4 years.

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

8.           Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory.  The expense associated with these ongoing patent cost reimbursements to Emory amounted to approximately $40,300 during the three month period ending March 31, 2011.

We have entered into two research agreements with Emory for the purpose of conducting research and development activities associated with our IPCAVD grant from the NIH (see Note 7).  During the three month period ending March 31, 2011, we recorded approximately $183,000 of expense associated with these contracts.  All amounts paid to Emory under these agreements are reimbursable to us pursuant to the NIH grant.

In March 2008, we entered into a consulting agreement with Donald Hildebrand, a member of our Board of Directors and our former President and Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company.  The term of the consulting agreement, as amended, began on April 1, 2008 and ends on December 31, 2011.  During the three month period ended March 31, 2011 we recorded $6,000 of expense associated with the consulting agreement.

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements.  Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2010, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,” ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

Our major ongoing research and development programs are focused on the clinical development of our DNA and MVA vaccines designed for use together in a prime-boost system for the prevention and/or treatment of HIV/AIDS. We are developing two clinical pathways for our vaccine candidates — (i) as a therapeutic vaccine to prevent development of AIDS in those individuals who have already been infected with the HIV virus, and (ii) as a preventative vaccine to prevent or control infection of individuals who are exposed to the HIV virus.

The therapeutic use of our vaccine is currently being tested in a Phase 1/2 human clinical trial being sponsored by GeoVax.  We expect this trial to begin generating vaccine safety and performance data during late 2011 and early 2012.  If the data are encouraging, we expect to amend and expand this study into a larger Phase 2 clinical trial.

Our preventative HIV vaccine candidate has completed Phase 1 clinical testing trials in humans, and is currently in a Phase 2a clinical trial, being conducted by the HIV Vaccine Trials Network (“HVTN”) with funding from the NIH. We expect to complete patient enrollment and inoculations for this trial during 2011, with full study results available during 2012.  Early results from this Phase 2a trial are still blinded, but consistent with continued safety and reproducible immunogenicity.

In addition to our clinical development program, we have been conducting pre-clinical research on the impact of adding adjuvants (immune system stimulants) to the DNA priming component of our vaccine.  Specifically, this novel vaccine co-expresses human granulocyte-macrophage stimulating factor (“GM-CSF”) and non-infectious HIV virus-like particles.  In non-human primate models the GM-CSF-enhanced vaccine achieved protection against simian immunodeficiency virus (“SIV”) in 70% of the animals. The HTVN is currently planning Phase 1 human clinical testing of the GM-CSF adjuvanted version of our vaccine, which we expect to begin in late 2011.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on the accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and adjusts the estimates as necessary. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $541,727 and total assets of $2,067,917, as compared to $1,079,087 and $2,357,834, respectively, at December 31, 2010. Working capital totaled $658,633 at March 31, 2011, compared to $1,080,584 at December 31, 2010.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $529,484 for the three month period ended March 31, 2011 as compared to $540,779 for the comparable period in 2010.  Generally, the differences between years are due to fluctuations in our net losses which, in turn, result primarily from fluctuations in expenditures from our research activities, offset or increased by net changes in our assets and liabilities.

The costs of conducting all of our human clinical trials to date, except for the therapeutic trial, have been borne by the HVTN, funded by the NIH, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. The HVTN and the NIH are bearing the cost of conducting our ongoing Phase 2a human clinical trial, and have indicated their support for the planned Phase 1 clinical trial of the GM-CSF-adjuvanted version of our vaccine.  We cannot, however, predict the level of support we will receive from the HVTN or the NIH for any additional clinical trials.

Our operations are also partially funded by the IPCAVD grant awarded to us in September 2007 by the NIH to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five-year period which commenced in October 2007, with an expected annual award of generally between $3 and $4 million per year (approximately $19.4 million in the aggregate). The most recent annual award under the grant is for the period from September 1, 2010 through August 31, 2011 in the amount of $4.9 million. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production for human clinical trial testing, primarily with regard to our research into vaccine adjuvants. The funding we receive pursuant to this grant is recorded as revenue at the time the related expenditures are incurred, and thus partially offsets our net losses. As of March 31, 2011, there is approximately $3.6 million remaining from the current grant year’s award. Assuming that the remaining budgeted amounts under the grant are awarded to us, there is an additional $3.8 million available through the grant for the remainder of the original five year project period ending August 31, 2012. If the annual grant does not occur, we will experience a shortfall in anticipated cash flow and will be required to promptly seek other funds to address the shortfall.

We intend to pursue additional grants from the federal government. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Therefore, it will be necessary for us to look to other sources of funding in order to finance our development activities.

Cash Flows from Investing Activities

Our investing activities have consisted predominantly of capital expenditures. There were no capital expenditures during the three months ended March 31, 2011 or for the comparable period in 2010.

Cash Flows from Financing Activities

Net cash used by financing activities was $7,876 for the three month period ended March 31, 2011, as compared to $371,897 for the comparable period in 2010.  The cash used by financing activities during both periods relates to costs associated with our proposed 2010 public stock offering, as well as our current, ongoing, financing effort.

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

In any event, we anticipate raising additional capital during 2011, although there can be no assurance that we will be able to do so. While we believe that we will be successful in obtaining the necessary financing to fund our operations through grants, equity offerings, exercise of options and warrants, and/or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all.

We believe that our current working capital combined with the proceeds from the IPCAVD grant awarded from the NIH, and without consideration given to net proceeds from any potential financing activity, will be sufficient to support our planned level of operations into the first quarter of 2012 without significant change to our business plan.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of March 31, 2011, we had firm purchase obligations of approximately $910,000 as compared to approximately $942,000 at December 31, 2010.  We have no committed lines of credit and no other committed funding or long-term debt.  We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Net Loss

We recorded a net loss of $606,282 for the three months ended March 31, 2011 as compared to $690,789 for the three months ended March 31, 2010.  Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

During the three months ended March 31, 2011 we recorded grant revenue of $893,002, as compared to $1,338,560 during the comparable period of 2010. Our grant revenues relate to the IPCAVD grant awarded to us in 2007 by the NIH to support our HIV/AIDS vaccine program. This five-year grant is subject to annual renewal, with the latest grant award covering the period from September 2010 through August 2011 in the amount of $4.9 million.  As of March 31, 2011, there was approximately $3.6 million remaining from the current grant year’s award and (assuming that the remaining budgeted amounts under the grant are awarded to the Company) there is an additional $3.8 million available through the grant for the remainder of the original five-year project period ending August 31, 2012.  The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the IPCAVD grant, and can fluctuate dramatically based on the timing of the related expenditures.

Research and Development

During the three months ended March 31, 2011, we incurred $838,467 of research and development expense as compared to $1,369,185 during the three months ended March 31, 2010.  Research and development expenses can vary considerably on a period-to-period basis, depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties, and due to fluctuations in the timing of other external expenditures related to our IPCAVD grant from the NIH.  As discussed above under Grant Revenue, during the three month period ended March 31, 2010, our grant expenditures were significantly higher due primarily to the cost of supplemental primate studies being conducted at Emory University.  Research and development expense also includes stock-based compensation expense of $53,885 and $51,446 for the three months ended March 31, 2011 and 2010, respectively (see discussion under “Stock-Based Compensation Expense” below). Our research and development costs do not include costs incurred by HVTN in conducting trials of GeoVax vaccines.

We expect that our research and development costs will increase during the remainder of 2011 and beyond as we continue to perform the activities supported by the IPCAVD grant, and as we progress into the later stages of clinical testing for our vaccine candidates currently in human clinical trials.

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

General and Administrative Expense

Our general and administrative expenses were $661,813 during the three months ended March 31, 2011, as compared to $668,821 during the three months ended March 31, 2010.  General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses.  General and administrative expense includes stock-based compensation expense of $111,230 and $167,166 for the three months ended March 31, 2011 and 2010, respectively (see discussion under “Stock-Based Compensation Expense” below).  We expect that our general and administrative costs will increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $165,115 and $218,612 during the three months ended March 31, 2011 and 2010, respectively, which was allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to common stock and stock purchase warrants issued to consultants and financial advisors.  For the three months ended March 31, 2011 and 2010, stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2011	2010
General and Administrative Expense	$111,230	$167,166
Research and Development Expense	53,885	51,446
Total Stock-Based Compensation Expense	$165,115	$218,612

Other Income

Interest income for the three months ended March 31, 2011 and 2010 was $996 and $8,657, respectively.  The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II -- OTHER INFORMATION

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

On March 22, 2011, we issued an aggregate of 21,253 shares of our common stock to Gilford Securities, Incorporated and to Array Capital Management, LLC for financial advisory services.  For this transaction the Company relied upon Section 4(2) of the Securities Act and Rule 506 promulgated thereunder to issue the common stock.  The shares were offered to investors who acquired the shares for investment in a transaction that did not involve a general solicitation.

We did not acquire any of our securities during the period covered by this report.

Item 3	Defaults Upon Senior Securities

None.

Item 4	(Removed and Reserved)

Item 5	Other Information

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

GEOVAX LABS, INC.
(Registrant)

Date: April 27, 2011	By:	/s/ Mark W. Reynolds
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