Form 10-Q
period 2011-06-30
GeoVax Labs, Inc.
filed 2011-08-12
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐    No ☒

As of August 12, 2011, 15,784,091 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.

Part 1 -- FINANCIAL INFORMATION

Item 1                 Financial Statements

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$668,055	$1,079,087
Grant funds receivable	638,663	474,275
Prepaid expenses and other	41,017	48,830

Total current assets	1,347,735	1,602,192

Property and equipment, net of accumulated depreciation and amortization of $313,695 and $271,953 at June 30, 2011 and December 31, 2010, respectively	206,699	248,441

Other assets:
Licenses, net of accumulated amortization of $196,489 and $184,047 at June 30, 2011 and December 31, 2010, respectively	52,367	64,809
Deferred offering costs	515,585	430,402
Deposits and other	11,990	11,990

Total other assets	579,942	507,201

Total assets	$2,134,376	$2,357,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$520,626	$338,628
Amounts payable to Emory University (a related party)	209,985	182,980

Total current liabilities	730,611	521,608

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value, 40,000,000 shares authorized; 15,751,833 and 15,654,846 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	15,753	15,655
Additional paid-in capital	22,490,814	22,105,747
Deficit accumulated during the development stage	(21,102,802)	(20,285,176)

Total stockholders’ equity	1,403,765	1,836,226

Total liabilities and stockholders’ equity	$2,134,376	$2,357,834

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		From Inception
	June 30,		June 30,		(June 27,2001) to
	2011	2010	2011	2010	June 30, 2011
Grant revenue	$1,753,033	$1,737,169	$2,646,035	$3,075,729	$18,057,842

Operating expenses:
Research and development	1,385,452	1,741,966	2,223,919	3,111,151	23,578,220
General and administrative	579,380	935,868	1,241,193	1,604,689	15,916,297
Total operating expenses	1,964,832	2,677,834	3,465,112	4,715,840	39,494,517

Loss from operations	(211,799)	(940,665)	(819,077)	(1,640,111)	(21,436,675)

Other income (expense):
Interest income	455	7,576	1,451	16,233	339,542
Interest expense	-	-	-	-	(5,669)
Total other income (expense)	455	7,576	1,451	16,233	333,873

Net loss	$(211,344)	$(933,089)	$(817,626)	$(1,623,878)	$(21,102,802)

Basic and diluted:
Loss per common share	$(0.01)	$(0.06)	$(0.05)	$(0.10)	$(2.02)
Weighted average shares outstanding	15,714,932	15,653,380	15,686,112	15,647,712	10,422,105

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Six Months Ended June 30,		(June 27, 2001) to
	2011	2010	June 30, 2011

Cash flows from operating activities:
Net loss	$(817,626)	$(1,623,878)	$(21,102,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,184	71,498	510,804
Accretion of preferred stock redemption value	-	-	346,673
Stock-based compensation expense	385,164	413,985	5,971,906
Changes in assets and liabilities:
Grant funds receivable	(164,388)	(782,602)	(638,663)
Prepaid expenses and other current assets	7,813	(177,386)	(41,017)
Deposits and other assets	-	(11,010)	(11,990)
Accounts payable and accrued expenses	209,004	741,932	819,402
Total adjustments	491,777	256,417	6,957,115
Net cash used in operating activities	(325,849)	(1,367,461)	(14,145,687)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(526,594)
Proceeds from sale of property and equipment	-	-	5,580
Net cash used in investing activities	-	-	(521,014)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	-	15,121,898
Net proceeds from sale of preferred stock	-	-	728,443
Costs associated with planned stock offering	(85,183)	(340,676)	(515,585)
Net cash provided (used) by financing activities	(85,183)	(340,676)	15,334,756

Net increase (decrease) in cash and cash equivalents	(411,032)	(1,708,137)	668,055
Cash and cash equivalents at beginning of period	1,079,087	3,515,784	-

Cash and cash equivalents at end of period	$668,055	$1,807,647	$668,055

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$5,669

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

1.           Description of Company and Basis of Presentation

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a biotechnology company dedicated to developing vaccines to prevent and fight Human Immunodeficiency Virus (“HIV”) infections that result in Acquired Immunodeficiency Syndrome (“AIDS”).  We have exclusively licensed from Emory University (“Emory”) vaccine technology which was developed in collaboration with the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”).  GeoVax is incorporated under the laws of the State of Delaware and our principal offices are located in Smyrna, Georgia (metropolitan Atlanta area).

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

The therapeutic use of our vaccines is being tested in a Phase 1/2 human clinical trial sponsored by GeoVax.  This trial was initiated based on promising preclinical data from therapeutic trials in infected non-human primates. We expect the Phase 1/2 human trial to begin generating vaccine safety and performance data during early 2012.  If the data are encouraging, we expect to amend and expand this study into a larger Phase 2 clinical trial.

The preventative use of our vaccine is being tested in humans by the NIH-funded HIV Vaccine Trials Network (“HVTN”).  The first generation of our preventative vaccine is one of only five vaccine candidates out of more than 80 tested by the HVTN to have progressed to Phase 2 testing.  Based on current enrollment progress, we expect this 300 participant Phase 2a clinical trial to complete enrollment and inoculations during 2011. The HVTN is also planning human clinical testing of a granulocyte-macrophage colony-stimulating factor (GM-CSF) co-expressing second generation of our vaccine that was successfully tested in non-human primates, with a target start date of Phase 1 clinical testing in late 2011.  In preclinical non-human primate testing, the new vaccine induced immune responses that resulted in a 70% rate of prevention of infection.

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

GeoVax is devoting all of its present efforts to research and development and is a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 915, Development Stage Entities.  The accompanying financial statements at June 30, 2011 and for the three month and six month periods ended June 30, 2011 and 2010 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 those accounting policies that we consider significant in determining our results of operations and financial position.  There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

2.           Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we expect to have a material impact on our financial statements.

3.           Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares consist of stock options and warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 2.0 million and 1.9 million shares at June 30, 2011 and 2010, respectively.

4.           Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta).  Future minimum lease payments pursuant to the operating lease total $59,300 for the remainder of 2011, $121,560 in 2012, $125,180 in 2013 and $128,920 in 2014.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of clinical trials, and other research-related activities. As of June 30, 2011, we had approximately $406,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, of which we expect $105,000 will be due in 2011, $211,000 in 2012, and $90,000 in 2013.

5.           Stockholders’ Equity

Common Stock Transactions

During the three month and six month periods ended June 30, 2011, we issued 75,734 and 96,987 shares, respectively, of our common stock for financial advisory services and recorded general and administrative expense of $90,000 and $120,000, respectively, related to the issuance.

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

The following table summarizes stock option activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,137,356	$5.33
Granted	-	-
Exercised	-	-
Forfeited or Expired	(37,788)	4.89
Outstanding at June 30, 2011	1,099,568	$5.35

Exercisable at June 30, 2011	864,256	$5.73

Stock-based compensation expense related to the 2006 Plan was $128,271 and $261,606 for the three month and six month periods ended June 30, 2011, as compared to $157,794 and $299,638 for the three month and six month periods ended June 30, 2010, respectively.  The table below shows the allocation of stock-based compensation expense related to our stock option plan between general and administrative expense and research and development expense.  As of June 30, 2011, there was $604,068 of unrecognized compensation expense related to stock-based compensation arrangements subject to the 2006 Plan, which is expected to be recognized over a weighted average period of 1.7 years.

	Three Months Ended June 30,		Six Months Ended June 30,
Expense Allocated to:	2011	2010	2011	2010
General and Administrative Expense	$77,051	$106,348	$156,501	$196,747
Research and Development Expense	51,220	51,446	105,105	102,891
Total	$128,271	$157,794	$261,606	$299,638

Compensatory Warrants

We may, from time to time, issue stock purchase warrants to consultants or other service providers in exchange for services.  As of June 30, 2011, there were a total of 64,400 shares of our common stock covered by outstanding stock warrants (57,000 of which are currently exercisable) with a weighted average exercise price of $6.20 per share and a weighted average remaining contractual life of 1 year.

Stock compensation expense related to the issuance of stock purchase warrants in exchange for services was $1,779 and $3,558 for the three month and six month periods ended June 30, 2011, respectively; and $30,267 and $60,534 for the three month and six month periods ended June 30, 2010, respectively, all of which was allocated to general and administrative expense.  As of June 30, 2011, there was $3,561 of unrecognized compensation expense related to compensatory warrant arrangements, which is expected to be recognized over a weighted average period of 0.5 years.

Investment Warrants

In addition to outstanding stock options and compensatory warrants, as of June 30, 2011 we had stock purchase warrants covering a total of 818,376 shares of our common stock which were issued to investors in previous transactions, all of which are currently exercisable.  Such warrants have a weighted-average exercise price of $16.50 per share and a weighted-average remaining contractual life of 1.2 years.

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

8.           Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory.  The expense associated with these ongoing patent cost reimbursements to Emory amounted to $122,554 during the six month period ending June 30, 2011.

We have entered into two research agreements with Emory for the purpose of conducting research and development activities associated with our IPCAVD grant from the NIH (see Note 7).  During the six month period ending June 30, 2011, we recorded $616,880 of expense associated with these contracts.  All amounts paid to Emory under these agreements are reimbursable to us pursuant to the NIH grant.

In March 2008, we entered into a consulting agreement with Donald Hildebrand, a member of our Board of Directors and our former President and Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company.  The term of the consulting agreement, as amended, began on April 1, 2008 and ends on December 31, 2011.  During the six month period ended June 30, 2011 we recorded $12,000 of expense associated with the consulting agreement.

Item 2              Management’s Discussion and Analysis of Financial Condition And Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements.  Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2010, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,” ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	whether we can raise additional capital as and when we need it;
●	whether we are successful in developing our products;
●	whether we are able to obtain regulatory approvals in the United States and other countries for sale of our products;
●	whether we can compete successfully with others in our market; and
●	whether we are adversely affected in our efforts to raise cash by the volatility and disruption of local and national economic, credit and capital markets and the economy in general.

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

The therapeutic use of our vaccine is currently being tested in a Phase 1/2 human clinical trial being sponsored by GeoVax.  We expect this trial to begin generating vaccine safety and performance data during early 2012.  If the data are encouraging, we expect to amend and expand this study into a larger Phase 2 clinical trial.

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

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements.  Our revenue consists solely of grant funding received from the NIH. Revenue from this arrangement is approximately equal to the costs incurred related to the grant activities (plus an overhead factor) and is recorded as income as the related costs are incurred.

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

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $668,055 and total assets of $2,134,376, as compared to $1,079,087 and $2,357,834, respectively, at December 31, 2010. Working capital totaled $617,124 at June 30, 2011, compared to $1,080,584 at December 31, 2010.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $325,849 for the six month period ended June 30, 2011 as compared to $1,367,461 for the comparable period in 2010.  Generally, the differences between years are due to fluctuations in our net losses which, in turn, result primarily from fluctuations in expenditures from our research activities, offset or increased by net changes in our assets and liabilities.

The costs of conducting all of our human clinical trials to date, except for our ongoing Phase 1/2 therapeutic trial, have been borne by the HVTN, funded by the NIH, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. The HVTN and the NIH are bearing the cost of conducting our ongoing Phase 2a human clinical trial of our preventative vaccine, and have indicated their support for the planned Phase 1 clinical trial of the GM-CSF-adjuvanted version of our vaccine.  We also have had discussions with the HVTN and the NIH with regard to the conduct of our planned Phase 2b clinical trial of our preventative vaccine, and we expect the NIH will support this trial as well.  We cannot, however, predict the level of support we will receive from the HVTN or the NIH for any additional clinical trials.

Our operations are also partially funded by the IPCAVD grant awarded to us in September 2007 by the NIH to support our HIV/AIDS vaccine program. The project period for the grant, which is renewable annually, covers a five-year period which commenced in October 2007, with an expected annual award of generally between $3 and $4 million per year (approximately $19.4 million in the aggregate). The most recent annual award under the grant is for the period from September 1, 2010 through August 31, 2011 in the amount of $4.9 million. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production for human clinical trial testing, primarily with regard to our research into vaccine adjuvants. The funding we receive pursuant to this grant is recorded as revenue at the time the related expenditures are incurred, and thus partially offsets our net losses. As of June 30, 2011, there is approximately $1.3 million remaining from the current grant year’s award. Assuming that the remaining budgeted amounts under the grant are awarded to us, there is an additional $3.8 million available through the grant for the remainder of the original five year project period ending August 31, 2012. If the annual grant does not occur, we will experience a shortfall in anticipated cash flow and will be required to promptly seek other funds to address the shortfall.

We intend to pursue additional grants from the federal government. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Therefore, it will be necessary for us to look to other sources of funding in order to finance our development activities.

Cash Flows from Investing Activities

Our investing activities have consisted predominantly of capital expenditures. There were no capital expenditures during the six months ended June 30, 2011 or for the comparable period in 2010.

Cash Flows from Financing Activities

Net cash used by financing activities was $85,183 for the six month period ended June 30, 2011, as compared to $340,676 for the comparable period in 2010.  The cash used by financing activities during both periods relates to costs associated with our stock offering activities during 2010 and 2011.

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

Contractual Obligations

As of June 30, 2011, we had firm purchase obligations of approximately $406,000 as compared to approximately $942,000 at December 31, 2010.  We have no committed lines of credit and no other committed funding or long-term debt.  We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Net Loss

We recorded a net loss of $211,344 for the three months ended June 30, 2011, as compared to a net loss of $933,089 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, we recorded a net loss of $817,626, as compared to a net loss of $1,623,878 for the six months ended June 30, 2010.  Our net losses typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below

Grant Revenue

During the three and six month periods ended June 30, 2011 we recorded grant revenue of $1,753,033 and $2,646,035, respectively, as compared to $1,737,169 and $3,075,729 , respectively, during the comparable periods of 2010. Our grant revenues relate to the IPCAVD grant awarded to us in 2007 by the NIH to support our HIV/AIDS vaccine program. This five-year grant is subject to annual renewal, with the latest grant award covering the period from September 2010 through August 2011 in the amount of $4.9 million.  As of June 30, 2011, there was approximately $1.3 million remaining from the current grant year’s award and (assuming that the remaining budgeted amounts under the grant are awarded to the Company) there is an additional $3.8 million available through the grant for the remainder of the original five-year project period ending August 31, 2012.  The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the IPCAVD grant, and can fluctuate dramatically based on the timing of the related expenditures.

Research and Development

During the three month and six month periods ended June 30, 2011, we incurred $1,385,452 and $2,223,919, respectively, of research and development expense as compared to $1,741,966 and $3,111,151, respectively, during the three month and six month periods ended June 30, 2010.  Research and development expenses can vary considerably on a period-to-period basis, depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties, and due to fluctuations in the timing of other external expenditures related to our IPCAVD grant from the NIH.  Research and development expense for the three month and six month periods of 2011 includes stock-based compensation expense of $51,220 and $105,105, respectively, while the comparable periods of 2010 include stock-based compensation expense of $51,446 and $102,891, respectively (see discussion under “Stock-Based Compensation Expense” below). Our research and development costs do not include costs incurred by HVTN in conducting trials of GeoVax vaccines.

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

Our vaccine candidates still require significant, time-consuming and costly research and development, testing and regulatory clearances. Completion of clinical development will take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The cost of the ongoing Phase 2a clinical trial for our preventative vaccine is being funded by the HVTN, but we cannot be certain whether the HVTN or any other external source will provide funding for further development.  We intend to seek government and/or third party support for future clinical human trials, but there can be no assurance that we will be successful. The duration and the cost of future clinical trials may vary significantly over the life of the project as a result of differences arising during development of the human clinical trial protocols, including, among others:

●	the number of patients that ultimately participate in the clinical trial;
●	the duration of patient follow-up that seems appropriate in view of the results;
●	the number of clinical sites included in the clinical trials; and
●	the length of time required to enroll suitable patient subjects.

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

General and Administrative Expense

During the three month and six month periods ended June 30, 2011, we incurred general and administrative costs of $579,380 and $1,241,193, respectively, as compared to $935,868 and $1,604,689, respectively, during the comparable periods in 2010.  General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses.  General and administrative expense for the three month and six month periods of 2011 include stock-based compensation expense of $168,830 and $280,059, respectively; while the comparable periods of 2010 include stock-based compensation expense of $143,928 and $311,094, respectively (see discussion under “Stock-Based Compensation Expense” below).  We expect that our general and administrative costs will increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $220,050 and $385,164 during the three month and six month periods ended June 30, 2011, respectively, as compared to $195,374 and $413,985, respectively, during the comparable periods of 2010. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to common stock and stock purchase warrants issued to consultants and financial advisors.  We allocate stock-based compensation expense to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three month and six month periods ended June 30, 2011 and 2010, stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Expense Allocated to:	2011	2010	2011	2010
General and Administrative Expense	$168,830	$143,928	$280,059	$311,094
Research and Development Expense	51,220	51,446	105,105	102,891
Total Stock-Based Compensation Expense	$220,050	$195,374	$385,164	$413,985

Other Income

Interest income for the three month and six month periods ended June 30, 2011 was $455 and $1,451, respectively, as compared to $7,576 and $16,233, respectively, for the three months and six months ended June 30, 2010.  The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2              Unregistered Sales of Equity Securities and Use of Proceeds

On April 8, 2011, we issued an aggregate of 23,810 shares of our common stock to Gilford Securities, Incorporated and to Array Capital Management, LLC for financial advisory services.  For this transaction the Company relied upon Section 4(2) of the Securities Act and Rule 506 promulgated thereunder to issue the common stock.  The shares were offered to these investors who acquired the shares for investment in a transaction that did not involve a general solicitation.

On May 9, 2011, we issued an aggregate of 23,622 shares of our common stock to Gilford Securities, Incorporated and to Array Capital Management, LLC for financial advisory services.  For this transaction the Company relied upon Section 4(2) of the Securities Act and Rule 506 promulgated thereunder to issue the common stock.  The shares were offered to these investors who acquired the shares for investment in a transaction that did not involve a general solicitation.

On June 10, 2011, we issued an aggregate of 28,302 shares of our common stock to Gilford Securities, Incorporated and to Array Capital Management, LLC for financial advisory services.  For this transaction the Company relied upon Section 4(2) of the Securities Act and Rule 506 promulgated thereunder to issue the common stock.  The shares were offered to these investors who acquired the shares for investment in a transaction that did not involve a general solicitation.

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

Item 6              Exhibits

Exhibit
Number          Description

2.1	Agreement and Plan of Merger by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. dated January 20, 2006 (1)
2.2	First Amendment to Agreement and Plan of Merger by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. dated June 29, 2006 (2)
2.3	Second Amendment to Agreement and Plan of Merger by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. dated September 27, 2006 (3)
3.1	Certificate of Incorporation (4)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (5)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (6)
3.2	Bylaws (4)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbane-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbane-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101*,**
The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six month periods ended June 30, 2011 and 2010 and for the period from inception (June 27, 2001) to June 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2011 and 2010 and for the period from inception (June 27, 2001) to June 30, 2011, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith
**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections

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

GEOVAX LABS, INC.
(Registrant)

Date: August 12, 2011	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit
Number          Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbane-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbane-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six month periods ended June 30, 2011 and 2010 and for the period from inception (June 27, 2001) to June 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2011 and 2010 and for the period from inception (June 27, 2001) to June 30, 2011, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections