Form 10-Q
period 2011-09-30
GeoVax Labs, Inc.
filed 2011-11-10
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☒    No ☐

As of November 10, 2011, 15,784,091 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.

Part 1 -- FINANCIAL INFORMATION

Item 1                 Financial Statements

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$566,657	$1,079,087
Grant funds receivable	424,914	474,275
Prepaid expenses and other	12,425	48,830

Total current assets	1,003,996	1,602,192

Property and equipment, net of accumulated depreciation and amortization of $334,566 and $271,953 at September 30, 2011 and December 31, 2010, respectively	185,828	248,441

Other assets:
Licenses, net of accumulated amortization of $202,711 and $184,047 at September 30, 2011 and December 31, 2010, respectively	46,145	64,809
Deferred offering costs	564,596	430,402
Deposits and other	11,990	11,990

Total other assets	622,731	507,201

Total assets	$1,812,555	$2,357,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$164,942	$338,628
Amounts payable to Emory University (a related party)	485,117	182,980

Total current liabilities	650,059	521,608

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value, 40,000,000 shares authorized; 15,784,091 and 15,654,846 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	15,784	15,655
Additional paid-in capital	22,625,366	22,105,747
Deficit accumulated during the development stage	(21,478,654)	(20,285,176)

Total stockholders’ equity	1,162,496	1,836,226

Total liabilities and stockholders’ equity	$1,812,555	$2,357,834

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		From Inception
	September 30,		September 30,		(June 27,2001) to
	2011	2010	2011	2010	September 30, 2011
Grant revenue	$1,297,006	$1,163,288	$3,943,041	$4,239,017	$19,354,848

Operating expenses:
Research and development	1,089,938	908,780	3,313,857	4,019,931	24,668,158
General and administrative	583,386	903,850	1,824,579	2,508,539	16,499,683
Total operating expenses	1,673,324	1,812,630	5,138,436	6,528,470	41,167,841

Loss from operations	(376,318)	(649,342)	(1,195,395)	(2,289,453)	(21,812,993)

Other income (expense):
Interest income	466	4,676	1,917	20,909	340,008
Interest expense	-	-	-	-	(5,669)
Total other income (expense)	466	4,676	1,917	20,909	334,339

Net loss	$(375,852)	$(644,666)	$(1,193,478)	$(2,268,544)	$(21,478,654)

Basic and diluted:
Loss per common share	$(0.02)	$(0.04)	$(0.08)	$(0.14)	$(2.03)
Weighted average shares outstanding	15,764,525	15,654,846	15,716,767	15,650,116	10,567,089

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Nine Months Ended September 30,		(June 27, 2001) to
	2011	2010	September 30, 2011

Cash flows from operating activities:
Net loss	$(1,193,478)	$(2,268,544)	$(21,478,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,277	107,247	537,897
Accretion of preferred stock redemption value	--	-	346,673
Stock-based compensation expense	519,747	581,301	6,106,489
Changes in assets and liabilities:
Grant funds receivable	49,361	(374,673)	(424,914)
Prepaid expenses and other current assets	36,405	28,966	(12,425)
Deferred offering costs	-	(260,000)	-
Deposits and other assets	-	(11,010)	(11,990)
Accounts payable and accrued expenses	128,452	364,444	738,850
Total adjustments	815,242	436,275	7,280,580
Net cash used in operating activities	(378,236)	(1,832,269)	(14,198,074)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(526,594)
Proceeds from sale of property and equipment	-	-	5,580
Net cash used in investing activities	-	-	(521,014)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	-	15,121,898
Net proceeds from sale of preferred stock	-	-	728,443
Costs associated with planned stock offering	(134,194)	(257,173)	(564,596)
Net cash provided (used) by financing activities	(134,194)	(257,173)	15,285,745

Net increase (decrease) in cash and cash equivalents	(512,430)	(2,089,442)	566,657
Cash and cash equivalents at beginning of period	1,079,087	3,515,784	-

Cash and cash equivalents at end of period	$566,657	$1,426,342	$566,657

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$5,669

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

The preventative use of our vaccine is being tested in humans by the NIH-funded HIV Vaccine Trials Network (“HVTN”).  The first generation of our preventative vaccine is one of only five vaccine candidates out of more than 80 tested by the HVTN to have progressed to Phase 2 testing.  Patient enrollment of this 299 participant Phase 2a clinical trial is complete and we expect to complete inoculations during early 2012.  The HVTN is also planning human clinical testing of a second generation of our vaccine (co-expressing granulocyte-macrophage colony-stimulating factor (GM-CSF)) that was successfully tested in non-human primates, with a target start date of Phase 1 clinical testing in early 2012.  In preclinical non-human primate testing, the new vaccine induced immune responses that resulted in a 70% rate of prevention of infection.

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

GeoVax is devoting all of its present efforts to research and development and is a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 915, Development Stage Entities.  The accompanying financial statements at September 30, 2011 and for the three month and nine month periods ended September 30, 2011 and 2010 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  We have had no product revenue to date and there can be no assurance that we will ever generate any product revenue. Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of our product candidates, obtain the necessary regulatory approvals, and manufacture and market the resulting products. To date, we have financed our operations principally through the sale of equity securities and through NIH grants, but we will require substantial additional financing at various intervals to conduct our operations.  There is no assurance that adequate funding will continue to be available to us, and, if available, on terms acceptable to the Company.  If we are not able to secure the significant funding that is required to maintain and continue our operations, we may be required to delay clinical studies or clinical trials, curtail operations, or obtain funds through collaborative arrangements that may require us to relinquish rights to some of our products or potential markets.  The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things improvement in the economic climate. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 those accounting policies that we consider significant in determining our results of operations and financial position.  There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

2.           Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we expect to have a material impact on our financial statements.

3.           Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares consist of stock options and warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 2.0 million and 1.9 million shares at September 30, 2011 and 2010, respectively.

4.           Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta).  Future minimum lease payments pursuant to the operating lease total $29,945 for the remainder of 2011, $121,560 in 2012, $125,180 in 2013 and $128,920 in 2014.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of clinical trials, and other research-related activities. As of September 30, 2011, we had approximately $594,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, of which we expect $302,000 will be due in 2011, $259,000 in 2012, and $33,000 in 2013.

5.           Stockholders’ Equity

Common Stock Transactions

During the three month and nine month periods ended September 30, 2011, we issued 32,258 and 129,245 shares, respectively, of our common stock for financial advisory services and recorded general and administrative expense of $90,000 and $150,000, respectively, related to the issuance.

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

The following table summarizes stock option activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,137,356	$5.33
Granted	-	-
Exercised	-	-
Forfeited or Expired	(39,288)	5.39
Outstanding at September 30, 2011	1,098,068	$5.33

Exercisable at September 30, 2011	865,756	$5.70

Stock-based compensation expense related to the 2006 Plan was $102,804 and $364,410 for the three month and nine month periods ended September 30, 2011, as compared to $137,049 and $436,687 for the three month and nine month periods ended September 30, 2010, respectively.  The table below shows the allocation of stock-based compensation expense related to our stock option plan between general and administrative expense and research and development expense.  As of September 30, 2011, there was $501,264 of unrecognized compensation expense related to stock-based compensation arrangements subject to the 2006 Plan, which is expected to be recognized over a weighted average period of 1.5 years.

	Three Months Ended September 30,		Nine Months Ended September 30,
Expense Allocated to:	2011	2010	2011	2010
General and Administrative Expense	$65,050	$85,705	$221,552	$282,452
Research and Development Expense	37,754	51,344	142,858	154,235
Total	$102,804	$137,049	$364,410	$436,687

Compensatory Warrants

We may, from time to time, issue stock purchase warrants to consultants or other service providers in exchange for services.  As of September 30, 2011, there were a total of 64,400 shares of our common stock covered by outstanding stock warrants (57,000 of which are currently exercisable) with a weighted average exercise price of $6.20 per share and a weighted average remaining contractual life of 0.9 years.

Stock compensation expense related to the issuance of stock purchase warrants in exchange for services was $1,779 and $5,337 for the three month and nine month periods ended September 30, 2011, respectively; and $30,267 and $90,801 for the three month and nine month periods ended September 30, 2010, respectively, all of which was allocated to general and administrative expense.  As of September 30, 2011, there was $1,782 of unrecognized compensation expense related to compensatory warrant arrangements, which is expected to be fully recognized during 2011.

Investment Warrants

In addition to outstanding stock options and compensatory warrants, as of September 30, 2011 we had stock purchase warrants covering a total of 818,376 shares of our common stock which were issued to investors in previous transactions, all of which are currently exercisable.  Such warrants have a weighted-average exercise price of $16.50 per share.  In October 2011, the expiration of these warrants was extended to December 31, 2014, resulting in an expense (calculated using the Black-Sholes model) of approximately $152,000 which will be recognized during the fourth quarter of 2011.

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

7.           NIH Grant Funding

In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program.  The project period for the grant covers a five year period which commenced October 2007, with an aggregate award of $20.4 million.  As of September 30, 2011 there is approximately $5.1 million of unused grant funds remaining and available for use through August 31, 2012 (the end of the original project period).  We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production.  We record revenue associated with the grant as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations.

8.           Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory.  The expense associated with these ongoing patent cost reimbursements to Emory amounted to $187,561 during the nine month period ending September 30, 2011.

We have entered into two research agreements with Emory for the purpose of conducting research and development activities associated with our IPCAVD grant from the NIH (see Note 7).  During the nine month period ending September 30, 2011, we recorded $863,012 of expense associated with these contracts.  All amounts paid to Emory under these agreements are reimbursable to us pursuant to the NIH grant.

In March 2008, we entered into a consulting agreement with Donald Hildebrand, a member of our Board of Directors and our former President and Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company.  The term of the consulting agreement, as amended, began on April 1, 2008 and will end on December 31, 2012.  During the nine month period ended September 30, 2011 we recorded $18,000 of expense associated with the consulting agreement.

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

Our preventative HIV vaccine candidate has completed Phase 1 clinical testing trials in humans, and is currently in a Phase 2a clinical trial, being conducted by the HIV Vaccine Trials Network (“HVTN”) with funding from the NIH.  Patient enrollment for this 299 participant study has been completed.  We expect to complete patient inoculations in early 2012, with full study results available during 2012.  Early analysis of data for neutralizing antibody (Ab) responses in this study have shown elicitation of unexpectedly high response rates of neutralizing antibody for tier 2 isolates of HIV-1.  Of 46 tested vaccine recipients, 50% responded with neutralizing activity for tier 2 clade B isolate RHPA; and 26% with neutralizing antibody for tier 2 clade B isolate SC22.3C2. Neutralizing antibodies can block virus from infecting cells by binding to regions of the virus that mediate entry into cells. The elicitation of neutralizing antibody for tier 2 viruses is an important result because tier 2 viruses represent viruses that undergo the most frequent transmission from an infected person to an uninfected person.

In addition to our clinical development program, we have been conducting pre-clinical research on the impact of adding adjuvants (immune system stimulants) to the DNA priming component of our vaccine.  Specifically, this novel vaccine co-expresses human granulocyte-macrophage stimulating factor (“GM-CSF”) and non-infectious HIV virus-like particles.  In non-human primate models the GM-CSF-enhanced vaccine achieved protection against simian immunodeficiency virus (“SIV”) in 70% of the animals. The HTVN is currently planning Phase 1 human clinical testing of the GM-CSF adjuvanted version of our vaccine, which we expect to begin in early 2012.

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

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $566,657 and total assets of $1,812,555, as compared to $1,079,087 and $2,357,834, respectively, at December 31, 2010. Working capital totaled $353,937 at September 30, 2011, compared to $1,080,584 at December 31, 2010.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $378,236 for the nine month period ended September 30, 2011 as compared to $1,832,269 for the comparable period in 2010.  Generally, the differences between years are due to fluctuations in our net losses which, in turn, result primarily from fluctuations in expenditures from our research activities, offset or increased by net changes in our assets and liabilities.

The costs of conducting all of our human clinical trials to date, except for our ongoing Phase 1/2 therapeutic trial, have been borne by the HVTN, funded by the NIH, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. The HVTN and the NIH are bearing the cost of conducting our ongoing Phase 2a human clinical trial of our preventative vaccine, and have indicated their support for the planned Phase 1 clinical trial of the GM-CSF-adjuvanted version of our vaccine.  We also are having discussions with the HVTN and the NIH with regard to the conduct of a planned Phase 2b clinical trial of our preventative vaccine, and we expect the NIH will support this trial as well.  We cannot, however, predict the level of support we will receive from the HVTN or the NIH for any additional clinical trials.

Our operations are also partially funded by the IPCAVD grant awarded to us in September 2007 by the NIH to support our HIV/AIDS vaccine program. The project period for the grant covers a five year period which commenced October 2007, with an aggregate award of $20.4 million.  As of September 30, 2011 there is approximately $5.1 million of unused grant funds remaining and available for use through August 31, 2012 (the end of the original project period).  We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production for human clinical trial testing, primarily with regard to our research into vaccine adjuvants. The funding we receive pursuant to this grant is recorded as revenue at the time the related expenditures are incurred, and thus partially offsets our net losses.

We are pursuing additional grants and clinical trial support from the federal government. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Therefore, it will be necessary for us to look to other sources of funding in order to finance our development activities.

Cash Flows from Investing Activities

Our investing activities have consisted predominantly of capital expenditures. There were no capital expenditures during the nine months ended September 30, 2011 or for the comparable period in 2010.

Cash Flows from Financing Activities

Net cash used by financing activities was $134,194 for the nine month period ended September 30, 2011, as compared to $257,173 for the comparable period in 2010.  The cash used by financing activities during both periods relates to costs associated with our stock offering activities during 2010 and 2011.

We anticipate raising additional capital during 2011 and 2012, although there can be no assurance that we will be able to do so. While we believe that we will be successful in obtaining the necessary financing to fund our operations through grants, equity offerings, exercise of options and warrants, and/or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all.

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

Contractual Obligations

As of September 30, 2011, we had firm purchase obligations of approximately $594,000 as compared to approximately $942,000 at December 31, 2010.  We have no committed lines of credit and no other committed funding or long-term debt.  We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Net Loss

We recorded a net loss of $375,852 for the three months ended September 30, 2011, as compared to a net loss of $644,666 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, we recorded a net loss of $1,193,478, as compared to a net loss of $2,268,544 for the nine months ended September 30, 2010.  Our net losses typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

During the three and nine month periods ended September 30, 2011 we recorded grant revenue of $1,297,006 and $3,943,041, respectively, as compared to $1,163,288 and $4,239,017, respectively, during the comparable periods of 2010. Our grant revenues relate to the IPCAVD grant awarded to us in 2007 by the NIH to support our HIV/AIDS vaccine program.  As of September 30, 2011 there is approximately $5.1 million of unused grant funds remaining and available for use through August 31, 2012 (the end of the original project period).  The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the IPCAVD grant, and can fluctuate dramatically based on the timing of the related expenditures.

Research and Development

During the three month and nine month periods ended September 30, 2011, we incurred $1,089,938 and $3,313,857, respectively, of research and development expense as compared to $908,780 and $4,019,931, respectively, during the three month and nine month periods ended September 30, 2010.  Research and development expenses can vary considerably on a period-to-period basis, depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties, and due to fluctuations in the timing of other external expenditures related to our IPCAVD grant from the NIH.  Research and development expense for the three month and nine month periods of 2011 includes stock-based compensation expense of $37,754 and $142,858, respectively, while the comparable periods of 2010 include stock-based compensation expense of $51,344 and $154,235, respectively (see discussion under “Stock-Based Compensation Expense” below). Our research and development costs do not include costs incurred by HVTN in conducting trials of GeoVax vaccines.

We expect that our research and development costs will increase during 2012 and beyond as we continue to perform the activities supported by the IPCAVD grant, and as we progress into the later stages of clinical testing for our vaccine candidates currently in human clinical trials.

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

General and Administrative Expense

During the three month and nine month periods ended September 30, 2011, we incurred general and administrative costs of $583,386 and $1,824,579, respectively, as compared to $903,850 and $2,508,539 , respectively, during the comparable periods in 2010.  General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses.  General and administrative expense for the three month and nine month periods of 2011 include stock-based compensation expense of $156,829 and $379,889, respectively; while the comparable periods of 2010 include stock-based compensation expense of $115,972 and $427,066, respectively (see discussion under “Stock-Based Compensation Expense” below).  We expect that our general and administrative costs will increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $194,583 and $519,747 during the three month and nine month periods ended September 30, 2011, respectively, as compared to $167,316 and $581,301, respectively, during the comparable periods of 2010. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to common stock and stock purchase warrants issued to consultants and financial advisors.  We allocate stock-based compensation expense to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three month and nine month periods ended September 30, 2011 and 2010, stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Expense Allocated to:	2011	2010	2011	2010
General and Administrative Expense	$156,829	$115,972	$376,889	$427,066
Research and Development Expense	37,754	51,344	142,858	154,235
Total Stock-Based Compensation Expense	$194,583	$167,316	$519,747	$581,301

Other Income

Interest income for the three month and nine month periods ended September 30, 2011 was $466 and $1,917, respectively, as compared to $4,676 and $20,909, respectively, for the three months and nine months September 30, 2010.  The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2                Unregistered Sales of Equity Securities and Use of Proceeds

On July 20, 2011, we issued an aggregate of 32,258 shares of our common stock to Gilford Securities, Incorporated and to Array Capital Management, LLC for financial advisory services.  For this transaction the Company relied upon Section 4(2) of the Securities Act and Rule 506 promulgated thereunder to issue the common stock.  The shares were offered to these investors who acquired the shares for investment in a transaction that did not involve a general solicitation.

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
101*,**
The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine month periods ended September 30, 2011 and 2010 and for the period from inception (June 27, 2001) to September 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2011 and 2010 and for the period from inception (June 27, 2001) to September 30, 2011, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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

GEOVAX LABS, INC.
(Registrant)

Date: November 10, 2011	By:	/s/ Mark W. Reynolds
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
101*
The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine month periods ended September 30, 2011 and 2010 and for the period from inception (June 27, 2001) to September 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2011 and 2010 and for the period from inception (June 27, 2001) to September 30, 2011, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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