Form 10-K
period 2011-12-31
GeoVax Labs, Inc.
filed 2012-03-30
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For fiscal year ended December 31, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52091
GEOVAX LABS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1900 Lake Park Drive, Suite 380 Smyrna, GA	87-0455038 (IRS Employer Identification Number) 30080
(Address of principal executive offices)	(Zip Code)

(678) 384-7220
Registrant’s telephone number, including area code:

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2011, based on the closing price on that date was $8,741,870.

Number of shares of Common Stock outstanding as of March 30, 2012: 16,850,610
RDGPreambleEnd
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2012 Annual Meeting of Stockholders are incorporated by reference in Part III

Table of Contents

PART I
Item 1	Business	2
Item 1A	Risk Factors	15
Item 1B	Unresolved Staff Comments	23
Item 2	Properties	23
Item 3	Legal Proceedings	23
Item 4	Mine Safety Disclosures	23

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6	Selected Financial Data	25
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	30
Item 8	Financial Statements and Supplementary Data	30
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
Item 9A	Controls and Procedures	31
Item 9B	Other Information	31

PART III

Item 10	Directors, Executive Officers and Corporate Governance	32
Item 11	Executive Compensation	32
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32
Item 13	Certain Relationships and Related Party Transactions, and Director Independence	32
Item 14	Principal Accountant Fees and Services	32

PART IV

Item 15	Exhibits and Financial Statement Schedules	33

Signatures	35

Exhibit Index	36

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

PART I

ITEM 1.                 BUSINESS

Company Overview

GeoVax, Labs, Inc. was formed in 2001 and is a biotechnology company developing vaccines that prevent and fight human immunodeficiency virus (HIV).  HIV infections result in acquired immunodeficiency syndrome (AIDs).  We are incorporated in Delaware, and our offices and laboratory facilities are located in Smyrna, Georgia (metropolitan Atlanta).

Our vaccines are being evaluated to determine their potential to (a) prevent HIV infection and (b) to serve as a treatment for individuals who are already infected with HIV.  These vaccines are currently being evaluated in humans -- both in those infected with HIV and those who are not.

Our current vaccines under clinical development are designed to function against the clade B subtype of the HIV virus that is prevalent in the United States and the developed world.  An estimated 3.5 million people are infected with clade B HIV virus and between 55,000 and 58,000 new infections occur in the U.S. every year.  The cost of treating HIV infected individuals in the United States is estimated at $500,000 for each infected individual over their lifetime.  We estimate the worldwide market opportunity for a clade B HIV vaccine (preventive and therapeutic) to be approximately $5 billion annually.

Subject to the availability of funding support from governmental or nongovernmental organizations, we also plan to develop vaccines designed for use to combat the subtypes of HIV that predominate in the developing countries.

Work on our vaccines began during the 1990s at Emory University in Atlanta, Georgia, under the direction of Dr. Harriet L. Robinson, who is now our Chief Scientific Officer. The vaccine technology was developed in collaboration with researchers at Emory University, the U.S. National Institutes of Health (NIH), and the U.S.  Centers for Disease Control and Prevention (CDC). The technology developed by the collaboration is exclusively licensed to us from Emory University. We also have nonexclusive licenses to certain patents owned by the NIH and exclusive license rights to certain manufacturing process patents of MFD, Inc.

Our Vaccine Pipeline

The following table summarizes key information regarding our vaccine candidates:

Vaccine Candidate	Indication	Stage of Clinical Development	Trial Sponsor
B – DNA/MVA	HIV – Preventive Vaccine (Clade B)	Clinical – Phase 2a	NIH/HVTN
B – DNA-GM/MVA	HIV – Preventive Vaccine (Clade B)	Clinical – Phase 1	NIH/HVTN
B – DNA/MVA	HIV – Treatment Vaccine (Clade B)	Clinical – Phase 1/2	GeoVax
B – DNA-GM/MVA	HIV – Treatment Vaccine (Clade B)	Planning – Phase 1/2	NIH/IMPAACT
C – DNA/MVA	HIV – Preventive Vaccine (Clade C)	Preclinical	n/a
C – MVA	HIV – Preventive Vaccine (Clade C)	Preclinical	n/a

Our preventive vaccines are being tested in humans by the HIV Vaccine Trials Network (HVTN) and are funded by the NIH. The first generation of our preventive vaccine is one of only 5 vaccine candidates out of more than 80 tested by the HVTN to have successfully progressed to Phase 2 testing.  In Phase 1 human trials in uninfected people, our vaccines have shown excellent safety and induced both anti-viral antibodies and anti-viral T cells. The results of a two group, 30 participant,  Phase 1 trial (designated HVTN 048) are published in AIDS RESEARCH AND HUMAN RETROVIRUSES 22:678 (2006) and of a four group 120 participant trial (HVTN 065) in The Journal of Infectious Diseases 203:610 (2011).  Our Phase 1 trials have tested both safety and dosing regimens.

The 300 participant Phase 2a clinical trial of our preventive vaccine (HVTN 205) further tested safety and immunogenicity of the two most promising regimens evaluated in phase 1:  (1) Priming with DNA at months 0 and 2 and boosting with MVA at months 4 and 6 and (2) priming and boosting with MVA at months 0, 2 and 6.  The HVTN 205 trial is fully enrolled and patient inoculations were completed in January 2012.  We expect study analysis and completion of the trial during 2012.

The HVTN has also agreed to sponsor and conduct clinical testing in humans of a new version of our preventive vaccine that co-expresses granulocyte-macrophage colony-stimulating factor  (GM-CSF) in the DNA vaccine used to prime the vaccine response.  In preclinical studies in non-human primates, co-expression of GM-CSF in a simian prototype of the DNA vaccine improved the ability of the vaccine to prevent infection. In a study employing 12 successive weekly exposures to simian immunodeficiency virus (SIV), vaccinating in the presence of co-expressed GM-CSF prevented infection in 70% of the animals for a 90% reduction in per exposure risk of transmission, whereas vaccinating in the absence of the co-expressed GM-CSF prevented infection in only 25% of animals and achieved a less effective  60% reduction in the per exposure risk of transmission (The Journal of Infectious Diseases, 204:164 (2011)). In normal humans, GM-CSF stimulates the expansion and differentiation of cells in the macrophage and dendritic cell lineages that promote immune responses. The use of GM-CSF in humans is anticipated to have good safety based on its licensure for stimulating production of white blood cells after autologous bone marrow transplantation, as a treatment for fungal infections, and as an adjuvant for the Provenge®  prostate cancer vaccine.   Research into the potential benefits of adding GM-CSF to our vaccine has been supported by a $20.4 million Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant awarded by the NIH to GeoVax in 2007 and covering a five year period ending in 2012.  Clinical testing of the GM-CSF co-expressing vaccine is expected to commence in the second quarter of 2012.  Pending successful outcome of this trial, we expect to carry forward this version of our preventive vaccine into Phase 2b efficacy testing. We have scheduled vaccine production and have begun discussions about protocol development with potential government sponsors.

Our therapeutic (treatment) vaccine is in Phase 1/2 human clinical testing that we are sponsoring.  These trials were initiated based on promising preclinical data from therapeutic trials in HIV-infected non-human primates. In these studies, non-human primates were infected, drug-treated, vaccinated and then drug-interrupted.  Following treatment interruption, median levels of virus in blood, measured as viral RNA, were 10 to 1000-times lower (overall median of 100-times lower) than those measured prior to drug and vaccine treatment.  The therapeutic reductions in virus levels were associated with the vaccination regimen eliciting T-cells (a form of white blood cell) with functional characteristics known to successfully control viral infections.  We expect to complete patient enrollment of the Phase 1/2 human trial of our therapeutic vaccine during 2012 and to generate data in 2013.

We are also planning a Phase 1 therapeutic clinical trial to investigate the use of our vaccine in combination with standard-of-care drug therapy in young adults.  This trial would be supported by the International Maternal Pediatric Adolescent AIDS Clinical Trial Group (IMPAACT).  The NIH has recently prioritized searching for a cure for those individuals who are HIV positive. Because of the mechanisms by which current oral drugs  work, if the virus is in a latent phase these drugs are not effective, thus it is impossible to totally eradicate the virus. Current approaches to a cure include using an effective vaccine and oral medication together to more effectively eradicate virus. This trial has been assigned a clinical study number (P-1082) and, pending successful committee reviews and FDA approval, we are hopeful that this study will commence in late 2012.

Background – Viruses and Vaccines

What are Viruses?  Viruses are microscopic organisms consisting of genetic material comprised of deoxyribonucleic acid (“DNA”) or ribonucleic acid (“RNA”), surrounded by a protein, lipid (fat), or glycoprotein coat. Viruses invade healthy, living host cells in order to replicate and spread. In many cases, the body’s immune system can recognize and effectively combat an infection caused by a virus. However, with certain viral infections, the body’s immune system is unable to fully destroy or inhibit the replication of the virus, which results in persistent and ongoing viral replication resulting in disease.

Infections caused by viruses can be chronic or acute. Chronic infections, such as those caused by HIV, do not typically self-resolve with time and can cause chronic disease. Acute infections associated with viruses, such as influenza, generally last for a relatively short period of time, and self-resolve in most immuno-competent individuals.

Viruses can also be characterized as either active or latent. An active virus can cause a persistent infection or disease over an extended period of time. A latent virus will remain in the body for very long periods of time after the initial infection and generally will only cause disease when the body’s immune system weakens, fails or is suppressed, allowing the virus to once again replicate. Vaccines have been widely used to prevent active viral infections from occurring.

Viruses that develop resistance to antiviral drugs are increasingly becoming a challenge in the treatment of viral infections, particularly those that are chronic in nature. The ability of viruses to mutate spontaneously during replication allows drug-resistant strains to emerge when patients are using drugs that are not potent enough to quickly and completely inhibit viral replication. Drug resistance occurs because viruses continually replicate making millions of copies of themselves, some of which contain mutations in their genetic material. Mutations that emerge in the presence of a suppressive antiviral drug will give rise to mutant strains that are wholly or partially resistant to that drug. These mutant viruses, while initially low in number, eventually become the predominant strain in an infected patient as those strains that remain susceptible to the drug are inhibited from replicating. Once this occurs, the treatment benefit of that particular antiviral drug often diminishes, resulting in treatment failure and the need for an alternate therapy with different or possibly new drugs, or classes of drugs. In general, viruses that cause chronic infections, such as HIV, are more likely to develop drug resistance due to the long-term and persistent exposure of the virus to the antiviral therapy.

What are Vaccines?  Vaccines represent an approach to broaden the ability to prevent serious infectious diseases caused by both viruses and bacteria.  A vaccine is a substance introduced into the human body that teaches the immune system to detect and destroy a pathogen (a virus or bacterium that causes disease). All vaccines contain some harmless form or part of the pathogen they target. They exert their effects through the adaptive immune response, an arm of the immune system that learns to recognize and neutralize specific pathogens.

There are several types of vaccines:
•
Whole-killed/Whole-inactivated vaccines: The active ingredient in these vaccines is an intact virus or bacterium that has been killed or otherwise stripped of its ability to infect humans. Examples include the cholera and injectable polio vaccines. This approach has not been applied to the development of vaccines against HIV due to the small but inevitable risk that the viruses harvested for such preparations may not all have been killed or adequately inactivated.

•
Live attenuated vaccines:  These vaccines use a form of the targeted pathogen that is highly unlikely to be harmful—one capable, say, of multiplying, but not causing disease. Examples include the measles vaccine and the oral vaccine against polio, which has been widely deployed in global eradication efforts. Such vaccines can be very effective because they closely mimic the behavior of the targeted pathogen, giving the immune system a truer picture of what it would be up against. Due to the risk that attenuated HIV might revert to its disease-causing form, this approach has not been applied to the development of human AIDS vaccines.

•
Subunit vaccines: Vaccines of this variety are composed of purified pieces of the pathogen (known as antigens) that generate a vigorous, protective immune response. Common subunit vaccines include the seasonal flu and hepatitis B vaccines. This approach was employed to devise the first AIDS vaccine candidate tested in humans, which failed to induce protection from HIV infection.

•
DNA vaccines: These vaccine candidates are also designed to train the immune system to recognize a piece of the targeted bacterium or virus. The difference is that the active ingredients are not the purified antigens themselves but circles of DNA, called plasmids, that carry genes encoding those antigens. Human cells passively take up these plasmids and produce the antigens that, in turn, train the immune system to recognize the targeted pathogen.

•
Recombinant vector vaccines: These vaccines, like DNA vaccines, introduce genes for targeted antigens into the body. But the genes are inserted into a virus that actively infects human cells. The viruses chosen as vectors are safe to use because they do not ordinarily cause disease in humans and/or have been stripped of their ability to proliferate.

Overview of HIV/AIDS

What is HIV? HIV is a retrovirus that carries its genetic code in the form of ribonucleic acid, or RNA. Retroviruses use RNA and the reverse transcriptase enzyme to create DNA from the RNA template. The HIV-1 virus invades human cells and produces its viral DNA that is subsequently inserted into the chromosomes, which are the genetic material of a cell. HIV preferentially infects and replicates in T-cells, which are a type of white blood cell. Infection of T-cells alters them from immunity mediating cells to cells that produce and release HIV. This process results in the destruction of the immune defense system of infected individuals and ultimately, the development of AIDS.

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

The level of virus in blood, known as viral load, is the best indicator of the speed with which an individual will progress to AIDS and the frequency with which an individual will spread infection. An estimated 1% or fewer of those infected have low enough levels of the virus to preclude progression to AIDS and to not transmit the infection. These individuals are commonly called elite controllers or long-term non-progressors.

AIDS is considered by many in the scientific and medical community to be the most lethal infectious disease in the world. According to the 2011 World AIDS Day Report published by UNAIDS, the Joint United Nations Programme on HIV/AIDS, at the end of 2010, an estimated 34 million people were living with HIV worldwide, with approximately 2.7 million newly infected in 2010 alone. Approximately 25 million people infected with HIV have died since the 1981 start of the HIV pandemic. The United States currently suffers about 56,000 infections per year with the highest rates found in Washington, D.C., where an estimated 3% of the population is infected, a prevalence rate higher than in some developing countries.

According to the International AIDS Vaccine Initiative (IAVI) in a model developed with Advanced Marketing Commitment dated June 2005, the annual global market for a safe and effective preventive AIDS vaccine (all clades) is estimated at approximately $4 billion or more.

At present, the standard approach to treating HIV infection is to inhibit viral replication through the use of combinations of drugs. Available drugs include reverse transcriptase inhibitors, protease inhibitors, integration inhibitors and inhibitors of cell entry to block multiple essential steps in virus replication. However, HIV is prone to genetic changes that can produce strains that are resistant to currently approved drugs. When HIV acquires resistance to one drug within a class, it can often become resistant to the entire class, meaning that it may be impossible to re-establish control of a genetically altered strain by substituting different drugs in the same class. Furthermore, these treatments continue to have significant limitations which include toxicity, patient non-adherence to the treatment regimens and cost. As a result, over time, many patients develop intolerance to these medications or simply give up taking the medications due to the side effects.

According to the IAVI, the cost and complexity of new treatment advances for AIDS puts them out of reach for most people in the countries where treatment is most needed, and as noted above, in industrialized nations, where drugs are more readily available, side effects and increased rates of viral resistance have raised concerns about their long term use. AIDS vaccines, therefore, are seen by many as the most promising way to end the HIV/AIDS pandemic. It is expected that vaccines for HIV/AIDS, once developed, will be used universally and administered worldwide by organizations that provide health care services, including hospitals, medical clinics, the military, prisons and schools.

Our Vaccine Candidates

Our vaccines, initially developed by our Chief Scientific Officer, Dr. Harriet L. Robinson at Emory University in collaboration with scientists at the NIH and the CDC, incorporate two vaccine delivery components: (1) a recombinant DNA (deoxyribonucleic acid) and (2) a recombinant poxvirus, known as MVA (modified vaccinia Ankara), both of which deliver genes that encode inactivated HIV derived proteins to the immune system. Both the DNA and MVA vaccines contain sufficient HIV genes to support the production of non-infectious virus-like particles which display the native trimeric membrane-bound form of the viral envelope glycoprotein that appears authentic to the immune system. When used together, the recombinant DNA component is used to prime the immune response, which is then boosted by administration of the recombinant MVA component. However, in certain settings the recombinant MVA alone may be sufficient for priming and boosting the immune responses.

Our initial work focused on the development of a preventive vaccine for use in uninfected humans to prevent infection should they be exposed to the virus. Later,  based on  encouraging data in preclinical primate models, we undertook the development of a therapeutic vaccine for use in HIV infected humans to supplement approved drug regimens. For both preventive and therapeutic applications, our current focus is on a vaccine for use against clade B, which is common in the United States and the industrially developed world. However, if efficacy is documented against clade B, we plan to develop vaccines designed for use to combat the subtypes of HIV that predominate in developing countries, including clades A, C and an AG recombinant.

Induction of T-cell and Antibody Immune Responses. In both preclinical and clinical trials, our vaccines induce both anti-viral antibody and T-cell responses. The induction of both antibodies and T-cells is beneficial because these immune responses work through different mechanisms. Antibodies can prevent infection by blocking viruses from infecting cells.  In preclinical vaccine studies using repeated rectal challenges with moderate doses of virus, the avidity, or tightness, of antibody binding to the surface envelope glycoprotein of HIV correlates with the prevention of infection (The Journal of Infectious Diseases, 204:164 (2011)).  In high dose challenges that infect all  animals at the first exposure, the avidity of the antibody for envelope glycoprotein correlates with reduced levels of virus replication (Journal of Virology, 83:4102 (2009)).  These results likely reflect the tightly binding antibody both blocking infection as well as tagging the virus and infected cells for destruction.  Our vaccines elicit CD8 T-cells, a type of T-cell that can recognize and kill cells that become infected by virus. CD8 T-cells are important for the control of the virus that has established an infection.  In our therapeutic vaccinations, our vaccines elicit high frequencies of CD8 T-cells with the functional characteristics of CD8 T-cells associated with control of viral infections in individuals termed “elite controllers”.  Elite controllers, who constitute less than 1% of all HIV-infected individuals, enjoy years of disease-free life without the use of drugs.

DNA and MVA as Vaccine Vectors. Both the DNA and MVA vaccines produce virus-like particles containing the three major proteins of HIV.  The virus-like particles cannot cause disease because they were designed with mutated or deleted enzymatic functions that are essential for virus replication.  The virus-like particles display trimeric membrane bound forms of the HIV envelope glycoprotein (Env).  This is important because the natural form of the envelope glycoprotein elicits antibody capable of recognizing incoming virus and blocking infections.  Expression of multiple proteins by the vaccine is important because each protein provides targets for cytotoxic T-cells.  Elicitation of a multi-target T-cell response limits immune escape, just as multi-drug therapies limit drug escape.

Figure 1. Electron micrographs showing the virus-like-particles (VLPs) produced by GeoVax recombinant DNA and recombinant MVA vaccines. For the DNA Prime, VLPs are seen budding from a DNA-expressing cell.  For the MVA boost, fully formed particles as well as a budding particle are shown.  The VLPs display trimeric membrane-bound forms of the viral envelope glycoprotein (Env).  This is an important feature of the vaccine because display of the normal Env means that the antibody elicited by the vaccine can recognize the Env on incoming viruses. The VLPs are immature and are rendered non-infectious by deletion of essential genes and introduction of inactivating mutations in essential viral enzymes.

MVA was selected for use as the live viral component of our vaccines because of its well established safety record and because of the ability of this vector to carry sufficient HIV proteins to produce virus-like particles. MVA was originally developed as a safer smallpox vaccine for use in immune compromised humans.  It was developed by attenuating the standard smallpox vaccine by making over 500 passages of the virus in chicken embryos or chick embryo fibroblasts which resulted in large genomic deletions. These deletions limited the ability of MVA to replicate in human cells, which can cause safety problems, but did not compromise the ability of MVA to grow on avian cells that are used for manufacturing the virus. The deletions also resulted in the loss of immune evasion genes which assist the spread of wild type smallpox infections, even in the presence of human immune responses. MVA was safely administered to over 120,000 people in the 1970s as a smallpox vaccine.

The availability of DNA and MVA vaccine delivery vectors provides GeoVax with the means to use combination vaccines that induce different patterns of T-cell and antibody responses. Specifically, the use of DNA to prime immune responses and MVA to boost immune responses elicits high levels of T-cells and thus could be particularly well-suited for therapeutic uses. Alternatively, the use of MVA to both prime and boost the immune response elicits higher levels of antibodies and therefore could be well-suited for use in prevention.  The DNA prime also facilitates expressing genetic adjuvants, which are co-expressed by the vaccine vector with HIV proteins, at the site of immunization.  This has proven to be particularly effective in our work using GM-CSF as an adjuvant in which a single DNA expresses both virus-like particles and GM-CSF.  By co-expressing GM-CSF and HIV proteins in the DNA vaccine, GM-CSF is present at the site of the HIV vaccination where it enhances the ability of the vaccine to elicit blocking antibodies for the HIV virus.  Blocking antibodies can stop a virus before it infects cells.

Pre-clinical Studies. During the development of our preventive vaccines, preclinical efficacy trials were conducted by vaccinating non-human primates with simian immunodeficiency virus prototypes of our HIV vaccines and then testing them for resistance to simian immunodeficiency virus. The experimental data produced by these trials documented the ability of the simian prototypes of our vaccines to induce immune responses that can prevent infection as well as reduce the levels of viral replication in those animals that become infected.

GeoVax’s research pipeline includes the use of adjuvants together with our DNA/MVA vaccine.  Adjuvants are additives to vaccines that improve vaccine efficacy.  One of these, GM-CSF, a normal human protein that stimulates the first stages of immune responses, has shown particular promise.  When GM-CSF is co-expressed in the DNA prime for the MVA boost, the vaccine achieved 70% prevention of infection with a >90% reduction in the per exposure risk of transmission in a study employing 12 successive weekly exposures to simian immunodeficiency virus, whereas vaccinating in the absence of the co-expressed GM-CSF achieved 25% prevention of infection and a less effective 60% reduction in the per exposure risk of transmission (The Journal of Infectious Diseases 204:164 (2011)).

Survivors from this first series of exposures were rested a year, boosted once with the MVA vaccine, and then exposed to a 2nd series of challenges (Figure 2). Greater than 90% reduction in risk of infection per exposure was achieved against the 2nd series of exposures. Survivors of this 2nd series of exposures were again rested for 6 months and are being exposed to a 3rd series of challenges. Again, 94% reduction in risk of infection per exposure was achieved.  The 1st two series of exposures were to SIVE660, a virus that has neutralization characteristics like viruses undergoing transmission in the current epidemic.  The 3rd series of challenges is with SIV251, a virus that is considered the most potent SIV used in nonhuman primate studies and is an outlier in its high resistance to neutralization.

Figure 2.  Schematic of serial exposures testing vaccine efficacy.  Heavy vertical arrows indicate vaccinations, clusters of thin arrows, serial exposures.  Exposures to virus were rectal to mimic mucosal transmissions.   Protection against the 3rd series of exposures is shown in Figure 3C below.

To our knowledge, the level of protection achieved by the simian prototype for the GeoVax GM-CSF-adjuvanted HIV vaccine is unprecedented and far better than has been achieved with simian prototypes of other vaccines currently in, or slated for efficacy trials (see Figure 3 below).  Figure 3A shows prevention of serial infections by the vaccine currently in efficacy trials that was developed by the NIH Vaccine Research Center.  This vaccine consists of priming with a DNA vaccine and boosting with a recombinant Adenovirus 5 vaccine (DNA/Ad5).  When challenged with SIV251, vaccinated animals were infected more rapidly than the unvaccinated animals.  Figure 3B shows a Johnson and Johnson (Crucell) vaccine developed at Harvard and tested in conjunction with the US military.  This vaccine initially provides some protection, however only 13% of the animals remained protected after 6 exposures to SIV251.  Figure 3C shows data from serial exposures to the simian prototype for the GeoVax GM-CSF-co-expressing vaccine. This vaccine has provided a 72% per exposure reduction in risk of infection over 12 serial exposures.  We are very pleased with the reduction in risk of infection per exposure that the GeoVax prototype vaccine has achieved.

Figure 3. Comparison of protection against serial exposures to SIV251 induced by vaccines undergoing or slated for efficacy trials.
A. Vaccine consisting of priming with a DNA vaccine and boosting with and adenovirus5 vaccine (Ad5) developed by the NIH Vaccine Research Center and currently in an efficacy trial in North America.
B. Vaccine consisting of priming with an adenovirus 26 vaccine (Ad26) and boosting with an MVA vaccine developed by Harvard and the U.S. Military, owned by Johnson and Johnson (Crucell) and slated for an efficacy trial in South Africa.
C. GeoVax vaccine consisting of priming with a GM-CSF co-expressing DNA and boosting with MVA..

Preventive Vaccine — Phase 1 Human Clinical Trials. All of our preventive vaccination trials in humans have been conducted by the HVTN, a network that is funded and supported by the NIH. The HVTN is the largest worldwide clinical trials network focused on the development and testing of HIV/AIDS vaccines. Figure 4 below summarizes our clinical trials conducted by the HVTN. In our first Phase 1 clinical trial, HVTN 045, our DNA vaccine was tested without MVA boosting to document the safety of the DNA. Our second Phase 1 clinical trial, HVTN 065, was designed to test the combined use of DNA and MVA and consisted of a dose escalation as well as regimen studies. The low dose consisted of 0.3 mg of DNA and 1x107 tissue culture infectious doses (TCID50) of MVA. Once safety was demonstrated for the low dose in 10 participants, the full dose (3 mg of DNA and 1x108 TCID50 of MVA) was administered to 30 participants. A single dose of DNA at time 0 followed by MVA at weeks 8 and 24, a DMM regimen, and three doses of MVA administered at weeks 0, 8 and 24, an MMM regimen, were also tested in 30 participants each. Participants were followed for 12 months to assess vaccine safety and to measure vaccine-induced immune responses.

Data from the HVTN 065 trial again documented the safety of the vaccine products but also showed that the DDMM and MMM regimens induced different patterns of immune responses (Journal of Infectious Diseases 203: 610 (2011)). The full dose DDMM regimen induced higher response rates of CD4+ T-cells (77%) and CD8+ T-cells (42%) compared to the MMM regimen (43% CD4 and 17% CD8 response rates). In contrast, the highest response rates and highest titers of antibodies to the HIV Env protein were induced in the group that received only the MVA using the MMM regimen. Antibody response rates were documented to be higher for the MMM group using three different assays designed to measure total binding antibody levels for an immune dominant portion of the Env protein (27% for DDMM and 75% for MMM), binding of antibodies to the gp120 subunit of the envelope glycoprotein (81% for DDMM and 86% for MMM) and neutralizing antibodies (7% for DDMM and 30% for MMM). The 1/10th dose DDMM regimen induced overall similar T-cell responses but reduced antibody responses while the response rates were intermediate in the DMM group.

Figure 4. Overview of GeoVax human clinical trials supported by HVTN. The efficacy trial is indicated with a dashed line, because it has yet to be assigned a HVTN trial number.

Preventive Vaccine — Phase 2 Human Clinical Trials. Based on the safety and the immunogenicity results in the HVTN 045 and HVTN 065 trials, the full dose DNA/MVA and MVA-only regimens were selected for testing by the HVTN in a Phase 2a trial (designated HVTN 205) which commenced patient enrollment in February 2009.  Because the Merck STEP trial had recently shown the Merck adeno virus vectored vaccine increased patient susceptibility to HIV infection, HVTN undertook the trial in low risk individuals to gain additional safety and immunogenicity data. The HVTN 205 trial is fully enrolled and patient inoculations were completed in January 2012.  We expect study analysis and publication to occur during 2012. Preliminary analysis of data for neutralizing antibody responses have shown elicitation of unexpectedly high response rates for tier 2 isolates of HIV.  In the DNA/MVA regimen, of 46 tested vaccine recipients, 50% responded with neutralizing activity for tier 2 clade B isolate RHPA, 26% with neutralizing antibody for tier 2 clade B isolate SC22.3C2 and 20% with neutralizing activity for 9020.A3 and CH77.  In the MVA-only regimen 72% responded with neutralizing Ab for RHPA and 40% with neutralizing Ab for 9020.A3 and CH77. Neutralizing antibodies can block virus from infecting cells by binding to regions of the virus that mediate entry into cells. The elicitation of neutralizing antibody for tier 2 viruses is an important result because tier 2 viruses represent viruses that undergo the most frequent transmission from an infected person to an uninfected person.

Preventive Vaccine — Adjuvanted Vaccine – Phase 1 to Phase 2b Efficacy Trials . The HVTN is also sponsoring and conducting clinical testing in humans of a new version of our preventive vaccine that has substantially enhanced prevention of infection in non-human primates (see above).  This vaccine co-expresses GM-CSF as an adjuvant and achieved a much higher level of prevention of infection than our unadjuvanted vaccine in non-human primate testing.  Prevention of infection is seen for serial challenges with tested animals being protected against more than 34 challenges administered over two and one-half years in a >3 year vaccine trial.  The co-expressed GM-CSF enhances antibody responses with the enhanced prevention of infection correlating with enhanced tightness of binding of the antibody to the viral envelope glycoprotein that mediates HIV entry into cells. Commencement of Phase 1 clinical testing of the GM-CSF co-expressing vaccine in a trial designated HVTN 094 is expected to begin in April 2012.  The study will be conducted in 48 volunteers and will assess safety and immunogenicity of the adjuvanted vaccine at low-dose and full-dose regimens.  Pending successful outcome of this trial, we expect to carry forward this version of our preventive vaccine into Phase 2b efficacy testing. The Phase 2b trial is anticipated to have approximately 4000 participants equally divided between placebo and vaccine groups and to be conducted in the Americas. GeoVax is currently manufacturing product to support the Phase 2b clinical trial so that progression through the development path can proceed as soon as results are available from Phase 1 testing in HVTN 094.  We have begun conversations with the HVTN regarding protocol development for efficacy testing of the GeoVax vaccine.

Therapeutic Vaccine — Phase 1/2 Human Clinical Trials. To help treat those people who are already infected with HIV, the Company is testing its vaccine for the ability to supplement, or even supplant, the need for antiretroviral therapeutic drugs in HIV-infected individuals. Antiretroviral therapeutic drugs, which are taken for life by individuals once infected with HIV, have side effects and are expensive, costing $12,000 - $15,000 per year (drug cost only, not including physician visits and related costs).  And according to a 2010 study by the CDC, of those individuals in the United States who are diagnosed with HIV, only 35% ultimately achieve stable viral load suppression through drug treatment.  Thus, even in the United States where the availability of drugs and treatment is good, there is still a compelling need for therapies that complement drugs.

In 2007-2008, data were generated in three pilot studies on therapeutic vaccination in simian immunodeficiency virus-infected non-human primates. The vaccine used in these pilot studies was specific for simian immunodeficiency virus but with the design features of our HIV/AIDS vaccine. In these pilot studies, conducted at Yerkes National Primate Research Center of Emory University, the immune systems of most infected and then vaccinated animals were able to control the infection.  This control resulted in median levels of viral replication following post vaccination treatment interruption being 100-times lower than the median for viral replication prior to vaccination.

We have received permission from the FDA for a Phase 1/2 clinical trial in HIV-infected individuals and are currently enrolling patients. This initial trial is being conducted in Atlanta, Birmingham, and Los Angeles and will enroll individuals who began successful antiretroviral therapeutic drug treatment within 18 months of a negative HIV-1 antibody test. The primary goals of this clinical trial are to document the safety and immunogenicity of the vaccine using the DDMM regimen in patients with well-controlled infections.  However, vaccine efficacy will be directly assessed through a brief period of anti-retroviral drug cessation. We expect to complete patient enrollment for this Phase 1/2 clinical trial during 2012 and to begin generating data in 2013.

We are also planning a Phase 1 therapeutic clinical trial to investigate the use of our vaccine in combination with standard-of-care drug therapy in young adults.  This trial would be supported by the International Maternal Pediatric Adolescent AIDS Clinical Trial Group (IMPAACT). The NIH has recently prioritized searching for a cure for those individuals who are HIV positive. Because of the mechanisms by which current oral drugs  work, if the virus is in a latent phase these drugs are not effective, thus it is impossible to totally eradicate the virus. Current approaches to a cure include using an effective vaccine and oral medication together to more effectively eradicate virus.   This trial is planned to have two groups of 20 participants, one of which will remain on drugs while being vaccinated and the second of which will remain on drugs but receive placebo.  The participants will be monitored for vaccine-associated reductions in viral reservoirs. This trial has been assigned a clinical study number (P-1082) and, pending successful committee reviews and FDA approvals, should initiate before the end of 2012.

Support from the Government

With the exception of the Phase 1/2 therapeutic trial, all of our Phase 1 human clinical trials, as well as our ongoing Phase 2a clinical trial, have been conducted by the HVTN and funded by NIH.  The HVTN will also support Phase 1 human clinical testing of our GM-CSF adjuvanted vaccine, and we anticipate their support for the Phase 1 therapeutic trial with IMPAACT. Our responsibility for these clinical trials has been to provide sufficient supplies of vaccine materials and technical expertise when necessary.

In September 2007, we were the recipient of an NIH Integrated Preclinical-Clinical AIDS Vaccine Development  grant to support our HIV/AIDS vaccine program, which was subsequently amended such that the total award now totals approximately $20.4 million. The project period for the grant covers a five-year period that commenced October 1, 2007.  Only meritorious HIV/AIDS prevention vaccine candidates are considered to receive an IPCAVD award. Candidate companies are highly scrutinized and must supply substantial positive AIDS vaccine data to support their application. IPCAVD grants are awarded on a competitive basis and are designed to support later stage vaccine research, development and human trials. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production, including the GM-CSF adjuvant program.

Regulations

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

Pre-Clinical Testing. Pre-clinical testing includes laboratory evaluation of chemistry and formulation, as well as cell culture and animal studies to assess the safety and potential efficacy of the product. Pre-clinical safety tests must be conducted by laboratories that comply with the FDA’s Good Laboratory Practices, or GLP. The results of pre-clinical testing are submitted to the FDA as part of the IND application and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA.

Clinical Trials. Clinical trials involve the administration of the HIV vaccines to volunteers or to patients under the supervision of a qualified, medically trained principal investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the trial, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical trial must be conducted under the auspices of an independent institutional review board at the institution where the trial will be conducted. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In the Phase 1 clinical trial, the initial introduction of the product into healthy human subjects, the vaccine is tested for safety (including adverse side effects) and dosage tolerance. The Phase 2 clinical trial is the proof of principal stage and involves trials in a limited patient population to determine whether the product induces the desired effect (for our vaccines this means immune responses) and to better determine optimal dosage. The continued identification of possible safety risks is also a focus. When there is evidence that the product may be effective and has an acceptable safety profile in Phase 2 clinical trials, Phase 3 clinical trials are undertaken to evaluate clinical efficacy and to test for safety within an expanded patient population. Phase 3 trials are completed using multiple clinical study sites which are geographically dispersed. The manufacturer or the FDA may suspend clinical trials at any time if either believes that the individuals participating in the trials are being exposed to unacceptable health risks.

New Drug Application and FDA Approval Process. The results and details of the pre-clinical studies and clinical trials are submitted to the FDA in the form of a New Drug Application. If the New Drug Application is approved, the manufacturer may market the product in the United States.

International Approval. Whether or not the FDA has approved the drug, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the drug in such countries. The requirements governing the conduct of clinical trials and drug approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval.

Other Regulations. In addition to FDA regulations, our business activities may also be regulated by the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Violations of regulatory requirements at any stage may result in various adverse consequences, including regulatory delay in approving or refusal to approve a product, enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties. Any product that we develop must receive all relevant regulatory approvals or clearances before it may be marketed.

Our Strategy

Our immediate goal is to bring both our preventive and therapeutic HIV/AIDS vaccines into efficacy testing, with the ultimate goal of becoming a leading biopharmaceutical company that develops differentiated products to prevent and treat serious infections, focusing on unmet medical needs. To achieve these strategic goals, we intend to employ the following strategies:

•
Focus Our Resources on the Development of Our Therapeutic Vaccine Candidates.  In the near-term, we plan to focus our resources on developing our therapeutic vaccines to show initial proof of efficacy in humans.

•
Leverage the Support of Federal Government Agencies for Trials of our Preventive Vaccine.  The NIH and HVTN have been very supportive of our efforts to date in developing our preventive vaccines, and we intend to continue to solicit their assistance and financial support for the efficacy testing of our preventive vaccines.

•
Seek the Support of Nongovernmental Organizations.  We also intend to solicit the support of Nongovernmental Organizations (NGOs) toward the development of our vaccine candidates for the versions of the HIV virus prevalent in the developing world.

•
Seek Strategic Collaborations to Accelerate the Development of Our Vaccine Candidates to Optimize Economic Returns while Managing Risk.  We intend to establish strategic licenses and collaborations, partnerships, alliances or enter into other transactions in the future with pharmaceutical or biopharmaceutical companies with greater clinical development, manufacturing and commercialization capabilities that we believe can accelerate the development and/or commercialization of our vaccine candidates.

•
Seek New Business Opportunities.  We plan to seek out new business development opportunities to potentially expand our technology and product pipeline or to otherwise provide additional revenue sources.

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

Development of Improved Manufacturing Techniques for MVA – The MVA component of our vaccine is currently manufactured in cells that are cultured from embryonated eggs.   This is cumbersome and prone to contamination during the processing of the eggs required to make a large batch of vaccine.  GeoVax has explored a number of approaches to growing MVA in continuous cell lines that can be grown in bioreactors. In this process we have identified a duck stem-cell-derived line (termed EB66), that is proprietary to Vivalis, Ltd, Nantes France. We are currently working with Vivalis on the use of EB66 cells for the growth of our MVA vaccines and are pleased with the results the collaboration is obtaining. We anticipate that by the time process development is complete we will be producing at least 10-times higher titers of virus per ml than we currently achieve.  The U.S. FDA has reviewed our plans for transitioning from MVA growth in egg-derived cells to a continuous cell line.

Competition

There currently is no FDA licensed and commercialized HIV/AIDS vaccine or competitive vaccine available in the world market. However, the market for vaccines that protect against or treat HIV/AIDS is intensely competitive and is subject to rapid and significant technological change. We will have numerous competitors in the United States and abroad, including large companies with substantially greater resources than us. These competitors may develop technologies and products that are more effective or less costly than any of our future technology or products or that could render our technology or products obsolete or noncompetitive.

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

Overall, the biopharmaceutical industry is competitive and subject to rapid and substantial technological change. Developments by others may render our proposed vaccination technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of the pharmaceutical companies that compete with us have significantly greater research and development capabilities than we have, as well as substantially more marketing, manufacturing, and financial resources. In addition, acquisitions of, or investments in, small pharmaceutical or biotechnology companies by such large corporations could increase their research, financial, marketing, manufacturing and other resources. Competitive technologies may ultimately prove to be safer, more effective or less costly than any vaccine that we develop.

FDA and other regulatory approvals of our vaccines have not yet been obtained and we have not yet generated any revenues from product sales. Our future competitive position depends on our ability to obtain FDA and other regulatory approvals of our vaccines and to license or sell the vaccines to third parties on favorable terms.

Our Intellectual Property

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

The Emory License, among other contractual obligations, requires payments based on the following:
•
Milestone Payments.  An aggregate of $3,450,000 is potentially due to Emory University in the future upon the achievement of clinical development and regulatory approval milestones as defined in the Emory License. To date, we have paid a nominal milestone fee upon entering Phase 2 clinical trials for our preventive HIV/AIDS vaccine.

•	Maintenance Fees. The Company has achieved the specified milestones and met its obligations with regard to the related payments, and no maintenance fees are (or will be) owed to Emory University.
•
Royalties.  Upon commercialization of products covered by the Emory License, we will owe royalties to Emory University of between 5% and 7.5%, depending on annual sales volume, of net sales made directly by GeoVax. The Emory License also requires minimum annual royalty payments of $3 million in the third year following product launch, increasing annually to $12 million in the sixth year.

•
Sublicense Royalties.  In the event that we sublicense a covered product to a third party, we will owe royalties to Emory University based on all payments, cash or noncash, that we receive from our sublicensees. Those royalties will be 19% of all sublicensing consideration we receive prior to the first commercial sale of a related product. Commencing with the first commercial sale, the royalty owed to Emory University will be 27.5% of all sublicensing consideration we receive.

•
Patent Reimbursements.  During the term of the Emory License we are obligated to reimburse Emory University for ongoing third party costs in connection with the filing, prosecution and maintenance of patent applications subject to the Emory License. The expense associated with these ongoing patent cost reimbursements to Emory University amounted to $249,907, $193,674, and $85,673 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Research and Development

Our expenditures for research and development activities were $4,276,375, $4,793,956, and $4,068,682 during the years ended December 31, 2011, 2010 and 2009, respectively. As our vaccines continue to go through the process to obtain regulatory approval, we expect our research and development costs to continue to increase significantly as even larger human clinical trials proceed in the United States and foreign countries. We have not yet formulated any plans for marketing and sales of any vaccine candidate we may successfully develop. Compliance with environmental protection laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position to date.

Properties and Employees

We lease approximately 8,400 square feet of office and laboratory space located at 1900 Lake Park Drive, Suite 380, Smyrna, Georgia under a 62 month lease agreement which began November 1, 2009.  We believe this space is adequate for our current needs. As of March 30, 2012, we had thirteen full-time and one part-time employees.  None of our employees are covered by collective bargaining agreements and we believe that our employee relations are good.
Background and Structure

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

Available Information

Our website address is www.geovax.com.  We make available on this website under “Investors – SEC Reports,” free of charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”).  We also make available our Code of Ethics on this website under the heading “Investors–Corporate Governance”.  Information contained on our website is not incorporated into this Form 10-K.

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

We have had no product revenue to date and there can be no assurance that we will ever generate any product revenue. We have experienced operating losses since we began operations in 2001. As of December 31, 2011, we had an accumulated deficit of approximately $22.6 million. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, pre-clinical, clinical, manufacturing and marketing efforts expand. Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of our product candidates, conduct pre-clinical tests and clinical trials, obtain the necessary regulatory approvals, and manufacture and market the resulting products. Unless we are able to successfully meet these challenges, we will not be profitable and may not remain in business.

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

The costs of conducting all of our human clinical trials to date have been borne by the HVTN, funded by the NIH, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. This includes the cost of conducting the ongoing Phase 2a human clinical study of our preventive vaccine. We cannot predict the level of support we will receive from the HVTN or the NIH for any additional clinical trials. We are currently not receiving any governmental support for our Phase 1/2 therapeutic vaccine human clinical trial.

Our operations are also partially supported by the IPCAVD grant awarded to us to support our HIV/AIDS vaccine program. The project period for the grant covers a five year period which commenced October 2007, with an aggregate award of $20.4 million. As of December 31, 2011, there is approximately $3.9 million of unused grant funds remaining and available for use through August 31, 2012 (the end of the original project period). We intend to pursue additional grants from the federal government. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Therefore, it will be necessary for us to look to other sources of funding in order to finance our development activities.

Our current working capital, combined with proceeds from the IPCAVD grant awarded from the NIH will be sufficient to support our planned level of operations into the first quarter of 2013.  In order to meet our operating cash flow requirements we plan additional offerings of our equity securities, debt, or convertible debt instruments.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

The current economic conditions may adversely impact our ability to raise capital.

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

Whether we are successful will be dependent, in part, upon the leadership provided by our management. If we were to lose the services of any of these individuals, our business and operations may be adversely affected. Further, we may not carry key man life insurance on our executive officers or directors.

Whether our business will be successful will be dependent, in part, upon the leadership provided by our officers, particularly our President and Chief Executive Officer and our Chief Scientific Officer. The loss of the services of these individuals may have an adverse effect on our operations. Although we carry some key man life insurance on Dr. Harriet L. Robinson, the amount of such coverage may not be sufficient to offset any adverse economic effects on our operations and we do not carry key man insurance on any of our other executive officers or directors. Further, our employees, including our executive officers and directors, are not subject to any covenants not to compete against the Company, and our business could be adversely affected if any of our employees or directors engaged in an enterprise competitive with the Company.

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

We do not have manufacturing, sales or marketing experience.

We do not have experience in manufacturing, selling, or marketing vaccines. To obtain the expertise necessary to successfully manufacture, market, and sell our vaccines, we will require the development of our own commercial infrastructure and/or collaborative commercial arrangements and partnerships. Our ability to execute our current operating plan is dependent on numerous factors, including, the performance of third party collaborators with whom we may contract.

Our vaccines under development may not gain market acceptance.

Our vaccines may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Significant factors in determining whether we will be able to compete successfully include:
•	the efficacy and safety of our vaccines;
•	the time and scope of regulatory approval;
•	reimbursement coverage from insurance companies and others;
•	the price and cost-effectiveness of our products, and
•	the ability to maintain patent protection.

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

Future or existing patents issued to third parties may contain patent claims that conflict with our products. We expect to be subject to infringement claims from time to time in the ordinary course of business, and third parties could assert infringement claims against us in the future with respect to our current products or with respect to products that we may develop or license. Litigation or interference proceedings could force us to:
•	stop or delay selling, manufacturing or using products that incorporate, or are made using the challenged intellectual property;
•	pay damages; or
•	enter into licensing or royalty agreements that may not be available on acceptable terms, if at all.

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

We believe that our current cash and cash equivalents, combined with anticipated cash flow from the IPCAVD grant, will be sufficient to meet our anticipated cash needs into the first quarter of 2013.  In order to meet our operating cash flow requirements we plan additional offerings of our equity securities, debt, or convertible debt instruments. The sale of additional equity securities could result in additional dilution to our stockholders.  Certain equity securities, such as convertible preferred stock, or warrants, may contain anti-dilution provisions which could result in the issuance of additional shares at lower prices if we sell other shares below specified prices.  The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure investors that financing will be available in amounts or on terms acceptable to us, if at all.

Our directors and executive officers beneficially own a significant amount of our common stock and will be able to exercise significant influence on matters requiring stockholder approval.

Our directors and executive officers collectively beneficially own approximately 14.3% of our common stock as of March 30, 2012.  Consequently, our directors and executive officers as a group are able to exert significant influence over the election of directors and the outcome of most corporate actions requiring stockholder approval and our business, which may have the effect of delaying or precluding a third party from acquiring control of us. Furthermore, Emory University beneficially owns 27.4% of our common stock as of March 30, 2012. If our directors and executive officers move to act in concert with Emory University, their ability to influence stockholder actions will be even more significant.

The exercise of warrants or options or conversion of our Series A Convertible Preferred Stock may depress our stock price and may result in significant dilution to our common stockholders.

There are a significant number of outstanding warrants and options to purchase our stock and we have issued Series A Convertible Preferred Stock that is convertible into our Common Stock. If the market price of our Common Stock exceeds the exercise price of outstanding warrants and options or the conversion price of the Series A Convertible Preferred Stock, holders of those securities may be likely to exercise their warrants and options or convert their preferred shares and sell the Common Stock acquired upon exercise or conversion of such securities, as applicable, in the open market. Sales of a substantial number of shares of our Common Stock in the public market by holders of warrants, options, or preferred shares may depress the prevailing market price for our Common Stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options, warrants, or preferred shares exercise those options or warrants or convert those preferred shares, as applicable, our common stockholders will incur dilution in their relative percentage ownership.  The prospect of this possible dilution may also impact the price of our Common Stock.

Our outstanding warrants include warrants to purchase up to 8,799,999 shares of our Common Stock that were issued in March 2012.  Of these, warrants to purchase up to 2,933,333 shares have an exercise price of $0.75 per share, and warrants to purchase up to 5,866,666 shares have an exercise price of $1.00 per share. These warrants contain anti-dilution provisions, which may, under certain circumstances,  reduce the exercise price (but have no effect on the number of shares subject to the warrants) to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the exercise price of the warrants, or if we announce plans to do so.  This potential reduction in exercise price could reduce the funds the Company receives upon exercise of the warrants, and increase the likelihood that a dilutive issuance will occur.

The Series A Convertible Preferred Stock provides for an adjustment to the conversion price if on specified dates certain conditions relating to the ability of the holders to sell the Common Stock issuable upon conversion of the preferred shares pursuant to either an effective registration statement under the Securities Act of 1933 or Rule 144 are not satisfied, then the conversion price shall be reduced to the lesser of (a) the then conversion price, as adjusted and taking into consideration any prior resets, (b) 85% of the volume weighted average price of the Common Stock for the 5 trading days immediately following each such date, as calculated pursuant to the AQR function on Bloomberg L.P., (c) 85% of the average of the volume weighted average prices for the Common Stock for each of the 5 trading days immediately following the date and (d) 85% of the closing bid price on the last trading day of the 5 trading days immediately following each such date, which shall thereafter be the new conversion price. The adjusted Conversion Price shall not be lower than $0.32.  This potential reduction in conversion price could increase the number of shares that could be issued upon conversion of the preferred shares and the resulting dilution to the other holders of Common Stock.

Our Common Stock is and likely will remain subject to the SEC’s “Penny Stock” rules, which may make its shares more difficult to sell.

Our Common Stock is currently and may remain classified as a “penny stock.” The SEC rules regarding penny stocks may have the effect of reducing trading activity in our shares, making it more difficult for investors to sell. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:
•	make a special written suitability determination for the purchaser;
•	receive the purchaser’s written agreement to a transaction prior to sale;
•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies;

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has received the required risk disclosure document before a transaction in a “penny stock” can be completed; and

•	give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation.

These rules make it more difficult for broker-dealers to effectuate customer transactions and trading activity in our securities and may result in a lower trading volume of our common stock and lower trading prices.

Certain provisions of our certificate of incorporation which authorize the issuance of additional shares of preferred stock may make it more difficult for a third party to effect a change in control.

Our certificate of incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of preferred stock. We have issued 2,200 shares of Series A Convertible Preferred Stock.  We believe the terms of these preferred shares would not have a substantial impact on the ability of a third party to effect a change in control. The remaining shares of preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Certain provision of the warrants we issued in March 2012 may make it more difficult for a third party to effect a change in control.

The warrants we issued in March 2012 contain provisions which permit the holders to require the payment  to them of an amount of cash equal to the value (based on a Black-Scholes computation) of the remaining unexercised portion of the warrants on the date of the consummation of a fundamental transaction (as defined, but generally a change in control of the Company) that is (i) an all cash transaction, (ii) a “going private” transaction, or (ii) a transacting involving a person or entity not traded on a national securities exchange.  The prospect of making such payments may discourage a potential third party acquirer.

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

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY,RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the over-the-counter bulletin board market under the symbol “GOVX”.  The following table sets forth the high and low bid prices for our common stock for the periods indicated.  The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions:
	High	Low
2012
First Quarter (through March 30, 2012)	$1.24	$0.77
2011
Fourth Quarter	$1.94	$0.82
Third Quarter	$1.10	$0.80
Second Quarter	$1.40	$0.76
First Quarter	$1.53	$1.10
2010
Fourth Quarter	$2.18	$0.63
Third Quarter	$3.35	$1.52
Second Quarter	$6.50	$2.25
First Quarter	$9.00	$5.00

Holders

On March 30, 2012, there were approximately 1,000 holders of record of our common stock.  The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other institutions.

Dividends

We have not paid any dividends since our inception and do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this report that have not previously been reported on Form 10-Q or Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is included in our definitive proxy statement for our 2012 meeting of shareholders to be filed with the SEC under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by this reference.

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
	Years Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Total revenues (grant income)	$4,899,885	$5,185,257	$3,668,195	$2,910,170	$237,004
Net loss	(2,346,826)	(2,747,328)	(3,284,252)	(3,728,187)	(4,241,796)
Basic and diluted net loss per common share	(0.15)	(0.18)	(0.22)	(0.25)	(0.30)

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	1,645,142	2,357,834	4,315,597	3,056,241	3,246,404
Total stockholders’ equity	703,607	1,836,226	3,744,232	2,709,819	2,647,866

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

Overview

GeoVax is a biotechnology company developing vaccines that prevent and fight HIV/AIDS. We have exclusively licensed from Emory University vaccine technology which was developed in collaboration with the NIH and the CDC.

Our current vaccines under development address the clade B subtype of the HIV virus that is most prevalent in the United States and the developed world.  Our vaccines are being evaluated to determine their potential to (a) prevent HIV infection and (b) to serve as a therapy for individuals who are already infected with HIV.  These vaccines are currently being evaluated in human clinical trials -- both in those infected with HIV and those who are not.

We have neither received regulatory approval for any of our vaccine candidates, nor do we have any commercialization capabilities; therefore, it is possible that we may never successfully derive significant product revenues from any of our existing or future development programs or product candidates.

We expect for the foreseeable future our operations will result in a net loss on a quarterly and annual basis.  As of December 31, 2011, we had an accumulated deficit of $22.6 million.

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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements for the year ended December 31, 2011. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”).  SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, non-refundable fees received in connection with research collaboration agreements. Our revenue consists solely of grant funding received from the NIH. Revenue from this arrangement is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

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

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents of $1,167,980 and total assets of $1,645,142, as compared to $1,079,087 and $2,357,834, respectively, at December 31, 2010. Working capital totaled $476,468 at December 31, 2011, compared to $1,080,584 at December 31, 2010.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $303,621, $2,007,169, and $1,425,150 for the years ended December 31, 2011, 2010 and 2009, respectively. Generally, the differences between periods are due to fluctuations in our net losses which, in turn, result from fluctuations in expenditures for our research activities, offset by government grant revenues and net changes in our assets and liabilities.

The costs of conducting all of our human clinical trials to date, except for our ongoing Phase 1/2  therapeutic trial, have been borne by the HVTN, funded by the NIH, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. The HVTN and the NIH are bearing the cost of conducting our ongoing Phase 2a preventive trial and have indicated their support for the planned Phase 1 clinical trial of the GM-CSF adjuvanted version of our vaccine.  We are also having discussions with the HVTN and NIH with regard to the conduct of a planned Phase 2b clinical trial of our preventive vaccine, and we expect the NIH will support this trial as well.  We cannot, however, predict the level of support we will receive from the HVTN or the NIH for any additional clinical trials.

Our operations are partially funded by the IPCAVD grant awarded to us in September 2007 by the NIH to support our HIV/AIDS vaccine program. The project period for the grant covers a five-year period which commenced in October 2007, with an aggregate award of $20.4 million.  As of December 31, 2011, there is approximately $3.9 million of unused grant funds remaining and available for use through August 31, 2012 (the end of the original project period).  The funding we receive pursuant to this grant is recorded as revenue at the time the related expenditures are incurred, and thus partially offsets our net losses.

We are pursuing additional grants from the federal government. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Therefore, it will be necessary for us to look to other sources of funding in order to finance our development activities.

Cash Flows from Investing Activities

Our investing activities have consisted predominantly of capital expenditures. Capital expenditures for the years ended December 31, 2011, 2010 and 2009, were $11,896, $4,706, and $270,246, respectively, and during 2010, we received $5,580 in proceeds from the sale of equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $404,410 for the year ended December 31, 2011, as compared to net cash used by financing activities of $430,402 for 2010, and net cash provided by operating activities of $3,020,000 for 2009. The cash generated by our financing activities during 2011 relates to the sale of our common stock to individual accredited investors in a private placement offering initiated during December 2011.  During January 2012, we received an additional $310,160 from stock sales pursuant to this offering (including $36,800 received in payment of a stock subscription receivable from December 2011).  The net cash used by financing activities during 2010 relates to costs associated with our previous efforts to raised funds.  During 2009, we received $1,500,000 from the exercise of a stock purchase warrant and $1,520,000 from the sale of our common stock pursuant to a stock purchase agreement.

In March 2012, we sold shares of Series A convertible preferred stock to certain institutional investors for an aggregate purchase price of $2.2 million, and five-year Class A warrants to purchase an aggregate of 2,933,333 shares of our common stock at $1.00 per share.  The preferred stock is convertible at any time into shares of our common stock at $0.75 per share (2,933,333 shares in the aggregate), subject to adjustment as provided in the certificate of designation.  We also granted to the investors a one-year additional purchase right, evidenced in the form of Class B warrants to purchase up to 2,933,333 of our common stock for one year with an exercise price of $0.75 per share, and five-year Class C warrants to purchase up to 2,933,333 shares of our common stock at $1.00 per share.  The Class B warrants are immediately exercisable.  The Class C warrants only become exercisable at the time, and to the extent, that the Class B warrants are exercised.

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

Our current working capital combined with the proceeds from the IPCAVD grant awarded from the NIH is currently sufficient to support our planned level of operations into the first quarter of 2013.  We anticipate raising additional capital during 2012 or 2013, although there can be no assurance that we will be able to do so. While we believe that we will be successful in obtaining the necessary financing to fund our operations through grants, exercise of options and warrants, and/or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

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

The following table represents our contractual obligations as of December 31, 2011, aggregated by type (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Operating Lease Obligations (1)	$376	$122	$254	$--	$--
Firm Purchase Commitments (2)	$478	$445	$33	$--	$--
Emory University – License Agreement (3)	--	--	--	--	--
Total	$854	$567	$287	$--	$--

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

As of December 31, 2011, except as disclosed in the table above, we had no other material firm purchase obligations or commitments for capital expenditures and no committed lines of credit or other committed funding or long-term debt. We have employment agreements with our executive officers and a consulting agreement with a member of our Board of Directors, each of which may be terminated with no more than 90 days advance written notice. The table also excludes budgeted expenses under our two Research Agreements with Emory University which are fully reimbursable to us pursuant to the IPCAVD grant from the NIH and cover a period of less than one year.

Net Operating Loss Carryforwards

At December 31, 2011, we had consolidated net operating loss carryforwards for income tax purposes of $71.3 million, which will expire in 2012 through 2031 if not utilized. Approximately $55.8 million of our net operating loss carryforwards relate to the operations of our predecessor, Dauphin Technology, Inc. prior to the 2006 merger between Dauphin Technology, Inc. and GeoVax, Inc. We also have research and development tax credits of approximately $764,000 available to reduce income taxes, if any, which will expire in 2022 through 2031 if not utilized. The amount of net operating loss carryforwards and research tax credits available to reduce income taxes in any particular year may be limited in certain circumstances. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

Net Loss

We recorded net losses of $2,346,826, $2,747,328, and $3,284,252 for the years ended December 31, 2011, 2010 and 2009, respectively. Our operating results typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

We recorded grant revenues of $4,899,885, $5,185,257, and $3,668,195 for the years ended December 31, 2011, 2010 and 2009, respectively.  Grant revenues for all three years relate to our IPCAVD grant, except that 2010 includes $244,479 related to our receipt of a Qualified Therapeutic Discover Program (QTDP) grant.  During 2007, we were awarded the IPCAVD grant by the NIH to support our HIV/AIDS vaccine program.  The project period for the grant covers a five-year period which commenced in October 2007, with an aggregate award of $20.4 million.  As of December 31, 2011, there is approximately $3.9 million of unused grant funds remaining and available for use through August 31, 2012 (the end of the original project period).

Research and Development

Our research and development expenses were $4,276,375, $4,793,956, and $4,068,682 for the years ended December 31, 2011, 2010 and 2009, respectively. Research and development expense for these periods includes stock-based compensation expense of $179,400, $206,501, and $304,654 for 2011, 2010 and 2009, respectively (see discussion under “Stock-Based Compensation Expense” below).  Our research and development costs do not include costs incurred by HVTN in conducting trials of GeoVax vaccines.

Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our IPCAVD grant from the NIH, and the timing of costs associated with clinical trials being funding directly by us.  Our Phase 2a clinical trial for our preventive vaccine is being conducted and funded by the HVTN, but we are responsible for the manufacture of vaccine product to be used in the trial, and we are not currently receiving any government support for the Phase 1 clinical trial of our therapeutic vaccine.  We cannot predict the level of support we may receive from HVTN or other federal agencies (or divisions thereof) for our future clinical trials.  We expect that our research and development costs, including costs of conducting clinical trials for our therapeutic vaccine not currently being supported by HVTN, will continue to increase during 2012 and beyond as we progress through the human clinical trial process leading up to possible product approval by the FDA.

Since our inception, all of our research and development efforts have been focused on development of our HIV/AIDS vaccines, which we have managed and evaluated to date as a single project.  Upon receipt of the IPCAVD grant in late 2007, we began incurring additional costs associated with the grant, and reallocated personnel and other internal resources toward activities supported by the grant.  The table below summarizes our research and development expenses for each of the years in the three year period ended December 31, 2011. The amounts shown related to the IPCAVD grant represent all direct costs associated with the grant activities, including salaries and personnel-related expenses, supplies, consulting, contract services and travel. The remainder of our research and development expense is allocated to our general HIV/AIDS vaccine program.

R&D Project	2011	2010	2009
IPCAVD Grant – Vaccine Adjuvants	$3,015,812	$3,385,193	$2,772,397
DNA/MVA Vaccines – HIV/AIDS	1,260,563	1,408,763	1,296,285
Total Research and Development Expense	$4,276,375	$4,793,956	$4,068,682

Our vaccine candidates still require significant, time-consuming and costly research and development, testing and regulatory clearances. Completion of clinical development will take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The cost of the ongoing Phase 2a clinical trial for our preventive vaccine is being funded by the HVTN, but we cannot be certain whether the HVTN or any other external source will provide funding for further development. We intend to seek government and/or third party support for future clinical human trials, but there can be no assurance that we will be successful. The duration and the cost of future clinical trials may vary significantly over the life of the project as a result of differences arising during development of the human clinical trial protocols, including, among others:
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

General and Administrative Expense

Our general and administrative expenses were $2,972,555, $3,162,134, and $2,914,845 for the years ended December 31, 2011, 2010 and 2009, respectively. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $593,597, $544,031, and $994,011 for 2011, 2010 and 2009, respectively (see discussion under “Stock-Based Compensation Expense” below). We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded total stock-based compensation expense of $772,997, $750,532, and $1,298,665 during the years ended December 31, 2011, 2010 and 2009, respectively, which was allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to common stock and stock purchase warrants issued to consultants and non-employee directors. For the three years ended December 31, 2011, stock-based compensation expense was allocated as follows:

	2011	2010	2009
General and administrative expense	$593,597	$544,031	$994,011
Research and development expense	179,400	206,501	304,654
Total stock option expense	$772,997	$750,532	$1,298,665

Other Income

Interest income was $2,219, $23,505, and $31,080 for the years ended December 31, 2011, 2010 and 2009, respectively. The variances between years are primarily attributable to the cash available for investment and to interest rate fluctuations.

Impact of Inflation

For the three year period ended December 31, 2011, we do not believe that inflation and changing prices had a material impact on our operations or on our financial results.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in institutional money market funds.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income received without significantly increasing risk.  Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure.  We do not have any derivative financial instruments or foreign currency instruments.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2011 and 2010, and for each of the three years ended December 31, 2011, 2010 and 2009, and from inception through December 31, 2011, together with the independent registered public accounting firms’ reports thereon, are set forth on pages F-1 to F-19 of this Annual Report on Form 10-K.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is included in our definitive proxy statement for our 2012 meeting of shareholders to be filed with the SEC under the captions “Directors and Executive Officers” and “Corporate Governance” and is incorporated herein by this reference.

Code of Ethics

We have adopted a Code of Ethics in compliance with the applicable rules of the SEC that applies to our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions.  A copy of this policy is available on our website at www.geovax.com under the heading  “Investors – Corporate Governance” and is also available free of charge upon written request to the attention of our Corporate Secretary by regular mail, e-mail to mreynolds@geovax.com, or facsimile at (678) 384-7281. We intend to disclose any amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in applicable rules of the SEC.  Such disclosures will be made on our website at www.geovax.com.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by this Item is included in our definitive proxy statement for our 2012 meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Compensation Discussion and Analysis” and is incorporated herein by this reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in our definitive proxy statement for our 2012 meeting of shareholders to be filed with the SEC under the captions “Security Ownership of Principal Stockholders, Directors and Executive Officers” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by this reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in our definitive proxy statement for our 2012 meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions” and is incorporated herein by this reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in our definitive proxy statement for our 2012 meeting of shareholders to be filed with the SEC under the caption “Ratification of Appointment of the Independent Registered Public Accounting Firm” and is incorporated herein by this reference.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report:

(1)	Financial Statements
Page
	Reports of Independent Registered Public Accounting Firms on Financial Reporting	F-2

	Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4

	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 and for the Period from Inception (June 27, 2001) to December 31, 2011	F-5

	Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from Inception (June 27, 2001) to December 31, 2011	F-6

	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and for the Period from Inception (June 27, 2001) to December 31, 2011	F-9

	Notes to Consolidated Financial Statements	F-10

(2)	Financial Statement Schedules

The following financial statement schedule is set forth on page F-19 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)           Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger (2)

2.3	Second Amendment to Agreement and Plan of Merger (3)

3.1	Certificate of Incorporation (6)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (10)

3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (11)

3.2	Bylaws (6)

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed March 20, 2012 (13)

4.2	Form of Stock Certificate for the Series A Convertible Preferred Stock (13)

10.1 *	Employment Agreement between GeoVax Labs, Inc. and Robert T. McNally effective as of April 1, 2008 (7)

10.2 *	Employment Agreement between GeoVax, Inc. and Mark W. Reynolds Amended and Restated effective as of January 1, 2010 (9)

10.3 *	Employment Agreement between GeoVax, Inc. and Harriet Robinson effective as of November 19, 2007 (9)

10.4 *	GeoVax Labs, Inc. 2006 Equity Incentive Plan (4)

10.5	License Agreement (as amended and restated) between GeoVax, Inc. and Emory University, dated August 23, 2002 (3)

10.6	Technology Sale and Patent License Agreement between GeoVax, Inc. and MFD, Inc., dated December 26, 2004 (3)

10.7	Office and Laboratory Lease between UCB, Inc. and GeoVax, Inc. (8)

10.8 *	Summary of the GeoVax Labs, Inc. Director Compensation Plan (9)

10.9	Form of Warrant dated December 30, 2011 (12)

10.10	Form of Securities Purchase Agreement dated March 16, 2012 (13)

10.11	Form of Registration Rights Agreement dated March 16, 2012 (13)

10.12	Form of Series A Warrant dated March 16, 2012 (13)

10.13	Form of Series B Warrant dated March 16, 2012 (13)

10.14	Form of Series C Warrant dated March 16, 2012 (13)

14.1	Code of Ethics (5)

21.1	Subsidiaries of the Registrant (5)

31.1 **	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2 **	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101**,***
The following financial information from GeoVax Labs, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 and for the period from inception (June 27, 2001) to December 31, 2011, (iii) Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (June 27, 2001) to December 31, 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and for the period from inception (June 27, 2001) to December 31, 2011, and (v) Notes to Condensed Consolidated Financial Statements.

___________________

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
***
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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 24, 2006.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed July 13, 2006.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 4, 2006.
(4)	Incorporated by reference from the registrant’s definitive Information Statement (Schedule 14C) filed August 18, 2006.
(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 28, 2007.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 23, 2008.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 24, 2008.
(8)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed November 6, 2009.
(9)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 8, 2010.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 14, 2010.
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 28, 2010.
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 5, 2012.
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 22, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.

By:	/s/ Robert T. McNally
Robert T. McNally
President and Chief Executive Officer

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Robert T. McNally	Director	March 30, 2012
Robert T. McNally	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	March 30, 2012
Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ Steven S . Antebi	Director	March 30, 2012
Steven S. Antebi

/s/ David A. Dodd	Director	March 30, 2012
David A. Dodd

/s/ Dean G. Kollintzas	Director	March 30, 2012
Dean G. Kollintzas

/s/ Harriet L. Robinson	Director	March 30, 2012
Harriet L. Robinson

/s/ John N. Spencer, Jr.	Director	March 30, 2012
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
101*,**
The following financial information from GeoVax Labs, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 and for the period from inception (June 27, 2001) to December 31, 2011, (iii) Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (June 27, 2001) to December 31, 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and for the period from inception (June 27, 2001) to December 31, 2011, and (v) Notes to Condensed Consolidated Financial Statements.

___________________

* Filed herewith.

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

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

INDEX TO 2011 CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms on Financial Statements	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 and for the Period from Inception (June 27, 2001) to December 31, 2011	F-5

Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from Inception (June 27, 2001) to December 31, 2011	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and for the Period from Inception (June 27, 2001) to December 31, 2011	F-9

Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009	F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Board of Directors
GeoVax Labs, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of GeoVax Labs, Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and for the period of time considered part of the development stage from June 27, 2001 to December 31, 2011, except we did not audit the Company’s financial statements for the period from June 27, 2001 to December 31, 2005 which were audited by other auditors. Our audits also included the financial statement schedule of the Company listed in Item 15(a).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoVax Labs, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, and for the period of time considered part of the development stage from June 27, 2001 to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ PORTER KEADLE MOORE LLC

Atlanta, Georgia
March 29, 2012

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

/S/ TRIPP, CHAFIN & COMPANY, LLC

Marietta, Georgia
February 8, 2006

RDGXBRLParseBegin
GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,167,980	$1,079,087
Grant funds receivable	183,515	474,275
Prepaid expenses and other current assets	66,508	48,830

Total current assets	1,418,003	1,602,192

Property and equipment, net of accumulated depreciation and amortization	176,206	248,441

Other assets:
Licenses, net of accumulated amortization of $208,933 and $184,047 at December 31, 2011 and 2010 respectively	39,923	64,809
Deferred offering costs	-	430,402
Deposits and other assets	11,010	11,990

Total other assets	50,933	507,201

Total assets	$1,645,142	$2,357,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,339	$96,892
Accrued expenses	125,869	241,736
Amounts payable to Emory University (a related party)	677,327	182,980

Total current liabilities	941,535	521,608

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value, 40,000,000 shares authorized; 16,442,611 and 15,654,846 shares issued and outstanding at December 31, 2011 and 2010, respectively	16,443	15,655
Additional paid-in capital	23,319,166	22,105,747
Deficit accumulated during the development stage	(22,632,002)	(20,285,176)

Total stockholders’ equity	703,607	1,836,226

Total liabilities and stockholders’ equity	$1,645,142	$2,357,834

See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

				From Inception
	Years Ended December 31,			(June 27, 2001) to
	2011	2010	2009	December 31, 2011
Grant revenue	$4,899,885	$5,185,257	$3,668,195	$20,311,692

Operating expenses:
Research and development	4,276,375	4,793,956	4,068,682	25,630,676
General and administrative	2,972,555	3,162,134	2,914,845	17,647,659
	7,248,930	7,956,090	6,983,527	43,278,335

Loss from operations	(2,349,045)	(2,770,833)	(3,315,332)	(22,966,643)

Other income (expense):
Interest income	2,219	23,505	31,080	340,310
Interest expense	-	-	-	(5,669)
	2,219	23,505	31,080	334,641

Net loss	$(2,346,826)	$(2,747,328)	$(3,284,252)	$(22,632,002)

Basic and diluted:
Loss per common share	$(0.15)	$(0.18)	$(0.22)	$(2.11)
Weighted average shares outstanding	15,735,541	15,651,308	15,191,278	10,704,803

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid In Capital	Receivable	Stage	(Deficiency)
Capital contribution at inception (June 27, 2001)	-	$-	$10	$-	$-	$10
Net loss for the period ended December 31, 2001	-	-	-	-	(170,592)	(170,592)
Balance at December 31, 2001	-	-	10	-	(170,592)	(170,582)
Sale of common stock for cash	2,789,954	2,790	(2,320)	-	-	470
Issuance of common stock for technology license	704,534	705	148,151	-	-	148,856
Net loss for the year ended December 31, 2002	-	-	-	-	(618,137)	(618,137)
Balance at December 31, 2002	3,494,488	3,495	145,841	-	(788,729)	(639,393)
Sale of common stock for cash	1,229,278	1,229	2,458,380	-	-	2,459,609
Net loss for the year ended December 31, 2003	-	-	-	-	(947,804)	(947,804)
Balance at December 31, 2003	4,723,766	4,724	2,604,221	-	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable	1,482,605	1,483	2,988,436	(2,750,000)	-	239,919
Cash payments received on stock subscription receivable	-	-	-	750,000	-	750,000
Issuance of common stock for technology license	49,420	49	99,951	-	-	100,000
Net loss for the year ended December 31, 2004	-	-	-	-	(2,351,828)	(2,351,828)
Balance at December 31, 2004	6,255,791	6,256	5,692,608	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	-	-	-	1,500,000		1,500,000
Net loss for the year ended December 31, 2005	-	-	-	-	(1,611,086)	(1,611,086)
Balance at December 31, 2005	6,255,791	6,256	5,692,608	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable	-	-	-	500,000	-	500,000
Conversion of preferred stock to common stock	3,550,851	3,551	1,071,565	-	-	1,075,116
Common stock issued in connection with merger	4,359,891	4,360	1,708,489	-	-	1,712,849
Issuance of common stock for cashless warrant exercise	56,825	57	(57)	-	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	(584,166)	(584,166)
Balance at December 31, 2006	14,223,358	14,224	8,472,605	-	(6,283,613)	2,203,216
Sale of common stock for cash	406,729	407	3,162,543	-	-	3,162,950
Issuance of common stock upon stock option exercise	2,471	2	4,998	-	-	5,000
Stock-based compensation expense	-	-	1,518,496	-	-	1,518,496
Net loss for the year ended December 31, 2007	-	-	-	-	(4,241,796)	(4,241,796)
Balance at December 31, 2007	14,632,558	14,633	13,158,642	-	(10,525,409)	2,647,866

Continued on following page

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid In Capital	Receivable	Stage	(Deficiency)
Balance at December 31, 2007	14,632,558	14,633	13,158,642	-	(10,525,409)	2,647,866
Sale of common stock for cash in private placement transactions	176,129	176	1,364,824	-	-	1,365,000
Transactions related to common stock purchase agreement with Fusion Capital	130,290	130	405,961	-	-	406,091
Stock-based compensation:
Stock options	-	-	1,798,169	-	-	1,798,169
Consultant warrants	-	-	146,880	-	-	146,880
Issuance of common stock for consulting services	10,000	10	73,990	-	-	74,000
Net loss for the year ended December 31, 2008	-	-	-	-	(3,728,187)	(3,728,187)
Balance at December 31, 2008	14,948,977	14,949	16,948,466	-	(14,253,596)	2,709,819
Transactions related to common stock purchase agreement with Fusion Capital	216,261	216	1,519,784	-	-	1,520,000
Sale of common stock for cash upon exercise of stock purchase warrant	462,826	463	1,499,537	-	-	1,500,000
Stock-based compensation:
Stock options	-	-	1,221,764	-	-	1,221,764
Consultant warrants	-	-	45,401	-	-	45,401
Issuance of common stock for consulting services	4,500	5	31,495	-	-	31,500
Net loss for the year ended December 31, 2009	-	-	-	-	(3,284,252)	(3,284,252)
Balance at December 31, 2009	15,632,564	15,633	21,266,447	-	(17,537,848)	3,744,232
Issuance of common stock in lieu of cash payment	12,000	12	89,988	-	-	90,000
Stock-based compensation:
Stock options	-	-	575,662	-	-	575,662
Consultant warrants	-	-	121,057	-	-	121,057
Issuance of common stock for consulting services	10,500	10	53,803	-	-	53,813
Fractional share payout upon reverse split	(218)	-	(1,210)	-	-	(1,210)
Net loss for the year ended December 31, 2010	-	-	-	-	(2,747,328)	(2,747,328)
Balance at December 31, 2010	15,654,846	15,655	22,105,747	-	(20,285,176)	1,836,226

Continued on following page

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated	Total
				Stock	during the	Stockholders’
	Common Stock		Additional	Subscription	Development	Equity
	Shares	Amount	Paid In Capital	Receivable	Stage	(Deficiency)
Balance at December 31, 2010	15,654,846	15,655	22,105,747	-	(20,285,176)	1,836,226
Sale of common stock for cash in private placement transaction	658,520	659	440,551	-	-	441,210
Stock-based compensation:
Stock options	-	-	463,752	-	-	463,752
Consultant warrants	-	-	159,245	-	-	159,245
Common stock issued for services	129,245	129	149,871	-	-	150,000
Net loss for the year ended December 31, 2011	-	-	-	-	(2,346,826)	(2,346,826)

Balance at December 31, 2011	16,442,611	$16,443	$23,319,166	$-	$(22,632,002)	$703,607

See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				From Inception
	Years Ended December 31,			(June 27, 2001) to
	2011	2010	2009	December 31, 2011
Cash flows from operating activities:
Net loss	$(2,346,826)	$(2,747,328)	$(3,284,252)	$(22,632,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,017	119,773	89,776	565,637
Accretion of preferred stock redemption value	-	-	-	346,673
Stock-based compensation expense	772,997	750,532	1,298,665	6,359,739
Write-off of deferred offering costs	430,402	-	-	430,402
Changes in assets and liabilities:
Grant funds receivable	290,760	(153,954)	(8,953)	(183,515)
Prepaid expenses and other current assets	19,122	(4,215)	254,671	(29,708)
Deposits	980	(11,010)	-	(11,010)
Accounts payable and accrued expenses	419,927	39,033	224,943	1,030,325
Total adjustments	2,043,205	740,159	1,859,102	8,508,543
Net cash used in operating activities	(303,621)	(2,007,169)	(1,425,150)	(14,123,459)

Cash flows from investing activities:
Purchase of property and equipment	(11,896)	(4,706)	(270,246)	(538,490)
Proceeds from sale of property and equipment	-	5,580	-	5,580
Net cash provided (used) by investing activities	(11,896)	874	(270,246)	(532,910)

Cash flows from financing activities:
Proceeds from sale of common stock	404,410	-	3,020,000	15,526,308
Proceeds from sale of preferred stock	-	-	-	728,443
Deferred offering costs	-	(430,402)	-	(430,402)
Net cash provided by financing activities	404,410	(430,402)	3,020,000	15,824,349

Net increase (decrease) in cash and cash equivalents	88,893	(2,436,697)	1,324,604	1,167,980
Cash and cash equivalents at beginning of period	1,079,087	3,515,784	2,191,180	-

Cash and cash equivalents at end of period	$1,167,980	$1,079,087	$3,515,784	$1,167,980

Supplemental disclosure of cash flow information
Interest paid	$-	$-	$-	$5,669

Supplemental disclosure of non-cash investing and financing activities:

In connection with the Merger discussed in Note 5, all of the outstanding shares of the Company’s mandatory redeemable convertible preferred stock were converted into shares of common stock as of September 28, 2006.

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009 and
Period from Inception (June 27, 2001) to December 31, 2011

1.           Nature of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a biotechnology company developing vaccines that prevent and fight Human Immunodeficiency Virus (“HIV”) infections.  HIV infections result in Acquired Immunodeficiency Syndrome (“AIDS”).  We have exclusively licensed from Emory University (“Emory”) vaccine technology which was developed in collaboration with the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”).  GeoVax is incorporated under the laws of the State of Delaware and our principal offices are located in Smyrna, Georgia (metropolitan Atlanta area).

Our current vaccines under development address the clade B subtype of the HIV virus that is most prevalent in the United States and the developed world.  Our vaccines are being evaluated to determine their potential to (a) prevent HIV infection and (b) to serve as a therapy for individuals who are already infected with HIV.  These vaccines are currently being evaluated in humans -- both in those infected with HIV and those who are not.

As discussed in Note 2, the Company is a development-stage enterprise and we are devoting substantially all of our present efforts to research and development.  We have funded our activities to date almost exclusively from equity financings and government grants, and we will continue to require substantial funds to continue these activities.  We anticipate that our existing cash resources, combined with the proceeds from the NIH grant discussed in Note 3 and the financing events discussed in Note 11, should be sufficient to fund our planned activities into the first quarter of 2013.  In order to meet our operating cash flow requirements, we may plan additional offerings of our equity securities, debt or convertible debt instruments. We are also seeking additional funding for our research programs through government grant funding mechanisms.

2.           Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our primary business is conducted by our wholly-owned subsidiary, GeoVax, Inc. The accompanying consolidated financial statements include the accounts of GeoVax, Inc. from inception together with those of GeoVax Labs, Inc. from September 28, 2006 (see Note 5).  All intercompany transactions have been eliminated in consolidation.

Development-Stage Enterprise

We are devoting all of our present efforts to research and development and GeoVax is a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities.  All losses accumulated since inception (June 27, 2001) have been considered as part of our development stage activities.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  The components of property and equipment as of December 31, 2011 and 2010 are as follows:
	2011	2010
Laboratory equipment	$388,000	$388,000
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	16,789
Total property and equipment	532,290	520,394
Accumulated depreciation and amortization	(356,084)	(271,953)
Property and equipment, net	$176,206	$248,441

Expenditures for maintenance and repairs are charged to operations as incurred, while additions and improvements are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years.  Amortization of leasehold improvements is computed using the straight-line method over the remaining term of the related lease.  Depreciation and amortization expense was $84,131, $94,887, and $64,891 during the years ended December 31, 2011, 2010 and 2009, respectively.

Other Assets

Other assets consist principally of license agreements for the use of technology obtained through the issuance of the Company’s common stock.  These license agreements are amortized on a straight line basis over ten years.  Amortization expense related to these agreements was $24,886 during each of the years ended December 31, 2011, 2010 and 2009 and is expected to be $19,923, $10,000, $10,000, $-0-, and $-0- for each of the next five years, respectively.

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

Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. All common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled 2,798,801, 2,013,522, and 1,866,550 at December 31, 2011, 2010 and 2009, respectively.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying GAAP to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements.  During 2011, 2010 and 2009, our revenue consisted of grant funding received primarily from the NIH (see Note 3).  Revenue from this arrangement is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

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

Period to Period Comparisons

Our operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results for future periods.  Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

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

Stock-Based Compensation

We account for stock-based transactions in which the Company receives services from employees, directors or others in exchange for equity instruments based on the fair value of the award at the grant date.  Compensation cost for awards of common stock is estimated based on the price of the underlying common stock on the date of issuance.  Compensation cost for stock options or warrants is estimated at the grant date based on each instrument’s fair-value as calculated by the Black-Scholes option pricing model.  We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period for the award.  See Note 6 for additional stock-based compensation information.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements, nor do we believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

3.           Government Grants

NIH Grant

In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program.  The project period for the grant covers a five-year period which commenced October 2007, with an aggregate award of $20.4 million.  As of December 31, 2011, there is approximately $3.9 million of unused grant funds remaining and available for use through August 31, 2012 (the end of the original project period).  We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production.  We record revenue associated with the grant as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations.  During 2011, 2010, and 2009, we recorded $4,899,885, $4,940,778, and $3,668,195, respectively, of revenue associated with this grant.

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

4.           Commitments

Lease Agreements

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta). Rent expense for the years ended December 31, 2011, 2010 and 2009 was $119,255, $118,988, and $63,350, respectively.  Future minimum lease payments pursuant to the 62 month lease total $121,560 in 2012, $125,180 in 2013 and $128,920 in 2014.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of clinical trials, and other research-related activities. As of December 31, 2011, we had approximately $478,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, of which we expect approximately $445,000 in 2012 and $33,000 in 2013.

5.           2006 Merger and Recapitalization

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

6.           Stockholders’ Equity

Common Stock Transactions

In February 2010, we issued 12,000 shares of our common stock in settlement of an obligation accrued at December 31, 2009 in the amount of $90,000.

During December 2011, we sold an aggregate of 658,520 shares of our common stock to fifteen individual accredited investors (including members of our board of directors and management --see Note 9) for an aggregate purchase price of $441,210, $36,800 of which was received in January 2012 and is therefore reflected as a receivable (Other Current Asset) in the accompanying Consolidated Balance Sheet as of December 31, 2011.  We also issued to the investors warrants to purchase an aggregate of 987,783 shares of common stock at a price of $1.00 per share, which expire in December 2016.

From time to time, we issue shares of our common stock to consultants or others in exchange for services.  During 2011, 2010 and 2009 we issued 129,245, 10,500, and 4,500, respectively, for such services; and we recorded general and administrative expense of $150,000, $53,813, and $31,500 during each respective period related to these issuances.

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

A summary of activity under the Stock Option Plan as of December 31, 2011, and changes during the year then ended is presented below:
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,137,356	$5.33
Granted	230,000	0.91
Exercised	-	-
Forfeited or expired	(439,114)	2.81
Outstanding at December 31, 2011	928,242	$5.43	6.5	$-0-
Exercisable at December 31, 2011	578,231	$7.59	4.8	$-0-

Additional information concerning our stock options for the years ended December 31, 2011, 2010 and 2009 is as follows:
	2011	2010	2009
Weighted average fair value of options granted during the period	$0.79	$2.95	$6.15
Intrinsic value of options exercised during the period	-	-	-
Total fair value of options vested during the period	540,339	499,557	1,143,326

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
	2011	2010	2009
Weighted average risk-free interest rates	1.4%	2.6%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of option	7 yrs	6.7 yrs	7 yrs
Expected volatility	111.2%	112.9%	112.3%

Stock-based compensation expense related to the Stock Option Plan was $463,752, $575,662, and $1,221,764 during the years ended December 31, 2011, 2010 and 2009, respectively.  Stock option expense is allocated to research and development expense or to general and administrative expense based on the related employee classifications and corresponds to the allocation of employee salaries.  For the three years ended December 31, 2011, stock option expense was allocated as follows:
	2011	2010	2009
General and administrative expense	$284,352	$369,161	$917,110
Research and development expense	179,400	206,501	304,654
Total stock option expense	$463,752	$575,662	$1,221,764

As of December 31, 2011, there was $515,697 of unrecognized compensation expense related to stock-based compensation arrangements.  The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 2.0 years.

Compensatory Warrants

From time to time, we issue stock purchase warrants to consultants or others in exchange for services. A summary of our compensatory warrant activity as of December 31, 2011, and changes during the year then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	59,400	$7.00
Granted	7,400	1.40
Exercised	-	-
Forfeited or expired	(2,400)	7.00
Outstanding at December 31, 2011	64,400	$7.00	0.6	$-0-
Exercisable at December 31, 2011	58,850	$7.00	0.7	$-0-

Additional information concerning our compensatory warrants for the years ended December 31, 2011, 2010 and 2009 is as follows:
	2011	2010	2009
Weighted average fair value of warrants granted during the period	$0.96	$-	$4.75
Intrinsic value of warrants exercised during the period	-	-	-
Total fair value of warrants vested during the period	1,780	19,238	6,413

We use the Black-Scholes model for determining the grant date fair value of our compensatory warrants.  The significant assumptions we used in our fair value calculations were as follows:

	2011	2010	2009
Weighted average risk-free interest rates	0.98%	-	1.54%
Expected dividend yield	0.0%	-	0.0%
Expected life of warrant	3.0 yrs	-	3.0 yrs
Expected volatility	115.46%	-	112.1%

Expense associated with compensatory warrants was $7,119, $121,057, and $45,401 during the years ended December 31, 2011, 2010 and 2009, respectively.  All such expense was allocated to general and administrative expense.  As of December 31, 2011, there was no unrecognized compensation expense related to compensatory warrant arrangements.

Investment Warrants

In addition to outstanding stock options and compensatory warrants, as of December 31, 2011 we have a total of 1,806,159 outstanding stock purchase warrants issued to investors in connection with financing transactions.  Warrants as to 987,783 have an exercise price of $1.00 per share and expire in December 2016; warrants as to 818,376 have an exercise price of $16.50 and expire in December 2014.  During the fourth quarter of 2011, we recorded general and administrative expense of $152,126 associated with the extension of warrants which were due to expire in 2011 to 2013.

7.           Retirement Plan

We participate in a multi-employer defined contribution retirement plan (the “401k Plan”) administered by a third party service provider; and the Company contributes to the 401k Plan on behalf of its employees based upon a matching formula.  During the years ended December 31, 2011, 2010 and 2009 our contributions to the 401k Plan were $56,928, $52,632, and $25,057, respectively.

8.           Income Taxes

At December 31, 2011, we have a consolidated federal net operating loss (“NOL”) carryforward of approximately $71.3 million, available to offset against future taxable income which expires in varying amounts in 2012 through 2031.  Additionally, we have approximately $764,000 in research and development (“R&D”) tax credits that expire in 2022 through 2031 unless utilized earlier.  No income taxes have been paid to date.

As a result of the Merger discussed in Note 5, our NOL carryforward increased substantially due to the addition of historical NOL carryforwards for Dauphin Technology, Inc.  However, Section 382 of the Internal Revenue Code contains provisions that may limit our utilization of NOL and R&D tax credit carryforwards in any given year as a result of significant changes in ownership interests that have occurred in past periods or may occur in future periods.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities included the following at December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$24,875,119	$25,116,958
Research and development tax credit carryforward	763,690	731,290
Stock-based compensation expense	1,991,769	1,779,950
Total deferred tax assets	27,630,578	27,628,198

Deferred tax liabilities
Depreciation	(38,587)	(51,945)
Total deferred tax liabilities	(38,587)	(51,945)

Net deferred tax assets	27,591,991	27,576,253
Valuation allowance	(27,591,991)	(27,576,253)
	$-	$-

We have established a full valuation allowance equal to the amount of our net deferred tax assets due to uncertainties with respect to our ability to generate sufficient taxable income to realize these assets in the future.  A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense is as follows:

	2011	2010	2009
U.S. federal statutory rate applied to pretax loss	$(797,921)	$(934,092)	$(1,116,646)
Permanent differences	3,536	(77,200)	169,469
Research and development credits	32,400	59,959	169,667
Change in valuation allowance	761,985	951,333	777,510
Reported income tax expense	$-	$-	$-

9.           Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to a license agreement for technology associated with the vaccines we are developing.  The expense associated with these ongoing patent cost reimbursements to Emory amounted to $249,907, $193,674, and $85,673 for the years ended December 31, 2011, 2010, and 2009, respectively.

We have entered into two subcontracts with Emory for the purpose of conducting research and development activities associated with our grant from the NIH (see Note 3).  During 2011, 2010, and 2009, we recorded $1,172,758, $1,391,203, and $816,651, respectively, of expense associated with these subcontracts.  All amounts paid to Emory under these subcontracts are reimbursable to us pursuant to the NIH grant.

Through November 2009, we leased office and laboratory space on a month-to-month basis from Emtech Biotechnology Development, Inc., a related party associated with Emory.  Rent expense associated with this lease totaled $43,112 for the year ended December 31, 2009.

In March 2008, we entered into a consulting agreement with Donald Hildebrand, a former member of our Board of Directors and our former President & Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company.  The term of the consulting agreement, as amended, began on April 1, 2008 and ends on December 31, 2012.  During 2011, 2010, and 2009, we recorded $24,000, $57,600, and $57,600, respectively, of expense associated with the consulting agreement.

In December 2011, members of our management and Board of Directors participated in the private placement offering of our common stock and warrants described in Note 6, whereby they purchased an aggregate of 335,954 shares of our common stock for a total purchase price of $225,089 and received five-year warrants to purchase an additional 503,932 shares of our common stock exercisable at $1.00 per share.

10.           Selected Quarterly Financial Data (unaudited)

A summary of selected quarterly financial data for 2011 and 2010 is as follows:

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue from grants	$893,002	$1,753,033	$1,297,006	$956,844
Net loss	(606,282)	(211,344)	(375,852)	(1,153,348)
Net loss per share	(0.04)	(0.01)	(0.02)	(0.08)

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue from grants	$1,338,560	$1,737,169	$1,163,288	$946,240
Net loss	(690,789)	(933,089)	(644,666)	(478,784)
Net loss per share	(0.04)	(0.06)	(0.04)	(0.03)

11.           Subsequent Events

Private Placement of Common Stock and Warrants

During January 2012, we sold an aggregate of 407,999 shares of our common stock to twelve individual accredited investors (including 45,000 shares sold to members of our board of directors and management) for an aggregate purchase price of $273,360.  We also issued to the investors warrants to purchase an aggregate of 612,001 shares of common stock at a price of $1.00 per share, which expire in January 2017.

Issuance of Convertible Preferred Stock and Warrants

On March 21, 2012, we sold shares of our Series A convertible preferred stock to certain institutional investors for an aggregate purchase price of $2.2 million.  The preferred stock is convertible at any time into shares of our common stock at $0.75 per share (2,933,333 shares in the aggregate), subject to possible adjustment as provided in the certificate of designation.

Pursuant to the terms of the securities purchase agreement, the investors also received five-year Series A warrants to purchase an aggregate of 2,933,333 shares of our common stock at $1.00 per share.  The Series A warrants are immediately exercisable.  We also granted to the investors a one-year additional purchase right, evidenced in the form of Series B warrants, to purchase up to 2,933,333 of our common stock for one year with an exercise price of $0.75 per share, and five-year Series C warrants to purchase up to 2,933,333 shares of our common stock at $1.00 per share.  The Series B warrants are immediately exercisable.  The Series C warrants only vest and become exercisable at the time, and to the extent, that the Series B warrants are exercised.

GEOVAX LABS, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010 and 2009

		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	(1) Deductions	Balance at End Of Period
Reserve Deducted in the Balance Sheet From the Asset to Which it Applies:

Allowance for Deferred Tax Assets
Year ended December 31, 2011	$27,576,253	$889,322	$-	$(873,584)	$27,591,991
Year ended December 31, 2010	$27,091,338	$1,160,405	$-	$(675,490)	$27,576,253
Year ended December 31, 2009	$25,674,882	$1,416,456	$-	$-	$27,091,338

(1)	Deductions represent the effect of expiring NOL carryforwards from prior years.

RDGXBRLParseEnd