Form 10-Q
period 2012-03-31
GeoVax Labs, Inc.
filed 2012-05-14
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of May 14, 2012, 17,930,610 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.

Index
Page
Part I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	1
	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2012 and 2011 and for the period from inception (June 27, 2001) to March 31, 2012 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011 and for the period from inception (June 27, 2001) to March 31, 2012 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4	Controls and Procedures	12

Part II. – OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Mine Safety Disclosures	13

Item 5	Other Information	13

Item 6	Exhibits	14

SIGNATURES		15

Part 1 -- FINANCIAL INFORMATION

Item 1                 Financial Statements

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,240,486	$1,167,980
Grant funds receivable	345,112	183,515
Prepaid expenses and other current assets	47,935	66,508

Total current assets	2,633,533	1,418,003

Property and equipment, net of accumulated depreciation and amortization of $374,514 and $356,084 at March 31, 2012 and December 31, 2011, respectively	157,776	176,206

Other assets:
Licenses, net of accumulated amortization of $213,913 and $208,933 at March 31, 2012 and December 31, 2011, respectively	34,942	39,923
Deposits and other assets	11,010	11,010

Total other assets	45,952	50,933

Total assets	$2,837,261	$1,645,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,136	$138,339
Accrued expenses	33,105	125,869
Amounts payable to Emory University (a related party)	292,958	677,327

Total current liabilities	510,199	941,535

Commitments (Note 4)

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; Series A convertible preferred stock, $1,000 stated value; 2,200 and -0- shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	871,614	-
Common stock, $0.001 par value, 40,000,000 shares authorized; 16,850,610 and 16,442,611 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	16,851	16,443
Additional paid-in capital	24,801,112	23,319,166
Deficit accumulated during the development stage	(23,362,515)	(22,632,002)

Total stockholders’ equity	2,327,062	703,607

Total liabilities and stockholders’ equity	$2,837,261	$1,645,142

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
	Three Months Ended		(June 27, 2001) to
	March 31,		March 31,
	2012	2011	2012
Grant revenue	$854,063	$893,002	$21,165,755

Operating expenses:
Research and development	1,072,354	838,467	26,703,030
General and administrative	512,818	661,813	18,160,477
Total operating expenses	1,585,172	1,500,280	44,863,507

Loss from operations	(731,109)	(607,278)	(23,697,752)

Other income (expense):
Interest income	596	996	340,906
Interest expense	-	-	(5,669)
Total other income	596	996	335,237

Net loss	$(730,513)	$(606,282)	$(23,362,515)

Basic and diluted:
Loss per common share	$(0.04)	$(0.04)	$(2.15)
Weighted average shares outstanding	16,716,566	15,651,308	10,857,574

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Three Months Ended March 31,		(June 27, 2001) to
	2012	2011	March 31, 2012

Cash flows from operating activities:
Net loss	$(730,513)	$(606,282)	$(23,362,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,411	27,092	589,048
Accretion of preferred stock redemption value	-	-	346,673
Stock-based compensation expense	81,576	165,115	6,441,315
Changes in assets and liabilities:
Grant funds receivable	(161,597)	(277,944)	(345,112)
Prepaid expenses and other current assets	(18,227)	11,285	(47,935)
Deferred offering costs	-	(7,876)	-
Deposits and other assets	-	-	(11,010)
Accounts payable and accrued expenses	(431,336)	151,250	598,989
Total adjustments	(506,173)	68,922	7,571,968
Net cash used in operating activities	(1,236,686)	(537,360)	(15,790,547)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(538,490)
Proceeds from sale of property and equipment	-	-	5,580
Net cash used in investing activities	-	-	(532,910)

Cash flows from financing activities:
Net proceeds from sale of common stock	310,160	-	15,836,468
Net proceeds from sale of preferred stock	1,999,032	-	2,727,475
Net cash provided by financing activities	2,309,192	-	18,563,943

Net increase (decrease) in cash and cash equivalents	1,072,506	(537,360)	2,240,486
Cash and cash equivalents at beginning of period	1,167,980	1,079,087	-

Cash and cash equivalents at end of period	$2,240,486	$541,727	$2,240,486

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$5,669

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

GeoVax is devoting all of its present efforts to research and development and is a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 915, “Development Stage Entities”.  We have funded our activities to date almost exclusively from equity financings and government grants, and we will continue to require substantial funds to continue these activities.  We anticipate that our existing cash resources, combined with the proceeds from the NIH grant discussed in Note 7, should be sufficient to fund our planned activities into the first quarter of 2013.  In order to meet our operating cash flow requirements, we may conduct additional offerings of our equity securities, debt or convertible debt instruments. We are also seeking additional funding for our research programs through government grant funding mechanisms.

The accompanying financial statements at March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.  Our operating results are expected to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 those accounting policies that we consider significant in determining our results of operations and financial position.  There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

2.           Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we expect to have a material impact on our financial statements.

3.           Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 15.1 million and 2.0 million shares at March 31, 2012 and 2011, respectively.

4.           Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta).  Future minimum lease payments pursuant to the 62 month operating lease total $91,320 for the remainder of 2012, $125,180 in 2013, and $128,920 in 2014.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of our clinical trials, and other research-related activities. As of March 31, 2012, we had approximately $455,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, of which we expect $422,000 will be due in 2012 and $33,000 in 2013.

5.           Stockholders’ Equity

Series A Convertible Preferred Stock

Our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock, $.01 par value.  In March 2012, we established from the authorized preferred stock a series of preferred stock, consisting of 2,200 shares of Series A Convertible Preferred Stock, $1,000 stated value (“Series A Preferred Shares”) and entered into a Securities Purchase Agreement (“SPA”) whereby we issued to three institutional investors (“Purchasers”) the Series A Preferred Shares for gross proceeds of $2.2 million.  Net proceeds to the Company from this transaction, after deduction of placement agent fees and other expenses, were approximately $2.0 million.

The Series A Preferred Shares may be converted at any time at the option of the Purchasers into shares of our common stock at a conversion price of $0.75 per share (“Conversion Price”), for an aggregate total of 2,933,333 shares of our common stock (“Conversion Shares”).  The Series A Preferred Shares have a liquidation preference equal to the initial purchase price, have no voting rights, and are not entitled to a dividend.

In connection with the sale of the Series A Preferred Shares, we entered into a Registration Rights Agreement (“RRA”) with the Purchasers, pursuant to which we filed a registration statement with the Securities and Exchange Commission (“SEC”) on April 3, 2012.   It was declared effective by the SEC on April 13, 2012.

During April and May 2012, a total of 810 Series A Preferred Shares were converted into 1,080,000 shares of our common stock.  As of May 14, 2012, there are 1,390 shares of Series A Preferred Shares outstanding, which are convertible into 1,853,333 shares of our common stock.

Pursuant to the terms of the SPA, we issued to each Purchaser Series A, B and C Warrants (collectively, the “Warrants”), each to purchase up to a number of shares of our common stock equal to 100% of the Conversion Shares underlying the Series A Preferred Shares (up to 2,933,333 shares in the aggregate for each of the three series of warrants, or 8,799,999 shares in total) (“Warrant Shares”).  The Series A Warrants have an exercise price of $1.00 per share, are exercisable immediately, and have a term of exercise equal to five years from the date of issuance.  The Series B Warrants have an exercise price of $0.75 per share, are exercisable immediately, and have a term of exercise equal to one year from the date of issuance. The Series C Warrants have an exercise price of $1.00 per share and have a term of exercise equal to five years from the date of issuance, but only vest and become exercisable upon, and in proportion to, the exercise of the one-year Series B Warrants.  The Warrants contain anti-dilution provisions, which may, under certain circumstances, reduce the exercise price (but have no effect on the number of shares subject to the Warrants) if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the exercise price of the Warrants, or if we announce plans to do so.

Accounting Treatment and Allocation of Proceeds.  We first assessed the Series A Preferred Shares under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and determined such preferred stock not to be a liability under ASC 480.  We next assessed the preferred stock under ASC Topic 815. “Derivatives and Hedging” (“ASC 815”).  The preferred stock contains an embedded feature allowing an optional conversion by the holder into common stock which meets the definition of a derivative.  However, we believe that the preferred stock is an “equity host” (as described by ASC 815) for purposes of assessing the embedded derivative for potential bifurcation and determined that the optional conversion feature is clearly and closely associated to the preferred stock host; we therefore determined that the embedded derivative does not require bifurcation and separate recognition under ASC 815.  We then assessed the preferred stock under ASC Topic 470, “Debt” (“ASC 470”), and determined there to be a beneficial conversion feature (“BCF”) requiring recognition at its intrinsic value.  Since the conversion option of the preferred stock was immediately exercisable, the amount allocated to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the preferred stock.  We also assessed the warrants issued in connection with the financing under ASC 815 and determined that they do not initially meet the definition of a derivative, but will require evaluation on an on-going basis.

The following is a summary of the allocation of the net proceeds from the preferred stock financing:

Net proceeds after transaction costs	$1,999,032
Less: Fair value of warrants (recorded to Additional Paid-in Capital)	(1,127,418)
Beneficial conversion feature (recorded to Additional Paid-in Capital)	(762,667)
Net proceeds allocated to preferred stock	108,947
Accretion of beneficial conversion feature (deemed dividend)	762,667
Carrying value of preferred stock at March 31, 2012	$871,614

Common Stock

During January 2012, we sold an aggregate of 407,999 shares of our common stock to twelve individual accredited investors (including 45,000 shares sold to members of our board of directors and management) for an aggregate purchase price of $273,360.  We also issued to the investors warrants to purchase an aggregate of 612,001 shares of common stock at a price of $1.00 per share, which expire in January 2017.  Additionally, during January, we received $36,800 as payment in full against a stock subscription receivable for common stock and warrants sold during December 2011.

Stock Options

The Company maintains a stock option plan that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants.  The following table presents a summary of stock option transactions during the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	928,242	$5.43
Granted	--	--
Exercised	--	--
Forfeited or expired	(6,200)	1.28
Outstanding at March 31, 2012	922,042	$5.45
Exercisable at March 31, 2012	589,365	$7.57

During the three months ended March 31, 2012 and 2011, we recorded share-based compensation expense related to stock options of $81,576 and $133,335, respectively.  Share-based compensation expense is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification.  As of March 31, 2012, there was $429,259 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.8 years.

Stock Purchase Warrants

We have issued stock purchase warrants in connection with financing transactions and also in exchange for services from consultants and others.  The following table presents a summary of stock purchase warrant transactions during the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,870,559	$7.96
Issued – Series A Warrants (1)	2,933,333	1.00
Issued – Series B Warrants (1)	2,933,333	0.75
Issued – Series C Warrants (1)	2,933,333	1.00
Issued – Other Warrants (2)	612,001	1.00
Exercised	--	--
Forfeited or expired	--	--
Outstanding at March 31, 2012	11,282,559	$2.09
Exercisable at March 31, 2012	8,345,526	$2.47

(1)      See discussion under “Series A Convertible Preferred Stock” above.
(2)      See discussion under “Common Stock” above.

We recorded general and administrative expense of $-0- and $1,780 for the three month periods ended March 31, 2012 and 2011, respectively, related to the issuance of stock purchase warrants in exchange for services.  As of March 31, 2012, there was no unrecognized compensation expense related to compensatory warrant arrangements.

Common Stock Reserved

A summary of our common stock reserved for future issuance is as follows as of March 31, 2012:

Series A Convertible Preferred Stock	2,933,333
Common Stock Purchase Warrants	11,282,559
Equity Incentive Plans	1,197,529
Total	15,413,421

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

7.           NIH Grant Funding

In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program.  The project period for the grant covers a five year period which commenced October 2007, with an aggregate award of $20.4 million.  As of March 31, 2012 there is approximately $3.3 million of unused grant funds remaining and available for use through August 31, 2012 (the end of the original project period).  We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production.  We record revenue associated with the grant as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations.

8.           Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory.  The expense associated with these ongoing patent cost reimbursements to Emory amounted to $41,241 during the three month period ended March 31, 2012.

We have entered into two research agreements with Emory for the purpose of conducting research and development activities associated with our IPCAVD grant from the NIH (see Note 7).  During the three month period ended March 31, 2012, we recorded $242,347 of expense associated with these contracts.  All amounts paid to Emory under these agreements are reimbursable to us pursuant to the NIH grant.

In March 2008, we entered into a consulting agreement with Donald Hildebrand, a former member of our Board of Directors and our former President and Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company.  The term of the consulting agreement, as amended, began on April 1, 2008 and will end on December 31, 2012.  During the three month period ended March 31, 2012 we recorded $6,000 of expense associated with the consulting agreement.

In January 2012, members of our management and Board of Directors participated in the private placement offering of our common stock and warrants described in Note 5, whereby they purchased an aggregate of 45,000 shares of our common stock for a total purchase price of $30,150 and received five-year warrants to purchase an additional 67,500 shares of our common stock exercisable at $1.00 per share.

Item 2                 Management’s Discussion and Analysis of Financial Condition And Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements.  Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2011, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,” ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

We expect for the foreseeable future our operations will result in a net loss on a quarterly and annual basis.  As of March 31, 2012, we had an accumulated deficit of $23.4 million.

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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, non-refundable fees received in connection with research collaboration agreements. Our revenue consists solely of grant funding received from the NIH. Revenue from this arrangement is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

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

Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of $2,240,486 and total assets of $2,837,261, as compared to $1,167,980 and $1,645,142, respectively, at December 31, 2011. Working capital totaled $2,123,334 at March 31, 2012, compared to $476,468 at December 31, 2011.

Sources and Uses of Cash

We are a development-stage company as defined by ASC Topic 915, “Development Stage Entities” and do not have any products approved for sale.  Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. Our primary sources of cash are from sales of our equity securities and from government grant funding.

Cash Flows from Operating Activities

Net cash used in operating activities was $1,236,686 for the three month period ended March 31, 2012 as compared to $537,360 for the comparable period in 2011.  Generally, the differences between periods are due to fluctuations in our net losses which, in turn, result primarily from fluctuations in expenditures from our research activities, offset or increased by net changes in our assets and liabilities.

The costs of conducting all of our human clinical trials to date, except for our ongoing Phase 1/2 therapeutic trial, have been borne by the HVTN, funded by the NIH, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. The HVTN and the NIH are bearing the cost of conducting our ongoing Phase 2a preventive trial and for a Phase 1 clinical trial of the GM-CSF adjuvanted version of our vaccine which began in April 2012.  We are also planning a Phase 1 therapeutic clinical trial to investigate the use of our vaccine in combination with standard-of-care drug therapy in young adults; we expect this trial to commence in late 2012 with sponsorship by the International Maternal Pediatric Adolescent AIDS Clinical Trial Group (IMPAACT) and funding from the NIH.  We are having discussions with the HVTN and NIH with regard to the conduct of a planned Phase 2b clinical trial of our preventive vaccine, and we expect the NIH will support this trial as well.  We cannot, however, predict the level of support we will receive from the HVTN or the NIH for any additional clinical trials.

Our operations are partially funded by the IPCAVD grant awarded to us in September 2007 by the NIH to support our HIV/AIDS vaccine program. The project period for the grant covers a five-year period which commenced in October 2007, with an aggregate award of $20.4 million.  As of March 31, 2012, there is approximately $3.3 million of unused grant funds remaining and available for use through August 31, 2012 (the end of the original project period).  The funding we receive pursuant to this grant is recorded as revenue at the time the related expenditures are incurred, and thus partially offsets our net losses.

We are pursuing additional grants from the federal government. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Therefore, it will be necessary for us to look to other sources of funding in order to finance our development activities.

Cash Flows from Investing Activities

Our investing activities have consisted predominantly of capital expenditures. There were no capital expenditures during the three months ended March 31, 2012 or for the comparable period in 2011.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2,309,192 for the three month period ended March 31, 2012, as compared to $-0- for the comparable period in 2011.

During January 2012, we received $310,160 from stock sales (including $36,800 received in payment of a stock subscription receivable from December 2011) pursuant to a private placement offering which commenced in December 2011.  The cash used by financing activities during the 2011 period relates to costs associated with a previous financing effort which was discontinued.

In March 2012, we sold shares of Series A convertible preferred stock to three institutional investors for an aggregate purchase price of $2.2 million, and five-year Class A warrants to purchase an aggregate of 2,933,333 shares of our common stock at $1.00 per share.  Net cash proceeds from the financing transaction after commissions and other expenses was approximately $2.0 million.  The preferred stock is convertible at any time into shares of our common stock at $0.75 per share (2,933,333 shares in the aggregate), subject to adjustment as provided in the certificate of designation.  We also granted to the investors a one-year additional purchase right, evidenced in the form of Class B warrants to purchase up to 2,933,333 of our common stock for one year with an exercise price of $0.75 per share, and five-year Class C warrants to purchase up to 2,933,333 shares of our common stock at $1.00 per share.  The Class B warrants are immediately exercisable.  The Class C warrants only become exercisable at the time, and to the extent, that the Class B warrants are exercised.

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

Our current working capital combined with the proceeds from the IPCAVD grant awarded from the NIH is currently sufficient to support our planned level of operations into the first quarter of 2013.  We anticipate raising additional capital during 2012 or 2013, although there can be no assurance that we will be able to do so. While we believe that we will be successful in obtaining the necessary financing to fund our operations through government grants, exercise of options and warrants, and/or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of March 31, 2012, we had firm purchase obligations of approximately $455,000 as compared to approximately $478,000 at December 31, 2011.  We have no committed lines of credit and no other committed funding or long-term debt.  We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Net Loss

We recorded a net loss of $730,513 for the three months ended March 31, 2012 as compared to $606,282 for the three months ended March 31, 2011.  Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

During the three months ended March 31, 2012 we recorded grant revenue of $854,063, as compared to $893,002 during the comparable period of 2011. Our grant revenues relate to the IPCAVD grant awarded to us in 2007 by the NIH to support our HIV/AIDS vaccine program. The project period for the grant covers a five-year period which commenced in October 2007, with an aggregate award of $20.4 million.  As of March 31, 2012, there is approximately $3.3 million of unused grant funds remaining and available for use through August 31, 2012 (the end of the original project period).  The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the IPCAVD grant, and can fluctuate dramatically based on the timing of the related expenditures.

Research and Development

During the three months ended March 31, 2012, we incurred $1,072,354 of research and development expense as compared to $838,467 during the three months ended March 31, 2011.  Research and development expenses can vary considerably on a period-to-period basis, depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties, and due to fluctuations in the timing of other external expenditures related to our IPCAVD grant from the NIH.  The increase in research and development expense during the three months ended March 31, 2012, as compared to the 2011 period, can mostly be attributed to costs associated with manufacturing a batch of our MVA vaccine.  Research and development expense also includes stock-based compensation expense of $20,732 and $53,885 for the three months ended March 31, 2012 and 2011, respectively (see discussion under “Stock-Based Compensation Expense” below). Our research and development costs do not include costs incurred by HVTN in conducting trials of GeoVax vaccines.

We expect that our research and development costs will increase during the remainder of 2012 and beyond as we continue to perform the activities supported by the IPCAVD grant, and as we progress into the later stages of clinical testing for our vaccine candidates currently in human clinical trials.

Our vaccine candidates still require significant, time-consuming and costly research and development, testing and regulatory clearances. Completion of clinical development will take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The costs of the ongoing Phase 2a clinical trial for our preventative vaccine and the recently initiated Phase 1 trial of our GM-CSF adjuvanted vaccine are being funded by the NIH (through HVTN), but we cannot be certain whether the NIH or any other external source will provide funding for further development.  We intend to seek government and/or third party support for future clinical human trials, but there can be no assurance that we will be successful. The duration and the cost of future clinical trials may vary significantly over the life of the project as a result of differences arising during development of the human clinical trial protocols, including, among others:

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

General and Administrative Expense

Our general and administrative expenses were $512,818 during the three months ended March 31, 2012, as compared to $661,813 during the three months ended March 31, 2011.  General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses.  General and administrative expense includes stock-based compensation expense of $60,844 and $111,230 for the three months ended March 31, 2012 and 2011, respectively (see discussion under “Stock-Based Compensation Expense” below).  The overall reduction in general and administrative expenses for the three months ended March 31, 2012, as compared to the 2011 period, is primarily due to lower legal, investor relations and stock-based compensation expenses. We expect that our general and administrative costs will increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $81,576 and $165,115 during the three months ended March 31, 2012 and 2011, respectively, which was allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to common stock and stock purchase warrants issued to consultants and financial advisors.  For the three months ended March 31, 2012 and 2011, stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2012	2011
General and Administrative Expense	$60,844	$111,230
Research and Development Expense	20,732	53,885
Total Stock-Based Compensation Expense	$81,576	$165,115

Other Income

Interest income for the three months ended March 31, 2012 and 2011 was $596 and $996, respectively.  The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II -- OTHER INFORMATION

Item1	Legal Proceedings

None.

Item 1A	Risk Factors

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information

During the period covered by this report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Item 6	Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)
2.2	First Amendment to Agreement and Plan of Merger (2)
2.3	Second Amendment to Agreement and Plan of Merger (3)
3.1	Certificate of Incorporation (4)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (5)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (6)
3.2	Bylaws (4)
4.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed March 20, 2012 (7)
10.1*	Amendment to Securities Purchase Agreement and Consent of Holders of Series A Convertible Preferred Stock, dated April 13, 2012
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101**
The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2012 and 2011 and for the period from inception (June 27, 2001) to March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2012 and 2011 and for the period from inception (June 27, 2001) to March 31, 2012, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 24, 2006.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 13, 2006.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 4, 2006.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on June 23, 2008.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 14, 2010.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 28, 2010.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 20, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC. (Registrant)

Date: May 14, 2012	By:	/s/ Mark W. Reynolds
Mark W. Reynolds Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX
Exhibit
Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Amendment to Securities Purchase Agreement and Consent of Holders of Series A Convertible Preferred Stock, dated April 13, 2012
101*
The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2012 and 2011 and for the period from inception (June 27, 2001) to March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2012 and 2011 and for the period from inception (June 27, 2001) to March 31, 2012, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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