Form 10-Q
period 2012-09-30
GeoVax Labs, Inc.
filed 2012-11-13
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes ☐    No ☒

As of November 13, 2012, 18,733,277 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.

Index

		Page

Part I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	1
	Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2012 and 2011 and for the period from inception (June 27, 2001) to September 30, 2012 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2012 and 2011 and for the period from inception (June 27, 2001) to September 30, 2012 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4	Controls and Procedures	13

Part II. – OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Mine Safety Disclosures	13

Item 5	Other Information	14

Item 6	Exhibits	14

SIGNATURES		15

Part 1 -- FINANCIAL INFORMATION

Item 1                 Financial Statements

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,583,819	$1,167,980
Grant funds receivable	248,535	183,515
Prepaid expenses and other current assets	46,912	66,508

Total current assets	1,879,266	1,418,003

Property and equipment, net of accumulated depreciation and amortization of $411,374 and $356,084 at September 30, 2012 and December 31, 2011, respectively	120,916	176,206

Other assets:
Licenses, net of accumulated amortization of $233,875 and $208,933 at September 30, 2012 and December 31, 2011, respectively	24,981	39,923
Deposits and other assets	11,010	11,010

Total other assets	35,991	50,933

Total assets	$2,036,173	$1,645,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,363	$138,339
Accrued expenses	102,372	125,869
Amounts payable to Emory University (a related party)	166,176	677,327

Total current liabilities	337,911	941,535

Commitments (Note 4)

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, $1,000 stated value; 788 and -0- shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	312,196	-
Common stock, $0.001 par value, 40,000,000 shares authorized; 18,733,277 and 16,442,611 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	18,733	16,443
Additional paid-in capital	25,524,390	23,319,166
Deficit accumulated during the development stage	(24,157,057)	(22,632,002)

Total stockholders’ equity	1,698,262	703,607

Total liabilities and stockholders’ equity	$2,036,173	$1,645,142

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception (June 27,2001) to September 30,
	2012	2011	2012	2011	2012
Grant revenue	$638,000	$1,297,006	$2,197,761	$3,943,041	$22,509,453

Operating expenses:
Research and development	601,690	1,089,938	2,386,460	3,313,857	28,017,136
General and administrative	334,166	583,386	1,339,300	1,824,579	18,986,959
Total operating expenses	935,856	1,673,324	3,725,760	5,138,436	47,004,095

Loss from operations	(297,856)	(376,318)	(1,527,999)	(1,195,395)	(24,494,642)

Other income (expense):
Interest income	1,077	466	2,944	1,917	343,254
Interest expense	-	-	-	-	(5,669)
Total other income (expense)	1,077	466	2,944	1,917	337,585

Net loss	$(296,779)	$(375,852)	$(1,525,055)	$(1,193,478)	$(24,157,057)

Basic and diluted:
Loss per common share	$(0.02)	$(0.02)	$(0.09)	$(0.08)	$(2.13)
Weighted average shares outstanding	18,497,886	15,764,525	17,400,665	15,716,767	11,338,436

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		From Inception (June 27, 2001) to
	2012	2011	September 30, 2012

Cash flows from operating activities:
Net loss	$(1,525,055)	$(1,193,478)	$(24,157,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,232	81,277	635,869
Accretion of preferred stock redemption value	-	-	346,673
Stock-based compensation expense	247,318	519,747	6,607,057
Changes in assets and liabilities:
Grant funds receivable	(65,020)	49,361	(248,535)
Prepaid expenses and other current assets	(17,204)	36,405	(46,912)
Deferred offering costs	-	(134,194)	-
Deposits and other assets	-	-	(11,010)
Accounts payable and accrued expenses	(603,624)	128,452	426,701
Total adjustments	(368,298)	681,048	7,709,843
Net cash used in operating activities	(1,893,353)	(512,430)	(16,447,214)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(538,490)
Proceeds from sale of property and equipment	-	-	5,580
Net cash used in investing activities	-	-	(532,910)

Cash flows from financing activities:
Net proceeds from sale of common stock	310,160	-	15,836,468
Net proceeds from sale of preferred stock	1,999,032	-	2,727,475
Net cash provided by financing activities	2,309,192	-	18,563,943

Net increase (decrease) in cash and cash equivalents	415,839	(512,430)	1,583,819
Cash and cash equivalents at beginning of period	1,167,980	1,079,087	-

Cash and cash equivalents at end of period	$1,583,819	$566,657	$1,583,819

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$5,669

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

Our most advanced vaccines under development address the clade B subtype of the HIV virus that is most prevalent in the United States and the developed world.  Our vaccines are being evaluated to determine their potential to (a) prevent HIV infection and (b) to serve as a therapy for individuals who are already infected with HIV.  These vaccines are currently being evaluated in humans -- both in those infected with HIV and those who are not.

GeoVax is devoting all of its present efforts to research and development and is a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 915, “Development Stage Entities”.  We have funded our activities to date from government grants and clinical trial assistance, and from sales of our equity securities.  We will continue to require substantial funds to continue these activities.  We anticipate that our existing cash resources, combined with the proceeds from the NIH grants discussed in Note 7, will be sufficient to fund our planned activities into the second quarter of 2013.  The potential exercise of currently outstanding stock purchase warrants may provide additional operating funds.  In order to meet our future operating cash flow requirements, we intend to conduct additional offerings of our equity securities or convertible debt instruments. We are also seeking additional financial support for our research programs through government funding mechanisms.

The accompanying financial statements at September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.  Our operating results are expected to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 those accounting policies that we consider significant in determining our results of operations and financial position.  There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

2.           Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we expect to have a material impact on our financial statements.

3.           Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 13.2 million and 2.0 million shares at September 30, 2012 and 2011, respectively.

4.           Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta).  Future minimum lease payments pursuant to the 62 month operating lease total $30,840 for the remainder of 2012, $125,180 in 2013, and $128,920 in 2014.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of our clinical trials, and other research-related activities. As of September 30, 2012, we had approximately $532,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, of which we expect $387,000 will be due in 2012 and $145,000 in 2013.

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

The Series A Preferred Shares may be converted at any time at the option of the Purchasers into shares of our common stock at a conversion price of $0.75 per share (“Conversion Price”), for an initial aggregate total of 2,933,333 shares of our common stock (“Conversion Shares”).  The Series A Preferred Shares have a liquidation preference equal to the initial purchase price, have no voting rights, and are not entitled to a dividend.  Through September 30, 2012, a total of 1,412 Series A Preferred Shares have been converted into 1,882,667 shares of our common stock.  As of September 30, 2012, there were 788 shares of Series A Preferred Shares outstanding, convertible into 1,050,667 shares of our common stock.

Pursuant to the terms of the SPA, we issued to each Purchaser Series A, B and C Warrants (collectively, the “Warrants”), each to purchase up to a number of shares of our common stock equal to 100% of the Conversion Shares underlying the Series A Preferred Shares (up to 2,933,333 shares in the aggregate for each of the three series of warrants, or 8,799,999 shares in total) (“Warrant Shares”).  The Series A Warrants have an exercise price of $1.00 per share, are exercisable immediately, and expire on March 21, 2017.  The Series B Warrants have an exercise price of $0.75 per share, are exercisable immediately, and expire on March 21, 2013. The Series C Warrants have an exercise price of $1.00 per share and expire on March 21, 2017, but only vest and become exercisable upon, and in proportion to, the exercise of the one-year Series B Warrants.  The Warrants contain anti-dilution provisions, which may, under certain circumstances, reduce the exercise price (but have no effect on the number of shares subject to the Warrants) if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the exercise price of the Warrants, or if we announce plans to do so.

In connection with the sale of the Series A Preferred Shares, we entered into a Registration Rights Agreement (“RRA”) with the Purchasers, pursuant to which we filed a registration statement with the Securities and Exchange Commission (“SEC”) on April 3, 2012 covering resale of the Conversion Shares and the Warrant Shares.   It was declared effective by the SEC on April 13, 2012

Accounting Treatment and Allocation of Proceeds.  We first assessed the Series A Preferred Shares under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and determined such preferred stock not to be a liability under ASC 480.  We next assessed the preferred stock under ASC Topic 815. “Derivatives and Hedging” (“ASC 815”).  The preferred stock contains an embedded feature allowing an optional conversion by the holder into common stock which meets the definition of a derivative.  However, we believe that the preferred stock is an “equity host” (as described by ASC 815) for purposes of assessing the embedded derivative for potential bifurcation and determined that the optional conversion feature is clearly and closely associated to the preferred stock host; we therefore determined that the embedded derivative does not require bifurcation and separate recognition under ASC 815.  We then assessed the preferred stock under ASC Topic 470, “Debt” (“ASC 470”), and determined there to be a beneficial conversion feature (“BCF”) requiring recognition at its intrinsic value.  Since the conversion option of the preferred stock was immediately exercisable, the amount allocated to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the preferred stock.  We also assessed the warrants issued in connection with the financing under ASC 815 and determined that they do not initially meet the definition of a derivative, but will require evaluation on an on-going basis.

The following is a summary of the allocation of the net proceeds from the preferred stock financing, and reconciliation to the carrying value at September 30, 2012:

Net proceeds after transaction costs	$1,999,032
Less: Fair value of warrants (recorded to Additional Paid-in Capital)	(1,127,418)
Beneficial conversion feature (recorded to Additional Paid-in Capital)	(762,667)
Net proceeds allocated to preferred stock	108,947
Accretion of beneficial conversion feature (deemed dividend)	762,667
Initial carrying value of preferred stock	871,614
Conversions to common stock	(559,418)
Carrying value of preferred stock at September 30, 2012	$312,196

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

We occasionally issue shares of our common stock to third party financial advisors or consultants in exchange for services.  During the nine month period ended September 30, 2011 we issued 129,245 shares for such purposes and recorded $150,000 of general and administrative expense.  During the nine month period ended September 30, 2012, no such shares were issued.

Stock Options

The Company maintains a stock option plan that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants.  The following table presents a summary of stock option transactions during the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	928,242	$5.43
Granted	39,500	0.93
Exercised	--	--
Forfeited or expired	(80,600)	4.60
Outstanding at September 30, 2012	887,142	$5.30
Exercisable at September 30, 2012	593,432	$7.11

During the three month and nine month periods ended September 30, 2012, we recorded share-based compensation expense related to stock options of $84,742 and $247,318, as compared to $102,804 and $364,410 for the three month and nine month periods ended September 30, 2011, respectively.  Share-based compensation expense is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee/consultant classification.  As of September 30, 2012, there was $240,751 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.6 years.

Stock Purchase Warrants

We have issued stock purchase warrants in connection with financing transactions and also in exchange for services from consultants and others.  The following table presents a summary of stock purchase warrant transactions during the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,870,559	$7.96
Issued – Series A Warrants (1)	2,933,333	1.00
Issued – Series B Warrants (1)	2,933,333	0.75
Issued – Series C Warrants (1)	2,933,333	1.00
Issued – Other Warrants (2)	612,001	1.00
Exercised	--	--
Forfeited or expired	(57,000)	7.00
Outstanding at September 30, 2012	11,225,559	$2.06
Exercisable at September 30, 2012	8,288,526	$2.44

(1)      See discussion under “Series A Convertible Preferred Stock” above.
(2)      See discussion under “Common Stock” above.

From time to time we may issue stock purchase warrants to consultants or other service providers in exchange for services, and record the related expense over the service period, or upon the date, that the service was rendered.  During the three and nine month periods ended September 30, 2012, we recorded no expense for such warrants, as compared to general and administrative expense of $1,779 and $5,337 for the comparable periods of 2011, respectively.  As of September 30, 2012, there was no unrecognized compensation expense related to compensatory warrant arrangements.

Common Stock Reserved

A summary of our common stock reserved for future issuance is as follows as of September 30, 2012:

Series A Convertible Preferred Stock	1,050,667
Common Stock Purchase Warrants	11,225,559
Equity Incentive Plans	1,197,529
Total	13,473,755

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

7.           NIH Grant Funding

In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program.  We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production.  The original project period for the grant covered a five year period ending in August 2012, but was recently extended for an additional one year period.  The aggregate award totaled $20.4 million, with approximately $1.9 million remaining and available for use as of September 30, 2012.

In September 2012, the NIH awarded us an additional grant of $1.9 million to support development of versions of our HIV/AIDS vaccines to address the clade C subtype of the HIV virus prevalent in the developing world.  The project period of this grant covers a one year period ending in August 2013.  There is approximately $1.8 million of unspent funds from this grant remaining and available for use as of September 30, 2012.

We record revenue associated with these grants as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations.

8.           Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory.  The expense associated with these ongoing patent cost reimbursements to Emory amounted to $89,885 during the nine month period ended September 30, 2012.

We have entered into two research agreements with Emory for the purpose of conducting research and development activities associated with our IPCAVD grant from the NIH (see Note 7).  During the nine month period ended September 30, 2012, we recorded $457,438 of expense associated with these contracts.  All amounts paid to Emory under these agreements are reimbursable to us pursuant to the NIH grant.

In March 2008, we entered into a consulting agreement with Donald Hildebrand, a former member of our Board of Directors and our former President and Chief Executive Officer, pursuant to which Mr. Hildebrand provides business and technical advisory services to the Company.  The term of the consulting agreement, as amended, began on April 1, 2008 and will end on December 31, 2012.  During the nine month period ended September 30, 2012 we recorded $18,000 of expense associated with the consulting agreement.

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

Our most advanced vaccines under development address the clade B subtype of the HIV virus that is most prevalent in the United States and the developed world.  Our vaccines are being evaluated to determine their potential to (a) prevent HIV infection and (b) to serve as a therapy for individuals who are already infected with HIV.  These vaccines are currently being evaluated in human clinical trials -- both in those infected with HIV and those who are not.

We have neither received regulatory approval for any of our vaccine candidates, nor do we have any commercialization capabilities; therefore, it is possible that we may never successfully derive significant product revenues from any of our existing or future development programs or product candidates.

We expect for the foreseeable future our operations will result in a net loss on a quarterly and annual basis.  As of September 30, 2012, we had an accumulated deficit of $24.2 million.

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

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of $1,583,819 and total assets of $2,036,173, as compared to $1,167,980 and $1,645,142, respectively, at December 31, 2011. Working capital totaled $1,541,355 at September 30, 2012, compared to $476,468 at December 31, 2011.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $1,893,353 for the nine month period ended September 30, 2012 as compared to $512,430 for the comparable period in 2011.  Generally, the differences between periods are due to fluctuations in our net losses which, in turn, result primarily from fluctuations in expenditures from our research activities, offset or increased by net changes in our assets and liabilities.

The costs of conducting all of our human clinical trials to date, except for our ongoing Phase 1/2 therapeutic trial, have been borne by the HVTN, funded by the NIH, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. The HVTN and the NIH are also bearing the cost of conducting our ongoing Phase 2a preventive trial and for a Phase 1 clinical trial of the GM-CSF adjuvanted version of our vaccine which began in April 2012.  We are also planning a Phase 1 therapeutic clinical trial to investigate the use of our vaccine in combination with standard-of-care drug therapy in HIV-positive young adults; we expect this trial to commence in 2013 with sponsorship by the International Maternal Pediatric Adolescent AIDS Clinical Trial Group (IMPAACT) and funding from the NIH.  Additionally, we are having discussions with the HVTN and NIH with regard to the conduct of a Phase 2b clinical trial of our preventive vaccine (planned to begin in 2014), and we expect the NIH will provide support for this trial as well.  Until these planned trials begin, however, we cannot be certain of the NIH, HVTN or IMPAACT support; and we cannot predict the level of support, if any, we may receive in the future from the NIH (or other external sources) for any additional clinical trials.

Our operations are partially funded by grants awarded to us by the NIH to support our HIV/AIDS vaccine programs. As of September 30, 2012, there is approximately $3.7 million of unused grant funds remaining and available for use. The funding we receive pursuant to these grants is recorded as revenue at the time the related expenditures are incurred, and thus partially offsets our net losses.

We are pursuing additional grants from the federal government. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Therefore, it will be necessary for us to look to other sources of funding in order to finance our development activities.

Cash Flows from Investing Activities

Our investing activities have consisted predominantly of capital expenditures. There were no capital expenditures during the nine months ended September 30, 2012 or for the comparable period in 2011.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2,309,192 for the nine month period ended September 30, 2012, as compared to $0 for the comparable period in 2011.

During January 2012, we received $310,160 from stock sales (including $36,800 received in payment of a stock subscription receivable from December 2011) pursuant to a private placement offering which commenced in December 2011.

In March 2012, we sold shares of Series A convertible preferred stock to three institutional investors for an aggregate purchase price of $2.2 million, and five-year Class A warrants to purchase an aggregate of 2,933,333 shares of our common stock at $1.00 per share.  Net cash proceeds from the financing transaction after commissions and other expenses were approximately $2.0 million.  The preferred stock is convertible at any time into shares of our common stock at $0.75 per share (initially 2,933,333 shares in the aggregate), subject to adjustment as provided in the certificate of designation.  We also granted to the investors a one-year additional purchase right, evidenced in the form of Class B warrants to purchase up to 2,933,333 of our common stock for one year with an exercise price of $0.75 per share, and five-year Class C warrants to purchase up to 2,933,333 shares of our common stock at $1.00 per share.  The Class B warrants are immediately exercisable.  The Class C warrants only become exercisable at the time, and to the extent, that the Class B warrants are exercised.  Through September 30, 2012, a total of 1,412 Series A Preferred Shares have been converted into 1,882,667 shares of our common stock.  As of September 30, 2012, there were 788 shares of Series A Preferred Shares outstanding, convertible into 1,050,667 shares of our common stock.

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

We anticipate that our current working capital combined with the proceeds from the IPCAVD grant awarded from the NIH will be sufficient to support our planned level of operations into the second quarter of 2013.  The potential exercise of currently outstanding stock purchase warrants may provide additional operating funds.  We anticipate raising additional capital during 2012 or 2013, although there can be no assurance that we will be able to do so. While we believe that we will be successful in obtaining the necessary financing to fund our operations through government grants, exercise of options and warrants, and/or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of September 30, 2012, we had firm purchase obligations of approximately $532,000 as compared to approximately $478,000 at December 31, 2011.  We have no committed lines of credit and no other committed funding or long-term debt.  We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Net Loss

We recorded a net loss of $296,779 for the three months ended September 30, 2012, as compared to a net loss of $375,852 for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, we recorded a net loss of $1,525,055, as compared to a net loss of $1,193,478 for the nine months ended September 30, 2011.  Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

During the three and nine month periods ended September 30, 2012, we recorded grant revenue of $638,000 and $2,197,761, respectively, as compared to $1,297,006 and $3,943,041, respectively, during the comparable periods of 2011. Our grant revenues relate to grants awarded to us by the NIH to support our HIV/AIDS vaccine programs.  As of September 30, 2012, there is approximately $3.7 million of unused grant funds remaining and available for use.  The variance in our grant revenues from period to period is directly related to our expenditures for activities supported by the IPCAVD grant, and can fluctuate dramatically based on the timing of the related expenditures.

Research and Development

During the three month and nine month periods ended September 30, 2012, we incurred $601,690 and $2,386,460, respectively, of research and development expense as compared to $1,089,938 and $3,313,857, respectively, during the three month and nine month periods ended September 30, 2011. Research and development expenses can vary considerably on a period-to-period basis, depending on our need for vaccine manufacturing and testing of manufactured vaccine by third parties, and due to fluctuations in the timing of other external expenditures related to our grants from the NIH.  The decrease in research and development expense during the 2012 periods, as compared to 2011, is attributable to lower costs associated with our vaccine manufacturing activities and lower costs associated with our NIH grant-related subcontracts.  Research and development expense for the three month and nine month periods of 2012 includes stock-based compensation expense of $20,468 and $61,355, respectively, while the comparable periods of 2011 include stock-based compensation expense of $37,754 and $142,858, respectively (see discussion under “Stock-Based Compensation Expense” below). Our research and development costs do not include costs incurred by HVTN in conducting trials of GeoVax vaccines.

We expect that our research and development costs will increase during the remainder of 2012 and beyond as we continue to perform the activities supported by the NIH grants and produce vaccine material for use in future clinical trials, and as we progress into the later stages of clinical testing for our vaccine candidates currently in human clinical trials.

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

General and Administrative Expense

During the three month and nine month periods ended September 30, 2012, we incurred general and administrative costs of $334,166 and $1,339,300 , respectively, as compared to $583,386 and $1,824,579, respectively, during the comparable periods in 2011. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses.  General and administrative expense for the three month and nine month periods of 2012 include stock-based compensation expense of $64,274 and $185,963, respectively; while the comparable periods of 2011 include stock-based compensation expense of $156,829 and $376,889, respectively (see discussion under “Stock-Based Compensation Expense” below).  The overall reduction in general and administrative expenses during the 2012 periods, as compared to the 2011, is primarily due to lower patent, investor relations and stock-based compensation expenses. We expect that our general and administrative costs will increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $84,742 and $247,318 during the three month and nine month periods ended September 30, 2012, respectively, as compared to $194,583 and $519,747, respectively, during the comparable periods of 2011.  We allocate stock-based compensation expense to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to stock purchase warrants issued to consultants and financial advisors.  For the three month and nine month periods ended September 30, 2012 and 2011, stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Expense Allocated to:	2012	2011	2012	2011
General and Administrative Expense	$64,274	$156,829	$185,963	$376,889
Research and Development Expense	20,468	37,754	61,355	142,858
Total Stock-Based Compensation Expense	$84,742	$194,583	$247,318	$519,747

Other Income

Interest income for the three month and nine month periods ended September 30, 2012 was $1,077 and $2,944, respectively, as compared to $466 and $1,917, respectively, for the three months and nine months ended September 30, 2011.  The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101**
The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three month and nine month periods ended September 30, 2012 and 2011 and for the period from inception (June 27, 2001) to September 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2012 and 2011 and for the period from inception (June 27, 2001) to September 30, 2012, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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

GEOVAX LABS, INC.
(Registrant)

Date: November 13, 2012	By:	/s/ Mark W. Reynolds
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
Sarbanes-Oxley Act of 2002.
101*
The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three month and nine month periods ended September 30, 2012 and 2011 and for the period from inception (June 27, 2001) to September 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2012 and 2011 and for the period from inception (June 27, 2001) to September 30, 2012, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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