Form 10-K
period 2012-12-31
GeoVax Labs, Inc.
filed 2013-03-18
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For fiscal year ended December 31, 2012

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

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2012, based on the closing price on that date was $10,176,944.

Number of shares of Common Stock outstanding as of March 15, 2013: 20,499,944.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III

ii

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

Our vaccines are being evaluated to determine their potential to (a) prevent HIV infection and (b) to serve as a treatment for individuals who are already infected with HIV.  These vaccines are currently being evaluated in human clinical trials.

Our most advanced vaccines under development are designed to function against the clade B subtype of the HIV virus that is prevalent in the Americas and western Europe.  An estimated 3.3 million people are infected with clade B HIV virus worldwide, with 130,000 new infections each year (between 55,000 and 58,000 in the United States).  The cost of treating HIV-infected individuals in the U.S. is estimated at $500,000 for each infected individual over their lifetime.

Subject to the availability of funding support from governmental or nongovernmental organizations, we also plan to develop vaccines designed for use to combat the subtypes of HIV that predominate in the developing countries.  We have licensed from the U.S. National Institutes of Health (NIH) the modified vaccinia Ankara (MVA) construct for the clade C version of HIV prevalent in South Africa and India, and have begun early development work a vaccine for this subtype of the virus.

Work on our vaccines began during the 1990s at Emory University in Atlanta, Georgia, under the direction of Dr. Harriet L. Robinson, who is now our Chief Scientific Officer. Our vaccine technology was developed in collaboration with researchers at Emory University, the NIH, and the U.S. Centers for Disease Control and Prevention (CDC). The technology developed by the collaboration is exclusively licensed to us from Emory University. We also have nonexclusive licenses to certain patents owned by the NIH and exclusive license rights to certain manufacturing process patents of MFD, Inc.

Our Vaccine Pipeline

The following table summarizes key information regarding our vaccine candidates:

Vaccine			Clinical
Candidate	Indication	Stage of Development	Trial Sponsor
Clade B Vaccines (Americas, Western Europe)
DNA/MVA	Prevention	Clinical – Phase 2a completed	NIH/HVTN
DNA-G/MVA	Prevention (2nd generation)	Clinical – Phase 1	NIH/HVTN
		Planning – Phase 2 efficacy	NIH/HVTN
DNA/MVA	Therapeutic (treatment interruption)	Clinical – Phase 1/2	GeoVax
DNA-G/MVA	Therapeutic (drug combo)	Planning – Phase 1	NIH/IMPAACT

Clade C Vaccines (South Africa, India)
DNA-G/MVA	Prevention	Research/Preclinical	n/a
DNA-G/MVA	Therapeutic	Research/Preclinical	n/a

Our clade B preventive vaccines are being tested in humans by the HIV Vaccine Trials Network (HVTN) and are funded by the NIH. The first generation of our preventive vaccine is one of only 5 vaccine candidates out of more than 90 tested by the HVTN to have successfully progressed to Phase 2 clinical testing.  In Phase 1 human trials in uninfected people (150 total participants), our vaccines showed excellent safety and induced both anti-viral antibodies and anti-viral T cells.

A 300 participant Phase 2a clinical trial of our preventive vaccine (HVTN 205) further tested safety and immunogenicity of the two most promising regimens evaluated in Phase 1:  (1) Priming with DNA at months 0 and 2 and boosting with MVA at months 4 and 6 (DDMM regimen) and (2) priming and boosting with MVA at months 0, 2 and 6 (MMM regimen).  The HVTN 205 trial was completed in 2012 and was the subject of an oral presentation at the AIDS Vaccine 2012 Conference in September 2012. The Phase 2a trial confirmed the Phase 1 results, setting the stage for Phase 2 efficacy trials. We expect formal publication of the full study results by the end of 2013.

The NIH and HVTN are also sponsoring and conducting a Phase 1 clinical trial of a new version of our preventive vaccine. GeoVax’s second-generation vaccines include the use of an adjuvant together with our DNA/MVA vaccine.  Adjuvants are additives to vaccines that improve vaccine efficacy.  One of these, granulocyte-macrophage colony-stimulating factor (GM-CSF), a normal human protein that stimulates the first stages of immune responses, has shown particular promise.  When GM-CSF is co-expressed in our DNA priming vaccine, with a subsequent boost with our MVA vaccine, the vaccine achieved 70% prevention of infection with a >90% reduction in the per exposure risk of transmission in a study employing 12 successive weekly exposures to simian immunodeficiency virus (The Journal of Infectious Diseases 204:164 (2011)). The 48-participant Phase 1 trial is fully enrolled and we expect it to be completed in late 2013.  Pending successful outcome of this trial, we expect to carry forward this version of our preventive vaccine into Phase 2 efficacy testing.  We have begun discussions about protocol development and funding for the Phase 2 trial with potential government sponsors.

Our therapeutic vaccine is currently in a pilot Phase 1/2 clinical trial in HIV-positive individuals who are on standard-of-care drug therapy with well-controlled infections.  Through a “treatment interruption” protocol, this 9-participant trial is investigating the concept of removing patients from drug therapy following inoculation with our vaccine to evaluate how well our vaccine may stimulate the patient’s own immune system to successfully control their infection.  We have completed patient enrollment of this study and expect to begin generating data in late 2013, which might indicate the potential use of our vaccines to treat HIV infection, either as a standalone therapy or in conjunction with an oral drug regimen.

We are also planning a Phase 1 clinical trial to investigate the use of our therapeutic vaccine in combination with standard-of-care drug therapy in young adults.  We expect this trial to be conducted by the International Maternal Pediatric Adolescent AIDS Clinical Trial Group (IMPAACT) with financial support from the NIH.  The NIH has recently prioritized searching for a cure for those individuals who are HIV positive. Because of the mechanisms by which current oral drugs work, if the virus is in a latent phase these drugs are not effective, thus it is impossible to totally eradicate the virus. Current approaches to a cure include using an effective vaccine and oral medication together to more effectively eradicate the virus. This trial has been assigned a clinical study number (P-1082) and we expect that this study will commence in mid-2013.

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

AIDS is considered by many in the scientific and medical community to be the most lethal infectious disease in the world. According to the 2011 World AIDS Day Report published by UNAIDS, the Joint United Nations Programme on HIV/AIDS, at the end of 2010, an estimated 34 million people were living with HIV worldwide, with approximately 2.7 million newly infected in 2010 alone. Approximately 25 million people infected with HIV have died since the 1981 start of the HIV pandemic. The United States currently suffers about 56,000 infections per year.

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

Our initial work focused on the development of a preventive vaccine for use in uninfected humans to prevent infection should they be exposed to the virus. Later, based on encouraging data in preclinical primate models, we undertook the development of a therapeutic vaccine for use in HIV infected humans to supplement approved drug regimens. For both preventive and therapeutic applications, our primary focus is on a vaccine for use against clade B, which is common in the United States and the industrially developed world. However, if efficacy is documented against clade B, we plan to develop vaccines designed for use to combat the subtypes of HIV that predominate in developing countries, including clades A, C and an AG recombinant. We have licensed from the NIH the MVA construct for the clade C version of HIV prevalent in South Africa and India, and have begun early development work on a vaccine for this subtype of the virus.

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

Preclinical Studies. During the development of our preventive vaccines, preclinical efficacy trials were conducted by vaccinating non-human primates with simian immunodeficiency virus prototypes of our HIV vaccines and then testing them for resistance to simian immunodeficiency virus. The experimental data produced by these trials documented the ability of the simian prototypes of our vaccines to induce immune responses that can prevent infection as well as reduce the levels of viral replication in those animals that become infected.

GeoVax’s second-generation vaccines include the use of adjuvants together with our DNA/MVA vaccine.  Adjuvants are additives to vaccines that improve vaccine efficacy.  One of these, GM-CSF, a normal human protein that stimulates the first stages of immune responses, has shown particular promise.  In normal humans, GM-CSF stimulates the expansion and differentiation of cells in the macrophage and dendritic cell lineages that promote immune responses. The use of GM-CSF in humans is anticipated to have good safety based on its licensure for stimulating production of white blood cells after autologous bone marrow transplantation, as a treatment for fungal infections, and as an adjuvant for the Provenge® prostate cancer vaccine.  In preclinical studies in non-human primates, co-expression of GM-CSF in a simian prototype of the DNA vaccine improved the ability of the vaccine to prevent infection. In a study employing 12 successive weekly exposures to simian immunodeficiency virus (SIV), vaccinating in the presence of co-expressed GM-CSF prevented infection in 70% of the animals for a 90% reduction in per exposure risk of transmission, whereas vaccinating in the absence of the co-expressed GM-CSF prevented infection in only 25% of animals and achieved a less effective 60% reduction in the per exposure risk of transmission (The Journal of Infectious Diseases, 204:164 (2011)).

Survivors from this first series of exposures were rested a year, boosted once with the MVA vaccine, and then exposed to a 2nd series of challenges (Figure 2). Greater than 90% reduction in risk of infection per exposure was achieved against the 2nd series of exposures. Survivors of this 2nd series of exposures were again rested for 6 months and then exposed to a 3rd series of challenges. Again, 94% reduction in risk of infection per exposure was achieved.  The 1st two series of exposures were to SIVE660, a virus that has neutralization characteristics like viruses undergoing transmission in the current epidemic.  The 3rd series of challenges was with SIV251, a virus that is considered the most potent SIV used in nonhuman primate studies and is an outlier in its high resistance to neutralization.

Figure 2.  Schematic of serial exposures testing vaccine efficacy.  Heavy vertical arrows indicate vaccinations, clusters of thin arrows, serial exposures.  Exposures to virus were rectal to mimic mucosal transmissions.   Protection against the 3rd series of exposures is shown in Figure 3C below.

To our knowledge, the level of protection achieved by the simian prototype for the GeoVax GM-CSF-adjuvanted HIV vaccine is unprecedented and far better than has been achieved with simian prototypes of other vaccines currently in, or slated for efficacy trials (see Figure 3 below).  Figure 3A shows prevention of serial infections by the vaccine currently in efficacy trials that was developed by the NIH Vaccine Research Center.  This vaccine consists of priming with a DNA vaccine and boosting with a recombinant Adenovirus 5 vaccine (DNA/Ad5).  When challenged with SIV251, vaccinated animals were infected more rapidly than the unvaccinated animals.  Figure 3B shows a Johnson and Johnson (Crucell) vaccine developed at Harvard and tested in conjunction with the U.S. military.  This vaccine initially provides some protection, however only 13% of the animals remained protected after 6 exposures to SIV251.  Figure 3C shows data from serial exposures to the simian prototype for the GeoVax GM-CSF-co-expressing vaccine. This vaccine has provided a 72% per exposure reduction in risk of infection over 12 serial exposures.

Figure 3. Comparison of protection against serial exposures to SIV251 induced by vaccines undergoing or slated for efficacy trials.

A.    Vaccine consisting of priming with a recombinant canarypox vaccine and boosting with a bivalent mixture of the gp120 subunit of the Env protein from HIV clades B and C.  This vaccine regimen progressed to
Phase 3 human clinical testing in Thailand, yielding 31% protection.
B.    Vaccine consisting of priming with an adenovirus 26 vaccine (Ad26) and boosting with an MVA vaccine developed by Harvard and the U.S. Military, owned by Johnson and Johnson (Crucell) and slated for an efficacy trial in South Africa.
C.     GeoVax vaccine consisting of priming with a GM-CSF co-expressing DNA and boosting with MVA

Preclinical Studies – Therapeutic Vaccine. In 2007-2008, data were generated in three pilot studies on therapeutic vaccination in simian immunodeficiency virus-infected non-human primates. The vaccine used in these pilot studies was specific for simian immunodeficiency virus but with the design features of our HIV/AIDS vaccine. In these pilot studies, conducted at Yerkes National Primate Research Center of Emory University, non-human primates were infected, drug-treated, vaccinated and then drug-interrupted.  Following treatment interruption, median levels of virus in blood, measured as viral RNA, were 10 to 1000-times lower (overall median of 100-times lower) than those measured prior to drug and vaccine treatment.  The therapeutic reductions in virus levels were associated with the vaccination regimen eliciting T-cells (a form of white blood cell) with functional characteristics known to successfully control viral infections.

Preventive Vaccine — Phase 1 Human Clinical Trials. All of our preventive vaccination trials in humans have been conducted by the HIV Vaccine Trials Network (HVTN) a network that is funded and supported by the NIH. The HVTN is the largest worldwide clinical trials network focused on the development and testing of HIV/AIDS vaccines. The results of a two group, 30 participant, Phase 1 trial (designated HVTN 045) are published in AIDS RESEARCH AND HUMAN RETROVIRUSES 22:678 (2006) and of a four group 120 participant trial (HVTN 065) in The Journal of Infectious Diseases 203:610 (2011).  Our Phase 1 trials have tested both safety and dosing regimens.

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

The HVTN is also sponsoring and conducting Phase 1 clinical testing in humans of a new version of our preventive vaccine that has substantially enhanced prevention of infection in non-human primates.  This vaccine co-expresses GM-CSF as an adjuvant and achieved a much higher level of prevention of infection than our unadjuvanted vaccine in non-human primate testing.  Prevention of infection is seen for serial challenges with tested animals being protected against more than 34 challenges administered over two and one-half years in a >3 year vaccine trial.   The co-expressed GM-CSF enhances antibody responses with the enhanced prevention of infection correlating with enhanced tightness of binding of the antibody to the viral envelope glycoprotein that mediates HIV entry into cells. Commencement of a 48 participant Phase 1 clinical testing of the GM-CSF co-expressing vaccine in a trial designated HVTN 094 began in 2012 and is fully enrolled.  The study will assess safety and immunogenicity of the adjuvanted vaccine at low-dose and full-dose regimens and is expected to be completed in late 2013.  Pending successful outcome of this trial, we expect to carry forward this version of our preventive vaccine into Phase 2 efficacy testing.

Preventive Vaccine — Phase 2 Human Clinical Trials. Based on the safety and the immunogenicity results in the HVTN 045 and HVTN 065 trials, the full dose DNA/MVA and MVA-only regimens were selected for testing by the HVTN in a Phase 2a trial (designated HVTN 205) which was completed in 2012 and the subject of an oral presentation at the AIDS Vaccine 2012 Conference in September 2012.  Both vaccine regimens appeared safe and well-tolerated. Similar to Phase 1 testing, the DNA/MVA regimen induced higher rates of T cell responses whereas the MVA-only regimen induced higher rates of antibody responses. Antibody responses to the HIV Envelope protein were seen in more than 90 percent of both groups. The Phase 2a trial confirmed Phase 1 results, setting the stage for Phase 2 efficacy trials. We expect formal publication of the full study results by the end of 2013.

Phase 2 Efficacy Trial Planning. Pending successful outcome of Phase 1 testing of our second generation vaccine (GM-CSF adjuvanted), we expect to carry forward this version of our preventive vaccine into Phase 2 efficacy testing. We are currently in discussions with the HVTN regarding protocol development for Phase 2 efficacy testing.  Depending on government funding support and other considerations, the Phase 2 trial may have as many as 4,200 participants equally divided between placebo and vaccine groups, or it may be a multi-stage trial with additional study groups.  We anticipate knowing more about the trial design and the government funding consortium in late 2013.

Therapeutic Vaccine —Human Clinical Trials. To help treat those people who are already infected with HIV, we are testing the feasibility of using our vaccine to supplement, or even eliminate, the need for antiretroviral therapeutic drugs in HIV-infected individuals. Antiretroviral therapeutic drugs, which are taken for life by individuals once infected with HIV, have side effects and are expensive, costing $12,000 - $15,000 per year (drug cost only, not including physician visits and related costs).  And according to a 2010 study by the CDC, of those individuals in the United States who are diagnosed with HIV, only 35% ultimately achieve stable viral load suppression through drug treatment.  Thus, even in the United States where the availability of drugs and treatment is good, there is still obvious compelling need for therapies that complement drugs.

Phase 1/2 Trial (Treatment Interruption). Based on encouraging preclinical data, we are conducting a pilot Phase 1/2 clinical trial in HIV-infected individuals who began successful antiretroviral drug treatment within 18 months of a negative HIV-1 antibody test. The primary goals of this clinical trial are to document the safety and immunogenicity of the vaccine in patients with well-controlled infections.  Vaccine efficacy will be directly assessed through a brief period of anti-retroviral drug cessation.  We have completed patient enrollment of this 9 participant study and expect to begin generating data in late 2013, which might indicate the potential use of our vaccines to treat HIV infection, either as a standalone therapy or in conjunction with an oral drug regimen.

Phase 1 Trial Planning (Drug Combo). We are also planning a Phase 1 clinical trial to investigate the use of our vaccine in combination with standard-of-care drug therapy in young adults.  We expect this trial to be conducted by the International Maternal Pediatric Adolescent AIDS Clinical Trial Group (IMPAACT) with financial support from the NIH. The NIH has recently prioritized searching for a cure for those individuals who are HIV positive. Because of the mechanisms by which current oral drugs  work, if the virus is in a latent phase these drugs are not effective, thus it is impossible to totally eradicate the virus. Current approaches to a cure include using an effective vaccine and oral medication together to more effectively eradicate virus.   This trial is planned to have two groups of 20 participants, one of which will remain on drugs while being vaccinated and the second of which will remain on drugs but receive placebo.  The participants will be monitored for vaccine-associated reductions in viral reservoirs. This trial has been assigned a clinical study number (P-1082) and we expect it to begin in mid-2013.

Support from the United States Government

With the exception of the Phase 1/2 therapeutic trial (treatment interruption protocol), all of our human clinical trials to date have been conducted by the HVTN and funded by NIH.  The NIH is also supporting the ongoing Phase 1 trial of our second generation vaccine (GM-CSF adjuvanted), and we anticipate their support for our planned Phase 1 trial with IMPAACT for the therapeutic use of our vaccine. Our responsibility for these clinical trials has been to provide sufficient supplies of vaccine materials and technical expertise when necessary.  We are currently in discussions with the HVTN regarding protocol development and government support for Phase 2 efficacy testing of our preventive vaccine.  We anticipate knowing more about the trial design and the government funding consortium in late 2013.

In September 2007, the NIH awarded us an Integrated Preclinical-Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program, which was subsequently amended such that the total award now totals approximately $20.4 million. The original project period for the grant covered a five year period ending in August 2012, but was extended for an additional one year period.  As of December 31, 2012, there was approximately $1.6 million of this grant remaining and available for use.  IPCAVD grants are awarded on a competitive basis and are designed to support later stage vaccine research, development and human trials. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production.

In September 2012, the NIH awarded us an additional grant of $1.9 million to support development of versions of our HIV/AIDS vaccines to address the clade C subtype of the HIV virus prevalent in the developing world.  The project period of this grant covers a one year period ending in August 2013.  There is approximately $1.4 million from this grant remaining and available for use as of December 31, 2012.

Please refer to our Financial Statements at Item 15(a) of this report, and to Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7 of this report, for additional information regarding revenue.

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

In the United States, drugs are subject to rigorous federal and state regulation. The Federal Food, Drug and Cosmetic Act, as amended, or the FDC Act, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of medications and medical devices. Product development and approval within this regulatory framework is difficult to predict, takes a number of years and involves great expense.  The steps required before a pharmaceutical agent may be marketed in the United States include:

•	pre-clinical laboratory tests, in vivo pre-clinical studies and formulation studies;
•	the submission to the FDA of an Investigational New Drug (IND) application for human clinical testing which must become effective before human clinical trials can commence;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;
•	the submission of a New Drug Application to the FDA; and
•	FDA approval of the New Drug Application prior to any commercial sale or shipment of the product.

Each of these steps is described further below. In addition to obtaining FDA approval for each product, each domestic manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA’s Good Manufacturing Practices for products, drugs and devices.

Preclinical Testing. Pre-clinical testing includes laboratory evaluation of chemistry and formulation, as well as cell culture and animal studies to assess the safety and potential efficacy of the product. Pre-clinical safety tests must be conducted by laboratories that comply with the FDA’s Good Laboratory Practices, or GLP. The results of pre-clinical testing are submitted to the FDA as part of the IND application and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA.

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

•
Development of Our Therapeutic Vaccine Candidates.  We plan to focus our resources on developing our therapeutic vaccines to show initial proof of efficacy in humans.  We will leverage governmental support where possible.

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

•	New Business Opportunities. We will be open to new business development opportunities to potentially expand our technology and product pipeline or to otherwise provide additional revenue sources.

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

Development of Improved Manufacturing Techniques for MVA – The MVA component of our vaccine is currently manufactured in cells that are cultured from embryonated chicken eggs.   This is cumbersome and prone to contamination during the processing of the eggs required to make a large batch of vaccine.  GeoVax has explored a number of approaches to growing MVA in continuous cell lines that can be grown in bioreactors. In this process we have identified a duck stem-cell-derived line (termed EB66), that is proprietary to Vivalis, Ltd, Nantes France. We are currently working with Vivalis on the use of EB66 cells for the growth of our MVA vaccines and are pleased with the results the collaboration is obtaining. We anticipate that by the time process development is complete we will be producing vaccine at significantly higher titers, allowing for quality improvements over the current process as well as meaningful cost reductions.  The U.S. FDA has reviewed our early-stage plans for transitioning from MVA growth in egg-derived cells to a continuous cell line.

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

•
Patent Reimbursements.  During the term of the Emory License we are obligated to reimburse Emory University for ongoing third party costs in connection with the filing, prosecution and maintenance of patent applications subject to the Emory License. The expense associated with these ongoing patent cost reimbursements to Emory University amounted to $89,885, $249,907, and $193,674 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Research and Development

Our expenditures for research and development activities were $3,043,522, $4,276,375, and $4,793,956 during the years ended December 31, 2012, 2011 and 2010, respectively. As our vaccines continue to go through the process to obtain regulatory approval, we expect our research and development costs to continue to increase significantly as even larger human clinical trials proceed in the United States and foreign countries. We have not yet formulated any plans for marketing and sales of any vaccine candidate we may successfully develop. Compliance with environmental protection laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position to date.

Properties and Employees

We lease approximately 8,400 square feet of office and laboratory space located at 1900 Lake Park Drive, Suite 380, Smyrna, Georgia under a 62 month lease agreement which began November 1, 2009.  We believe this space is adequate for our current needs. As of March 15, 2013, we had nine full-time employees.  None of our employees are covered by collective bargaining agreements and we believe that our employee relations are good.

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

We have had no product revenue to date and there can be no assurance that we will ever generate any product revenue. We have experienced operating losses since we began operations in 2001. As of December 31, 2012, we had an accumulated deficit of approximately $24.8 million. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, pre-clinical, clinical, manufacturing and marketing efforts expand. Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of our product candidates, conduct pre-clinical tests and clinical trials, obtain the necessary regulatory approvals, and manufacture and market the resulting products. Unless we are able to successfully meet these challenges, we will not be profitable and may not remain in business.

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

The costs of conducting all of our human clinical trials to date for our preventive HIV vaccine have been borne by the HVTN, funded by the NIH, and we expect NIH support for additional clinical trials. GeoVax incurs costs associated with manufacturing the clinical vaccine supplies and other study support. We cannot predict the level of support we will receive from the HVTN or the NIH for any additional clinical trials.

Our operations are also partially supported by the NIH grants awarded to us to support our HIV/AIDS vaccine program. As of December 31, 2012, there is approximately $3.5 million of unused grant funds remaining and available for use through August 31, 2013. We intend to pursue additional grants from the federal government. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Furthermore, there is some risk that actual funding for grants could be delayed, cut back, or eliminated due to government budget constraints.  Therefore, it will be necessary for us to look to other sources of funding in order to finance our development activities.

Our current working capital, combined with proceeds from grants awarded to us from the NIH will be sufficient to support our planned level of operations into the first quarter of 2014.  In order to meet our operating cash flow requirements we plan additional offerings of our equity securities, debt, or convertible debt instruments.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

The current economic conditions may adversely impact our ability to raise capital.

The recent recession and adverse conditions in the national and global markets may negatively affect both our ability to raise capital and our operations in the future. The volatile equity markets and adverse credit markets may make it difficult for us to raise capital or procure credit in the future to fund the growth of our business, which could have a negative impact on our business and results of operations.

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

We have a limited active public market for our common shares.  A more active public market, allowing investors to buy and sell large quantities of our common stock, may never develop. Consequently, investors may not be able to liquidate their investments in the event of an emergency or for any other reason.

We have never paid dividends and have no plans to do so.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any potential return investors may have in our common stock will be in the form of appreciation, if any, in the market value of their shares of common stock.

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

If we fail to remain current in our reporting requirements, our securities could be removed from the OTC Market, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

United States companies trading on the OTC Market must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13. If we fail to remain current on our reporting requirements, we could be removed from the OTC Market. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

We expect to need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents, combined with anticipated cash flow from our NIH grants, will be sufficient to meet our anticipated cash needs into the first quarter of 2014.  In order to meet our operating cash flow requirements we plan additional offerings of our equity securities, debt, or convertible debt instruments. The sale of additional equity securities could result in additional dilution to our stockholders.  Certain equity securities, such as convertible preferred stock, or warrants, may contain anti-dilution provisions which could result in the issuance of additional shares at lower prices if we sell other shares below specified prices.  The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure investors that financing will be available in amounts or on terms acceptable to us, if at all.

Our directors and executive officers beneficially own a significant amount of our common stock and will be able to exercise significant influence on matters requiring stockholder approval.

Our directors and executive officers collectively beneficially own approximately 11.9% of our common stock as of March 15, 2013.  Consequently, our directors and executive officers as a group are able to exert significant influence over the election of directors and the outcome of most corporate actions requiring stockholder approval and our business, which may have the effect of delaying or precluding a third party from acquiring control of us. Furthermore, Emory University beneficially owns 22.5% of our common stock as of March 15, 2013. If our directors and executive officers move to act in concert with Emory University, their ability to influence stockholder actions will be even more significant.

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

Our outstanding warrants include warrants to purchase up to 7,033,332 shares of our Common Stock that were issued in March 2012.  Of these, warrants to purchase up to 1,166,666 shares have an exercise price of $0.60 per share, and warrants to purchase up to 5,866,666 shares have an exercise price of $1.00 per share. These warrants contain anti-dilution provisions, which may, under certain circumstances, reduce the exercise price (but have no effect on the number of shares subject to the warrants) to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the exercise price of the warrants, or if we announce plans to do so.  This potential reduction in exercise price could reduce the funds the Company receives upon exercise of the warrants, and increase the likelihood that a dilutive issuance will occur.

Our Common Stock is and likely will remain subject to the SEC’s “Penny Stock” rules, which may make its shares more difficult to sell.

Our Common Stock is currently and may remain classified as a “penny stock.” The SEC rules regarding penny stocks may have the effect of reducing trading activity in our shares, making it more difficult for investors to sell. Under these rules, broker-dealers who recommend such securities to persons other than institutional or accredited investors must:
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

Our certificate of incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of preferred stock. During 2012, we issued 2,200 shares of Series A Convertible Preferred Stock, of which 788 shares remain outstanding as of March 15, 2013.  We believe the terms of these preferred shares would not have a substantial impact on the ability of a third party to effect a change in control. The remaining shares of preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Certain provisions of the warrants we issued in March 2012 may make it more difficult for a third party to effect a change in control.

The warrants we issued in March 2012 contain provisions which permit the holders to require the payment  to them of an amount of cash equal to the value (based on a Black-Scholes computation) of the remaining unexercised portion of the warrants on the date of the consummation of a fundamental transaction (as defined, but generally a change in control of the Company) that is (i) an all cash transaction, (ii) a “going private” transaction, or (ii) a transaction involving a person or entity not traded on a national securities exchange.  The prospect of making such payments may discourage a potential third party acquirer.

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

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY,RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTC Market under the symbol “GOVX”.  The following table sets forth the high and low bid prices for our common stock for the periods indicated.  The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions:
	High	Low
2013
First Quarter (through March 15, 2013)	$0.85	$0.55
2012
Fourth Quarter	$0.89	$0.52
Third Quarter	$0.96	$0.76
Second Quarter	$1.07	$0.75
First Quarter	$1.24	$0.77
2011
Fourth Quarter	$1.94	$0.82
Third Quarter	$1.10	$0.80
Second Quarter	$1.40	$0.76
First Quarter	$1.53	$1.10

Holders

On March 15, 2013, there were approximately 900 holders of record of our common stock.  The number of record holders does not reflect the number of beneficial owners of our common stock for whom shares are held by brokerage firms and other institutions.

Dividends

We have not paid any dividends since our inception and do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this report that have not previously been reported on Form 10-Q or Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item will be included in our definitive proxy statement for our 2013 meeting of shareholders to be filed with the SEC under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by this reference.

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
	Years Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Total revenues (grant income)	$2,657,327	$4,899,885	$5,185,257	$3,668,195	$2,910,170
Net loss	(2,135,140)	(2,346,826)	(2,474,328)	(3,284,252)	(3,728,187)
Basic and diluted net loss per common share	(0.12)	(0.15)	(0.18)	(0.22)	(0.25)

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	1,477,970	1,645,142	2,357,834	4,315,597	3,056,241
Total stockholders’ equity	1,150,935	703,607	1,836,226	3,744,232	2,709,819

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

We expect for the foreseeable future our operations will result in a net loss on a quarterly and annual basis.  As of December 31, 2012, we had an accumulated deficit of $24.8 million.

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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements for the year ended December 31, 2012. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Liquidity and Capital Resources

At December 31, 2012, we had cash and cash equivalents of $1,035,925 and total assets of $1,477,970, as compared to $1,167,980 and $1,645,142, respectively, at December 31, 2011. Working capital totaled $1,017,439 at December 31, 2012, compared to $476,468 at December 31, 2011.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $2,441,247, $303,621, and $2,437,571 for the years ended December 31, 2012, 2011 and 2010, respectively. Generally, the differences between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities.  Our net losses generally fluctuate based on expenditures for our research activities, offset by government grant revenues.  During 2011, net cash used in operating activities was lower (as compared to 2010 and 2012) due mostly to higher than usual offsets for net changes in assets and liabilities (primarily a $430,402 change in deferred offering costs and a $419,927 change in accounts payable and accrued expenses).

The NIH has funded the costs of conducting all of our completed and ongoing human clinical trials to date, except for our ongoing pilot Phase 1/2 therapeutic trial, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support.  We expect the NIH will fund the costs of another Phase 1 therapeutic trial planned to begin in mid-2013. We are also having discussions with the HVTN and NIH with regard to the conduct of a Phase 2 efficacy trial of our preventive vaccine, and we expect the NIH will provide support for this trial as well.  We cannot, however, predict the level of support we will receive from the HVTN or the NIH for any additional clinical trials.

In addition to clinical trial support from the NIH, our operations are partially funded by NIH grants. We record the funding we receive pursuant to these grants as revenue at the time the related expenditures are incurred.  In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program.  We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production.  The original project period for the grant covered a five year period ending in August 2012, but was extended for an additional one year period.  The aggregate award totaled $20.4 million, with approximately $1.6 million remaining and available for use as of December 31, 2012.  In September 2012, the NIH awarded us an additional grant of $1.9 million to support development of versions of our HIV/AIDS vaccines to address the clade C subtype of the HIV virus prevalent in the developing world.  The project period of this grant covers a one year period ending in August 2013.  There is approximately $1.4 million from this grant remaining and available for use as of December 31, 2012.

We are pursuing additional grants from the federal government. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Therefore, it will be necessary for us to look to other sources of funding in order to finance our clinical trials and other vaccine development activities.

Cash Flows from Investing Activities

Our investing activities have consisted predominantly of capital expenditures. Capital expenditures for the years ended December 31, 2012, 2011 and 2010, were $-0-, $11,896, and $4,706, respectively, and during 2010, we received $5,580 in proceeds from the sale of equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2,309,192, $404,410, and $-0- for the years ended December 31, 2012, 2011 and 2010, respectively.

In March 2012, we sold 2,200 shares of Series A Convertible Preferred Stock to a group of institutional investors for an aggregate purchase price of $2.2 million, and five-year Class A warrants to purchase an aggregate of 2,933,333 shares of our common stock at $1.00 per share.  The preferred stock is convertible at any time into shares of our common stock at $0.75 per share (originally 2,933,333 shares in the aggregate).  We also granted to the investors one-year Class B warrants to purchase up to 2,933,333 of our common stock with an exercise price of $0.75 per share, and five-year Class C warrants to purchase up to 2,933,333 shares of our common stock at $1.00 per share.  The Class B warrants were immediately exercisable upon issuance; the Class C warrants only become exercisable at the time, and to the extent, that the Class B warrants are exercised.  During 2012 a total of 1,412 preferred shares were converted into 1,882,667 shares of common stock; as of December 21, 2012, there were 788 shares of preferred stock outstanding, convertible into 1,050,667 shares of common stock.

In January 2013, we reduced the exercise price of our then-outstanding Series B Common Stock Purchase Warrants. The exercise price for all the Series B Warrants was reduced from $0.75 to $0.60 per share.  The exercise price for the Series A Warrants and Series C Warrants that were issued concurrently with the Series B Warrants did not change.  In consideration for the reduction of the exercise price, the holders of the Series B Warrants immediately exercised 1,766,667 of the Series B Warrants for cash, resulting in total proceeds to the Company of $1,060,000.  The expiration date of the remaining Series B Warrants with respect to 1,166,667 shares was extended from March 21, 2013 to May 21, 2013.

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

We expect that our current working capital combined with the remaining available funds from the NIH grants will be sufficient to support our planned level of operations into the first quarter of 2014.  We anticipate raising additional capital during 2013, although there can be no assurance that we will be able to do so. While we believe that we will be successful in obtaining the necessary financing to fund our operations through grants, exercise of options and warrants, and/or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

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

The following table represents our contractual obligations as of December 31, 2012, aggregated by type (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Operating Lease Obligations (1)	$254	$125	$129	$--	$--
Firm Purchase Commitments (2)	$510	$510	$--	$--	$--
Emory University – License Agreement (3)	--	--	--	--	--
Total	$764	$635	$129	$--	$--

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

As of December 31, 2012, except as disclosed in the table above, we had no other material firm purchase obligations or commitments for capital expenditures and no committed lines of credit or other committed funding or long-term debt. We have employment agreements with our executive officers and a consulting agreement with a member of our Board of Directors, each of which may be terminated with no more than 90 days advance written notice. The table also excludes budgeted expenses under our a research agreements with Emory University which are fully reimbursable to us pursuant to the IPCAVD grant from the NIH and cover a period of less than one year.

Net Operating Loss Carryforwards

At December 31, 2012, we had consolidated net operating loss carryforwards for income tax purposes of $69.8 million, which will expire in 2013 through 2032 if not utilized. Approximately $51.9 million of our net operating loss carryforwards relate to the operations of our predecessor, Dauphin Technology, Inc. prior to the 2006 merger between Dauphin Technology, Inc. and GeoVax, Inc. We also have research and development tax credits of approximately $764,000 available to reduce income taxes, if any, which will expire in 2022 through 2031 if not utilized. The amount of net operating loss carryforwards and research tax credits available to reduce income taxes in any particular year may be limited in certain circumstances. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

Net Loss

We recorded net losses of $2,135,140, $2,346,826, and $2,747,328 for the years ended December 31, 2012, 2011 and 2010, respectively. Our operating results typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

We recorded grant revenues of $2,657,327, $4,899,885, and $5,185,257 for the years ended December 31, 2012, 2011 and 2010, respectively.  Grant revenues for all three years relate to grants from the NIH for our vaccine development activities, except that 2010 includes $244,479 related to our receipt of a Qualified Therapeutic Discover Program (QTDP) grant.

In September 2007, the NIH awarded us an IPCAVD grant to support our HIV/AIDS vaccine development, optimization and production.  The original project period for the grant covered a five year period ending in August 2012, but was extended for an additional one year period.  The aggregate award totaled $20.4 million and there is approximately $1.6 million remaining and available for use as of December 31, 2012.

In September 2012, the NIH awarded us an additional grant of $1.9 million to support development of versions of our HIV/AIDS vaccines for the clade C subtype of the HIV virus prevalent in the developing world.  The project period of this grant covers a one year period ending in August 2013.  There is approximately $1.4 million from this grant remaining and available for use as of December 31, 2012.

Research and Development

Our research and development expenses were $3,043,522, $4,276,375, and $4,793,956 for the years ended December 31, 2012, 2011 and 2010, respectively. Research and development expense for these periods includes stock-based compensation expense of $78,140, $179,400, and $206,501 for 2012, 2011 and 2010, respectively (see discussion under “Stock-Based Compensation Expense” below).  Our research and development costs do not include costs incurred by the HVTN in conducting clinical trials of our vaccines; those costs are funded directly by the NIH.

Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our grants from the NIH, and the timing of costs associated with clinical trials being funding directly by us.  The recently completed Phase 2a clinical trial for our preventive vaccine was conducted and funded by the HVTN as is the ongoing Phase 1 clinical trial of our second generation preventive vaccine, but we are responsible for the manufacture of vaccine product to be used in the trials.  We are not currently receiving any government support for the ongoing Phase 1 clinical trial of our therapeutic vaccine (treatment interruption protocol).  We cannot predict the level of support we may receive from HVTN or other federal agencies (or divisions thereof) for our future clinical trials.  We expect that our research and development costs will increase in the future as we progress into the later stage human clinical trials leading up to possible product approval by the FDA.

Since our inception, all of our research and development efforts have been focused on development of our HIV/AIDS vaccines, which we have managed and evaluated to date as a single project.  Upon receipt of the IPCAVD grant from the NIH in late 2007, we began incurring additional costs associated with the grant, and reallocated personnel and other internal resources toward activities supported by the grant.  The table below summarizes our research and development expenses for each of the years in the three year period ended December 31, 2012. The amounts shown related to NIH grants represent all direct costs associated with grant activities, including salaries and personnel-related expenses, supplies, consulting, contract services and travel. The remainder of our research and development expense is allocated to our general HIV/AIDS vaccine program.

R&D Project	2012	2011	2010
NIH Grant Activities	$1,837,085	$3,015,812	$3,385,193
DNA/MVA Vaccines – HIV/AIDS	1,206,437	1,260,563	1,408,763
Total Research and Development Expense	$3,043,522	$4,276,375	$4,793,956

Our vaccine candidates still require significant, time-consuming and costly research and development, testing and regulatory clearances. Completion of clinical development will take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The NIH has funded the costs of conducting all of our completed and ongoing human clinical trials to date, except for our ongoing pilot Phase 1/2 therapeutic trial, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support.  We expect the NIH will fund the costs of another Phase 1 therapeutic trial which we anticipate will start in mid-2013. We are also having discussions with the HVTN and NIH with regard to the conduct of a planned Phase 2 efficacy trial of our preventive vaccine, and we expect the NIH will provide support for this trial as well.  We intend to seek government and/or third party support for future clinical human trials, but there can be no assurance that we will be successful. The duration and the cost of future clinical trials may vary significantly over the life of the project as a result of differences arising during development of the human clinical trial protocols, including, among others:
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

General and Administrative Expense

Our general and administrative expenses were $1,752,765, $2,972,555, and $3,162,134 for the years ended December 31, 2012, 2011 and 2010, respectively. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $231,936, $593,597, and $544,031 for 2012, 2011 and 2010, respectively (see discussion under “Stock-Based Compensation Expense” below). The decline in general and administrative expense from 2011 to 2012 is primarily due to lower legal costs, patent costs and stock-based compensation expense related to investment advisory fees and investor warrant extensions.  However, we expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded total stock-based compensation expense of $310,076, $772,997, and $750,532 during the years ended December 31, 2012, 2011 and 2010, respectively, which was allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to common stock and stock purchase warrants issued to consultants and non-employee directors. The overall decline in stock-based compensation expense during 2012, as compared to 2011 and 2010, can be attributed to expense in the prior years associated with stock issuances for investment advisory fees, warrants granted to investor relations consultants, and extensions to investor warrants.  For the three years ended December 31, 2012, stock-based compensation expense was allocated as follows:

	2012	2011	2010
General and administrative expense	$231,936	$593,597	$544,031
Research and development expense	78,140	179,400	206,501
Total stock option expense	$310,076	$772,997	$750,532

Other Income

Interest income was $3,820, $2,219, and $23,505 for the years ended December 31, 2012, 2011 and 2010, respectively. The variances between years are primarily attributable to the cash available for investment and to interest rate fluctuations.

Impact of Inflation

For the three year period ended December 31, 2012, we do not believe that inflation and changing prices had a material impact on our operations or on our financial results.

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2012 and 2011, and for each of the three years ended December 31, 2012, 2011 and 2010, and from inception through December 31, 2012, together with the independent registered public accounting firms’ reports thereon, are set forth on pages F-1 to F-18 of this Annual Report on Form 10-K.

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

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is included in our definitive proxy statement for our 2013 meeting of shareholders to be filed with the SEC under the captions “Directors and Executive Officers” and “Corporate Governance” and is incorporated herein by this reference.

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

ITEM 11.            EXECUTIVE COMPENSATION

The information required by this Item is included in our definitive proxy statement for our 2013 meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Compensation Discussion and Analysis” and is incorporated herein by this reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in our definitive proxy statement for our 2013 meeting of shareholders to be filed with the SEC under the captions “Security Ownership of Principal Stockholders, Directors and Executive Officers” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by this reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information required by this Item is included in our definitive proxy statement for our 2013 meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions” and is incorporated herein by this reference.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in our definitive proxy statement for our 2013 meeting of shareholders to be filed with the SEC under the caption “Ratification of Appointment of the Independent Registered Public Accounting Firm” and is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

	(1)	Financial Statements	Page
		Reports of Independent Registered Public Accounting Firms on Financial Reporting	F-2
		Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
		and for the Period from Inception (June 27, 2001) to December 31, 2012	F-5
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from
		Inception (June 27, 2001) to December 31, 2012	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
		and for the Period from Inception (June 27, 2001) to December 31, 2012	F-9
		Notes to Consolidated Financial Statements	F-10

	(2)	Financial Statement Schedules
The following financial statement schedule is set forth on page F-18 of this Annual Report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

	(3)	Exhibits
See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit
Number      Description

2.1	Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)
2.2	First Amendment to Agreement and Plan of Merger (2)
2.3	Second Amendment to Agreement and Plan of Merger (3)
3.1	Certificate of Incorporation (6)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (10)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (11)
3.2	Bylaws (6)
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed March 20, 2012 (13)
4.2	Form of Stock Certificate for the Series A Convertible Preferred Stock (13)

10.1 *	Employment Agreement between GeoVax Labs, Inc. and Robert T. McNally effective as of April 1, 2008 (7)
10.2 *	Employment Agreement between GeoVax, Inc. and Mark W. Reynolds Amended and Restated effective as of January 1, 2010 (9)
10.3 *	Employment Agreement between GeoVax, Inc. and Harriet Robinson effective as of November 19, 2007 (9)
10.4 *	GeoVax Labs, Inc. 2006 Equity Incentive Plan (4)
10.5	License Agreement (as amended and restated) between GeoVax, Inc. and Emory University, dated August 23, 2002 (3)
10.6	Technology Sale and Patent License Agreement between GeoVax, Inc. and MFD, Inc., dated December 26, 2004 (3)
10.7	Office and Laboratory Lease between UCB, Inc. and GeoVax, Inc. (8)
10.8 *	Summary of the GeoVax Labs, Inc. Director Compensation Plan (9)
10.9	Form of Warrant dated December 30, 2011 (12)
10.10	Form of Securities Purchase Agreement dated March 16, 2012 (13)
10.11	Form of Registration Rights Agreement dated March 16, 2012 (13)
10.12	Form of Series A Warrant dated March 16, 2012 (13)
10.13	Form of Series B Warrant dated March 16, 2012 (13)
10.14	Form of Series C Warrant dated March 16, 2012 (13)
10.15	Warrant Reset Offer Agreements dated January 17, 2013 (14)
14.1	Code of Ethics (5)
21.1	Subsidiaries of the Registrant (5)
31.1 **	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2 **	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101 **,***
The following financial information from GeoVax Labs, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Langue (XBRL):  (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 and for the period from inception (June 27, 2001) to December 31, 2012, (iii) Consolidated Statements of Stockholders' Equity (Deficiency) for the period from inception (June 27, 2001) to December 31, 2012, (iv) Consolidated Statements of Cash Flows for the years ended Dec ember 31, 2012, 2011 and 2010 and for the period from Inception (June 27, 2001) to December 31, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

*           Indicates a management contract or compensatory plan or arrangement.
**           Filed herewith.
***
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 24, 2006.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed July 13, 2006.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 4, 2006.
(4)	Incorporated by reference from the registrant’s definitive Information Statement (Schedule 14C) filed August 18, 2006.
(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 28, 2007.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 23, 2008.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 24, 2008.
(8)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed November 6, 2009.
(9)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 8, 2010.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 14, 2010.
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 28, 2010.
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 5, 2012.
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 22, 2012.
(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 17, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.

By:	/s/ Robert T. McNally
Robert T. McNally
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Robert T. McNally	Director	March 15, 2013
Robert T. McNally	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	March 15, 2013
Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ David A. Dodd	Director	March 15, 2013
David A. Dodd

/s/ Dean G. Kollintzas	Director	March 15, 2013
Dean G. Kollintzas

/s/ Robert T. McNally	Director	March 15, 2013
Robert T. McNally

/s/ Harriet L. Robinson	Director	March 15, 2013
Harriet L. Robinson

/s/ John N. Spencer, Jr.	Director	March 15, 2013
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
101 *,**
The following financial information from GeoVax Labs, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Langue (XBRL):  (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 and for the period from inception (June 27, 2001) to December 31, 2012, (iii) Consolidated Statements of Stockholders' Equity (Deficiency) for the period from inception (June 27, 2001) to December 31, 2012, (iv) Consolidated Statements of Cash Flows for the years ended Dec ember 31, 2012, 2011 and 2010 and for the period from Inception (June 27, 2001) to December 31, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

INDEX TO 2012 CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms on Financial Statements	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 and for the Period from Inception (June 27, 2001) to December 31, 2012	F-5

Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from Inception (June 27, 2001) to December 31, 2012	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and for the Period from Inception (June 27, 2001) to December 31, 2012	F-8

Notes to Consolidated Financial Statements	F-9

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended
December 31, 2012, 2011 and 2010	F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Board of Directors
GeoVax Labs, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of GeoVax Labs, Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and for the period of time considered part of the development stage from June 27, 2001 to December 31, 2012, except we did not audit the Company’s financial statements for the period from June 27, 2001 to December 31, 2005 which were audited by other auditors. Our audits also included the financial statement schedule of the Company listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoVax Labs, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, and for the period of time considered part of the development stage from June 27, 2001 to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ PORTER KEADLE MOORE LLC

Atlanta, Georgia
March 7, 2013

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

/s/ TRIPP, CHAFIN & COMPANY, LLC

Marietta, Georgia
February 8, 2006

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,035,925	$1,167,980
Grant funds receivable	266,248	183,515
Prepaid expenses and other current assets	42,301	66,508

Total current assets	1,344,474	1,418,003

Property and equipment, net of accumulated depreciation and amortization	102,486	176,206

Other assets:
Licenses, net of accumulated amortization of $228,856 and $208,933 at December 31, 2012 and 2011 respectively	20,000	39,923
Deposits and other assets	11,010	11,010

Total other assets	31,010	50,933

Total assets	$1,477,970	$1,645,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163,788	$138,339
Accrued expenses	33,877	125,869
Amounts payable to Emory University (a related party)	129,370	677,327

Total current liabilities	327,035	941,535

Commitments (Note 4)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, $1,000 stated value; 788 and -0- shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	312,196	-
Common stock, $.001 par value, 40,000,000 shares authorized; 18,733,277 and 16,442,611 shares issued and outstanding at December 31, 2012 and 2011, respectively	18,733	16,443
Additional paid-in capital	25,587,148	23,319,166
Deficit accumulated during the development stage	(24,767,142)	(22,632,002)

Total stockholders’ equity	1,150,935	703,607

Total liabilities and stockholders’ equity	$1,477,970	$1,645,142

See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,			From Inception (June 27, 2001) to
	2012	2011	2010	December 31, 2012
Grant revenue	$2,657,327	$4,899,885	$5,185,257	$22,969,019

Operating expenses:
Research and development	3,043,522	4,276,375	4,793,956	28,674,198
General and administrative	1,752,765	2,972,555	3,162,134	19,400,424
	4,796,287	7,248,930	7,956,090	48,074,622

Loss from operations	(2,138,960)	(2,349,045)	(2,770,833)	(25,105,603)

Other income (expense):
Interest income	3,820	2,219	23,505	344,130
Interest expense	-	-	-	(5,669)
	3,820	2,219	23,505	338,461

Net loss	$(2,135,140)	$(2,346,826)	$(2,747,328)	$(24,767,142)

Basic and diluted:
Loss per common share	$(0.12)	$(0.15)	$(0.18)	$(2.09)
Weighted average shares outstanding	18,315,669	15,735,541	15,651,308	11,871,955

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Series A Convertible Preferred Stock		Common Stock		Additional	Stock Subscription	Deficit Accumulated During the Development	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Stage	(Deficiency)
Capital contribution at inception (June 27, 2001)	-	$-	-	$-	$10	$-	$-	$10
Net loss for the period ended December 31, 2001	-	-	-	-	-	-	(170,592)	(170,592)
Balance at December 31, 2001	-	-	-	-	10	-	(170,592)	(170,582)
Sale of common stock for cash	-	-	2,789,954	2,790	(2,320)	-	-	470
Issuance of common stock for technology license	-	-	704,534	705	148,151	-	-	148,856
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	(618,137)	(618,137)
Balance at December 31, 2002	-	-	3,494,488	3,495	145,841	-	(788,729)	(639,393)
Sale of common stock for cash	-	-	1,229,278	1,229	2,458,380	-	-	2,459,609
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	(947,804)	(947,804)
Balance at December 31, 2003	-	-	4,723,766	4,724	2,604,221	-	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable	-	-	1,482,605	1,483	2,988,436	(2,750,000)	-	239,919
Cash payments received on stock subscription receivable	-	-	-	-	-	750,000	-	750,000
Issuance of common stock for technology license	-	-	49,420	49	99,951	-	-	100,000
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	(2,351,828)	(2,351,828)
Balance at December 31, 2004	-	-	6,255,791	6,256	5,692,608	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	-	-	-	-	-	1,500,000	-	1,500,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(1,611,086)	(1,611,086)
Balance at December 31, 2005	-	-	6,255,791	6,256	5,692,608	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable	-	-	-	-	-	500,000	-	500,000
Conversion of preferred stock to common stock	-	-	3,550,851	3,551	1,071,565	-	-	1,075,116
Common stock issued in connection with merger	-	-	4,359,891	4,360	1,708,489	-	-	1,712,849
Issuance of common stock for cashless warrant exercise	-	-	56,825	57	(57)	-	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	(584,166)	(584,166)
Balance at December 31, 2006	-	-	14,223,358	14,224	8,472,605	-	(6,283,613)	2,203,216
Sale of common stock for cash	-	-	406,729	407	3,162,543	-	-	3,162,950
Sale of common stock for cash upon stock option exercise	-	-	2,471	2	4,998	-	-	5,000
Stock-based compensation expense	-	-	-	-	1,518,496	-	-	1,518,496
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(4,241,796)	(4,241,796)
Balance at December 31, 2007	-	-	14,632,558	14,633	13,158,642	-	(10,525,409)	2,647,866
Sale of common stock for cash	-	-	306,419	306	1,770,785	-	-	1,771,091
Issuance of common stock for services	-	-	10,000	10	73,990	-	-	74,000
Stock-based compensation expense	-	-	-	-	1,945,049	-	-	1,945,049
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(3,728,187)	(3,728,187)
Balance at December 31, 2008	-	-	14,948,977	14,949	16,948,466	-	(14,253,596)	2,709,819
Sale of common stock for cash	-	-	216,261	216	1,519,784	-	-	1,520,000
Sale of common stock for cash upon warrant exercise	-	-	462,826	463	1,499,537	-	-	1,500,000
Issuance of common stock for services	-	-	4,500	5	31,495	-	-	31,500
Stock-based compensation expense	-	-	-	-	1,267,165	-	-	1,267,165
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(3,284,252)	(3,284,252)
Balance at December 31, 2009	-	-	15,632,564	15,633	21,266,447	-	(17,537,848)	3,744,232

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Series A Convertible Preferred Stock		Common Stock		Additional	Stock Subscription	Deficit Accumulated During the Development	Total Stockholders” Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Stage	(Deficiency)
Balance at December 31, 2009	-	$-	15,632,564	$15,633	$21,266,447	$-	$(17,537,848)	$3,744,232
Issuance of common stock in lieu of cash payment	-	-	12,000	12	89,988	-	-	90,000
Issuance of common stock for services	-	-	10,500	10	53,803	-	-	53,813
Stock-based compensation expense	-	-	-	-	696,719	-	-	696,719
Fractional share cash payout upon reverse split	-	-	(218)	-	(1,210)	-	-	(1,210)
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(2,747,328)	(2,747,328)
Balance at December 31, 2010	-	-	15,654,846	15,655	22,105,747	-	(20,285,176)	1,836,226
Sale of common stock for cash	-	-	658,520	659	440,551	-	-	441,210
Issuance of common stock for services	-	-	129,245	129	149,871	-	-	150,000
Stock-based compensation expense	-	-	-	-	622,997	-	-	622,997
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(2,346,826)	(2,346,826)
Balance at December 31, 2011	-	-	16,442,611	16,443	23,319,166	-	(22,632,002)	703,607
Sale of common stock for cash	-	-	407,999	408	272,952	-	-	273,360
Sale of convertible preferred stock and warrants for cash	2,200	871,614	-	-	1,127,418	-	-	1,999,032
Conversion of preferred stock to common stock	(1,412)	(559,418)	1,882,667	1,882	557,536	-	-	-
Stock-based compensation expense	-	-	-	-	310,076	-	-	310,076
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(2,135,140)	(2,135,140)
Balance at December 31, 2012	788	$312,196	18,733,277	$18,733	$25,587,148	$-	$(24,767,142)	$1,150,935

GEOVAX LABS. INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,			From Inception (June 27, 2001) to
	2012	2011	2010	December 31, 2012
Cash flows from operating activities:
Net loss	$(2,135,140)	$(2,346,826)	$(2,747,328)	$(24,767,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,643	109,017	119,773	659,280
Accretion of preferred stock redemption value	-	-	-	346,673
Stock-based compensation expense, including common stock issued for services	310,076	772,997	750,532	6,669,815
Changes in assets and liabilities:
Grant funds receivable	(82,733)	290,760	(153,954)	(266,248)
Prepaid expenses and other current assets	(12,593)	19,122	(4,215)	(42,301)
Deferred offering costs	-	430,402	(430,402)	-
Deposits	-	980	(11,010)	(11,010)
Accounts payable and accrued expenses	(614,500)	419,927	39,033	415,825
Total adjustments	(306,107)	2,043,205	309,757	7,772,034
Net cash used in operating activities	(2,441,247)	(303,621)	(2,437,571)	(16,995,108)

Cash flows from investing activities:
Purchase of property and equipment	-	(11,896)	(4,706)	(538,490)
Proceeds from sale of property and equipment	-	-	5,580	5,580
Net cash provided (used) by investing activities	-	(11,896)	874	(532,910)

Cash flows from financing activities:
Proceeds from sale of common stock	310,160	404,410	-	15,836,468
Proceeds from sale of preferred stock	1,999,032	-	-	2,727,475
Net cash provided by financing activities	2,309,192	404,410	-	18,563,943

Net increase (decrease) in cash and cash equivalents	(132,055)	88,893	(2,436,697)	1,035,925
Cash and cash equivalents at beginning of period	1,167,980	1,079,087	3,515,784	-

Cash and cash equivalents at end of period	$1,035,925	$1,167,980	$1,079,087	$1,035,925

Supplemental disclosure of cash flow information Interest paid	$-	$-	$-	$5,669

Supplemental disclosure of non-cash investing and financing activities:
In connection with the Merger discussed in Note 5, all of the then outstanding shares of the Company’s mandatory redeemable convertible preferred stock were converted into shares of common stock as of September 28, 2006.

As discussed in Note 6, during 2012, an aggregate of 1,412 shares of the Company’s outstanding Series A Convertible Preferred Stock were converted into 1,882,667 shares of common stock.

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 and
Period from Inception (June 27, 2001) to December 31, 2012

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

As discussed in Note 2, the Company is a development-stage enterprise and we are devoting substantially all of our present efforts to research and development.  We have funded our activities to date from government grants and clinical trial assistance, and from sales of our equity securities. We will continue to require substantial funds to continue these activities.  We anticipate that our existing cash resources, combined with the proceeds from the NIH grant discussed in Note 3 and the financing events discussed in Note 11, should be sufficient to fund our operations into the first quarter of 2014.  In order to meet our operating cash flow requirements, we intend to conduct additional offerings of our equity securities or convertible debt instruments. We are also seeking additional funding for our research programs through government grant funding mechanisms.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  The components of property and equipment as of December 31, 2012 and 2011 are as follows:
	2012	2011
Laboratory equipment	$388,000	$388,000
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	532,290	532,290
Accumulated depreciation and amortization	(429,804)	(356,084)
Property and equipment, net	$102,486	$176,206

Expenditures for maintenance and repairs are charged to operations as incurred, while additions and improvements are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years.  Amortization of leasehold improvements is computed using the straight-line method over the remaining term of the related lease.  Depreciation and amortization expense was $73,720, $84,131, and $94,887 during the years ended December 31, 2012, 2011 and 2010, respectively.

Other Assets

Other assets consist principally of license agreements for the use of technology obtained through the issuance of the Company’s common stock.  These license agreements are amortized on a straight line basis over ten years.  Amortization expense related to these agreements was $19,923, $24,886, and $24,886 during years ended December 31, 2012, 2011, and 2010, respectively, and is expected to be $10,000, $10,000, $-0-, $-0-, and $-0- for each of the next five years, respectively.

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

Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. All common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 12.3 million, 2.8 million, and 2.0 million at December 31, 2012, 2011 and 2010, respectively.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying GAAP to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements.  During 2012, 2011 and 2010, our revenue consisted of grant funding received primarily from the NIH (see Note 3).  Revenue from this arrangement is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

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

Stock-Based Compensation

We account for stock-based transactions in which the Company receives services from employees, directors or others in exchange for equity instruments based on the fair value of the award at the grant date.  Compensation cost for awards of common stock is estimated based on the price of the underlying common stock on the date of issuance.  Compensation cost for stock options or warrants is estimated at the grant date based on each instrument’s fair value as calculated by the Black-Scholes option pricing model.  We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period for the award.  See Note 6 for additional stock-based compensation information.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements, nor do we believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

3.           Government Grants

NIH Grants

In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program.  We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production.  The original project period for the grant covered a five year period ending in August 2012, but was extended for an additional one year period.  The aggregate award totaled $20.4 million, with approximately $1.6 million remaining and available for use as of December 31, 2012.

In September 2012, the NIH awarded us an additional grant of $1.9 million to support development of versions of our HIV/AIDS vaccines to address the clade C subtype of the HIV virus prevalent in the developing world.  The project period of this grant covers a one year period ending in August 2013.  There is approximately $1.4 million from this grant remaining and available for use as of December 31, 2012.

We record revenue associated with these grants as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations.  During 2012, 2011, and 2010, we recorded $2,657,327, $4,899,885, and $4,940,778, respectively, of revenue associated with these grants.

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

4.           Commitments

Lease Agreements

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta). Rent expense for the years ended December 31, 2012, 2011 and 2010 was $118,801, $119,255, and $118,988, respectively.  Future minimum lease payments pursuant to the 62 month lease total $125,180 in 2013 and $128,920 in 2014.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of clinical trials, and other research-related activities. As of December 31, 2012, we had approximately $510,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2013.

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

6.           Stockholders’ Equity

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

The Series A Preferred Shares may be converted at any time at the option of the Purchasers into shares of our common stock at a conversion price of $0.75 per share (“Conversion Price”), for an initial aggregate total of 2,933,333 shares of our common stock (“Conversion Shares”).  The Series A Preferred Shares have a liquidation preference equal to the initial purchase price, have no voting rights, and are not entitled to a dividend.  Through December 31, 2012, a total of 1,412 Series A Preferred Shares have been converted into 1,882,667 shares of our common stock.  As of December 31, 2012, there were 788 shares of Series A Preferred Shares outstanding, convertible into 1,050,667 shares of our common stock.

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

In connection with the sale of the Series A Preferred Shares, we entered into a Registration Rights Agreement (“RRA”) with the Purchasers, pursuant to which we filed a registration statement with the Securities and Exchange Commission (“SEC”) on April 3, 2012 covering resale of the Conversion Shares and the Warrant Shares.   It was declared effective by the SEC on April 13, 2012

Accounting Treatment and Allocation of Proceeds.  We first assessed the Series A Preferred Shares under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and determined such preferred stock not to be a liability under ASC 480.  We next assessed the preferred stock under ASC Topic 815. “Derivatives and Hedging” (“ASC 815”).  The preferred stock contains an embedded feature allowing an optional conversion by the holder into common stock which meets the definition of a derivative.  However, we believe that the preferred stock is an “equity host” (as described by ASC 815) for purposes of assessing the embedded derivative for potential bifurcation and determined that the optional conversion feature is clearly and closely associated to the preferred stock host; we therefore determined that the embedded derivative does not require bifurcation and separate recognition under ASC 815.  We then assessed the preferred stock under ASC Topic 470, “Debt” (“ASC 470”), and determined there to be a beneficial conversion feature (“BCF”) requiring recognition at its intrinsic value.  Since the conversion option of the preferred stock was immediately exercisable, the amount allocated to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the preferred stock.  We also assessed the warrants issued in connection with the financing under ASC 815 and determined that they did not initially meet the definition of a derivative, but will require evaluation on an on-going basis.  As of December 31, 2012, we determined that the warrants still did not meet the definition of a derivative.

The following is a summary of the allocation of the net proceeds from the preferred stock financing, and reconciliation to the carrying value at December 31, 2012:
Net proceeds after transaction costs	$1,999,032
Less: Fair value of warrants (recorded to Additional Paid-in Capital)	(1,127,418)
Beneficial conversion feature (recorded to Additional Paid-in Capital)	(762,667)
Net proceeds allocated to preferred stock	108,947
Accretion of beneficial conversion feature (deemed dividend)	762,667
Initial carrying value of preferred stock	871,614
Conversions to common stock	(559,418)
Carrying value of preferred stock at December 31, 2012	$312,196

Common Stock Transactions

In February 2010, we issued 12,000 shares of our common stock in settlement of an obligation accrued at December 31, 2009 in the amount of $90,000.

During December 2011, we sold an aggregate of 658,520 shares of our common stock to a group of individual accredited investors (including members of our board of directors and management --see Note 9) for an aggregate purchase price of $441,210, $36,800 of which was received in January 2012 and is therefore reflected as a receivable (Other Current Asset) in the accompanying Consolidated Balance Sheet as of December 31, 2011.  We also issued to the investors warrants to purchase an aggregate of 987,783 shares of common stock at a price of $1.00 per share, which expire in December 2016.

During January 2012, we sold an aggregate of 407,999 shares of our common stock to a group of individual accredited investors (including members of our board of directors and management --see Note 9) for an aggregate purchase price of $273,360.  We also issued to the investors warrants to purchase an aggregate of 612,001 shares of common stock at a price of $1.00 per share, which expire in January 2017.

From time to time, we issue shares of our common stock to consultants or others in exchange for services.  During 2012, 2011 and 2010 we issued -0-, 129,245, and 10,500 shares, respectively, for such services; and we recorded general and administrative expense of $-0-, $150,000, and $53,813 during each respective period related to these issuances.

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

A summary of activity under the Stock Option Plan as of December 31, 2012, and changes during the year then ended is presented below:
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	928,242	$5.43
Granted	238,500	0.70
Exercised	-	-
Forfeited or expired	(97,601)	4.02
Outstanding at December 31, 2012	1,069,141	$4.50	6.2	$-0-
Exercisable at December 31, 2012	698,995	$6.38	4.6	$-0-

Additional information concerning our stock options for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Weighted average fair value of options granted during the period	$0.59	$0.79	$2.95
Intrinsic value of options exercised during the period	-	-	-
Total fair value of options vested during the period	319,920	540,339	499,557

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
	2012	2011	2010
Weighted average risk-free interest rates	1.1%	1.4%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of option (yrs)	6.7	7	6.7
Expected volatility	105.2%	111.2%	112.9%

Stock-based compensation expense related to the Stock Option Plan was $310,076, $463,752, and $575,662 during the years ended December 31, 2012, 2011 and 2010, respectively.  Stock option expense is allocated to research and development expense or to general and administrative expense based on the related employee classifications and corresponds to the allocation of employee salaries.  For the three years ended December 31, 2012, stock option expense was allocated as follows:
	2012	2011	2010
General and administrative expense	$231,936	$284,352	$369,161
Research and development expense	78,140	179,400	206,501
Total stock option expense	$310,076	$463,752	$575,662

As of December 31, 2012, there was $271,901 of unrecognized compensation expense related to stock-based compensation arrangements.  The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 2.1 years.

Stock Purchase Warrants

We have issued stock purchase warrants in connection with financing transactions and also in exchange for services from consultants and others.  The following table presents a summary of stock purchase warrant transactions during the year ended December 31, 2012:
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,870,559	$7.96
Issued – Series A Warrants (1)	2,933,333	1.00
Issued – Series B Warrants (1)	2,933,333	0.75
Issued – Series C Warrants (1)	2,933,333	1.00
Issued – Other Warrants (2)	612,001	1.00
Exercised	--	--
Forfeited or expired	(57,000)	7.00
Outstanding at December 31, 2012	11,225,559	$2.06
Exercisable at December 31, 2012	8,290,376	$2.44
(1)      See discussion under “Series A Convertible Preferred Stock” above.
(2)      See discussion under “Common Stock Transactions” above.

For stock purchase warrants issued to consultants or others in exchange for services, we record the related expense over the service period, or upon the date, that the service was rendered.  Expense associated with such compensatory warrants was $-0-, $7,119, and $121,057 during the years ended December 31, 2012, 2011 and 2010, respectively All such expense was allocated to general and administrative expense.  As of December 31, 2012, there was no unrecognized compensation expense related to compensatory warrants. .  In addition to compensatory warrant expense, during 2011 we recorded $152,126 of general and administrative expense associated with the extension of certain investor warrants which were due to expire in 2011 to 2013.  In January 2013, certain modifications were made to the terms of the Class B Warrants in exchange for the exercise of a portion of those warrants (see Note 11).

7.           Retirement Plan

We participate in a multi-employer defined contribution retirement plan (the “401k Plan”) administered by a third party service provider; and the Company contributes to the 401k Plan on behalf of its employees based upon a matching formula.  During the years ended December 31, 2012, 2011 and 2010 our contributions to the 401k Plan were $50,500, $56,928, and $52,632, respectively.

8.           Income Taxes

At December 31, 2012, we have a consolidated federal net operating loss (“NOL”) carryforward of approximately $69.8 million, available to offset against future taxable income which expires in varying amounts in 2013 through 2032.  Additionally, we have approximately $764,000 in research and development (“R&D”) tax credits that expire in 2022 through 2031 unless utilized earlier.  No income taxes have been paid to date.

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

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities included the following at December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$24,429,472	$24,872,082
Research and development tax credit carryforward	763,965	763,690
Stock-based compensation expense	2,097,194	1,991,769
Total deferred tax assets	27,290,631	27,627,541

Deferred tax liabilities
Depreciation	(16,125)	(36,311)
Total deferred tax liabilities	(16,125)	(36,311)

Net deferred tax assets	27,274,506	27,591,230
Valuation allowance	(27,274,506)	(27,591,230)
	$-	$-

We have established a full valuation allowance equal to the amount of our net deferred tax assets due to uncertainties with respect to our ability to generate sufficient taxable income to realize these assets in the future. A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense is as follows:

	2012	2011	2010
U.S. federal statutory rate applied to pretax loss	$(725,948)	$(797,921)	$(934,092)
Permanent differences	2,674	4,216	(77,200)
Research and development credits	-	32,675	59,959
Change in valuation allowance	723,274	761,030	951,333
Reported income tax expense	$-	$-	$-

9.           Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to a license agreement for technology associated with the vaccines we are developing.  The expense associated with these ongoing patent cost reimbursements to Emory amounted to $89,885, $249,907, and $193,674 for the years ended December 31, 2012, 2011, and 2010, respectively.

In connection with our IPCAVD grant from the NIH (see Note 3), we have entered into two subcontracts with Emory for the purpose of conducting research and development activities related to the grant.  During 2012, 2011, and 2010, we recorded $552,403, $1,172,758, and $1,391,203, respectively, of expense associated with these subcontracts.  All amounts paid to Emory under these subcontracts are reimbursable to us pursuant to the NIH grant.

In March 2008, we entered into a consulting agreement with Donald Hildebrand, a former member of our Board of Directors and our former President & Chief Executive Officer, pursuant to which Mr. Hildebrand has provided business and technical advisory services to the Company.  The term of the consulting agreement, as amended, began on April 1, 2008 and ended on December 31, 2012.  During 2012, 2011, and 2010, we recorded $24,000, $24,000, and $57,600, respectively, of expense associated with the consulting agreement.

In December 2011 and January 2012, members of our management and Board of Directors participated in the private placement offering of our common stock and warrants (see Note 6), whereby they purchased an aggregate of 380,954 shares of our common stock for a total purchase price of $255,239 and received five-year warrants to purchase an additional 571,432 shares of our common stock exercisable at $1.00 per share.

10.           Selected Quarterly Financial Data (unaudited)

A summary of selected quarterly financial data for 2012 and 2011 is as follows:

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue from grants	$854,063	$705,698	$638,000	$459,566
Net loss	(730,513)	(497,763)	(296,779)	(610,085)
Net loss per share	(0.04)	(0.03)	(0.02)	(0.03)

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue from grants	$893,002	$1,753,033	$1,297,006	$956,844
Net loss	(606,282)	(211,344)	(375,852)	(1,153,348)
Net loss per share	(0.04)	(0.01)	(0.02)	(0.08)

11.           Subsequent Events

Warrant Modification and Exercise

Effective January 17, 2013, we reduced the exercise price of our then-outstanding Series B Common Stock Purchase Warrants (see Note 6).  The exercise price for all the Series B Warrants was reduced from $0.75 to $0.60 per share.  The exercise price for the Series A Warrants and Series C Warrants that were issued concurrently with the Series B Warrants did not change.  In consideration for the reduction of the exercise price, the holders of the Series B Warrants immediately exercised 1,766,667 of the Series B Warrants for cash, resulting in total proceeds to the Company of $1,060,000.  The expiration date of Series B Warrants with respect to the remaining 1,166,667 shares was extended from March 21, 2013 to May 21, 2013.  In January 2013, we recorded general and administrative expense of $218,551 associated with the warrant modifications.

GEOVAX LABS, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2012, 2011 and 2010

		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	(1) Deductions	Balance at End Of Period
Reserve Deducted in the Balance Sheet From the Asset to Which it Applies:

Allowance for Deferred Tax Assets
Year ended December 31, 2012	$27,591,230	$796,237	$-	$(1,112,961)	$27,274,506
Year ended December 31, 2011	27,576,253	888,561	-	(873,584)	27,591,230
Year ended December 31, 2010	27,091,338	1,160,405	-	(675,490)	27,576,253

(1)	Deductions represent the effect of expiring NOL carryforwards from prior years.