Form 10-Q
period 2013-03-31
GeoVax Labs, Inc.
filed 2013-05-01
CIK 832489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes ☐ No ☒

As of May 1, 2013, 20,449,944 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.
RDGPreambleEnd

GEOVAX LABS, INC.

Index

		Page

Part I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	1
	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2013 and 2012 and for the period from inception (June 27, 2001) to March 31, 2013 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012 and for the period from inception (June 27, 2001) to March 31, 2013 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4	Controls and Procedures	11

Part II. – OTHER INFORMATION

Item 1	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3	Defaults Upon Senior Securities	12

Item 4	Mine Safety Disclosures	12

Item 5	Other Information	12

Item 6	Exhibits	13

SIGNATURES		14

Part 1 -- FINANCIAL INFORMATION

Item 1                 Financial Statements
RDGXBRLParseBegin
GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,751,436	$1,035,925
Grant funds receivable	213,814	266,248
Prepaid expenses and other current assets	48,549	42,301

Total current assets	2,013,799	1,344,474

Property and equipment, net of accumulated depreciation and amortization of $444,854 and $429,804 at March 31, 2013 and December 31, 2012, respectively	87,436	102,486

Other assets:
Licenses, net of accumulated amortization of $231,356 and $228,856 at March 31, 2013 and December 31, 2012, respectively	17,500	20,000
Deposits and other assets	11,010	11,010

Total other assets	28,510	31,010

Total assets	$2,129,745	$1,477,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,719	$163,788
Accrued expenses	29,543	33,877
Amounts payable to Emory University (a related party)	209,520	129,370

Total current liabilities	349,782	327,035

Commitments (Note 4)

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, $1,000 stated value; 788 shares issued and outstanding at March 31, 2013 and December 31, 2012	312,196	312,196
Common stock, $0.001 par value, 40,000,000 shares authorized; 20,499,944 and 18,733,277 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	20,500	18,733
Additional paid-in capital	26,911,206	25,587,148
Deficit accumulated during the development stage	(25,463,939)	(24,767,142)

Total stockholders’ equity	1,779,963	1,150,935

Total liabilities and stockholders’ equity	$2,129,745	$1,477,970

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		From Inception (June 27, 2001) to
	2013	2012	March 31, 2013
Grant revenue	$797,040	$854,063	$23,766,059

Operating expenses:
Research and development	881,988	1,072,354	29,556,186
General and administrative	612,943	512,818	20,013,367
Total operating expenses	1,494,931	1,585,172	49,569,553

Loss from operations	(697,891)	(731,109)	(25,803,494)

Other income (expense):
Interest income	1,094	596	345,224
Interest expense	-	-	(5,669)
Total other income	1,094	596	339,555

Net loss	$(696,797)	$(730,513)	$(25,463,939)

Basic and diluted:
Loss per common share	$(0.03)	$(0.04)	$(1.84)
Weighted average shares outstanding	20,166,240	16,716,566	13,837,933

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		From Inception (June 27, 2001) to
	2013	2012	March 31, 2013

Cash flows from operating activities:
Net loss	$(696,797)	$(730,513)	$(25,463,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,550	23,411	676,830
Accretion of preferred stock redemption value	-	-	346,673
Stock-based compensation expense, including common stock issued for services	265,825	81,576	6,935,640
Changes in assets and liabilities:
Grant funds receivable	52,434	(161,597)	(213,814)
Prepaid expenses and other current assets	(6,248)	(18,227)	(48,549)
Deposits and other assets	-	-	(11,010)
Accounts payable and accrued expenses	22,747	(431,336)	438,572
Total adjustments	352,308	(506,173)	8,124,342
Net cash used in operating activities	(344,489)	(1,236,686)	(17,339,597)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(538,490)
Proceeds from sale of property and equipment	-	-	5,580
Net cash used in investing activities	-	-	(532,910)

Cash flows from financing activities:
Net proceeds from sale of common stock	1,060,000	310,160	16,896,468
Net proceeds from sale of preferred stock	-	1,999,032	2,727,475
Net cash provided by financing activities	1,060,000	2,309,192	19,623,943

Net increase in cash and cash equivalents	715,511	1,072,506	1,751,436
Cash and cash equivalents at beginning of period	1,035,925	1,167,980	-

Cash and cash equivalents at end of period	$1,751,436	$2,240,486	$1,751,436

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$5,669

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.
(A DEVELOPMENT-STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

GeoVax is devoting all of its present efforts to research and development and is a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 915, “Development Stage Entities”.  We have funded our activities to date almost exclusively from equity financings and government grants, and we will continue to require substantial funds to continue these activities.  We anticipate that our existing cash resources, combined with the proceeds from the NIH grants discussed in Note 7, will be sufficient to fund our planned activities into the first quarter of 2014.  In order to meet our future operating cash flow requirements, we intend to conduct additional offerings of our equity securities, debt or convertible debt instruments. We are also seeking additional funding for our vaccine development programs through government grant funding mechanisms.

The accompanying financial statements at March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Our operating results are expected to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 those accounting policies that we consider significant in determining our results of operations and financial position.  There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

2.           Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we expect to have a material impact on our financial statements.

3.           Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 11.7 million and 15.1 million shares at March 31, 2013 and 2012, respectively.

4.           Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta).  Future minimum lease payments pursuant to the 62 month operating lease total $94,040 for the remainder of 2013 and $128,920 in 2014.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of our clinical trials, and other research-related activities. As of March 31, 2013, we had approximately $186,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2013.

5.           Stockholders’ Equity

Common Stock

During January 2013, we issued an aggregate of 1,766,667 shares of our common stock pursuant to the exercise of Series B Warrants, resulting in total proceeds of $1,060,000 (see ”Stock Purchase Warrants” below).

Stock Options

The Company maintains a stock option plan that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants.  The following table presents a summary of stock option transactions during the three months ended March 31, 2013:
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,069,141	$4.50
Granted	--	--
Exercised	--	--
Forfeited or expired	(14,999)	15.28
Outstanding at March 31, 2013	1,054,142	$4.35
Exercisable at March 31, 2013	695,796	$6.15

During the three months ended March 31, 2013 and 2012, we recorded share-based compensation expense related to stock options of $47,274 and $81,576, respectively.  Share-based compensation expense is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification.  As of March 31, 2013, there was $224,627 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2 years.

Stock Purchase Warrants

We have issued stock purchase warrants in connection with financing transactions and also in exchange for services from consultants and others.  The following table presents a summary of stock purchase warrant transactions during the three months ended March 31, 2013:
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	11,225,559	$2.06
Issued	--	--
Exercised	(1,766,667)	0.60
Forfeited or expired	--	--
Outstanding at March 31, 2013	9,458,892	$2.29
Exercisable at March 31, 2013	8,292,226	$2.47

Effective January 17, 2013, we reduced the exercise price of our then-outstanding Series B Common Stock Purchase Warrants from $0.75 to $0.60 per share.  In consideration for the reduction of the exercise price, the holders of the Series B Warrants immediately exercised 1,766,667 of the Series B Warrants for cash, resulting in total proceeds to the Company of $1,060,000.  We also extended the expiration date of the remaining, unexercised Series B Warrants (1,166,667 shares in the aggregate) from March 21, 2013 to May 21, 2013.  We recorded general and administrative expense of $218,551 associated with these warrant modifications, all of which was recognized during the three month period ended March 31, 2013.

During the three month periods ended March 31, 2013 and 2012, we recorded no expense related to the issuance of stock purchase warrants in exchange for services; and as of March 31, 2013, there was no unrecognized compensation expense related to any compensatory warrant arrangements.

Common Stock Reserved

A summary of our common stock reserved for future issuance is as follows as of March 31, 2013:

Series A Convertible Preferred Stock	1,050,667
Common Stock Purchase Warrants	9,458,892
Equity Incentive Plans	1,197,529
Total	11,707,088

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

7.           NIH Grant Funding

In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program.  We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production.  The original project period for the grant covered a five year period ending in August 2012, but was extended for an additional one year period.  The aggregate award totaled $20.4 million, and there is approximately $1.3 million remaining and available for use as of March 31, 2013.

In September 2012, the NIH awarded us an additional grant of $1.9 million to support development of versions of our HIV/AIDS vaccines to address the clade C subtype of the HIV virus prevalent in the developing world.  The project period of this grant covers a one year period ending in August 2013.  There is approximately $900,000 from this grant remaining and available for use as of March 31, 2013.

We record revenue associated with these grants as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations.

8.           Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory.  During the three month period ended March 31, 2013, we recorded $18,896 of general and administrative expense associated with these patent cost reimbursements to Emory.

We have entered into two research agreements with Emory for the purpose of conducting research and development activities associated with our IPCAVD grant from the NIH (see Note 7).  During the three month period ended March 31, 2013, we recorded $83,020 of research and development expense associated with these contracts.  All amounts paid to Emory under these agreements are reimbursable to us pursuant to the NIH grant.
RDGXBRLParseEnd

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

We expect for the foreseeable future our operations will result in a net loss on a quarterly and annual basis.  As of March 31, 2013, we had an accumulated deficit of $25.5 million.

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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of $1,751,436 and total assets of $2,129,745, as compared to $1,035,925 and $1,477,970, respectively, at December 31, 2012. Working capital totaled $1,664,017 at March 31, 2013, compared to $1,017,439 at December 31, 2012.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $344,489 for the three month period ended March 31, 2013 as compared to $1,236,686 for the comparable period in 2012.  The differences between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities.  Our net losses generally fluctuate based on expenditures for our research and development activities, offset by government grant revenues.

Our clade B preventive vaccines are being tested in humans by the HIV Vaccine Trials Network (HVTN) and are funded by the NIH. The NIH has funded the costs of conducting all of our human clinical trials to date, except for our ongoing pilot Phase 1/2 therapeutic trial, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support.  We expect the NIH will fund the costs of another Phase 1 therapeutic trial planned to begin in mid-2013. We are also having discussions with the HVTN and NIH with regard to the conduct of a Phase 2 efficacy trial of our preventive vaccine (expected to begin in 2014), and we expect the NIH will provide support for this trial as well.  We cannot, however, predict the level of support we will receive from the HVTN or the NIH for this trial, or any additional clinical trials.

In addition to direct clinical trial support from the NIH, our operations are partially funded by NIH grants. We record the funding we receive pursuant to these grants as revenue at the time the related expenditures are incurred.  In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program.  We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production.  The original project period for the grant covered a five year period ending in August 2012, but was extended for an additional one year period.  The aggregate award totaled $20.4 million, and there is approximately $1.3 million remaining and available for use as of March 31, 2013.  In September 2012, the NIH awarded us an additional grant of $1.9 million to support development of versions of our HIV/AIDS vaccines to address the clade C subtype of the HIV virus prevalent in the developing world.  The project period of this grant covers a one year period ending in August 2013.  There is approximately $900,000 from this grant remaining and available for use as of March 31, 2013.

We are pursuing additional grants from the federal government. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Therefore, it will be necessary for us to look to other sources of funding in order to finance our clinical trials and other vaccine development activities.

Cash Flows from Investing Activities

Our investing activities have consisted predominantly of capital expenditures. There were no capital expenditures during the three months ended March 31, 2013 or for the comparable period in 2012.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1,060,000 for the three month period ended March 31, 2013, as compared to $2,309,192 for the comparable period in 2012.

The cash generated by our financing activities during the three month period ended March 31, 2013 relates to the exercise of stock purchase warrants.  In January 2013, we reduced the exercise price of our then-outstanding Series B Common Stock Purchase Warrant from $0.75 to $0.60 per share.  In consideration for the reduction of the exercise price, the holders of the Series B Warrants immediately exercised 1,766,667 of the Series B Warrants for cash, resulting in total proceeds to the Company of $1,060,000.  The expiration date of the remaining Series B Warrants with respect to 1,166,667 shares was extended from March 21, 2013 to May 21, 2013.

The cash generated by our financing activities during the three month period ended March 31, 2012 includes approximately $310,000 received from the sale of common stock and warrants pursuant to a private placement offering which commenced in December 2011, and approximately $2 million of net proceeds from the sale of our Series A Convertible Preferred Stock and stock purchase warrants in March 2012.

Our capital requirements, particularly as they relate to our research and development activities, have been and will continue to be significant. We anticipate incurring additional losses for several years as we expand our clinical programs and proceed into higher cost human clinical trials. Conducting clinical trials for our vaccine candidates in development is a lengthy, time-consuming and expensive process. We will not generate revenues from the sale of our technology or products for at least several years, if at all. For the foreseeable future, we will be dependent on obtaining financing from third parties in order to maintain our operations, including our clinical program. Due to the existing uncertainty in the capital and credit markets, and adverse regional and national economic conditions that may persist or worsen, capital may not be available on terms acceptable to the Company or at all. If we fail to obtain additional funding when needed, we would be forced to scale back or terminate our operations, or to seek to merge with or to be acquired by another company.

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

Contractual Obligations

As of March 31, 2013, we had firm purchase obligations of approximately $186,000, as compared to approximately $510,000 at December 31, 2012.  We have no committed lines of credit and no other committed funding or long-term debt.  We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Net Loss

We recorded a net loss of $696,797 for the three months ended March 31, 2013, as compared to $730,513 for the three months ended March 31, 2012.  Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

During the three months ended March 31, 2013, we recorded grant revenue of $797,040, as compared to $854,063 during the comparable period of 2012.  Grant revenues for both periods relate to grants from the NIH in support of our HIV vaccine development activities. The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the grants, and can fluctuate dramatically based on the timing of the related expenditures.

In September 2007, the NIH awarded us an IPCAVD grant to support our HIV/AIDS vaccine development, optimization and production.  The original project period for the grant covered a five year period ending in August 2012, but was extended for an additional one year period.  The aggregate award totaled $20.4 million and there is approximately $1.3 million remaining and available for use as of March 31, 2013.

In September 2012, the NIH awarded us an additional grant of $1.9 million to support development of versions of our HIV/AIDS vaccines for the clade C subtype of the HIV virus prevalent in the developing world.  The project period of this grant covers a one year period ending in August 2013.  There is approximately $900,000 from this grant remaining and available for use as of March 31, 2013.

Research and Development

During the three months ended March 31, 2013, we incurred $881,988 of research and development expense, as compared to $1,072,354 during the three months ended March 31, 2012. Research and development expense for these periods includes stock-based compensation expense of $12,063 and $20,732 for the 2013 and 2012 periods, respectively (see discussion under “Stock-Based Compensation Expense” below).  Our research and development costs do not include costs incurred by the HVTN in conducting clinical trials of our vaccines; those costs are funded directly by the NIH.

Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our grants from the NIH, and the timing of costs associated with clinical trials being funding directly by us.  The recently completed Phase 2a clinical trial for our preventive vaccine was conducted and funded by the HVTN, as is the ongoing Phase 1 clinical trial of our second generation preventive vaccine, but we are responsible for the manufacture of vaccine product to be used in the trials.  We are not currently receiving any government support for the ongoing Phase 1 clinical trial of our therapeutic vaccine (treatment interruption protocol).  The overall decrease in research and development expense during the three months ended March 31, 2013, as compared to the 2012 period, can mostly be attributed to lower expenditures related to our grants from the NIH.

We cannot predict the level of support we may receive from HVTN or other federal agencies (or divisions thereof) for our future clinical trials.  We expect that our research and development costs will increase in the future as we progress into the later stage human clinical trials leading up to possible product approval by the FDA.

Our vaccine candidates still require significant, time-consuming and costly research and development, testing and regulatory clearances. Completion of clinical development will take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The NIH has funded the costs of conducting all of our human clinical trials to date, except for our ongoing pilot Phase 1/2 therapeutic trial, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support.  We expect the NIH will fund the costs of another Phase 1 therapeutic trial which we anticipate will start in mid-2013. We are also having discussions with the HVTN and NIH with regard to the conduct of a planned Phase 2 efficacy trial of our preventive vaccine (expected to begin in 2014), and we expect the NIH will provide support for this trial as well.  We intend to seek government and/or third party support for future clinical human trials, but there can be no assurance that we will be successful. The duration and the cost of future clinical trials may vary significantly over the life of the project as a result of differences arising during development of the human clinical trial protocols, including, among others:
•	the number of patients that ultimately participate in the clinical trial;
•	the duration of patient follow-up that seems appropriate in view of the results;
•	the number of clinical sites included in the clinical trials; and
•	the length of time required to enroll suitable patient subjects.

Due to the uncertainty regarding the timing and regulatory approval of clinical trials and pre-clinical studies, our expenditures are likely to be highly volatile in future periods depending on the outcomes of the trials and studies. From time to time, we will make determinations as to how much funding to direct to these programs in response to their scientific, clinical and regulatory success, anticipated market opportunity and the availability of capital to fund our programs.

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

General and Administrative Expense

Our general and administrative expenses were $612,943 during the three months ended March 31, 2013, as compared to $512,818 during the three months ended March 31, 2012.  General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses.  General and administrative expense includes stock-based compensation expense of $253,762 and $60,844 for the three months ended March 31, 2013 and 2012, respectively (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $359,181 during the three months ended March 31, 2013, as compared to $451,974 during the three months ended March 31, 2012.  The overall reduction in general and administrative expenses for the three months ended March 31, 2013, as compared to the 2012 period, is primarily due to lower legal and patent costs.  However, we expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $265,825 and $81,576 during the three months ended March 31, 2013 and 2012, respectively, which was allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to common stock and stock purchase warrants issued to consultants and non-employee directors. The overall increase in stock-based compensation expense during the 2013 period, as compared to 2012, can be attributed to $218,551 of expense recorded in the 2013 period associated with the repricing and extension of Series B Warrants held by investors from a prior financing round in exchange for exercise of a portion of those warrants by the investors.  For the three months ended March 31, 2013 and 2012, stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2013	2012
General and Administrative Expense	$253,762	$60,844
Research and Development Expense	12,063	20,732
Total Stock-Based Compensation Expense	$265,825	$81,576

Other Income

Interest income for the three months ended March 31, 2013 and 2012 was $1,094 and $596, respectively.  The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6                 Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger (2)

2.3	Second Amendment to Agreement and Plan of Merger (3)

3.1	Certificate of Incorporation (4)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (5)

3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (6)

3.2	Bylaws (4)

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed March 20, 2012 (7)

4.2	Form of Stock Certificate for the Series A Convertible Preferred Stock (7)

10.1	Warrant Reset Offer Agreements dated January 17, 2013 (8)

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2013 and 2012 and for the period from inception (June 27, 2001) to March 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2013 and 2012 and for the period from inception (June 27, 2001) to March 31, 2013, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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

GEOVAX LABS, INC.
(Registrant)

Date: May 1, 2013	By:	/s/ Mark W. Reynolds
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

101*
The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2013 and 2012 and for the period from inception (June 27, 2001) to March 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2013 and 2012 and for the period from inception (June 27, 2001) to March 31, 2013, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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