Form 10-Q
period 2013-06-30
GeoVax Labs, Inc.
filed 2013-08-12
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐

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

Yes ☐    No ☒

As of August 12, 2013, 21,666,610 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.

Index

		Page
Part I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	1
	Condensed Consolidated Statements of Operations for the three month and six month periods ended June 30, 2013 and 2012 and for the period from inception (June 27, 2001) to June 30, 2013 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012 and for the period from inception (June 27, 2001) to June 30, 2013 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4	Controls and Procedures	12

Part II. – OTHER INFORMATION

Item 1	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3	Defaults Upon Senior Securities	12

Item 4	Mine Safety Disclosures	13

Item 5	Other Information	13

Item 6	Exhibits	13

SIGNATURES		14

Part 1 -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,881,393	$1,035,925
Grant funds receivable	35,750	266,248
Prepaid expenses and other current assets	28,683	42,301

Total current assets	1,945,826	1,344,474

Property and equipment, net of accumulated depreciation and amortization of $459,905 and $429,804 at June 30, 2013 and December 31, 2012, respectively	72,385	102,486

Other assets:
Licenses, net of accumulated amortization of $233,856 and $228,856 at June 30, 2013 and December 31, 2012, respectively	15,000	20,000
Deposits and other assets	11,010	11,010

Total other assets	26,010	31,010

Total assets	$2,044,221	$1,477,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,779	$163,788
Accrued expenses	87,834	33,877
Amounts payable to Emory University (a related party)	25,000	129,370

Total current liabilities	151,613	327,035

Commitments (Note 4)

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; Series A Convertible Preferred Stock, $1,000 stated value; 788 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	312,196	312,196
Common stock, $0.001 par value, 40,000,000 shares authorized; 21,666,610 and 18,733,277 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	21,667	18,733
Additional paid-in capital	27,548,968	25,587,148
Deficit accumulated during the development stage	(25,990,223)	(24,767,142)

Total stockholders’ equity	1,892,608	1,150,935

Total liabilities and stockholders’ equity	$2,044,221	$1,477,970

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended		From Inception
	June 30,		June 30,		(June 27,2001) to
	2013	2012	2013	2012	June 30, 2013
Grant revenue	$441,561	$705,698	$1,238,601	$1,559,761	$24,207,620

Operating expenses:
Research and development	553,199	712,416	1,435,187	1,784,770	30,109,385
General and administrative	415,784	492,316	1,028,727	1,005,134	20,429,151
Total operating expenses	968,983	1,204,732	2,463,914	2,789,904	50,538,536

Loss from operations	(527,422)	(499,034)	(1,225,313)	(1,230,143)	(26,330,916)

Other income (expense):
Interest income	1,138	1,271	2,232	1,867	346,362
Interest expense	-	-	-	-	(5,669)
Total other income (expense)	1,138	1,271	2,232	1,867	340,693

Net loss	$(526,284)	$(497,763)	$(1,223,081)	$(1,228,276)	$(25,990,223)

Basic and diluted:
Loss per common share	$(0.02)	$(0.03)	$(0.06)	$(0.07)	$(2.20)
Weighted average shares outstanding	21,089,687	17,827,313	20,630,515	17,271,940	11,806,485

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			From Inception
	Six Months Ended June 30,		(June 27, 2001) to
	2013	2012	June 30, 2013

Cash flows from operating activities:
Net loss	$(1,223,081)	$(1,228,276)	$(25,990,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,101	46,822	694,381
Accretion of preferred stock redemption value	-	-	346,673
Stock-based compensation expense, including common stock issued for services	321,420	162,576	6,991,235
Changes in assets and liabilities:
Grant funds receivable	230,498	(68,276)	(35,750)
Prepaid expenses and other current assets	13,618	(11,458)	(28,683)
Deposits and other assets	-	-	(11,010)
Accounts payable and accrued expenses	(175,422)	(561,546)	240,403
Total adjustments	425,215	(431,882)	8,197,249
Net cash used in operating activities	(797,866)	(1,660,158)	(17,792,974)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(538,490)
Proceeds from sale of property and equipment	-	-	5,580
Net cash used in investing activities	-	-	(532,910)

Cash flows from financing activities:
Net proceeds from sale of common stock	1,643,334	310,160	17,479,802
Net proceeds from sale of preferred stock	-	1,999,032	2,727,475
Net cash provided by financing activities	1,643,334	2,309,192	20,207,277

Net increase in cash and cash equivalents	845,468	649,034	1,881,393
Cash and cash equivalents at beginning of period	1,035,925	1,167,980	-

Cash and cash equivalents at end of period	$1,881,393	$1,817,014	$1,881,393

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$5,669

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

1.     Description of Company and Basis of Presentation

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a biotechnology company developing vaccines for the prevention and treatment of Human Immunodeficiency Virus (“HIV”) infections. HIV infections result in Acquired Immunodeficiency Syndrome (“AIDS”). We have exclusively licensed from Emory University (“Emory”) vaccine technology which was developed in collaboration with the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”). GeoVax is incorporated under the laws of the State of Delaware and our principal offices are located in Smyrna, Georgia (metropolitan Atlanta area).

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

GeoVax is devoting all of its present efforts to research and development and is a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 915, “Development Stage Entities”. We have funded our activities to date almost exclusively from equity financings and government grants, and we will continue to require substantial funds to continue these activities. We anticipate that our existing cash resources, combined with the proceeds from the NIH grants discussed in Note 7, will be sufficient to fund our planned activities into the first quarter of 2014. In order to meet our future operating cash flow requirements, we intend to conduct additional offerings of our equity securities, debt or convertible debt instruments. We are also seeking additional funding for our vaccine development programs through government grants and clinical trial support.

The accompanying financial statements at June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. Our operating results are expected to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 those accounting policies that we consider significant in determining our results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

2.     Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we expect to have a material impact on our financial statements.

3.     Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 10.4 million and 13.6 million shares at June 30, 2013 and 2012, respectively.

4.     Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta). Future minimum lease payments pursuant to the 62 month operating lease total $62,900 for the remainder of 2013 and $128,920 in 2014.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of our clinical trials, and other research-related activities. As of June 30, 2013, we had approximately $201,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2013.

5.     Stockholders’ Equity

Common Stock Transactions

During January and May 2013, we issued an aggregate of 1,766,667 shares and 1,166,666 shares, respectively, of our common stock pursuant to the exercise of Series B Warrants, resulting in total proceeds of $1,060,000 and $583,333, respectively (see ”Stock Purchase Warrants” below).

Stock Options

The Company maintains a stock option plan that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. The following table presents a summary of stock option transactions during the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,069,141	$4.50
Granted	--	--
Exercised	--	--
Forfeited or expired	(59,099)	4.59
Outstanding at June 30, 2013	1,010,042	$4.50
Exercisable at June 30, 2013	692,866	$6.16

During the three month and six month periods ended June 30, 2013, we recorded share-based compensation expense related to stock options of $35,978 and $83,252, as compared to $81,000 and $162,576 for the three month and six month periods ended June 30, 2012, respectively. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of June 30, 2013, there was $168,766 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.8 years.

Stock Purchase Warrants

We have issued stock purchase warrants in connection with financing transactions and also in exchange for services from consultants and others. The following table presents a summary of stock purchase warrant transactions during the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	11,225,559	$2.06
Issued	--	--
Exercised	(2,933,333)	0.56
Forfeited or expired	--	--
Outstanding at June 30, 2013	8,292,226	$3.47
Exercisable at June 30, 2013	8,292,226	$3.47

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

Effective May 14, 2013, we reduced the exercise price of the remaining outstanding Series B Common Stock Purchase Warrants from $0.60 to $0.50 per share. In consideration for the reduction of the exercise price, the holders of the Series B Warrants immediately exercised all 1,166,666 of the remaining Series B Warrants for cash, resulting in total proceeds to the Company of $583,333. We recorded general and administrative expense of $19,617 associated with this warrant modification, all of which was recognized during the three month period ended June 30, 2013.

During the three and six month periods ended June 30, 2013 and 2012, we recorded no expense related to the issuance of stock purchase warrants in exchange for services; and as of June 30, 2013, there was no unrecognized compensation expense related to any compensatory warrant arrangements.

Common Stock Reserved

A summary of our common stock reserved for future issuance is as follows as of June 30, 2013:

Common Stock Purchase Warrants	8,292,226
Equity Incentive Plans	1,197,529
Series A Convertible Preferred Stock	1,050,667
Total	10,540,422

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

7.     NIH Grant Funding

In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. The original project period for the grant covered a five year period ending in August 2012, but was extended for an additional one year period. The aggregate award (including subsequent amendments) totaled $20.4 million, and there is approximately $1.3 million remaining and available for use as of June 30, 2013.

In September 2012, the NIH awarded us an additional grant of $1.9 million to support development of versions of our HIV/AIDS vaccines to address the clade C subtype of the HIV virus prevalent in the developing world. The project period of this grant covers a one year period ending in August 2013. There is approximately $452,000 from this grant remaining and available for use as of June 30, 2013.

We record revenue associated with these grants as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations.

8.     Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory. During the six month period ended June 30, 2013, we recorded $21,921 of general and administrative expense associated with these patent cost reimbursements to Emory.

We have entered into a research agreement with Emory for the purpose of conducting research and development activities associated with our IPCAVD grant from the NIH (see Note 7). During the six month period ended June 30, 2013, we recorded $56,788 of research and development expense associated with this contract. All amounts paid to Emory under this agreement are reimbursable to us pursuant to the NIH grant.

9.     Subsequent Events

Increase in Authorized Shares of Common Stock

At our annual meeting of stockholders held on June 10, 2013, our stockholders approved an amendment to our certificate of incorporation to increase our authorized shares of common stock from 40,000,000 shares to 75,000,000 shares. The amendment to our certificate of incorporation was filed with the Delaware Secretary of State on August 1, 2013.

New SBIR Grant

On July 31, 2013, we received a Notice of Award from the NIH for a Small Business Innovative Research (SBIR) grant entitled “Enhancing Protective Antibody Responses for a GM-CSF Adjuvanted HIV Vaccine.” The grant award of approximately $277,000 is for the first year of a two year project period beginning August 1, 2013.

Item 2     Management’s Discussion and Analysis of Financial Condition And Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2012, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ““believes,’’ ““expects,’’ ““may,’’ ““will,’’ ““should,’’ ““seeks,’’ ““approximately,” ““intends,’’ ““plans,’’ ““pro forma,’’ ““estimates,’’ or ““anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

Overview

GeoVax is a biotechnology company developing vaccines for the prevention and treatment of HIV infections. We have exclusively licensed from Emory University vaccine technology which was developed in collaboration with the NIH and the CDC.

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

We have neither received regulatory approval for any of our vaccine candidates, nor do we currently have any commercialization capabilities; therefore, it is possible that we may never successfully derive significant product revenues from any of our existing or future development programs or product candidates.

We expect for the foreseeable future our operations will result in a net loss on a quarterly and annual basis. As of June 30, 2013, we had an accumulated deficit of approximately $26 million.

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

Liquidity and Capital Resources

At June 30, 2013, we had cash and cash equivalents of $1,881,393 and total assets of $2,044,221, as compared to $1,035,925 and $1,477,970, respectively, at December 31, 2012. Working capital totaled $1,794,213 at June 30, 2013, compared to $1,017,439 at December 31, 2012.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $797,866 for the six month period ended June 30, 2013 as compared to $1,660,158 for the comparable period in 2012. The differences between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research and development activities, offset by government grant revenues.

Our preventive HIV vaccines are currently being tested in a Phase 1 human clinical trial by the HIV Vaccine Trials Network (HVTN) with funding from the NIH. The NIH has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive vaccines, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. We are also engaged in discussions with the HVTN and NIH with regard to the conduct of a Phase 2 trial of our preventive vaccine which we expect will begin in 2014 and we anticipate the NIH will provide financial support for this trial as well. Various study designs are currently being contemplated. Until this trial begins, however, we cannot be fully assured of the level of support, if any, we will receive from the HVTN or the NIH for this clinical trial.

Our HIV vaccines for the treatment of HIV infection are currently being tested in a Phase 1 human clinical trial (treatment interruption protocol) being funded by GeoVax. We have also been in discussions with the International Maternal Pediatric Adolescent AIDS Clinical Trial Group (IMPAACT) regarding a potential Phase 1 clinical trial investigating the treatment of HIV-positive young adults with our vaccines in combination with standard-of-care drug therapy. IMPAACT has recently conducted a review of its core resources in light of current budget constraints and has informed us that it will be unable to support this trial. We intend to explore other options for financing our therapeutic vaccine program, which may include use of our equity capital, if available. There can be no assurance, however, that we will be successful in obtaining the necessary financing to advance this program.

In addition to clinical trial support from the NIH, our operations are partially funded by NIH research grants. We record the funding we receive pursuant to these grants as revenue at the time the related expenditures are incurred. In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. The original project period for the grant covered a five year period ending in August 2012, but was extended for an additional one year period. The aggregate award (including subsequent amendments) totaled $20.4 million, and there is approximately $1.3 million remaining and available for use as of June 30, 2013. In September 2012, the NIH awarded us an additional grant of $1.9 million to support development of versions of our HIV/AIDS vaccines to address the clade C subtype of the HIV virus prevalent in the developing world. The project period of this grant covers a one year period ending in August 2013. There is approximately $452,000 from this grant remaining and available for use as of June 30, 2013. In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant for approximately $277,000 to support preclinical studies evaluating the ability of protein boosts to augment antibody responses. This grant is for the first year of a two year project period beginning in August 2013; the full amount of this grant is currently available for use.

We are pursuing additional grants from the federal government but cannot be assured of success. As we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Therefore, it will be necessary for us to look to other sources of funding in order to finance our clinical trials and other vaccine development activities.

Cash Flows from Investing Activities

Our investing activities have consisted predominantly of capital expenditures. There were no capital expenditures during the six months ended June 30, 2013 or for the comparable period in 2012.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1,643,334 for the six month period ended June 30, 2013, as compared to $2,309,192 for the comparable period in 2012. The cash generated by our financing activities during the six month period ended June 30, 2013 relates to the exercise of an aggregate of 2,933,333 stock purchase warrants. The cash generated by our financing activities during the six month period ended June 30, 2012 includes approximately $310,000 received from the sale of common stock and warrants pursuant to a private placement offering which commenced in December 2011, and approximately $2.0 million of net proceeds from the sale of our Series A Convertible Preferred Stock and stock purchase warrants in March 2012.

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

We expect that our current working capital combined with the remaining available funds from the NIH grants will be sufficient to support our planned level of operations into the first quarter of 2014. We anticipate raising additional capital during 2013, although there can be no assurance that we will be able to do so. While we believe that we will be successful in obtaining the necessary financing to fund our operations through government grants and clinical trial support, exercise of stock purchase warrants, and/or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of June 30, 2013, we had firm purchase obligations of approximately $201,000, as compared to approximately $510,000 at December 31, 2012. We have no committed lines of credit and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Net Loss

We recorded a net loss of $526,284 for the three months ended June 30, 2013, as compared to a net loss of $497,763 for the three months ended June 30, 2012. For the six months ended June 30, 2013, we recorded a net loss of $1,223,081, as compared to a net loss of $1,228,276 for the six months ended June 30, 2012. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

During the three and six month periods ended June 30, 2013 we recorded grant revenue of $441,561 and $1,238,601, respectively, as compared to $705,698 and $1,559,761, respectively, during the comparable periods of 2012. Grant revenues relate to grants from the NIH in support of our HIV vaccine development activities. The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the grants, and can fluctuate dramatically based on the timing of the related expenditures.

In September 2007, the NIH awarded us an IPCAVD grant to support our HIV/AIDS vaccine development, optimization and production. The original project period for the grant covered a five year period ending in August 2012, but was extended for an additional one year period. The aggregate award (including subsequent amendments) totaled $20.4 million and there is approximately $1.3 million remaining and available for use as of June 30, 2013.

In September 2012, the NIH awarded us an additional grant of $1.9 million to support development of versions of our HIV/AIDS vaccines for the clade C subtype of the HIV virus prevalent in the developing world. The project period of this grant covers a one year period ending in August 2013. There is approximately $452,000 from this grant remaining and available for use as of June 30, 2013.

Research and Development

During the three month and six month periods ended June 30, 2013, we incurred $553,199 and $1,435,187, respectively, of research and development expense as compared to $712,416 and $1,784,770, respectively, during the three month and six month periods ended June 30, 2012. Research and development expense for the three month and six month periods of 2013 includes stock-based compensation expense of $11,678 and $23,741, respectively, while the comparable periods of 2012 include stock-based compensation expense of $20,156 and $40,887, respectively (see discussion under “Stock-Based Compensation Expense” below). Our research and development costs do not include costs incurred by the HVTN in conducting clinical trials of our vaccines; those costs are funded directly by the NIH.

Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our grants from the NIH, and the timing of costs associated with clinical trials being funding directly by us. Our ongoing Phase 1 clinical trial of our second generation preventive vaccine is being conducted by the HVTN with funding from the NIH, but we are responsible for the manufacture of vaccine product to be used in the trials. We are not currently receiving any government support for the ongoing Phase 1 clinical trial of our therapeutic vaccine (treatment interruption protocol). The overall decrease in research and development expense during the six months ended June 30, 2013, as compared to the 2012 period, can mostly be attributed to the timing of expenditures related to our grants from the NIH. We cannot predict the level of support we may receive from HVTN or other federal agencies (or divisions thereof) for our future clinical trials. We expect that our research and development costs will increase in the future as we progress into the later stage human clinical trials leading up to possible product approval by the FDA.

Our vaccine candidates still require significant, time-consuming and costly research and development, testing and regulatory clearances. Completion of clinical development will take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The NIH has funded the costs of conducting all of our human clinical trials to date, except for our ongoing Phase 1 therapeutic trial (treatment interruption protocol), with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. As discussed above under “Liquidity and Capital Resources”, we anticipate the NIH will fund the costs of additional human clinical trials, but until such trials begin we cannot be assured of the level of support, if any, we will receive from the HVTN or NIH for these trials, or any additional clinical trials.

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

Due to the uncertainty regarding the timing and regulatory approval of clinical trials and preclinical studies, our expenditures are likely to be highly volatile in future periods depending on the outcomes of the trials and studies. From time to time, we will make determinations as to how much funding to direct to these programs in response to their scientific, clinical and regulatory success, anticipated market opportunity and the availability of capital to fund our programs.

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

General and Administrative Expense

During the three month and six month periods ended June 30, 2013, we incurred general and administrative costs of $415,784 and $1,028,727, respectively, as compared to $492,316 and $1,005,134, respectively, during the comparable periods in 2012. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense for the three month and six month periods of 2013 include stock-based compensation expense of $43,917 and $297,679, respectively; while the comparable periods of 2012 include stock-based compensation expense of $60,845 and $121,689, respectively (see discussion under “Stock-Based Compensation Expense” below).

Excluding stock-based compensation expense, general and administrative expenses were $371,867 and $731,048, respectively, as compared to $431,471 and $883,445, respectively, during the comparable periods in 2012. The overall reduction in general and administrative expenses during the 2013 periods, as compared to the 2012, is primarily attributable to lower legal and patent costs. However, we expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $55,595 and $321,420 during the three month and six month periods ended June 30, 2013, respectively, as compared to $81,000 and $162,576, respectively, during the comparable periods of 2012. We allocate stock-based compensation expense to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to common stock and stock purchase warrants issued to consultants and non-employee directors. The overall increase in stock-based compensation expense during the 2013 periods, as compared to 2012, can be attributed to an aggregate of $238,168 of expense recorded during 2013 associated with the repricing and extension of Series B Warrants held by investors from a prior financing round in exchange for exercise of those warrants by the investors. For the three month and six month periods ended June 30, 2013 and 2012, stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Expense Allocated to:	2013	2012	2013	2012
General and Administrative Expense	$43,917	$60,845	$297,679	$121,689
Research and Development Expense	11,678	20,156	23,741	40,887
Total Stock-Based Compensation Expense	$55,595	$81,000	$321,420	$162,576

Other Income

Interest income for the three month and six month periods ended June 30, 2013 was $1,138 and $2,232, respectively, as compared to $1,271 and $1,867, respectively, for comparable periods of 2012. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6     Exhibits

Exhibit

Number     Description

2.1	Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger (2)

2.3	Second Amendment to Agreement and Plan of Merger (3)

3.1	Certificate of Incorporation (4)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (5)

3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (6)

3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 1, 2013 (10)

3.2	Bylaws (4)

4.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed March 20, 2012 (7)

4.2	Form of Stock Certificate for the Series A Convertible Preferred Stock (7)

10.1	Warrant Reset Offer Agreements dated January 17, 2013 (8)

10.2	Warrant Reset Offer Agreements dated May 14,2013 (9)

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101**

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three month and six month periods ended June 30, 2013 and 2012 and for the period from inception (June 27, 2001) to June 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2013 and 2012 and for the period from inception (June 27, 2001) to June 30, 2013, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 24, 2006.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 13, 2006.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 4, 2006.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on June 23, 2008.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 14, 2010.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 28, 2010.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 22, 2012.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 17, 2013.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 15, 2013.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 2, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC.
(Registrant)

Date: August 12, 2013	By:	/s/ Mark W. Reynolds
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

101*

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three month and six month periods ended June 30, 2013 and 2012 and for the period from inception (June 27, 2001) to June 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2013 and 2012 and for the period from inception (June 27, 2001) to June 30, 2013, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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