Form 10-K
period 2013-12-31
GeoVax Labs, Inc.
filed 2014-03-14
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For fiscal year ended December 31, 2013

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

Large accelerated filer ☐     Accelerated filer ☐          Non-accelerated filer ☐     Smaller reporting company     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2013, based on the closing price on that date was $7,811,000.

Number of shares of Common Stock outstanding as of March 10, 2014: 24,968,037

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III

ii

“SAFE HARBOR” STATEMENT

From time to time, we make oral and written statements that constitute “forward-looking statements” (rather than historical facts).

All statements in this Annual Report that are not statements of historical fact are forward-looking statements, including any projections of financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or financial performance, any statements regarding action by the U.S. Food and Drug Aministration (FDA) or other regulatory authorities, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “could” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.

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

PART I

ITEM 1.     BUSINESS

GeoVax, Labs Inc. is a biotechnology company developing vaccines that prevent and control human immunodeficiency virus (HIV). HIV infections result in acquired immunodeficiency syndrome (AIDS). We are incorporated in Delaware, and our offices and laboratory facilities are located in Smyrna, Georgia (metropolitan Atlanta).

Our vaccines are being evaluated to determine their potential to (a) prevent HIV infection and (b) to serve as a treatment for individuals who are already infected with HIV. These vaccines are currently being evaluated in human clinical trials -- both in those infected with HIV and those who are not.

Our most advanced vaccines under development are designed to function against the clade B subtype of the HIV virus that is prevalent in the United States and much of the developed world. An estimated 3.3 million people are infected with clade B HIV virus worldwide, with 187,000 new infections in 2012, of which 51,000 were in the United States. Subject to the availability of funding support from governmental or nongovernmental organizations, we also plan to develop vaccines designed for use to combat the subtypes of HIV that predominate in the developing countries. We have licensed from the U.S. National Institutes of Health (NIH) the modified vaccinia Ankara (MVA) construct for the clade C subtype of HIV prevalent in South Africa and India, and have begun early development work on a vaccine for this subtype of the virus.

Our vaccines incorporate two delivery components: a recombinant DNA vaccine, and a recombinant poxvirus designated modified vaccinia Ankara (MVA) vaccine. Both the DNA and MVA vaccines contain sufficient HIV genes to support the production of non-infectious virus-like particles.  These particles display the native trimeric-membrane-bound form of the viral envelope glycoprotein that mediates entry into cells and is the target for protective antibody. When used together, the recombinant DNA component primes immune responses, which are boosted by administration of the recombinant MVA component. We have also tested an adjuvanted version of our vaccine that co-expresses granulocyte-macrophage colony-stimulating factor (GM-CSF) in the DNA vaccine used to prime the immune response. An adjuvant is an agent that can improve a vaccine response.

Our vaccine technology was developed in collaboration with researchers at Emory University, the NIH, and the CDC. The technology developed by the collaboration is exclusively licensed to us from Emory University. We also have nonexclusive licenses to certain patents owned by the NIH.

Therapeutic HIV Vaccine Program

We recently completed a Phase 1 clinical trial (GV-TH-01) investigating the therapeutic use of our GOVX-B11 vaccine in HIV-infected patients. GV-TH-01 is an open label Phase 1 treatment interruption trial investigating the safety and immunogenicity of GOVX-B11 in 9 HIV-infected patients who initiated drug treatment within 18 months of seroconversion and had stably controlled virus for at least 6 months. Patients were vaccinated with two DNA inoculations followed by two MVA inoculations at intervals of two months. Eight weeks following the last inoculation, patients suspended drug therapy for a 12 week period. Vaccinated patients’ ability to control the time and temporal height of re-emergent virus in the absence of drugs was then observed. Drug treatment was re-instituted after 12 weeks, and trial participants were observed for an additional 6 months. The primary endpoint of this study is to evaluate the safety of our vaccine in HIV-positive patients with well-controlled infections who are being treated with oral HIV medications. An exploratory objective of the study is to evaluate the ability of the vaccinated patient to control re-emergent virus during the drug treatment interruption period.

Early analysis of GV-TH-01 data indicates that, during the vaccination phase of the trial, enhanced CD8+ T cells were elicited in 8 of 9 participants and enhanced CD4+ T cell in 5 of 9 participants. Antibody responses were boosted in 4 of 9 participants. Analyses during the treatment interruption phase of the trial suggested that individuals with the best immune responses have lower levels of re-emergent virus. Excellent safety was observed throughout the trial, with none of the participants needing to reinstate antiretroviral drugs during the treatment interruption phase of the trial.

Based on the results of GV-TH-01, we are formulating plans for a follow-on Phase 1 clinical trial investigating the treatment of HIV-positive individuals with our GM-CSF adjuvanted DNA/MVA vaccine (GOVX-B21) in combination with standard-of-care antiretroviral drug therapy. The primary and secondary objectives of the study will be to evaluate the safety and immunogenicity of GOVX-B21. An exploratory objective will be to investigate the vaccine’s effect on reducing viral reservoirs.

Preventive HIV Vaccine Program

Clinical trials of our preventive vaccine have been conducted by the HIV Vaccine Trials Network. The HIV Vaccine Trials Network (HVTN) is the largest worldwide clinical trials network dedicated to the development and testing of HIV/AIDS vaccines. Support for the HVTN comes from the National Institute of Allergy and Infectious Diseases (NIAID), part of the NIH. The HVTN’s HIV Vaccine Trial Units are located at leading research institutions in 27 cities on four continents.

HVTN 065, a 120 person first in humans Phase 1 trial of our GOVX-B11 vaccine (JS7 DNA prime and MVA62B boost) showed good safety and immunogenicity and supported moving to Phase 2 testing. HVTN 205, a 300 person Phase 2a trial for MVA62B with or without a JS7 DNA prime has also been completed. Participants received either 2 doses of JS7 DNA vaccine followed by 2 doses of MVA62B at 0, 2, 4, and 6, months (DDMM regimen), 3 doses of MVA/62B at 0, 2, and 6 months (MMM regimen) or placebo injections. At peak response, 93.2% of the DDMM group and 98.4% of the MMM group had binding antibodies (Ab) for the envelope glycoprotein (Env). These binding Abs were more frequent and of higher magnitude for the transmembrane (gp41) than the receptor binding subunit (gp120) of the HIV envelope glycoprotein (Env). For both regimens, response rates were higher for CD4+ (66.4% DDMM, 43.1% MMM) than CD8+ (21.8% DDMM, 14.9% MMM) T cells. Responding CD4+ and CD8+ T cell were biased towards Gag and >70% produced two, or three, of four tested cytokines. At 6 months post vaccination, the magnitudes of Ab and T cell responses had decreased by <3- fold. These results distinguished our vaccine from other vaccines that have advanced to efficacy testing in the specificity and durability of elicited antibody responses. We believe that the durability of the Ab responses is important, because protection waned with the declining Ab response in the one partially successful HIV vaccine trial (RV144) conducted by the US military and the Thai government in Thailand.

During December 2013, we reviewed preliminary results from an ongoing Phase 1 trial (HVTN 094) of our adjuvanted DNA/MVA vaccine (GOVX-B21) that co-expresses GM-CSF in the priming DNA vaccine. Based on excellent preclinical non-human primate data, this trial was originally initiated with the expectation that GOVX-B21 would be carried forward into Phase 2 testing by the HIV Vaccine Trials Network, with support by the NIH. However, comparison of data between HVTN 094 and HVTN 205 has not shown a significant benefit from adding the adjuvant to the vaccine for preventive use. Following an extensive review of preclinical and clinical data, we have decided to advance GOVX-B11 to the next stage of clinical testing.

We are currently in planning discussions with the HVTN for the next stage of clinical trials, and several scenarios are being considered. Our vaccine is currently the only vaccine being contemplated for efficacy trials for prevention of clade B HIV infection. However, the HVTN believes the best path forward may be to test GOVX-B11 in combination with a protein boost or another approach to preventing HIV infection. Protein boosts may augment antibody responses that can block virus infections (neutralizing antibody) and cause antibody dependent cellular cytotoxicity (ADCC antibody). Protein added to HIV vaccines have shown some success in other trials. The HVTN believes this “dual-action” approach may be a prudent and cost-effective path forward for supporting large clinical trials. We expect our next preventive clinical trial to begin during 2015 and to be fully funded by the NIH, with specific details of the study determined after further data analysis and input from the HVTN and NIH in mid-2014.

Background – Viruses and Vaccines

What are Viruses? Viruses are microscopic organisms consisting of genetic material comprised of DNA or ribonucleic acid (“RNA”), surrounded by a protein, lipid (fat), or glycoprotein coat. Viruses invade healthy, living host cells in order to replicate and spread. In many cases, the body’s immune system can recognize and effectively combat an infection caused by a virus. However, with certain viral infections, the body’s immune system is unable to fully destroy or inhibit the replication of the virus, which results in persistent and ongoing viral replication resulting in disease.

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

●

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

●

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

●

Subunit vaccines: Vaccines of this variety are composed of purified pieces of the pathogen (known as antigens) that generate a vigorous, protective immune response. Common subunit vaccines include the seasonal flu and hepatitis B vaccines. This approach was employed to devise the first AIDS vaccine candidate tested in humans, which failed to induce protection from HIV infection.

●

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

●

Recombinant vector vaccines: These vaccines, like DNA vaccines, introduce genes for targeted antigens into the body. But the genes are inserted into a virus that actively infects human cells. The viruses chosen as vectors are safe to use because they do not ordinarily cause disease in humans and/or have been stripped of their ability to proliferate.

Overview of HIV/AIDS

What is HIV? HIV is a retrovirus that carries its genetic code in the form of RNA. Retroviruses use RNA and the reverse transcriptase enzyme to create DNA from the RNA template. The HIV-1 virus invades human cells and produces its viral DNA that is subsequently inserted into the chromosomes, which are the genetic material of a cell. HIV preferentially infects and replicates in T-cells, which are a type of white blood cell. Infection of T-cells alters them from immunity mediating cells to cells that produce and release HIV. This process results in the destruction of the immune defense system of infected individuals and ultimately, the development of AIDS.

There are several AIDS-causing HIV virus subtypes, or clades, that are found in different regions of the world. These clades are identified as clade A, clade B and so on. The predominant clade found in Europe, North America, parts of South America, Japan and Australia is clade B, whereas the predominant clades in Africa are clades A and C. In India, the predominant clade is clade C. Each clade differs by at least 20% with respect to its genetic sequence from other clades. These differences may mean that vaccines or treatments developed against HIV of one clade may only be partially effective or ineffective against HIV of other clades. Thus, there is often a geographical focus to designing and developing vaccines suited for the local clade.

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

AIDS is considered by many in the scientific and medical community to be the most lethal infectious disease in the world. According to the report published by UNAIDS/WHO, at the end of 2012, an estimated 36 million people were living with HIV worldwide, with approximately 2.5 million newly infected in 2012 alone. Approximately 25 million people infected with HIV have died since the 1981 start of the HIV pandemic. The United States currently suffers about 51,000 infections per year, of which only an estimated 25% enter into, and maintain, successful drug treatment.

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

Induction of T-cell and Antibody Immune Responses. In both preclinical and clinical trials, our vaccines induce both anti-viral antibody and T-cell responses. The induction of both antibodies and T-cells is beneficial because these immune responses work through different mechanisms. Antibodies can prevent infection by blocking viruses from infecting cells. In preclinical vaccine studies using repeated rectal challenges with moderate doses of virus, the avidity, or tightness, of antibody binding to the surface envelope glycoprotein of HIV correlates with the prevention of infection (The Journal of Infectious Diseases, 204:164 (2011)). In high dose challenges that infect all animals at the first exposure, the avidity of the antibody for envelope glycoprotein correlates with reduced levels of virus replication (Journal of Virology, 83:4102 (2009)). These results likely reflect the tightly binding antibody both blocking infection as well as tagging the virus and infected cells for destruction, by white blood cells such as macrophages, neutrophils and natural killer cells. Our vaccines elicit CD8 T-cells, a type of T-cell that can recognize and kill cells that become infected by virus (without antibody tagging). CD8 T-cells are important for the control of the virus that has established an infection.

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

Preclinical Studies. During the development of our preventive vaccines, preclinical efficacy trials were conducted by vaccinating non-human primates with simian immunodeficiency virus prototypes of our HIV vaccines and then testing them for resistance to simian immunodeficiency virus infection. The experimental data produced by these trials documented the ability of the simian prototypes of our vaccines to induce immune responses that can prevent infection as well as reduce the levels of viral replication in those animals that become infected.

Encouragingly, we found that non-human primates that were protected against a first series of rectal challenges were protected against further series of challenges. Seven survivors from a first series of 12 exposures were rested a year, boosted once with the MVA vaccine, and then exposed to a 2nd series of challenges. One of 7 animals was infected by the 10th exposure. Survivors of this 2nd series of exposures were again rested for 6 months and then exposed to a 3rd series of challenges. Again, protection was seen against the challenges with the last animal not becoming infected until the 12th challenge. The 1st two series of exposures were to SIVE660, a virus that has neutralization characteristics like viruses undergoing transmission in the current epidemic. The 3rd series of challenges was with SIV251, a virus that is considered the most potent SIV used in nonhuman primate studies and is an outlier in its high resistance to neutralization.

Preclinical Studies – Therapeutic Vaccine. In 2007-2008, data were generated in three pilot studies on therapeutic vaccination in simian immunodeficiency virus-infected non-human primates. The vaccine used in these pilot studies was specific for simian immunodeficiency virus but with the design features of our HIV/AIDS vaccine. In these pilot studies, conducted at Yerkes National Primate Research Center of Emory University, non-human primates were infected, drug-treated, vaccinated and then drug-interrupted. Following treatment interruption, median levels of virus in blood, measured as viral RNA, were 10 to 1000-times lower than those measured prior to drug and vaccine treatment. The therapeutic reductions in virus levels were best for animals placed on drugs within 12 weeks of infection with lower levels of protection being achieved in animals that were placed on drugs at 3 months or later after infection.

Human Clinical Trials -- Preventive Vaccine

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

The HVTN also sponsored and conducted a Phase 1 clinical trial in humans (HVTN 094) of the adjuvanted form of our vaccine that co-expresses GM-CSF in the DNA priming vaccine. We have designated the GM-CSF-adjuvanted version of our DNA/MVA vaccine regimen as GOVX-B21, and the unadjuvanted version as GOVX-B11. During December 2013, we reviewed preliminary results from HVTN 094. Based on excellent preclinical non-human primate data, this trial was originally initiated with the expectation that GOVX-B21 would be carried forward into Phase 2 testing by the HIV Vaccine Trials Network, with support by the NIH. However, comparison of data between HVTN 094 and HVTN 205 has not shown a significant benefit from adding the adjuvant to the vaccine for preventive use. Following an extensive review of preclinical and clinical data, we have decided to advance GOVX-B11 to the next stage of clinical testing.

Phase 2 Human Clinical Trials. Based on the safety and the immunogenicity results in the HVTN 045 and HVTN 065 trials, the full dose DNA/MVA and MVA-only regimens of our first-generation vaccine were selected for testing by the HVTN in a Phase 2a trial (designated HVTN 205) which was completed in 2012 and the subject of an oral presentation at the AIDS Vaccine 2012 Conference in September 2012, with further analysis presented at the AIDS Vaccine Meeting in Barcelona, Spain, in October 2013. HVTN 205 was designed to evaluate the safety and immunogenicity of our vaccines in healthy, HIV-uninfected adults. In HVTN 205, 299 participants were randomly assigned to three study arms: 149 participants received two injections of our DNA vaccine followed by two injections of the our MVA vaccine (DDMM arm), 75 participants received three MVA injections followed by one placebo injection (MMM arm), and 75 participants received four injections of placebo. After the final vaccination, antibody responses against the HIV Envelope protein (Env), the target for protective antibody, were detected in 93.2% of the DDMM arm (the vaccination regimen selected for further clinical study). At six months after final vaccination (the latest time point tested), Gp140 IgG antibody response titers in the DDMM arm had declined by less than 3-fold, with response rates only declining from 100% to 84%, indicating significant durability of the antibody response. Additionally, HVTN 205 also showed that the antibody responses after vaccination had high affinity binding, a characteristic which has been associated with prevention of HIV infection in preclinical models.

We are currently in planning discussions with the HVTN for the next stage of clinical trials, and several scenarios are being considered. Our vaccine is currently the only vaccine being contemplated for efficacy trials for prevention of clade B HIV infection. However, the HVTN believes the best path forward may be to test GOVX-B11 in combination with a protein boost or another approach to preventing HIV infection. Protein boosts may augment antibody responses that can block virus infections (neutralizing antibody) and cause antibody dependent cellular cytotoxicity (ADCC antibody). Protein added to HIV vaccines have shown some success in other trials. The HVTN believes this “dual-action” approach may be a prudent and cost-effective path forward for supporting large clinical trials. We expect our next preventive clinical trial to begin during 2015 and to be fully funded by the NIH, with specific details of the study determined after further data analysis and input from the HVTN and NIH in mid-2014.

Human Clinical Trials -- Therapeutic Vaccine. To help treat those people who are already infected with HIV, we are testing the feasibility of using our vaccine to enhance viral control in drug-treated individuals. Antiretroviral therapeutic drugs, which are taken for life by individuals once infected with HIV, have side effects and are expensive, costing $12,000 - $15,000 per year (drug cost only, not including physician visits and related costs). And according to a 2010 study by the CDC, of those individuals in the United States who are diagnosed with HIV, only 35% ultimately achieve stable viral load suppression through drug treatment.  Thus, even in the United States where the availability of drugs and treatment is good, there is still obvious compelling need for therapies that complement drugs.

Phase 1 Trial (Treatment Interruption). We recently completed a Phase 1 clinical trial (GV-TH-01) investigating the therapeutic use of our GOVX-B11 vaccine in HIV-infected patients. GV-TH-01 is an open label Phase 1 treatment interruption trial investigating the safety and immunogenicity of GOVX-B11 in 9 HIV-infected patients who initiated drug treatment within 18 months of seroconversion and had stably controlled virus for at least 6 months. Patients were vaccinated with two DNA inoculations followed by two MVA inoculations at intervals of two months. Eight weeks following the last inoculation, patients suspended drug therapy for a 12 week period. Vaccinated patients’ ability to control the time and temporal height of re-emergent virus in the absence of drugs was then observed. Drug treatment was re-instituted after 12 weeks, and trial participants were observed for an additional 6 months. The primary endpoint of this study is to evaluate the safety of our vaccine in HIV-positive patients with well-controlled infections who are being treated with oral HIV medications. An exploratory objective of the study is to evaluate the ability of the vaccinated patient to control re-emergent virus during the drug treatment interruption period.

Early analysis of GV-TH-01 data indicates that, during the vaccination phase of the trial, enhanced CD8+ T cells were elicited in 8 of 9 participants and enhanced CD4+ T cell in 5 of 9 participants. Antibody responses were boosted in 4 of 9 participants. Analyses during the treatment interruption phase of the trial suggested that individuals with the best immune responses have lower levels of re-emergent virus. Excellent safety was observed throughout the trial, with none of the participants needing to reinstate antiretroviral drugs during the treatment interruption phase of the trial.

Phase 1 Trial Planning (Vaccine plus Standard of Care Drug Therapy). The NIH has recently prioritized searching for a cure for those individuals who are HIV positive. Because of the mechanisms by which current oral drugs work, if the virus is in a latent phase these drugs are not effective, thus the drugs can prevent spread of the virus but cannot kill an infected cell. Immune responses can recognize and kill infected cells if they are expressing viral protein.

Based on the results of GV-TH-01, we are formulating plans for a follow-on Phase 1 clinical trial investigating the treatment of HIV-positive individuals with our GM-CSF adjuvanted DNA/MVA vaccine (GOVX-B21) in combination with standard-of-care antiretroviral drug therapy. The primary and secondary objectives of the study will be to evaluate the safety and immunogenicity of GOVX-B21. An exploratory objective will be to investigate the vaccine’s effect on reducing viral reservoirs.

Support from the United States Government

With the exception of the Phase 1 therapeutic trial (treatment interruption protocol), all of our human clinical trials to date have been conducted by the HVTN and funded by NIH. Our responsibility for these clinical trials has been to provide sufficient supplies of vaccine materials and technical expertise when necessary.

In addition to clinical trial support from the NIH, our operations are partially funded by NIH research grants. In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. The aggregate award (including subsequent amendments) totaled $20.4 million, and there is approximately $700,000 remaining and available for use as of December 31, 2013. In September 2012, the NIH awarded us an additional grant of $1.9 million to support development of versions of our HIV/AIDS vaccines to address the clade C subtype of the HIV virus prevalent in the developing world. All funding pursuant to this grant has been utilized. In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant for approximately $277,000 to support preclinical studies evaluating the ability of protein boosts to augment antibody responses. The grant award of approximately $277,000 is for the first year of a two year project period beginning August 1, 2013, and there is approximately $122,000 of unused grant funds remaining and available for use as of December 31, 2013.

Please refer to our Financial Statements beginning on page F-1 of this Form 10-K, and to “Management's Discussion and Analysis of Financial Condition and Results of Operations”, for additional information regarding revenue and funds availability.

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

In the United States, drugs are subject to rigorous federal and state regulation. The Federal Food, Drug and Cosmetic Act, as amended, or the FDC Act, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of medications and medical devices. Product development and approval within this regulatory framework is difficult to predict, takes a number of years and involves great expense. The steps required before a pharmaceutical agent may be marketed in the United States include:

●	pre-clinical laboratory tests, in vivo pre-clinical studies and formulation studies;
●	the submission to the FDA of an Investigational New Drug (IND) application for human clinical testing which must become effective before human clinical trials can commence;
●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;
●	the submission of a New Drug Application to the FDA; and
●	FDA approval of the New Drug Application prior to any commercial sale or shipment of the product.

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

Our Strategy

Our short-term goal is to bring both our preventive and therapeutic HIV/AIDS vaccines into efficacy testing, with the ultimate objective of becoming a leading biopharmaceutical company that develops differentiated products to prevent and treat serious infections, focusing on unmet medical needs. To achieve these strategic goals, we intend to employ the following strategies:

●

Leverage the Support of Federal Government Agencies for Trials of our Preventive Vaccine. The NIH and HVTN have been very supportive of our efforts to date in developing our preventive vaccines, and we intend to continue to solicit their assistance and financial support for the efficacy testing of our preventive vaccines.

●

Development of Our Therapeutic Vaccine Candidates. We plan to focus our resources on developing our therapeutic vaccines to show initial indications of efficacy in humans. We will leverage governmental support where possible.

●

Seek the Support of Nongovernmental Organizations. We also intend to solicit the support of Nongovernmental Organizations (NGOs) toward the development of our vaccine candidates for the versions of the HIV virus prevalent in the developing world.

●

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

●	New Business Opportunities. We will be open to new business development opportunities to potentially expand our technology and product pipeline or to otherwise provide additional revenue sources.

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

Development of Improved Manufacturing Techniques for MVA – The MVA component of our vaccine is currently manufactured in cells that are cultured from embryonic chicken eggs. In an attempt to find a means to reduce costs for large scale manufacturing, we have explored a number of approaches to producing MVA in continuous cell lines that can be grown in bioreactors. In this process we have identified a duck stem-cell-derived line (termed EB66), that is proprietary to Valneva S.E., France. We are currently working with Valneva on the use of EB66 cells for the growth of our MVA vaccines. We are hopeful that upon completion of process development we will be producing vaccine at significantly higher titers, allowing for quality improvements over the current process as well as meaningful cost reductions.

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

We are the exclusive, worldwide licensee of a number of patents and patent applications, which we refer to as the Emory Technology, owned, licensed or otherwise controlled by Emory University for HIV or smallpox vaccines pursuant to a License Agreement originally entered into on August 23, 2002 and restated on June 23, 2004, which we refer to as the Emory License. Through the Emory License we are also a non-exclusive licensee of four issued United States patents owned by the NIH related to the ability of our MVA vector vaccine to operate as a vehicle to deliver HIV virus antigens, and also to induce an immune response in humans. The four issued United States patents owned by the NIH expire in 2023. All of our obligations with respect to the NIH-owned MVA patents are covered by the Emory License. In addition to the issued United States patents owned by the NIH, and a recently issued patent owned by Emory University, there are six issued and seven pending United States patent applications, and thirty-two issued or pending patents in countries other than the United States. The Emory License expires on the expiration date of the last to expire of the patents licensed thereunder including those that are issued on patents currently pending. We will not know the final termination date of the Emory License until such patents are issued. The Company may terminate the Emory University License upon 90 days’ written notice. The Emory License also contains standard provisions allowing Emory University to terminate upon breach of contract by the Company or upon the Company’s bankruptcy.

The Emory License, among other contractual obligations, requires payments based on the following:

●

Milestone Payments. An aggregate of $3,450,000 is potentially due to Emory University in the future upon the achievement of clinical development and regulatory approval milestones as defined in the Emory License. To date, we have paid a nominal milestone fee upon entering Phase 2 clinical trials for our preventive HIV/AIDS vaccine.

●	Maintenance Fees. The Company has achieved the specified milestones and met its obligations with regard to the related payments, and no maintenance fees are (or will be) owed to Emory University.
●

Royalties. Upon commercialization of products covered by the Emory License, we will owe royalties to Emory University of between 5% and 7.5%, depending on annual sales volume, of net sales made directly by GeoVax. The Emory License also requires minimum annual royalty payments of $3 million in the third year following product launch, increasing annually to $12 million in the sixth year.

●

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

●

Patent Reimbursements. During the term of the Emory License we are obligated to reimburse Emory University for ongoing third party costs in connection with the filing, prosecution and maintenance of patent applications subject to the Emory License. The expense associated with these ongoing patent cost reimbursements to Emory University amounted to $98,042, $89,885, and $249,907 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Research and Development

Our expenditures for research and development activities were $2,914,878, $3,043,522, and $4,276,375 during the years ended December 31, 2013, 2012 and 2011, respectively. As our vaccines continue to go through the process to obtain regulatory approval, we expect our research and development costs to continue to increase significantly as even larger human clinical trials proceed in the United States and foreign countries. We have not yet formulated any plans for marketing and sales of any vaccine candidate we may successfully develop. Compliance with environmental protection laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position to date.

Properties and Employees

We lease approximately 8,400 square feet of office and laboratory space located at 1900 Lake Park Drive, Suite 380, Smyrna, Georgia under a 62 month lease agreement which began November 1, 2009 and expires on December 31, 2014. We believe this space is adequate for our current needs and are currently evaluating our needs and facility alternatives beyond the current lease expiration date. As of March 10, 2014, we had six full-time and one part-time employees. None of our employees are covered by collective bargaining agreements and we believe that our employee relations are good.

Corporate Background

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

Available Information

Our website address is www.geovax.com. We make available on this website under “Investors – SEC Reports,” free of charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also make available our Code of Ethics on this website under the heading “Investors – Corporate Governance”. Information contained on our website is not incorporated into this Form 10-K.

ITEM 1A.     RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully review and consider the risks, uncertainties and other factors described below before you decide whether to purchase our securities. Any of these factors could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of our common stock, and you may lose some or all of your investment. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, may also impair our business operations. You should also refer to the information contained in this Form 10-K, including our financial statements and the related notes.

Risks Related to Our Business

We have a history of operating losses, and we expect losses to continue for the foreseeable future.

We have had no product revenue to date and there can be no assurance that we will ever generate any product revenue. We have experienced operating losses since we began operations in 2001. As of December 31, 2013, we had an accumulated deficit of approximately $27.1 million. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, pre-clinical, clinical, manufacturing and marketing efforts expand. Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of our product candidates, conduct pre-clinical tests and clinical trials, obtain the necessary regulatory approvals, and manufacture and market the resulting products. Unless we are able to successfully meet these challenges, we will not be profitable and may not remain in business.

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

Our operations are also partially supported by the NIH grants awarded to us to support our HIV/AIDS vaccine program. As of December 31, 2013, there is approximately $822,000 of unused grant funds remaining and available for use during 2014. We intend to pursue additional grants from the federal government. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Furthermore, there is some risk that actual funding for grants could be delayed, cut back, or eliminated due to government budget constraints. Therefore, it will be necessary for us to look to other sources of funding in order to finance our development activities.

We expect that our current working capital, combined with proceeds from the grants awarded to us from the NIH will be sufficient to support our planned level of operations into the first quarter of 2015. In order to meet our operating cash flow requirements we plan additional offerings of our equity securities, debt, or convertible debt instruments. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

Risks Related to Development and Commercialization of Product Candidates and Dependence on Third Parties

Our products are still being developed and are unproven. These products may not be successful

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

Whether we are successful will be dependent, in part, upon the leadership provided by our management. If we were to lose the services of any of these individuals, our business and operations may be adversely affected. Further, we may not carry key man life insurance on certain of our executive officers or directors.

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

We rely heavily on the HVTN, independent clinical investigators, and other third party service providers for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates. There is also a risk of changes in clinical trial strategy and timelines due to the HVTN and the NIH altering their trial strategy. The US government can also affect trial timelines through budget restrictions such as sequestration.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the PPACA of importance to our potential drug candidates are:

●

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

●	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
●

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level beginning in 2014, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	the new requirements under the federal Open Payments program and its implementing regulations;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On March 1, 2013, the President signed an executive order implementing the 2% Medicare payment reductions, and on April 1, 2013, these reductions went into effect. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Our vaccines may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Significant factors in determining whether we will be able to compete successfully include:

●	the efficacy and safety of our vaccines;
●	the time and scope of regulatory approval;
●	reimbursement coverage from insurance companies and others;
●	the price and cost-effectiveness of our products, and
●	the ability to maintain patent protection.

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

Future or existing patents issued to third parties may contain patent claims that conflict with our products. We expect to be subject to infringement claims from time to time in the ordinary course of business, and third parties could assert infringement claims against us in the future with respect to our current products or with respect to products that we may develop or license. Litigation or interference proceedings could force us to:

●	stop or delay selling, manufacturing or using products that incorporate, or are made using the challenged intellectual property;
●	pay damages; or
●	enter into licensing or royalty agreements that may not be available on acceptable terms, if at all.

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

We believe that our current cash and cash equivalents, combined with anticipated cash flow from our NIH grants, and without consideration given to any potential proceeds from the exercise of the Series A or C Warrants, will be sufficient to meet our anticipated cash needs into the first quarter of 2015. In order to meet our operating cash flow requirements we plan additional offerings of our equity securities, debt, or convertible debt instruments. The sale of additional equity securities could result in additional dilution to our stockholders. Certain equity securities, such as convertible preferred stock, or warrants, may contain anti-dilution provisions which could result in the issuance of additional shares at lower prices if we sell other shares below specified prices. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure investors that financing will be available in amounts or on terms acceptable to us, if at all.

Our directors and executive officers beneficially own a significant amount of our common stock and will be able to exercise significant influence on matters requiring stockholder approval.

Our directors and executive officers collectively beneficially own approximately 9.6% of our common stock as of March 10, 2014. Consequently, our directors and executive officers as a group may be able to exert significant influence over the election of directors and the outcome of most corporate actions requiring stockholder approval and our business, which may have the effect of delaying or precluding a third party from acquiring control of us. Furthermore, Emory University beneficially owns 18.5% of our common stock as of March 10, 2014. If our directors and executive officers move to act in concert with Emory University, their ability to influence stockholder actions will be even more significant.

The exercise of warrants or options or conversion of our Series B Preferred Stock may depress our stock price and may result in significant dilution to our common stockholders.

There are a significant number of outstanding warrants and options to purchase our stock and we have issued Series B Preferred Stock that is convertible into our common stock. If the market price of our common stock exceeds the exercise price of outstanding warrants and options or the conversion price of the Series B Preferred Stock, holders of those securities may be likely to exercise their warrants and options or convert their preferred shares and sell the common stock acquired upon exercise or conversion of such securities, as applicable, in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of warrants, options, or preferred shares may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options, warrants, or preferred shares exercise those options or warrants or convert those preferred shares, as applicable, our common stockholders will incur dilution in their relative percentage ownership. The prospect of this possible dilution may also impact the price of our common stock.

Our outstanding warrants include Series A and C Warrants to purchase up to 5,866,666 shares of our common stock that were issued in March 2012. These warrants have an exercise price of $0.35 per share. These warrants contain anti-dilution provisions, which may, under certain circumstances, reduce the exercise price (but have no effect on the number of shares subject to the warrants) to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the exercise price of the warrants, or if we announce plans to do so. Reduction in the warrant exercise price will reduce the funds the Company receives upon exercise of the warrants, and increase the likelihood that a dilutive issuance will occur.

Our common stock is and likely will remain subject to the SEC’s “penny stock” rules, which make it more difficult to sell.

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

Our certificate of incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of preferred stock. During 2012, we issued 2,200 shares of Series A Convertible Preferred Stock, none of which currently remains outstanding. During 2013, we issued 1,650 shares of Series B Convertible Preferred Stock, 1,300 of which remains outstanding as of March 10, 2014. We believe the terms of these preferred shares would not have a substantial impact on the ability of a third party to effect a change in control. The remaining shares of preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Certain provisions of the warrants we issued in March 2012 may make it more difficult for a third party to effect a change in control.

The Series A and C Warrants contain provisions which permit the holders to require the payment to them of an amount of cash equal to the value (based on a Black-Scholes computation) of the remaining unexercised portion of the warrants on the date of the consummation of a fundamental transaction (as defined, but generally a change in control of the Company) that is (i) an all cash transaction, (ii) a “going private” transaction, or (ii) a transaction involving a person or entity not traded on a national securities exchange. The prospect of making such payments may discourage a potential third party acquirer.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None

ITEM 2.      PROPERTIES

We lease approximately 8,400 square feet of office and laboratory space located at 1900 Lake Park Drive, Suite 380, Smyrna, Georgia under a 62 month lease agreement which began November 1, 2009 and expires on December 31, 2014. We believe this space is adequate for our current needs and are currently evaluating our needs and facility alternatives beyond the current lease expiration date.

ITEM 3.      LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY,RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTCQB Market under the symbol “GOVX”. The following table sets forth the high and low bid prices for our common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions. On March 10, 2014, the last reported sale price for our common stock as reported in the OTCQB Market was $0.41 per share.

	High	Low
2014
First Quarter (through March 10, 2014)	$0.60	$0.39
2013
Fourth Quarter	$0.97	$0.36
Third Quarter	$0.51	$0.36
Second Quarter	$0.63	$0.43
First Quarter	$0.85	$0.55
2012
Fourth Quarter	$0.89	$0.52
Third Quarter	$0.96	$0.76
Second Quarter	$1.07	$0.75
First Quarter	$1.24	$0.77

Holders

On March 10, 2014, there were approximately 900 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not paid any dividends since our inception and do not contemplate paying dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this report that have not previously been reported on Form 10-Q or Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item will be included in our definitive proxy statement for our 2014 meeting of shareholders to be filed with the SEC under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by this reference.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Total revenues (grant income)	$2,417,550	$2,657,327	$4,899,885	$5,185,257	$3,668,195
Net loss	(2,284,943)	(2,135,140)	(2,346,826)	(2,474,328)	(3,284,252)
Basic and diluted net loss per common share	(0.11)	(0.12)	(0.15)	(0.18)	(0.22)

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	2,839,576	1,477,970	1,645,142	2,357,834	4,315,597
Total stockholders’ equity	2,527,227	1,150,935	703,607	1,836,226	3,744,232

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

Overview

GeoVax is a biotechnology company developing vaccines that prevent and control HIV. Our vaccine technology was developed in collaboration with researchers at Emory University, the NIH, and the CDC. The technology developed by the collaboration is exclusively licensed to us from Emory University. We also have nonexclusive licenses to certain patents owned by the NIH.

Our current vaccines under development address the clade B subtype of the HIV virus that is most prevalent in the United States and much of the developed world. Our vaccines are being evaluated to determine their potential to (a) prevent HIV infection and (b) to serve as a treatment for individuals who are already infected with HIV. These vaccines are currently being evaluated in human clinical trials -- both in those infected with HIV and those who are not.

We have neither received regulatory approval for any of our vaccine candidates, nor do we have any commercialization capabilities; therefore, it is possible that we may never successfully derive significant product revenues from any of our existing or future development programs or product candidates.

We expect for the foreseeable future our operations will result in a net loss on a quarterly and annual basis. As of December 31, 2013, we had an accumulated deficit of $27.1 million.

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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements for the year ended December 31, 2013. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, non-refundable fees received in connection with research collaboration agreements. During 2013, 2012 and 2011, our revenue consisted of grant funding received from the NIH. Revenue from these arrangements is approximately equal to the costs incurred and is recorded as income as the related costs are incurred

Stock-Based Compensation

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

Liquidity and Capital Resources

At December 31, 2013, we had cash and cash equivalents of $2,513,861 and total assets of $2,839,576, as compared to $1,035,925 and $1,477,970, respectively, at December 31, 2012. Working capital totaled $2,385,990 at December 31, 2013, compared to $1,017,439 at December 31, 2012.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $1,694,592, $2,441,247, and $303,621 for the years ended December 31, 2013, 2012 and 2011, respectively. Generally, the differences between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, offset by government grant revenues. During 2011, net cash used in operating activities was lower due mostly to higher than usual offsets for net changes in assets and liabilities from the prior year (primarily a $430,402 change in deferred offering costs and a $419,927 change in accounts payable and accrued expenses).

The NIH has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive vaccines, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. We are currently in planning discussions with the HVTN for the next stage of our preventive clinical trials, and several scenarios are being considered. While we expect the next clinical trial to begin during 2015 and to be fully funded by the NIH, with specific details of the study determined after further data analysis and input from the HVTN and NIH in mid-2014. Until the next trial begins, however, we cannot be fully assured of the level of support, if any, we will receive from the HVTN or the NIH for this clinical trial.

We recently completed a Phase 1 clinical trial (GV-TH-01) investigating the therapeutic use of our GOVX-B11 vaccine in HIV-infected patients. GV-TH-01 is an open label Phase 1 treatment interruption trial investigating the safety and immunogenicity of GOVX-B11 in 9 HIV-infected patients who initiated drug treatment within 18 months of seroconversion and had stably controlled virus for at least 6 months. An exploratory objective of the study is to evaluate the ability of the vaccinated patient to control re-emergent virus during the drug treatment interruption period. We received no federal assistance in conducting this study. In a follow-on study, we are formulating plans for a Phase 1 clinical trial investigating the treatment of HIV-positive individuals with GOVX-B21 in combination with standard-of-care antiretroviral drug therapy. The primary and secondary objectives of the study will be to evaluate the safety and immunogenicity of our vaccine. An exploratory objective will be to investigate the vaccine’s effect on reducing viral reservoirs. We plan to seek funding from the NIH to conduct this trial which, if we are successful, would allow us to begin in mid-2015. If we are able to secure sufficient capital from issuance of our equity securities or other sources, we may initiate this trial sooner.

In addition to clinical trial support from the NIH, our operations are partially funded by NIH research grants. We record the funding we receive pursuant to these grants as revenue at the time the related expenditures are incurred. In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. The aggregate award (including subsequent amendments) totaled $20.4 million, and there is $700,153 remaining and available for use as of December 31, 2013. In September 2012, the NIH awarded us an additional grant of $1.9 million to support development of versions of our HIV/AIDS vaccines to address the clade C subtype of the HIV virus prevalent in the developing world. All funding pursuant to this grant has been utilized as of December 31, 2013. In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant for approximately $277,000 to support preclinical studies evaluating the ability of protein boosts to augment antibody responses. The grant award of approximately $277,000 is for the first year of a two year project period beginning August 1, 2013, and there is $122,127 remaining and available for use as of December 31, 2013.

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

Cash Flows from Investing Activities

Our investing activities have consisted predominantly of capital expenditures. Capital expenditures for the years ended December 31, 2013, 2012 and 2011, were $ 86,603, $-0-, and $11,896, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3,259,131, $2,309,192, and $404,410 for the years ended December 31, 2013, 2012 and 2011, respectively.

The cash generated by our financing activities during 2011 relates to the sale of our common stock to individual accredited investors in a private placement offering initiated during December 2011. During January 2012, we received an additional $310,160 from stock sales pursuant to this offering (including $36,800 received in payment of a stock subscription receivable from December 2011).

In March 2012, we sold an aggregate of 2,200 Series A Convertible Preferred Stock (“Series A Preferred Shares”), as well as accompanying warrants to purchase 8,799,999 shares of common stock, to a group of institutional investors for an aggregate purchase price of $2.2 million. Net proceeds to the Company, after deduction of placement agent fees and other expenses, were approximately $2.0 million. The Series A Preferred Shares were convertible at any time at the option of the holders into shares of our common stock. The initial conversion price was $0.75 and during 2012, 1,412 of the Series A Preferred Shares were converted at this price into an aggregate of 1,882,667 shares of our common stock. Effective December 11, 2013, the designation of the Series A Preferred Shares was amended in connection with the issuance of our Series B Convertible Preferred Stock (see discussion below). The amendment had the effect of reducing the conversion price of the then-outstanding Series A Preferred Shares to $0.35 and during the remainder of 2013, 717 shares of the Series A Preferred Shares were converted at this price into an aggregate of 2,048,570 shares of our common stock. As of December 31, 2013, there were 71 shares of Series A Preferred Shares outstanding, convertible into 202,859 shares of our common stock. All of the remaining Series A Preferred Shares were converted into shares of our common stock during January 2014.

In January 2013, we reduced the exercise price of 2,933,333 of certain stock purchase warrants from $0.75 to $0.60 per share. In consideration for the reduction of the exercise price, the holders of the warrants immediately exercised 1,766,667 of the warrants for cash, resulting in total proceeds to the Company of $1,060,000. We also extended the expiration date of the 1,166,666 unexercised warrants from March 21, 2013 to May 21, 2013. In May 2013, we reduced the exercise price of the 1,166,666 remaining warrants from $0.60 to $0.50 per share. In consideration for the reduction of the exercise price, the holders of the warrants immediately exercised all of the remaining warrants for cash, resulting in total proceeds to the Company of $583,333.

In December 2013, we sold an aggregate of 1,650 Series B Convertible Preferred Stock (“Series B Preferred Shares”) for an aggregate purchase price of $1.65 million. Net proceeds to the Company, after deduction of transaction expenses, were approximately $1.6 million. No warrants were issued in connection with the transaction. The Series B Preferred Shares may be converted at any time at the option of the holders into shares of our common stock at a conversion price of $0.35. In conjunction with the sale of the Series B Preferred Shares, we entered into an agreement with the holders of the Series A Preferred Shares to amend the designation of the Series A Preferred Shares. The amendment had the effect of reducing the conversion price of the then-outstanding 788 Series A Preferred Shares from $0.75 to $0.35. Upon the consummation of the sale of the Series B Preferred Shares in December 2013, the exercise price of warrants to purchase 5,866,666 shares of our common stock issued in connection with the Series A Preferred Shares was reduced from $1.00 to $0.35 pursuant to the anti-dilution provisions contained in the warrant agreements. As of December 31, 2013, there were 1,650 shares of Series B Preferred Shares outstanding, convertible into 4,714,286 shares of our common stock. In January 2014, 350 Series B Preferred Shares were converted into 1,000,000 shares of our common stock.

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

We expect that our current working capital combined with the remaining available funds from the NIH grants will be sufficient to support our planned level of operations into the first quarter of 2015. We anticipate raising additional capital during 2014, although there can be no assurance that we will be able to do so. While we believe that we will be successful in obtaining the necessary financing to fund our operations through government grants and clinical trial support, exercise of stock purchase warrants, and/or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

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

The following table represents our contractual obligations as of December 31, 2013, aggregated by type (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Operating Lease Obligations (1)	$129	$129	$--	$--	$--
Firm Purchase Commitments (2)	$78	$78	$--	$--	$--
Emory University – License Agreement (3)	--	--	--	--	--
Total	$207	$207	$--	$--	$--

(1)

Our operating lease obligations relate to the facility lease for our 8,430 square foot facility in Smyrna, Georgia, which houses our laboratory operations and our administrative offices. The lease, which was effective November 1, 2009, expires on December 31, 2014.

(2)	Firm purchase commitments relate to contracts for conduct of clinical trials, and research activities related to NIH grants.
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

As of December 31, 2013, except as disclosed in the table above, we had no other material firm purchase obligations or commitments for capital expenditures and no committed lines of credit or other committed funding or long-term debt. We have employment agreements with our executive officers and a consulting agreement with a member of our Board of Directors, each of which may be terminated with no more than 90 days advance written notice. The table also excludes budgeted expenses under research agreements which are fully reimbursable to us pursuant to grants from the NIH and cover a period of less than one year.

Net Operating Loss Carryforwards

At December 31, 2013, we had consolidated net operating loss carryforwards for income tax purposes of $62.4 million, which will expire in 2014 through 2033 if not utilized. Approximately $42.6 million of our net operating loss carryforwards relate to the operations of our predecessor, Dauphin Technology, Inc. prior to the 2006 merger between Dauphin Technology, Inc. and GeoVax, Inc. We also have research and development tax credits of approximately $799,000 available to reduce income taxes, if any, which will expire in 2022 through 2033 if not utilized. The amount of net operating loss carryforwards and research tax credits available to reduce income taxes in any particular year may be limited in certain circumstances. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

Net Loss

We recorded net losses of $2,284,943, $2,135,140, and $2,346,826 for the years ended December 31, 2013, 2012 and 2011, respectively. Our operating results typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

We recorded grant revenues of $2,417,550, $2,657,327, and $4,899,885 for the years ended December 31, 2013, 2012 and 2011, respectively. Grant revenues relate to grants from the NIH in support of our HIV vaccine development activities (see discussion under “Liquidity and Capital Resources” above). We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the grants, and can fluctuate significantly based on the timing of the related expenditures. There is an aggregate of approximately $822,000 in approved grant funds remaining and available for use as of December 31, 2013, which we anticipate recognizing as revenue during 2014.

Research and Development

Our research and development expenses were $2,914,878, $3,043,522, and $4,276,375 for the years ended December 31, 2013, 2012 and 2011, respectively. Research and development expense for these periods includes stock-based compensation expense of $41,539, $78,140, and $179,400 for 2013, 2012 and 2011, respectively (see discussion under “Stock-Based Compensation Expense” below). Our research and development costs do not include costs incurred by the HVTN in conducting clinical trials of our vaccines; those costs are funded directly by the NIH.

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

Since our inception, all of our research and development efforts have been focused on development of our HIV/AIDS vaccines, which we have managed and evaluated to date as a single project. Upon receipt of the IPCAVD grant from the NIH in late 2007, we began incurring additional costs associated with the grant, and reallocated personnel and other internal resources toward activities supported by the grant. The table below summarizes our research and development expenses for each of the years in the three year period ended December 31, 2013. The amounts shown related to NIH grants represent all direct costs associated with grant activities, including salaries and personnel-related expenses, supplies, consulting, contract services and travel. The remainder of our research and development expense is allocated to our general HIV/AIDS vaccine program.

R&D Project	2013	2012	2011
NIH Grant Activities	$1,842,065	$1,837,085	$3,015,812
DNA/MVA Vaccines – HIV/AIDS	1,072,813	1,206,437	1,260,563
Total Research and Development Expense	$2,914,878	$3,043,522	$4,276,375

Our vaccine candidates still require significant, time-consuming and costly research and development, testing and regulatory clearances. Completion of clinical development will take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The NIH has funded the costs of conducting all of our completed and ongoing human clinical trials to date for our preventive HIV vaccine, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. We are having discussions with the HVTN and NIH with regard to the conduct of an additional trial of our preventive vaccine, and we expect the NIH will provide support for this trial as well. We intend to seek government and/or third party support for future clinical human trials, but there can be no assurance that we will be successful.

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

General and Administrative Expense

Our general and administrative expenses were $1,792,160, $1,752,765, and $2,972,555 for the years ended December 31, 2013, 2012 and 2011, respectively. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $360,565, $231,936, and $593,597 for 2013, 2012 and 2011, respectively (see discussion under “Stock-Based Compensation Expense” below). The decline in general and administrative expense from 2011 to 2012 is primarily due to higher expenses during 2011 for legal costs, patent costs and stock-based compensation expense related to investment advisory fees and investor warrant extensions. We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded total stock-based compensation expense of $402,104, $310,076, and $772,997 during the years ended December 31, 2013, 2012 and 2011, respectively, which was allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to common stock and stock purchase warrants issued to consultants and non-employee directors. The overall decline in stock-based compensation expense during 2012, as compared to 2011, can be attributed to expense in the prior year associated with stock issuances for investment advisory fees, warrants granted to investor relations consultants, and extensions to investor warrants. For the three years ended December 31, 2013, stock-based compensation expense was allocated as follows:

	2013	2012	2011
General and administrative expense	$360,565	$231,936	$593,597
Research and development expense	41,539	78,140	179,400
Total stock option expense	$402,104	$310,076	$772,997

Other Income

Interest income was $4,545, $3,820, and $2,219 for the years ended December 31, 2013, 2012 and 2011, respectively. The variances between years are primarily attributable to the cash available for investment and to interest rate fluctuations.

Impact of Inflation

For the three year period ended December 31, 2013, we do not believe that inflation and changing prices had a material impact on our operations or on our financial results.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2013 and 2012, and for each of the three years ended December 31, 2013, 2012 and 2011, and from inception through December 31, 2013, together with the independent registered public accounting firms’ reports thereon, are set forth on pages F-1 to F-20 of this Annual Report on Form 10-K.

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

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this Item is included in our definitive proxy statement for our 2014 meeting of shareholders to be filed with the SEC under the captions “Directors and Executive Officers” and “Corporate Governance” and is incorporated herein by this reference.

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

Item 11.      Executive Compensation

The information required by this Item is included in our definitive proxy statement for our 2014 meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Compensation Discussion and Analysis” and is incorporated herein by this reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included in our definitive proxy statement for our 2014 meeting of shareholders to be filed with the SEC under the captions “Security Ownership of Principal Stockholders, Directors and Executive Officers” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by this reference.

Item 13.     Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item is included in our definitive proxy statement for our 2014 meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions” and is incorporated herein by this reference.

Item 14.     Principal Accountant Fees and Services

The information required by this Item is included in our definitive proxy statement for our 2014 meeting of shareholders to be filed with the SEC under the caption “Ratification of Appointment of the Independent Registered Public Accounting Firm” and is incorporated herein by this reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements	Page
	Reports of Independent Registered Public Accounting Firms on Financial Reporting	F-2
	Consolidated Balance Sheets as of December 31, 2013 and 2012	F-4
	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 and for the Period from Inception (June 27, 2001) to December 31, 2013	F-5
	Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from Inception (June 27, 2001) to December 31, 2013	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and for the Period from Inception (June 27, 2001) to December 31, 2013	F-7
	Notes to Consolidated Financial Statements	F-8

(2)	Financial Statement Schedules
The following financial statement schedule is set forth on page F-19 of this Annual Report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits Required by Item 601 of Regulation S-K
The exhibits filed with this report are set forth on the exhibit index following the signature page and are incorporated by reference in their entirety into this item.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.

BY: /s/ Robert T. McNally
Robert T. McNally
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Robert T. McNally	Director	March 14, 2014
Robert T. McNally	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	March 14, 2014
Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ David A. Dodd	Director	March 14, 2014
David A. Dodd

/s/ Dean G. Kollintzas	Director	March 14, 2014
Dean G. Kollintzas

/s/ Robert T. McNally	Director	March 14, 2014
Robert T. McNally

/s/ Harriet L. Robinson	Director	March 14, 2014
Harriet L. Robinson

/s/ John N. Spencer, Jr.	Director	March 14, 2014
John N. Spencer, Jr.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)
2.2	First Amendment to Agreement and Plan of Merger (2)
2.3	Second Amendment to Agreement and Plan of Merger (3)
3.1	Certificate of Incorporation (6)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (10)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (11)
3.1.3	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 2, 2013 (17)
3.2	Bylaws (6)
4.1.1	Amendment to Certificate of Designation of Series A Convertible Preferred Stock filed December 13, 2013 (19)
4.1.2	Form of Stock Certificate for the Series B Convertible Preferred Stock (19)
4.2	Form of Stock Certificate for the Series A Convertible Preferred Stock (13)
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed December 13, 2013 (19)
4.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed March 20, 2012 (13)
10.1 **	Employment Agreement between GeoVax Labs, Inc. and Robert T. McNally effective as of April 1, 2008 (7)
10.2 **	Employment Agreement between GeoVax, Inc. and Mark W. Reynolds Amended and Restated effective as of January 1, 2010 (9)
10.3 **	Employment Agreement between GeoVax, Inc. and Harriet Robinson effective as of November 19, 2007 (9)
10.4 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Robert T. McNally dated October 22, 2013 (18)
10.5 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Harriet Robinson dated October 22, 2013 (18)
10.6 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Mark W. Reynolds dated October 22, 2013 (18)
10.7 **	GeoVax Labs, Inc. 2006 Equity Incentive Plan (4)
10.8	License Agreement (as amended and restated) between GeoVax, Inc. and Emory University, dated August 23, 2002 (3)
10.9	Office and Laboratory Lease between UCB, Inc. and GeoVax, Inc. (8)
10.10	Summary of the GeoVax Labs, Inc. Director Compensation Plan (9)
10.11	Form of Warrant dated December 30, 2011 (12)
10.12	Form of Common Stock Purchase Warrants (13)
10.13	Form of Securities Purchase Agreement dated March 16, 2012 (14)
10.14	Form of Registration Rights Agreement dated March 16, 2012 (14)
10.15	Form of Series A Warrant dated March 16, 2012 (14)
10.16	Form of Series B Warrant dated March 16, 2012 (14)
10.17	Form of Series C Warrant dated March 16, 2012 (14)
10.18	Warrant Reset Offer Agreements dated January 17, 2013 (17)
10.19	Warrant Reset Offer Agreements dated May 14, 2013 (16)
10.20	Securities Purchase Agreement dated December 11, 2013 with Form of Registration Rights Agreement (19)
10.21	Amendment Agreement and Consent of Holders of Series A Convertible Preferred Stock dated December 11, 2013 (19)
14.1	Code of Ethics (5)
21.1	Subsidiaries of the Registrant (5)
31.1 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101 *,***

The following financial information from GeoVax Labs, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Langue (XBRL): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 and for the period from inception (June 27, 2001) to December 31, 2013, (iii) Consolidated Statements of Stockholders' Equity (Deficiency) for the period from inception (June 27, 2001) to December 31, 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and for the period from Inception (June 27, 2001) to December 31, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

___________________

*	Filed herewith.
**	Indicates a management contract or compensatory plan or arrangement.
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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 24, 2006.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed July 13, 2006.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 4, 2006.
(4)	Incorporated by reference from the registrant’s definitive Information Statement (Schedule 14C) filed August 18, 2006.
(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 28, 2007.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 23, 2008.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 24, 2008.
(8)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed November 6, 2009.
(9)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 8, 2010.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 14, 2010.
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 28, 2010.
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 5, 2012.
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed February 6, 2012.
(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 22, 2012.
(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 17, 2013.
(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 15, 2013.
(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 2, 2013.
(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 23, 2013.
(19)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed December 17, 2013.

GEOVAX LABS, INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

INDEX TO 2013 CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms on Financial Statements	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-4

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 and for the Period from Inception (June 27, 2001) to December 31, 2013	F-5

Consolidated Statements of Stockholders’ Equity (Deficiency) for the Period from Inception (June 27, 2001) to December 31, 2013	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011and for the Period from Inception (June 27, 2001) to December 31, 2013	F-7

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011	F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

To the Board of Directors

GeoVax Labs, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of GeoVax Labs, Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2013, and for the period of time considered part of the development stage from June 27, 2001 to December 31, 2013, except we did not audit the Company’s financial statements for the period from June 27, 2001 to December 31, 2005 which were audited by other auditors. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoVax Labs, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, and for the period of time considered part of the development stage from June 27, 2001 to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ PORTER KEADLE MOORE, LLC

Atlanta, Georgia

March 14, 2014

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

/s/ TRIPP, CHAFIN & COMPANY, LLC

Marietta, Georgia

February 8, 2006

GEOVAX LABS, INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,513,861	$1,035,925
Grant funds receivable	140,909	266,248
Prepaid expenses and other current assets	43,569	42,301

Total current assets	2,698,339	1,344,474

Property and equipment, net	120,227	102,486

Other assets	21,010	31,010

Total assets	$2,839,576	$1,477,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155,943	$163,788
Accrued expenses	96,406	33,877
Amounts payable to Emory University (a related party)	60,000	129,370

Total current liabilities	312,349	327,035

Commitments (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series A convertible preferred stock, $1,000 stated value; 71 and 788 shares issued and outstanding at December 31, 2013 and 2012, respectively	60,586	312,196
Series B convertible preferred stock, $1,000 stated value; 1,650 and -0- shares issued and outstanding at December 31, 2013 and 2012, respectively	1,255,569	-
Common stock, $.001 par value:
Authorized shares – 75,000,000 and 40,000,000 at December 31, 2013 and 2012, respectively
Issued and outstanding shares – 23,765,180 and 18,733,277 at December 31, 2013 and 2012, respectively	23,765	18,733
Additional paid-in capital	28,239,392	25,587,148
Deficit accumulated during the development stage	(27,052,085)	(24,767,142)

Total stockholders’ equity	2,527,227	1,150,935

Total liabilities and stockholders’ equity	$2,839,576	$1,477,970

See accompanying notes to consolidated financial statements.

 GEOVAX LABS. INC.

 (A DEVELOPMENT-STAGE ENTERPRISE)

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,			From Inception (June 27, 2001) to
	2013	2012	2011	December 31, 2013
Grant revenue	$2,417,550	$2,657,327	$4,899,885	$25,386,569

Operating expenses:
Research and development	2,914,878	3,043,522	4,276,375	31,589,076
General and administrative	1,792,160	1,752,765	2,972,555	21,192,584
	4,707,038	4,796,287	7,248,930	52,781,660

Loss from operations	(2,289,488)	(2,138,960)	(2,349,045)	(27,395,091)

Other income (expense):
Interest income	4,545	3,820	2,219	348,675
Interest expense	-	-	-	(5,669)
	4,545	3,820	2,219	343,006

Net loss	$(2,284,943)	$(2,135,140)	$(2,346,826)	$(27,052,085)

Basic and diluted:
Loss per common share	$(0.11)	$(0.12)	$(0.15)	$(2.21)
Weighted average shares outstanding	21,212,327	18,315,669	15,735,541	12,241,449

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficiency)
Capital contribution at inception (June 27, 2001)	-	$-	-	$-	-	$-	$10	$-	$-	$10
Net loss for the period ended December 31, 2001	-	-	-	-	-	-	-	-	(170,592)	(170,592)
Balance at December 31, 2001	-	-	-	-	-	-	10	-	(170,592)	(170,582)
Sale of common stock for cash	-	-	-	-	2,789,954	2,790	(2,320)	-	-	470
Issuance of common stock for technology license	-	-	-	-	704,534	705	148,151	-	-	148,856
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	-	(618,137)	(618,137)
Balance at December 31, 2002	-	-	-	-	3,494,488	3,495	145,841	-	(788,729)	(639,393)
Sale of common stock for cash	-	-	-	-	1,229,278	1,229	2,458,380	-	-	2,459,609
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	-	(947,804)	(947,804)
Balance at December 31, 2003	-	-	-	-	4,723,766	4,724	2,604,221	-	(1,736,533)	872,412
Sale of common stock for cash and stock subscription receivable	-	-	-	-	1,482,605	1,483	2,988,436	(2,750,000)	-	239,919
Cash payments received on stock subscription receivable	-	-	-	-	-	-	-	750,000	-	750,000
Issuance of common stock for technology license	-	-	-	-	49,420	49	99,951	-	-	100,000
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	-	-	(2,351,828)	(2,351,828)
Balance at December 31, 2004	-	-	-	-	6,255,791	6,256	5,692,608	(2,000,000)	(4,088,361)	(389,497)
Cash payments received on stock subscription receivable	-	-	-	-	-	-	-	1,500,000	-	1,500,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	-	(1,611,086)	(1,611,086)
Balance at December 31, 2005	-	-	-	-	6,255,791	6,256	5,692,608	(500,000)	(5,699,447)	(500,583)
Cash payments received on stock subscription receivable	-	-	-	-	-	-	-	500,000	-	500,000
Conversion of preferred stock to common stock	-	-	-	-	3,550,851	3,551	1,071,565	-	-	1,075,116
Common stock issued in connection with merger	-	-	-	-	4,359,891	4,360	1,708,489	-	-	1,712,849
Issuance of common stock for cashless warrant exercise	-	-	-	-	56,825	57	(57)	-	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	(584,166)	(584,166)
Balance at December 31, 2006	-	-	-	-	14,223,358	14,224	8,472,605	-	(6,283,613)	2,203,216
Sale of common stock for cash	-	-	-	-	406,729	407	3,162,543	-	-	3,162,950
Sale of common stock for cash upon stock option exercise	-	-	-	-	2,471	2	4,998	-	-	5,000
Stock-based compensation expense	-	-	-	-	-	-	1,518,496	-	-	1,518,496
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	(4,241,796)	(4,241,796)
Balance at December 31, 2007	-	-	-	-	14,632,558	14,633	13,158,642	-	(10,525,409)	2,647,866
Sale of common stock for cash	-	-	-	-	306,419	306	1,770,785	-	-	1,771,091
Issuance of common stock for services	-	-	-	-	10,000	10	73,990	-	-	74,000
Stock-based compensation expense	-	-	-	-	-	-	1,945,049	-	-	1,945,049
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	(3,728,187)	(3,728,187)
Balance at December 31, 2008	-	-	-	-	14,948,977	14,949	16,948,466	-	(14,253,596)	2,709,819
Sale of common stock for cash	-	-	-	-	216,261	216	1,519,784	-	-	1,520,000
Sale of common stock for cash upon warrant exercise	-	-	-	-	462,826	463	1,499,537	-	-	1,500,000
Issuance of common stock for services	-	-	-	-	4,500	5	31,495	-	-	31,500
Stock-based compensation expense	-	-	-	-	-	-	1,267,165	-	-	1,267,165
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	(3,284,252)	(3,284,252)
Balance at December 31, 2009	-	-	-	-	15,632,564	15,633	21,266,447	-	(17,537,848)	3,744,232
Issuance of common stock in lieu of cash payment	-	-	-	-	12,000	12	89,988	-	-	90,000
Issuance of common stock for services	-	-	-	-	10,500	10	53,803	-	-	53,813
Stock-based compensation expense	-	-	-	-	-	-	696,719	-	-	696,719
Fractional share cash payout upon reverse split	-	-	-	-	(218)	-	(1,210)	-	-	(1,210)
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	(2,747,328)	(2,747,328)
Balance at December 31, 2010	-	-	-	-	15,654,846	15,655	22,105,747	-	(20,285,176)	1,836,226
Sale of common stock for cash	-	-	-	-	658,520	659	440,551	-	-	441,210
Issuance of common stock for services	-	-	-	-	129,245	129	149,871	-	-	150,000
Stock-based compensation expense	-	-	-	-	-	-	622,997	-	-	622,997
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	(2,346,826)	(2,346,826)
Balance at December 31, 2011	-	-	-	-	16,442,611	16,443	23,319,166	-	(22,632,002)	703,607
Sale of common stock for cash	-	-	-	-	407,999	408	272,952	-	-	273,360
Sale of convertible preferred stock and warrants for cash	2,200	871,614	-	-	-	-	1,127,418	-	-	1,999,032
Conversion of preferred stock to common stock	(1,412)	(559,418)	-	-	1,882,667	1,882	557,536	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	310,076	-	-	310,076
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	(2,135,140)	(2,135,140)
Balance at December 31, 2012	788	312,196	-	-	18,733,277	18,733	25,587,148	-	(24,767,142)	1,150,935
Sale of common stock for cash upon warrant exercise	-	-	-	-	2,933,333	2,933	1,640,400	-	-	1,643,333
Issuance of common stock for services	-	-	-	-	50,000	50	20,450	-	-	20,500
Sale of convertible preferred stock for cash	-	360,229	1,650	1,255,569	-	-	-	-	-	1,615,798
Conversion of preferred stock to common stock	(717)	(611,839)	-	-	2,048,570	2,049	609,790	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	381,604	-	-	381,604
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	(2,284,943)	(2,284,943)
Balance at December 31, 2013	71	$60,586	1,650	$1,255,569	23,765,180	$23,765	$28,239,392	$-	$(27,052,085)	$2,527,227

 See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,			From Inception (June 27, 2001) to
	2013	2012	2011	December 31, 2013
Cash flows from operating activities:
Net loss	$(2,284,943)	$(2,135,140)	$(2,346,826)	$(27,052,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,862	93,643	109,017	738,142
Accretion of preferred stock redemption value	-	-	-	346,673
Stock-based compensation expense, including common stock issued for services	402,104	310,076	772,997	7,160,709
Changes in assets and liabilities:
Grant funds receivable	125,339	(82,733)	290,760	(140,909)
Prepaid expenses and other current assets	(1,268)	(12,593)	19,122	(43,569)
Deferred offering costs	-	-	430,402	-
Deposits	-	-	980	(11,010)
Accounts payable and accrued expenses	(14,686)	(614,500)	419,927	312,349
Total adjustments	590,351	(306,107)	2,043,205	8,362,385
Net cash used in operating activities	(1,694,592)	(2,441,247)	(303,621)	(18,689,700)

Cash flows from investing activities:
Purchase of property and equipment	(86,603)	-	(11,896)	(625,093)
Proceeds from sale of property and equipment	-	-	-	5,580
Net cash used in investing activities	(86,603)	-	(11,896)	(619,513)

Cash flows from financing activities:
Proceeds from sale of common stock	1,643,333	310,160	404,410	17,479,801
Proceeds from sale of preferred stock	1,615,798	1,999,032	-	4,343,273
Net cash provided in financing activities	3,259,131	2,309,192	404,410	21,823,074

Net increase (decrease) in cash and cash equivalents	1,477,936	(132,055)	88,893	2,513,861
Cash and cash equivalents at beginning of period	1,035,925	1,167,980	1,079,087	-

Cash and cash equivalents at end of period	$2,513,861	$1,035,925	$1,167,980	$2,513,861

Supplemental disclosure of cash flow information
Interest paid	$-	$-	$-	$5,669

Supplemental disclosure of non-cash investing and financing activities:

In connection with the Merger discussed in Note 7, all of the then outstanding shares of the Company’s mandatory redeemable convertible preferred stock were converted into shares of common stock as of September 28, 2006.

As discussed in Note 8, during the year ended December 31, 2013, an aggregate of 717 shares of Series A Convertible Preferred Stock were converted into 2,048,570 shares of common stock. During the year ended December 31, 2012, an aggregate of 1,412 shares of Series A Convertible Preferred Stock were converted into 1,882,667 shares of common stock.

 See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013, 2012 and 2011 and

Period from Inception (June 27, 2001) to December 31, 2013

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

Our most advanced vaccines under development address the clade B subtype of the HIV virus that is most prevalent in the United States and western Europe. Our vaccines are being evaluated to determine their potential to (a) prevent HIV infection and (b) to serve as a therapy for individuals who are already infected with HIV. These vaccines are currently being evaluated in humans -- both in those infected with HIV and those who are not. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners.

We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to, ongoing oversight by the Food and Drug Administration (FDA) in the United States, by the European Medicines Agency (EMA) in the European Union, and by comparable agencies in other countries. Obtaining approval for a new pharmaceutical product is never certain and may take many years and may involve expenditure of substantial resources.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

Our primary business is conducted by our wholly-owned subsidiary, GeoVax, Inc. The accompanying consolidated financial statements include the accounts of GeoVax, Inc. from inception together with those of GeoVax Labs, Inc. from September 28, 2006 (see Note 7). All intercompany transactions have been eliminated in consolidation.

Development-Stage Enterprise and Basis of Presentation

We are devoting all of our present efforts to research and development and GeoVax is a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. All losses accumulated since inception (June 27, 2001) have been considered as part of our development stage activities.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. We are devoting substantially all of our present efforts to research and development. We have funded our activities to date from government grants and clinical trial assistance, and from sales of our equity securities. We will continue to require substantial funds to continue these activities. We believe that our existing cash resources, combined with the proceeds from the NIH grants discussed in Note 5, will be sufficient to fund our planned operations into the first quarter of 2015.

We expect we will need to raise additional funds and are currently exploring sources of non-dilutive capital through government grant programs and clinical trial support. We also intend to conduct additional offerings of our equity securities or convertible debt instruments. However, additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred, while additions and improvements are capitalized. We calculate depreciation using the straight-line method over the estimated useful lives of the assets which range from three to five years. We amortize leasehold improvements using the straight-line method over the term of the related lease.

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

Accrued Liabilities

As part of the process of preparing our financial statements, we estimate expenses that we believe we have incurred, but have not yet been billed by our third party vendors. This process involves identifying services and activities that have been performed by such vendors on our behalf and estimating the level to which they have been performed and the associated cost incurred for such service as of each balance sheet date.

Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents consist of common shares issuable upon conversion of convertible preferred stock, and upon exercise of stock options and stock purchase warrants. All common share equivalents are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 14.4 million, 13.3 million, and 2.8 million at December 31, 2013, 2012 and 2011, respectively.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying GAAP to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2013, 2012 and 2011, our revenue consisted of grant funding received from the NIH (see Note 5). Revenue from these arrangements is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

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

Stock-Based Compensation

We account for stock-based transactions in which the Company receives services from employees, directors or others in exchange for equity instruments based on the fair value of the award at the grant date. Compensation cost for awards of common stock is estimated based on the price of the underlying common stock on the date of issuance. Compensation cost for stock options or warrants is estimated at the grant date based on each instrument’s fair value as calculated by the Black-Scholes option pricing model. We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period for the award. See Note 10 for additional stock-based compensation information.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements, nor do we believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

3.     Property and Equipment

Property and equipment is composed of the following as of December 31, 2013 and 2012:

	2013	2012
Laboratory equipment	$474,602	$388,000
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	618,892	532,290
Accumulated depreciation and amortization	(498,666)	(429,804)
Property and equipment, net	$120,227	$102,486

Depreciation and amortization expense was $68,862, $73,720, and $84,131 during the years ended December 31, 2013, 2012 and 2011, respectively.

4.     Other Assets

Other assets include the following as of December 31, 2013 and 2012:

	2013	2012
Technology licenses	$248,855	$248,855
Deposits	11,010	11,010
Accumulated amortization – technology licenses	(238,855)	(228,855)
Total other assets	$21,010	$31,010

Amortization expense related to technology licenses was $10,000, $19,923, and $24,886 during the years ended December 31, 2013, 2012 and 2011, respectively.

5.     Government Grants

In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. The aggregate award (including subsequent amendments) totaled $20.4 million, and there is $700,153 of unrecognized grant funds remaining and available for use as of December 31, 2013.

In September 2012, the NIH awarded us a grant of $1.9 million to support development of versions of our HIV/AIDS vaccines to address the clade C subtype of the HIV virus prevalent in the developing world. All funding pursuant to this grant has been utilized as of December 31, 2013.

In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Enhancing Protective Antibody Responses for a GM-CSF Adjuvanted HIV Vaccine.” The grant award of approximately $277,000 is for the first year of a two year project period beginning August 1, 2013, and there is $122,127 of unrecognized grant funds remaining and available for use as of December 31, 2013.

We record revenue associated with these grants as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations. During 2013, 2012, and 2011, we recorded $2,417,550, $2,657,327, and $4,899,885, respectively, of revenue associated with these grants.

6.     Commitments

Lease Agreements

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta). Rent expense for the years ended December 31, 2013, 2012 and 2011 was $117,879, $118,801, and $119,255, respectively. Future minimum lease payments pursuant to the 62 month lease total $128,920 in 2014.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of clinical trials, and other research-related activities. As of December 31, 2013, we had approximately $77,500 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2014.

7.     2006 Merger and Recapitalization

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

8.     Preferred Stock

Series A Convertible Preferred Stock

The Company has authorized 2,200 shares of Series A Convertible Preferred Stock, $1,000 stated value (“Series A Preferred Shares”). Pursuant to a securities purchase agreement dated March 16, 2012, we sold an aggregate of 2,200 Series A Preferred Shares, as well as accompanying warrants to purchase 8,799,999 shares of common stock, for gross proceeds of $2.2 million. Net proceeds to the Company, after deduction of placement agent fees and other expenses, were approximately $2.0 million.

The Series A Preferred Shares have a liquidation preference equal to the initial purchase price, have no voting rights, and are not entitled to a dividend. The Series A Preferred Shares may be converted at any time at the option of the holders into shares of our common stock. The initial conversion price was $0.75 and during 2012, 1,412 of the Series A Preferred Shares were converted at this price into an aggregate of 1,882,667 shares of our common stock. Effective December 11, 2013, the designation of the Series A Preferred Shares was amended in connection with the issuance of our Series B Convertible Preferred Stock (see discussion below). The amendment had the effect of reducing the conversion price of the then-outstanding Series A Preferred Shares to $0.35 and during the remainder of 2013, 717 shares of the Series A Preferred Shares were converted at this price into an aggregate of 2,048,570 shares of our common stock. As of December 31, 2013, there were 71 shares of Series A Preferred Shares outstanding, convertible into 202,859 shares of our common stock. All of the remaining Series A Preferred Shares were converted into shares of our common stock during January 2014.

Accounting Treatment and Allocation of Proceeds. We assessed the Series A Preferred Shares and the related warrants under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), and ASC Topic 470, “Debt” (“ASC 470”). The preferred stock contains an embedded feature allowing an optional conversion by the holder into common stock which meets the definition of a derivative. However, we determined that the preferred stock is an “equity host” (as described by ASC 815) for purposes of assessing the embedded derivative for potential bifurcation and that the optional conversion feature is clearly and closely associated to the preferred stock host; therefore the embedded derivative does not require bifurcation and separate recognition under ASC 815. We determined there to be a beneficial conversion feature (“BCF”) requiring recognition at its intrinsic value. Since the conversion option of the preferred stock was immediately exercisable, the amount allocated to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the preferred stock. We also assessed the warrants issued in connection with the financing under ASC 815 and determined that they did not initially meet the definition of a derivative, but will require evaluation on an on-going basis. As of December 31, 2013, we determined that the warrants still did not meet the definition of a derivative.

The following is a summary of the allocation of net proceeds and reconciliation to the carrying value of the Series A Preferred Shares at December 31, 2013:

Net proceeds	1,999,032
Fair value of warrants (recorded to Additional Paid-in Capital)	(1,127,418)
Beneficial conversion feature (recorded to Additional Paid-in Capital)	(762,667)
Net proceeds allocated to preferred stock	108,947
Accretion of beneficial conversion feature (deemed dividend)	762,667
Initial carrying value of preferred stock	871,614
Accretion of beneficial conversion feature (deemed dividend) related to issuance of Series B Convertible Preferred Stock	360,229
Conversions to common stock	(1,171,257)
Carrying value at December 31, 2013	60,586

Series B Convertible Preferred Stock

The Company has authorized 1,650 shares of Series B Convertible Preferred Stock, $1,000 stated value (“Series B Preferred Shares”). Pursuant to a securities purchase agreement dated December 11, 2013, we sold an aggregate of 1,650 Series B Preferred Shares, for gross proceeds of $1.65 million. Net proceeds to the Company, after deduction of transaction expenses, were approximately $1.6 million. No warrants were issued in connection with the transaction.

The Series B Preferred Shares have a liquidation preference equal to the initial purchase price, have no voting rights, and are not entitled to a dividend. The Series B Preferred Shares may be converted at any time at the option of the holders into shares of our common stock at a conversion price of $0.35. As of December 31, 2013, there were 1,650 shares of Series B Preferred Shares outstanding, convertible into 4,714,286 shares of our common stock. In January 2014, 350 Series B Preferred Shares were converted into 1,000,000 shares of our common stock.

In conjunction with the sale of the Series B Preferred Shares, we entered into an agreement with the holders of the Series A Preferred Shares to amend the designation of the Series A Preferred Shares. The amendment had the effect of reducing the conversion price of the then-outstanding 788 Series A Preferred Shares from $0.75 to $0.35.

Accounting Treatment and Allocation of Proceeds. We assessed the Series B Preferred Shares under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), and ASC Topic 470, “Debt” (“ASC 470”). The preferred stock contains an embedded feature allowing an optional conversion by the holder into common stock which meets the definition of a derivative. However, we determined that the preferred stock is an “equity host” (as described by ASC 815) for purposes of assessing the embedded derivative for potential bifurcation and that the optional conversion feature is clearly and closely associated to the preferred stock host; therefore the embedded derivative does not require bifurcation and separate recognition under ASC 815. We determined there to be a beneficial conversion feature (“BCF”) for both the Series A Preferred Shares and the Series B Preferred Shares requiring recognition at its intrinsic value. Since the conversion option of both series of preferred stock was immediately exercisable, the amount allocated to each BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of both the Series A Preferred Shares and the Series B Preferred Shares.

The following is a summary of the allocation of net proceeds and reconciliation to the carrying value of the Series B Preferred Shares at December 31, 2013:

Net proceeds	1,615,798
Beneficial conversion feature – Series A Preferred Shares (recorded to Additional Paid-in Capital)	(360,229)
Beneficial conversion feature – Series B Preferred Shares (recorded to Additional Paid-in Capital)	(754,286)
Net proceeds allocated to preferred stock	501,283
Accretion of beneficial conversion feature (deemed dividend)	754,286
Carrying value at December 31, 2013	1,255,569

9.     Common Stock

Increase in Authorized Shares of Common Stock

At our annual meeting of stockholders held on June 10, 2013, our stockholders approved an amendment to our certificate of incorporation to increase our authorized shares of common stock from 40,000,000 shares to 75,000,000 shares. The amendment to our certificate of incorporation was filed with the Delaware Secretary of State on August 1, 2013.

Common Stock Reserved

A summary of common stock reserved for future issuance as of December 31, 2013 is as follows

Stock Purchase Warrants	8,292,226
Stock Option Plan	1,197,529
Series A Convertible Preferred Stock	202,857
Series B Convertible Preferred Stock	4,714,286
Total	14,406,898

Common Stock Transactions

During December 2011, we sold an aggregate of 658,520 shares of our common stock to a group of individual accredited investors (including members of our board of directors and management --see Note 13) for an aggregate purchase price of $441,210. We also issued to the investors warrants to purchase an aggregate of 987,783 shares of common stock at a price of $1.00 per share, which expire in December 2016.

During January 2012, we sold an aggregate of 407,999 shares of our common stock to a group of individual accredited investors (including members of our board of directors and management --see Note 13) for an aggregate purchase price of $273,360. We also issued to the investors warrants to purchase an aggregate of 612,001 shares of common stock at a price of $1.00 per share, which expire in January 2017.

During the period from April to September 2012, we issued an aggregate of 1,882,667 shares of our common stock related to conversions of our Series A Preferred Shares (see Note 8).

During January and May 2013, we issued an aggregate of 1,766,667 shares and 1,166,666 shares, respectively, of our common stock pursuant to the exercise of certain stock purchase warrants, resulting in total proceeds of $1,060,000 and $583,333, respectively (see “Stock Purchase Warrants” below).

During October 2013, we issued 50,000 shares of our common stock to a consultant in exchange for services and recorded general and administrative expense of $20,500 related to the issuance (see Note 10).

During December 2013, we issued an aggregate of 2,048,570 shares of our common stock related to conversions of our Series A Preferred Shares (see Note 8).

Stock Purchase Warrants

As of December 31, 2013, we have the following stock purchase warrants outstanding:

Expiration Date	Number of Shares	Weighted Average Exercise Price
January 19, 2014	7,400	$1.40
December 31, 2014	818,376	16.50
December 31, 2016	987,783	1.00
January 16, 2017	45,000	1.00
January 31, 2017	567,001	1.00
March 21, 2017	5,866,666	0.35
Outstanding at December 31, 2013	8,292,226	$2.07

During 2011, we recorded $152,126 of general and administrative expense associated with the extension of the expiration dates of warrants to purchase 818,376 shares of common stock which were due to expire in 2011 to 2013.

Effective January 17, 2013, we reduced the exercise price of 2,933,333 certain stock purchase warrants from $0.75 to $0.60 per share. In consideration for the reduction of the exercise price, the holders of the warrants immediately exercised 1,766,667 of the warrants for cash, resulting in total proceeds to the Company of $1,060,000. We also extended the expiration date of the 1,166,666 unexercised warrants from March 21, 2013 to May 21, 2013. We recorded general and administrative expense of $218,551 associated with these warrant modifications. Effective May 14, 2013, we reduced the exercise price of the 1,166,666 remaining warrants from $0.60 to $0.50 per share. In consideration for the reduction of the exercise price, the holders of the warrants immediately exercised all of the remaining warrants for cash, resulting in total proceeds to the Company of $583,333. We recorded general and administrative expense of $19,617 associated with this warrant modification.

Upon the consummation of the sale of our Series B Preferred Shares in December 2013, the exercise price of warrants to purchase 5,866,666 shares of our common stock issued in connection with our Series A Preferred Shares was reduced from $1.00 to $0.35 pursuant to the anti-dilution provisions contained in the warrant agreements. As this existing contractual provision was unrelated to the sale of the Series B Preferred Shares and the exercise price adjustment was triggered automatically, with no consideration received by the Company, no accounting recognition was given to the adjustment.

10.     Stock-Based Compensation

Stock Option Plan

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

A summary of activity under the Stock Option Plan as of December 31, 2013, and changes during the year then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,069,141	$4.50
Granted	210,000	0.52
Exercised	-	-
Forfeited or expired	(82,097)	4.68
Outstanding at December 31, 2013	1,197,044	$3.79	6.0	$7,700
Exercisable at December 31, 2013	812,037	$5.29	4.3	$0

Additional information concerning our stock options for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Weighted average fair value of options granted during the period	$0.43	$0.59	$0.79
Intrinsic value of options exercised during the period	-	-	-
Total fair value of options vested during the period	165,490	319,920	540,339

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

	2013	2012	2011
Weighted average risk-free interest rates	2.3%	1.1%	1.4%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of option (years)	7.0	6.7	7.0
Expected volatility	96.60%	105.2%	111.2%

Stock-based compensation expense related to the Stock Option Plan was $143,435, $310,076, and $463,752 during the years ended December 31, 2013, 2012 and 2011, respectively. Stock option expense is allocated to research and development expense or to general and administrative expense based on the nature of the services provided by the related individuals. For the three years ended December 31, 2013, stock option expense was allocated as follows:

	2013	2012	2011
General and administrative expense	$101,896	$231,936	$284,352
Research and development expense	41,539	78,140	179,400
Total stock option expense	$143,435	$310,076	$463,752

As of December 31, 2013, there was $196,648 of unrecognized compensation expense related to stock-based compensation arrangements pursuant to the Stock Option Plan. The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 2.2 years.

Other Non-Employee Stock-Based Compensation

We recorded stock-based compensation expense for non-employees, related to the issuance of our common stock or stock purchase warrants, of $20,500, $-0-, and $7,119 during the years ended December 31, 2013, 2012 and 2011, respectively. All such expense was allocated to general and administrative expense. As of December 31, 2013, there was no unrecognized compensation expense related to these awards.

11.     Retirement Plan

We participate in a multi-employer defined contribution retirement plan (the “401k Plan”) administered by a third party service provider; and the Company contributes to the 401k Plan on behalf of its employees based upon a matching formula. During the years ended December 31, 2013, 2012 and 2011 our contributions to the 401k Plan were $43,132, $50,500, and $56,928, respectively.

12.     Income Taxes

At December 31, 2013, we have a consolidated federal net operating loss (“NOL”) carryforward of approximately $62.4 million, available to offset against future taxable income which expires in varying amounts in 2014 through 2033. Additionally, we have approximately $799,000 in research and development (“R&D”) tax credits that expire in 2022 through 2033 unless utilized earlier. No income taxes have been paid to date.

As a result of the Merger discussed in Note 7, our NOL carryforward increased substantially due to the addition of historical NOL carryforwards for Dauphin Technology, Inc. However, Section 382 of the Internal Revenue Code contains provisions that may limit our utilization of NOL and R&D tax credit carryforwards in any given year as a result of significant changes in ownership interests that have occurred in past periods or may occur in future periods.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities included the following at December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$21,971,742	$24,428,215
Research and development tax credit carryforward	799,248	785,201
Stock-based compensation expense	2,233,909	2,097,194
Total deferred tax assets	25,004,899	27,310,610

Deferred tax liabilities
Depreciation	(2,019)	(14,869)
Total deferred tax liabilities	(2,019)	(14,869)

Net deferred tax assets	25,002,880	27,295,741
Valuation allowance	(25,002,880)	(27,295,741)
	$-	$-

We have established a full valuation allowance equal to the amount of our net deferred tax assets due to uncertainties with respect to our ability to generate sufficient taxable income to realize these assets in the future. A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense is as follows:

	2013	2012	2011
U.S. federal statutory rate applied to pretax loss	$(776,881)	$(725,948)	$(797,921)
Permanent differences	3,138	2,674	4,216
Research and development credits	14,047	21,236	32,675
Change in valuation allowance	759,696	702,038	761,030
Reported income tax expense	$-	$-	$-

13.     Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to a license agreement for technology associated with the vaccines we are developing. The expense associated with these ongoing patent cost reimbursements to Emory amounted to $98,042, $89,885, and $249,907 for the years ended December 31, 2013, 2012, and 2011, respectively.

In connection with our IPCAVD grant from the NIH (see Note 5), we entered into subcontracts with Emory for the purpose of conducting research and development activities related to the grant. During 2013, 2012, and 2011, we recorded $252,478, $552,403, and $1,172,758, respectively, of expense associated with these subcontracts. All amounts paid to Emory under these subcontracts are reimbursable to us pursuant to the NIH grant.

In March 2008, we entered into a consulting agreement with Donald Hildebrand, a former member of our Board of Directors and our former President & Chief Executive Officer, pursuant to which Mr. Hildebrand has provided business and technical advisory services to the Company. The term of the consulting agreement, as amended, began on April 1, 2008 and ended on December 31, 2012. During 2012 and 2011, we recorded $24,000 and $24,000, respectively, of expense associated with the consulting agreement.

In December 2011 and January 2012, members of our management and Board of Directors participated in a private placement offering of our common stock and warrants (see Note 9), whereby they purchased an aggregate of 380,954 shares of our common stock for a total purchase price of $255,239 and received five-year warrants to purchase an additional 571,432 shares of our common stock exercisable at $1.00 per share.

14.     Selected Quarterly Financial Data (unaudited)

A summary of selected quarterly financial data for 2013 and 2012 is as follows:

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue from grants	$797,040	$441,561	$1,004,211	$174,738
Net loss	(696,797)	(526,284)	(190,148)	(871,714)
Net loss per share	(0.03)	(0.02)	(0.01)	(0.04)

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue from grants	$854,063	$705,698	$638,000	$459,566
Net loss	(730,513)	(497,763)	(296,779)	(610,085)
Net loss per share	(0.04)	(0.03)	(0.02)	(0.03)

15.     Subsequent Events

In January 2014, we issued an aggregate of 202,857 and 1,000,000 shares of our common stock related to conversions of our Series A Preferred Shares and Series B Preferred Shares, respectively.

GEOVAX LABS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2013, 2012 and 2011

		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	(1) Deductions	Balance at End Of Period
Reserve Deducted in the Balance Sheet From the Asset to Which it Applies:

Allowance for Deferred Tax Assets
Year ended December 31, 2013	$27,295,741	$862,735	$-	$(3,155,596)	$25,002,880
Year ended December 31, 2012	27,591,230	817,472	-	$(1,112,961)	27,295,741
Year ended December 31, 2011	27,576,253	888,561	-	(873,584)	27,591,230

(1)	Deductions represent the effect of expiring NOL carryforwards from prior year.