Form 10-Q
period 2014-03-31
GeoVax Labs, Inc.
filed 2014-05-02
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Yes ☐    No ☒

As of May 2, 2014, 24,968,037 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.

Index

 Page

Part I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	1
	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2014 and 2013 and for the period from inception (June 27, 2001) to March 31, 2014 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013 and for the period from inception (June 27, 2001) to March 31, 2014 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4	Controls and Procedures	11

Part II. – OTHER INFORMATION

Item 1	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3	Defaults Upon Senior Securities	12

Item 4	Mine Safety Disclosures	12

Item 5	Other Information	12

Item 6	Exhibits	12

SIGNATURES		13

EXHIBIT INDEX		14

Part 1 -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,010,326	$2,513,861
Grant funds receivable	-	140,909
Prepaid expenses and other current assets	37,768	43,569

Total current assets	2,048,094	2,698,339

Property and equipment, net	106,355	120,227

Other assets	18,510	21,010

Total assets	$2,172,959	$2,839,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,744	$155,943
Accrued expenses	13,557	96,406
Amounts payable to Emory University (a related party)	87,042	60,000

Total current liabilities	235,343	312,349

Commitments (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series A convertible preferred stock, $1,000 stated value; -0- and 71 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	60,586
Series B convertible preferred stock, $1,000 stated value; 1,300 and 1,650 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	989,236	1,255,569
Common stock, $.001 par value:
Authorized shares – 75,000,000
Issued and outstanding shares – 24,968,037 and 23,765,180 at March 31, 2014 and December 31, 2013, respectively	24,968	23,765
Additional paid-in capital	28,591,415	28,239,392
Deficit accumulated during the development stage	(27,668,003)	(27,052,085)

Total stockholders’ equity	1,937,616	2,527,227

Total liabilities and stockholders’ equity	$2,172,959	$2,839,576

See accompanying notes to condensed consolidated financial statements.

 GEOVAX LABS, INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			From Inception
	Three Months Ended March 31,		(June 27, 2001) to
	2014	2013	March 31, 2014
Grant revenue	$157,340	$797,040	$25,543,909

Operating expenses:
Research and development	402,860	881,988	31,991,936
General and administrative	371,802	612,943	21,564,386
Total operating expenses	774,662	1,494,931	53,556,322

Loss from operations	(617,322)	(697,891)	(28,012,413)

Other income (expense):
Interest income	1,404	1,094	350,079
Interest expense	-	-	(5,669)
Total other income	1,404	1,094	344,410

Net loss	$(615,918)	$(696,797)	$(27,668,003)

Basic and diluted:
Loss per common share	$(0.02)	$(0.03)	$(2.21)
Weighted average shares outstanding	24,765,307	20,166,240	12,502,908

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		From Inception (June 27, 2001) to
	2014	2013	March 31, 2014

Cash flows from operating activities:
Net loss	$(615,918)	$(696,797)	$(27,668,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,372	17,550	754,514
Accretion of preferred stock redemption value	-	-	346,673
Stock-based compensation expense	26,307	265,825	7,187,016
Changes in assets and liabilities:
Grant funds receivable	140,909	52,434	-
Prepaid expenses and other current assets	5,801	(6,248)	(37,768)
Deposits and other assets	-	-	(11,010)
Accounts payable and accrued expenses	(77,006)	22,747	235,343
Total adjustments	112,383	352,308	8,474,768
Net cash used in operating activities	(503,535)	(344,489)	(19,193,235)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(625,093)
Proceeds from sale of property and equipment	-	-	5,580
Net cash used in investing activities	-	-	(619,513)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	1,060,000	17,479,801
Net proceeds from sale of preferred stock	-	-	4,343,273
Net cash provided by financing activities	-	1,060,000	21,823,074

Net increase (decrease) in cash and cash equivalents	(503,535)	715,511	2,010,326
Cash and cash equivalents at beginning of period	2,513,861	1,035,925	-

Cash and cash equivalents at end of period	$2,010,326	$1,751,436	$2,010,326

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$5,669

Supplement disclosure of non-cash investing and financing activities:

As discussed in Note 6, during the three months ended March 31, 2014, an aggregate of 71 shares of Series A Convertible Preferred Stock were converted into 202,857 shares of common stock, and an aggregate of 350 shares of Series B Convertible Preferred Stock were converted into 1,000,000 shares of common stock.

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

(A DEVELOPMENT-STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

We are devoting substantially all of our present efforts to research and development and GeoVax is a development stage enterprise as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. We have funded our activities to date from government grants and clinical trial assistance, and from sales of our equity securities. We will continue to require substantial funds to continue these activities. We believe that our existing cash resources, combined with the proceeds from the NIH grants discussed in Note 8, will be sufficient to fund our planned operations into the first quarter of 2015. We expect we will need to raise additional funds and are currently exploring sources of non-dilutive capital through government grant programs and clinical trial support. We also intend to conduct additional offerings of our equity securities or convertible debt instruments. However, additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

The accompanying condensed consolidated financial statements at March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 those accounting policies that we consider significant in determining our results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

2.     Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we expect to have a material impact on our financial statements.

3.     Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 13.0 million and 11.6 million shares at March 31, 2014 and 2013, respectively.

4.     Balance Sheet Components

The tables below provide a breakdown of certain line items on the accompanying condensed consolidated balance sheets.

	March 31, 2014	December 31, 2013
Property and equipment:
Laboratory equipment	$474,602	$474,602
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	618,892	618,892
Accumulated depreciation and amortization	(512,537)	(498,666)
Property and equipment, net	$106,355	$120,227
Other assets:
Technology licenses	$248,855	$248,855
Deposits	11,010	11,010
Accumulated amortization – technology licenses	(241,355)	(238,855)
Total other assets	$18,510	$21,010

5.     Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta). As of March 31, 2014, our future minimum lease payments pursuant to the 62 month operating lease total $96,850 for the remainder of 2014.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of our clinical trials, and other research-related activities. As of March 31, 2014, we had approximately $54,700 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2014.

6.     Stockholders’ Equity

Preferred Stock Transactions

During the three months ended March 31, 2014 we issued an aggregate of 202,857 and 1,000,000 shares of our common stock related to conversions of our Series A and Series B Convertible Preferred Stock, respectively. As of March 31, 2014, there are no shares of our Series A Convertible Preferred Stock outstanding, and 1,300 shares of our Series B Convertible Preferred Stock outstanding, convertible into 3,714,286 shares of our common stock.

Common Stock Transactions

Other than common stock issued pursuant to the conversion of our Series A and Series B Convertible Preferred Stock described above, we issued no shares of our common stock during the three months ended March 31, 2014.

Stock Options

We maintain a stock option plan that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. The following table presents a summary of stock option transactions during the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,197,044	$3.79
Granted	--	--
Exercised	--	--
Forfeited or expired	(201,744)	2.05
Outstanding at March 31, 2014	995,300	$4.15
Exercisable at March 31, 2014	629,293	$6.19

Stock Purchase Warrants

We have issued stock purchase warrants in connection with financing transactions and also in exchange for services from consultants and others. As of March 31, 2014, there are 8,284,826 stock purchase warrants outstanding, with a weighted average exercise price of $2.07.

Stock-Based Compensation Expense

During the three month period ended March 31, 2014, we recorded share-based compensation expense related to stock options of $26,307, as compared to $47,274 for the three month period ended March 31, 2013. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of March 31, 2014, there was $161,711 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2 years.

During the three month period ended March 31, 2013, we recorded an aggregate of $218,551 of general and administrative expense associated with certain modifications to then-outstanding stock purchase warrants.

Common Stock Reserved

A summary of our common stock reserved for future issuance is as follows as of March 31, 2014:

Series B Convertible Preferred Stock	3,714,286
Common Stock Purchase Warrants	8,284,826
Equity Incentive Plans	1,197,529
Total	13,196,641

7.     Income Taxes

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

8.     Government Grants

In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. The aggregate award (including subsequent amendments) totaled approximately $20.4 million and, as of March 31, 2014, there is $596,801 of unrecognized grant funds remaining and available for use through the end of the grant period (August 31, 2014).

In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Enhancing Protective Antibody Responses for a GM-CSF Adjuvanted HIV Vaccine.” The grant award of approximately $277,000 is for the first year of a two year project period beginning August 1, 2013 and, as of March 31, 2014, there is $68,139 of unrecognized grant funds remaining and available for use through the end of the grant period (July 31, 2014).

We record revenue associated with these grants as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations. During the three months ended March 31, 2014 and 2013, we recorded $157,340, and $797,040, respectively, of revenue associated with these grants.

9.     Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory. During the three month period ended March 31, 2014, we recorded $43,919 of general and administrative expense associated with these patent cost reimbursements to Emory.

Item 2     Management’s Discussion and Analysis of Financial Condition And Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2013, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ““believes,’’ ““expects,’’ ““may,’’ ““will,’’ ““should,’’ ““seeks,’’ ““approximately,” ““intends,’’ ““plans,’’ ““pro forma,’’ ““estimates,’’ or ““anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

We expect for the foreseeable future our operations will result in a net loss on a quarterly and annual basis. As of March 31, 2014, we had an accumulated deficit of approximately $27.7 million.

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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, non-refundable fees received in connection with research collaboration agreements. Our revenue consists solely of grant funding received from the NIH. Revenue from this arrangement is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

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

Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents of $2,010,326 and total assets of $2,172,959, as compared to $2,513,861 and $2,839,576, respectively, at December 31, 2013. Working capital totaled $1,812,751 at March 31, 2014, compared to $2,385,990 at December 31, 2013.

Sources and Uses of Cash

We are a development-stage company as defined by Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC), Topic 915, Development Stage Entities, and do not have any products approved for sale. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. Our primary sources of cash are from sales of our equity securities and from government grant funding and clinical trial assistance.

Cash Flows from Operating Activities

Net cash used in operating activities was $503,535 for the three month period ended March 31, 2014 as compared to $344,489 for the comparable period in 2013. Generally, the differences between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, offset by government grant revenues.

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

We recently completed a Phase 1 clinical trial (GV-TH-01) investigating the therapeutic use of our GOVX-B11 vaccine in HIV-infected patients. GV-TH-01 is an open label Phase 1 treatment interruption trial investigating the safety and immunogenicity of GOVX-B11 in 9 HIV-infected patients who initiated drug treatment within 18 months of seroconversion and had stably controlled virus for at least 6 months. An exploratory objective of the study is to evaluate the ability of the vaccinated patient to control re-emergent virus during the drug treatment interruption period. We received no federal assistance in conducting this study. In a follow-on study, we are formulating plans for an additional Phase 1 clinical trial investigating the treatment of HIV-positive individuals with the adjuvanted version of our vaccine (GOVX-B21) in combination with standard-of-care antiretroviral drug therapy. The primary and secondary objectives of the study will be to evaluate the safety and immunogenicity of our vaccine. An exploratory objective will be to investigate the vaccine’s effect on reducing viral reservoirs. Initiation of this trial, which we expect will cost between $2-3 million, will be dependent upon our ability to secure the required funding. We plan to seek funding from the NIH to conduct this trial, but we will also consider obtaining funds from issuance of our equity securities or other sources.

In addition to clinical trial support from the NIH, our operations are partially funded by NIH research grants. We record the funding we receive pursuant to these grants as revenue at the time the related expenditures are incurred. In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. The aggregate award (including subsequent amendments) totaled approximately $20.4 million, and there is $596,801 remaining and available for use as of March 31, 2014. In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant to support preclinical studies evaluating the ability of protein boosts to augment antibody responses. The grant award of approximately $277,000 is for the first year of a two year project period beginning August 1, 2013, and there is $68,139 remaining and available for use as of March 31, 2014.

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

Cash Flows from Investing Activities

Our investing activities have consisted predominantly of capital expenditures. There were no capital expenditures during the three months ended March 31, 2014 or for the comparable period in 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities was $-0- for the three month period ended March 31, 2014, as compared to $1,060,000 for the comparable period in 2013. The cash generated by our financing activities during the three month period ended March 31, 2013 relates to the exercise of certain stock purchase warrants.

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

Contractual Obligations

As of March 31, 2014, we had noncancellable lease obligations and other firm purchase obligations totalling approximately $151,500, as compared to approximately $206,000 at December 31, 2013. We have no committed lines of credit and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Net Loss

We recorded a net loss of $615,918 for the three months ended March 31, 2014, as compared to $696,797 for the three months ended March 31, 2013. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

During the three months ended March 31, 2014, we recorded grant revenue of $157,340, as compared to $797,040 during the comparable period of 2013. Grant revenues relate to grants from the NIH in support of our HIV vaccine development activities (see discussion under “Liquidity and Capital Resources” above). We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the grants, and can fluctuate significantly based on the timing of the related expenditures. There is an aggregate of approximately $665,000 in approved grant funds remaining and available for use as of March 31, 2014, which we anticipate recognizing as revenue during the remainder of 2014.

Research and Development

During the three months ended March 31, 2014, we recorded $402,860 of research and development expense, as compared to $881,988 during the three months ended March 31, 2013. Research and development expense for these periods includes stock-based compensation expense of $9,138 and $12,063 for the 2014 and 2013 periods, respectively (see discussion under “Stock-Based Compensation Expense” below).

Our research and development expenses can fluctuate considerably on a period-to-period basis. The overall decrease in research and development expense during the three months ended March 31, 2014, as compared to the 2013 period, can mostly be attributed to lower expenditures related to our grants from the NIH, and lower expenditures associated with the conduct of a Phase 1 trial of our therapeutic HIV vaccine, which was completed during the first quarter of 2014. We have not received any government support for clinical trials of our therapeutic vaccine. Our research and development costs do not include costs incurred by the HVTN in conducting clinical trials of our preventive HIV vaccines; those costs are funded directly by the NIH.

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

General and Administrative Expense

Our general and administrative expenses were $371,802 during the three months ended March 31, 2014, as compared to $612,943 during the three months ended March 31, 2013. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $17,169 and $253,762 for the three months ended March 31, 2014 and 2013, respectively (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $354,633 during the three months ended March 31, 2014, as compared to $359,181 during the three months ended March 31, 2013. We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $26,307 and $265,825 during the three months ended March 31, 2014 and 2013, respectively, which was allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. In addition to amounts related to the issuance of stock options to employees, the figures include amounts related to common stock and stock purchase warrants issued to consultants and others. The overall decrease in stock-based compensation expense during the 2014 period, as compared to 2013, can be attributed to $218,551 of expense recorded in the 2013 period associated with the repricing and extension of certain stock purchase warrants held by investors from a prior financing round in exchange for exercise of a portion of those warrants by the investors. For the three months ended March 31, 2014 and 2013, stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2014	2013
General and Administrative Expense	$17,169	$253,762
Research and Development Expense	9,138	12,063
Total Stock-Based Compensation Expense	$26,307	$265,825

Other Income

Interest income for the three months ended March 31, 2014 and 2013 was $1,404 and $1.094, respectively. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEOVAX LABS, INC.
(Registrant)

Date: May 2, 2014	By: /s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)
2.2	First Amendment to Agreement and Plan of Merger (2)
2.3	Second Amendment to Agreement and Plan of Merger (3)
3.1	Certificate of Incorporation (4)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (5)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (6)
3.1.3	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 2, 2013 (8)
3.2	Bylaws (4)
4.1.1	Amendment to Certificate of Designation of Series A Convertible Preferred Stock filed December 13, 2013 (9)
4.1.2	Form of Stock Certificate for the Series B Convertible Preferred Stock (9)
4.2	Form of Stock Certificate for the Series A Convertible Preferred Stock (7)
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed December 13, 2013 (9)
4.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed March 20, 2012 (7)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101**

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2014 and 2013 and for the period from inception (June 27, 2001) to March 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2014 and 2013 and for the period from inception (June 27, 2001) to March 31, 2014, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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