Form 10-Q
period 2014-06-30
GeoVax Labs, Inc.
filed 2014-08-08
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Yes ☐    No ☒

As of August 8, 2014, 25,468,037 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.

Part 1 -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,371,802	$2,513,861
Grant funds receivable	-	140,909
Prepaid expenses and other current assets	29,161	43,569

Total current assets	1,400,963	2,698,339

Property and equipment, net	103,647	120,227

Other assets	16,010	21,010

Total assets	$1,520,620	$2,839,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,376	$155,943
Accrued expenses	10,918	96,406
Amounts payable to Emory University (a related party)	111,200	60,000

Total current liabilities	237,494	312,349

Commitments (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series A convertible preferred stock, $1,000 stated value; -0- and 71 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	60,586
Series B convertible preferred stock, $1,000 stated value; 1,230 and 1,650 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	935,970	1,255,569
Common stock, $.001 par value:
Authorized shares – 75,000,000
Issued and outstanding shares – 25,168,037 and 23,765,180 at June 30, 2014 and December 31, 2013, respectively	25,168	23,765
Additional paid-in capital	28,669,528	28,239,392
Deficit accumulated during the development stage	(28,347,540)	(27,052,085)

Total stockholders’ equity	1,283,126	2,527,227

Total liabilities and stockholders’ equity	$1,520,620	$2,839,576

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Grant revenue	$180,441	$441,561	$337,781	$1,238,601

Operating expenses:
Research and development	516,202	553,199	919,062	1,435,187
General and administrative	344,862	415,784	716,664	1,028,727
Total operating expenses	861,064	968,983	1,635,726	2,463,914

Loss from operations	(680,623)	(527,422)	(1,297,945)	(1,225,313)

Other income:
Interest income	1,086	1,138	2,490	2,232
Total other income	1,086	1,138	2,490	2,232

Net loss	$(679,537)	$(526,284)	$(1,295,455)	$(1,223,081)

Basic and diluted:
Loss per common share	$(0.03)	$(0.02)	$(0.05)	$(0.06)
Weighted averages shares outstanding	25,075,729	21,089,687	24,921,376	20,630,515

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,295,455)	$(1,223,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,744	35,101
Stock-based compensation expense	51,354	321,420
Changes in assets and liabilities:
Grant funds receivable	140,909	230,498
Prepaid expenses and other current assets	14,408	13,618
Accounts payable and accrued expenses	(74,855)	(175,422)
Total adjustments	164,560	425,215
Net cash used in operating activities	(1,130,895)	(797,866)

Cash flows from investing activities:
Purchase of property and equipment	(11,164)	-
Net cash used in investing activities	(11,164)	-

Cash flows from financing activities:
Net proceeds from sale of common stock	-	1,643,334
Net cash provided by financing activities	-	1,643,334

Net increase (decrease) in cash and cash equivalents	(1,142,059)	845,468
Cash and cash equivalents at beginning of period	2,513,861	1,035,925

Cash and cash equivalents at end of period	$1,371,802	$1,881,393

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended June 30, 2014, an aggregate of 71 shares of Series A Convertible Preferred Stock were converted into 202,857 shares of common stock, and an aggregate of 420 shares of Series B Convertible Preferred Stock were converted into 1,200,000 shares of common stock (see Note 6).

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

1.     Description of Company and Basis of Presentation

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a biotechnology company whose planned principal operations are the design, testing, manufacturing and sale (either directly or through licensees) of vaccines to treat human diseases. Our current focus is on developing vaccines that prevent and fight Human Immunodeficiency Virus (“HIV”) infections, and we are conducting research and development activities to commercialize certain patented technology licensed to us. HIV infections result in Acquired Immunodeficiency Syndrome (“AIDS”). We have exclusively licensed from Emory University (“Emory”) vaccine technology which was developed in collaboration with the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”). GeoVax is incorporated under the laws of the State of Delaware and our principal offices are located in Smyrna, Georgia (metropolitan Atlanta area).

Our most advanced vaccines under development address the clade B subtype of the HIV virus that is most prevalent in the United States and western Europe. Our vaccines are being evaluated to determine their potential to (a) prevent HIV infection and (b) to serve as an immunotherapy for individuals who are already infected with HIV. These vaccines are currently being evaluated in humans -- both in those infected with HIV and those who are not. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners.

Our activities are subject to significant risks and uncertainties. We have neither received regulatory approval for any of our vaccine candidates, nor do we have any commercialization capabilities; therefore, it is possible that we may never successfully derive significant product revenues from any of our existing or future development programs or product candidates.

We have funded our activities to date from government grants and clinical trial assistance, and from sales of our equity securities. We believe that our existing cash resources, combined with the proceeds from the NIH grants discussed in Note 8, will be sufficient to fund our planned operations into the first quarter of 2015. We will require additional funds to continue our planned operations beyond that date, and we are currently seeking sources of non-dilutive capital through government grant programs and clinical trial support. We also intend to conduct additional offerings of our equity securities. However, additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

The accompanying condensed consolidated financial statements at June 30, 2014 and for the three month and six month periods ended June 30, 2014 and 2013 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 those accounting policies that we consider significant in determining our results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

2.     Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of Topic 606 on its financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915) ("ASU 2014-10"). The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. We have evaluated this accounting standard and determined it to have a material impact on our financial statements. We adopted ASU-2014-10 effective June 30, 2014 and the effects of the adoption are reflected in our financial statements and footnotes contained herein.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2014, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we expect to have a material impact on our financial statements.

3.     Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 12.8 million and 10.4 million shares at June 30, 2014 and 2013, respectively.

4.     Balance Sheet Components

The tables below provide a breakdown of certain line items on the accompanying condensed consolidated balance sheets.

	June 30, 2014	December 31, 2013
Property and equipment:
Laboratory equipment	$485,767	$474,603
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	630,057	618,893
Accumulated depreciation and amortization	(526,410)	(498,666)
Property and equipment, net	$103,647	$120,227

Other assets:
Technology licenses	$248,855	$248,855
Deposits	11,010	11,010
Accumulated amortization – technology licenses	(243,855)	(238,855)
Total other assets	$16,010	$21,010

5.     Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta). As of June 30, 2014, our future minimum lease payments pursuant to the 62 month operating lease total $64,780 for the remainder of 2014.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccines, conduct of our clinical trials, and other research-related activities. As of June 30, 2014, we had approximately $25,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2014.

6.     Stockholders’ Equity

Preferred Stock Transactions

During the six months ended June 30, 2014, we issued an aggregate of 202,857 and 1,200,000 shares of our common stock related to conversions of our Series A and Series B Convertible Preferred Stock, respectively. As of June 30, 2014, there are no shares of our Series A Convertible Preferred Stock outstanding, and 1,230 shares of our Series B Convertible Preferred Stock outstanding, convertible into 3,514,286 shares of our common stock.

Common Stock Transactions

Other than common stock issued pursuant to the conversion of our Series A and Series B Convertible Preferred Stock described above, we issued no shares of our common stock during the six months ended June 30, 2014.

Stock Options

We maintain a stock option plan that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. The following table presents a summary of stock option transactions during the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,197,044	$3.79
Granted	7,500	0.29
Exercised	--	--
Forfeited or expired	(223,245)	1.91
Outstanding at June 30, 2014	981,299	$4.19
Exercisable at June 30, 2014	624,793	$6.23

Stock Purchase Warrants

We have previously issued stock purchase warrants in connection with financing transactions and also in exchange for services from consultants and others. As of June 30, 2014, there are 8,284,826 stock purchase warrants outstanding, with a weighted average exercise price of $2.07.

Stock-Based Compensation Expense

During the three month and six month periods ended June 30, 2014, we recorded share-based compensation expense related to stock options of $25,047 and $51,354, as compared to $35,978 and $83,252 for the three month and six month periods ended June 30, 2013, respectively. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of June 30, 2014, there was $131,512 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.8 years.

During the three and six month periods ended June 30, 2014 and 2013, we recorded no expense related to the issuance of stock purchase warrants in exchange for services; and as of June 30, 2014, there was no unrecognized compensation expense related to any compensatory warrant arrangements. During the three month and six month periods ended June 30, 2013, we recorded $19,617 and $238,168 of general and administrative expense associated with certain modifications to then-outstanding stock purchase warrants.

Common Stock Reserved

A summary of our common stock reserved for future issuance is as follows as of June 30, 2014:

Series B Convertible Preferred Stock	3,514,286
Common Stock Purchase Warrants	8,284,826
Equity Incentive Plans	1,197,529
Total	12,996,641

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

8.     Government Grants

In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. The aggregate award (including subsequent amendments) totaled approximately $20.4 million and, as of June 30, 2014, there is $484,499 of unrecognized grant funds remaining and available for use through the end of the grant period (August 31, 2014).

In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Enhancing Protective Antibody Responses for a GM-CSF Adjuvanted HIV Vaccine.” The initial grant award of approximately $277,000 is for the first year of a two year project period beginning August 1, 2013 and has been fully utilized as of June 30, 2014. In July 2014, the NIH awarded us a grant of approximately $290,000 for the second year of the project period.

We record revenue associated with these grants as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations. During the three month and six month periods ended June 30, 2014, we recorded $180,441 and $337,781 of revenue associated with these grants, as compared to $441,561 and $1,238,601 for the three month and six month periods ended June 30, 2013, respectively

9.     Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory. During the six month period ended June 30, 2014, we recorded $115,393 of general and administrative expense associated with these patent cost reimbursements to Emory.

10.     Subsequent Events

In July 2014, we issued 250,000 shares of our common stock for certain consulting services from a third party and recorded stock-based compensation expense of $50,000 related to the issuance.

As discussed in Note 8, in July 2014, the NIH awarded us a $290,000 SBIR grant entitled “Enhancing Protective Antibody Responses for a GM-CSF Adjuvanted HIV Vaccine.” This grant award is for the second year of a two year project period beginning August 1, 2013.

In August 2014, we issued 50,000 shares of our common stock related to conversions of our Series B Convertible Preferred Stock.

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

Overview

GeoVax is a biotechnology company whose planned principal operations are the design, testing, manufacturing, and sale (either directly or through licensees) of vaccines to treat human diseases. Our current focus is on developing vaccines that prevent and control HIV, and we are conducting research and development activities to commercialize certain patented technology licensed to us. Our vaccine technology was developed in collaboration with researchers at Emory University, the NIH, and the CDC. The technology developed by the collaboration is exclusively licensed to us from Emory University. We also have nonexclusive licenses to certain patents owned by the NIH.

Our current vaccines under development address the clade B subtype of the HIV virus that is most prevalent in the United States and much of the developed world. Our vaccines are being evaluated to determine their potential to (a) prevent HIV infection and (b) to serve as an immunotherapy for individuals who are already infected with HIV. These vaccines are currently being evaluated in human clinical trials -- both in those infected with HIV and those who are not.

Our activities are subject to significant risks and uncertainties, including our ability to secure the funding necessary to complete our research and development efforts. We have neither received regulatory approval for any of our vaccine candidates, nor do we have any commercialization capabilities; therefore, it is possible that we may never successfully derive significant product revenues from any of our existing or future development programs or product candidates.

We expect for the foreseeable future our operations will result in a net loss on a quarterly and annual basis. As of June 30, 2014, we had an accumulated deficit of approximately $28.3 million.

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

Liquidity and Capital Resources

At June 30, 2014, we had cash and cash equivalents of $1,371,802 and total assets of $1,520,620, as compared to $2,513,861 and $2,839,576, respectively, at December 31, 2013. Working capital totaled $1,163,469 at June 30, 2014, compared to $2,385,990 at December 31, 2013.

Sources and Uses of Cash

We have funded our activities to date primarily from government grants and clinical trial assistance, and from sales of our equity securities. We will continue to require substantial funds to continue these activities. We believe that our existing cash resources, combined with the proceeds from the NIH grants discussed below will be sufficient to fund our planned operations into the first quarter of 2015. We will require additional funds to continue our planned operations beyond that date, and we are currently seeking sources of non-dilutive capital through government grant programs and clinical trial support. We also intend to conduct additional offerings of our equity securities. However, additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

Cash Flows from Operating Activities

Net cash used in operating activities was $1,130,895 for the six month period ended June 30, 2014 as compared to $797,866 for the comparable period in 2013. Generally, the differences between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, offset by government grant revenues.

The NIH has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive vaccines, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. We are currently in planning discussions with the HIV Vaccine Trials Network (HVTN) and NIH for the next stage of our preventive clinical trials, expected to be a Phase 2b efficacy trial. We expect the next clinical trial to begin in late 2015 or early 2016 and to be fully funded by the NIH, with specific details of the study determined after further consideration by the HVTN and NIH. At this point in time, however, we cannot be fully assured of the level of support, if any, we will receive from the HVTN or the NIH for this clinical trial. In order to conduct the next clinical trial, we will need to manufacture additional quantities of our DNA vaccine, which we expect will cost approximately $3 million. We currently do not have sufficient cash resources to commit to this production, thus we are also seeking financial support from the NIH for this effort.

We recently completed a Phase 1 clinical trial (GV-TH-01) investigating the therapeutic use of our GOVX-B11 vaccine in HIV-infected patients. We received no federal assistance in conducting this study. In a follow-on study, we are planning to advance our HIV immunotherapy program through conducting a Phase 1/2 clinical trial investigating the treatment of HIV-positive individuals with our DNA vaccine in combination with standard-of-care antiretroviral drug therapy (“ART”). The primary objective of this study will be to evaluate the safety of our vaccine in the presence of ART, but we also intend to explore the vaccine’s effect on reactivating latent HIV infections for the purpose of destroying the activated cells. Initiation of this trial, which we expect will cost between $2-3 million, will be dependent upon our ability to secure the required funding. We plan to seek funding from U.S. government sources to conduct this trial, but we will also consider obtaining funds from issuance of our equity securities or other sources.

In addition to clinical trial support from the NIH, our operations are partially funded by NIH research grants. We record the funding we receive pursuant to these grants as revenue at the time the related expenditures are incurred. In September 2007, the NIH awarded us an IPCAVD grant to support our HIV/AIDS vaccine program. We are utilizing this funding to further our HIV/AIDS vaccine development, optimization and production. The aggregate award (including subsequent amendments) totaled approximately $20.4 million, and there is approximately $484,500 remaining and available for use as of June 30, 2014. In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant to support preclinical studies evaluating the ability of protein boosts to augment antibody responses. The grant award of approximately $277,000 is for the first year of a two year project period beginning August 1, 2013, and has been fully utilized as of June 30, 2014. In July 2014, the NIH awarded us a grant of approximately $290,000 for the second year of the project period.

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

Cash Flows from Investing Activities

Our investing activities have consisted predominantly of capital expenditures. During the six months ended June 30, 2014, our capital expenditures were $11,164. There were no capital expenditures during the comparable period in 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities was $-0- for the six month period ended June 30, 2014, as compared to $1,643,334 for the comparable period in 2013. The cash generated by our financing activities during the six month period ended June 30, 2013 relates to the exercise of certain stock purchase warrants.

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

We expect that our current working capital combined with the remaining available funds from the NIH grants will be sufficient to support our planned level of operations into the first quarter of 2015. We anticipate raising additional capital during 2014, although there can be no assurance that we will be able to do so. While we believe that we will be successful in obtaining the necessary financing to fund our operations through government grants and clinical trial support, exercise of stock purchase warrants, or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of June 30, 2014, we had noncancellable lease obligations and other firm purchase obligations totaling approximately $90,000, as compared to approximately $206,000 at December 31, 2013. We have no committed lines of credit and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Net Loss

We recorded a net loss of $679,537 for the three months ended June 30, 2014, as compared to a net loss of $526,284 for the three months ended June 30, 2013. For the six months ended June 30, 2014, we recorded a net loss of $1,295,455, as compared to a net loss of $1,223,081 for the six months ended June 30, 2013. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

During the three and six month periods ended June 30, 2014, we recorded grant revenue of $180,441 and $337,781 , respectively, as compared to $441,561 and $1,238,601, respectively, during the comparable periods of 2013. Grant revenues relate to grants from the NIH in support of our HIV vaccine development activities (see discussion under “Liquidity and Capital Resources” above). We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the grants, and can fluctuate significantly based on the timing of the related expenditures. There is an aggregate of approximately $484,500 in approved grant funds remaining and available for use as of June 30, 2014, which we anticipate recognizing as revenue during the remainder of 2014. Additionally, in July 2014, the NIH awarded us an SBIR grant of approximately $290,000 which we anticipate recognizing as revenue during the project period from August 1, 2014 to July 31, 2015.

Research and Development

During the three month and six month periods ended June 30, 2014, we recorded $516,202 and $919,062, respectively, of research and development expense as compared to $553,199 and $1,435,187, respectively, during the three month and six month periods ended June 30, 2013. Research and development expense for the three month and six month periods of 2014 includes stock-based compensation expense of $7,878 and $17,016, respectively, while the comparable periods of 2013 include stock-based compensation expense of $11,678 and $23,741, respectively (see discussion under “Stock-Based Compensation Expense” below).

Our research and development expenses can fluctuate considerably on a period-to-period basis. The overall decrease in research and development expense during the three and six month periods ended June 30, 2014, as compared to the comparable 2013 periods, can mostly be attributed to lower expenditures related to our grants from the NIH, and lower expenditures associated with a Phase 1 trial of our therapeutic HIV vaccine, which was completed during the first quarter of 2014. We have not received any government support for clinical trials of our therapeutic vaccine. Our research and development costs do not include costs incurred by the HVTN in conducting clinical trials of our preventive HIV vaccines; those costs are funded directly by the NIH.

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

General and Administrative Expense

During the three month and six month periods ended June 30, 2014, we incurred general and administrative costs of $344,862 and $716,664, respectively, as compared to $415,784 and $1,028,727, respectively, during the comparable periods in 2013. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense for the three month and six month periods of 2014 include stock-based compensation expense of $17,169 and $34,338, respectively; while the comparable periods of 2013 include stock-based compensation expense of $43,917 and $297,679, respectively (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses during the three month and six month periods ended June 30, 2014 were $327,693 and $682,326, respectively, as compared to $371,867 and $731,048, respectively, during the comparable periods in 2013. The overall decrease in general and administrative expense during the three and six month periods ended June 30, 2014, as compared to the comparable 2013 periods, can mostly be attributed to reduced personnel costs. However, we expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $25,047 and $51,354 during the three month and six month periods ended June 30, 2014, respectively, as compared to $55,595 and $321,420, respectively, during the comparable periods of 2013. We allocate stock-based compensation expense to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. In addition to amounts related to the issuance of stock options to employees and directors, the figures include amounts related to common stock and stock purchase warrants issued to consultants and others. The overall decrease in stock-based compensation expense during the 2014 periods, as compared to 2013, can be attributed primarily to an aggregate of $238,168 of expense recorded in the 2013 periods associated with the repricing and extension of certain stock purchase warrants held by investors from a prior financing round in exchange for exercise of a portion of those warrants by the investors. For the three month and six month periods ended June 30, 2014 and 2013, stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Expense Allocated to:	2014	2013	2014	2013
General and Administrative Expense	$17,169	$43,917	$34,338	$297,679
Research and Development Expense	7,878	11,678	17,016	23,741
Total Stock-Based Compensation Expense	$25,047	$55,595	$51,354	$321,420

Other Income

Interest income for the three month and six month periods ended June 30, 2014 was $1,086 and $2,490, respectively, as compared to $1,138 and $2,232, respectively, for comparable periods of 2013. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEOVAX LABS, INC.
(Registrant)

Date: August 8, 2014	By:	/s/ Mark W. Reynolds
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
101**

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three month and six month periods ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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