Form 10-Q
period 2014-09-30
GeoVax Labs, Inc.
filed 2014-11-12
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐    No ☒

As of November 11, 2014, 31,950,813 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

GEOVAX LABS, INC.

Part 1 -- FINANCIAL INFORMATION

Item 1        Financial Statements

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$862,191	$2,513,861
Grant funds receivable	-	140,909
Prepaid expenses and other current assets	64,200	43,569

Total current assets	926,391	2,698,339

Property and equipment, net	113,227	120,227

Other assets	13,510	21,010

Total assets	$1,053,128	$2,839,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,197	$155,943
Accrued expenses	8,279	96,406
Amounts payable to Emory University (a related party)	79,757	60,000

Total current liabilities	170,233	312,349

Commitments (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series A convertible preferred stock, $1,000 stated value; -0- and 71 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	60,586
Series B convertible preferred stock, $1,000 stated value; 1,125 and 1,650 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	856,070	1,255,569
Common stock, $.001 par value:
Authorized shares – 75,000,000
Issued and outstanding shares – 25,718,037 and 23,765,180 at September 30, 2014 and December 31, 2013, respectively	25,718	23,765
Additional paid-in capital	28,863,162	28,239,392
Deficit accumulated during the development stage	(28,862,055)	(27,052,085)

Total stockholders’ equity	882,895	2,527,227

Total liabilities and stockholders’ equity	$1,053,128	$2,839,576

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Grant revenue	$322,086	$1,004,211	$659,867	$2,242,812

Operating expenses:
Research and development	425,498	879,104	1,344,560	2,314,291
General and administrative	411,814	316,452	1,128,478	1,345,179
Total operating expenses	837,312	1,195,556	2,473,038	3,659,470

Loss from operations	(515,226)	(191,345)	(1,813,171)	(1,416,658)

Other income:
Interest income	711	1,197	3,201	3,429
Total other income	711	1,197	3,201	3,429

Net loss	$(514,515)	$(190,148)	$(1,809,970)	$(1,413,229)

Basic and diluted:
Loss per common share	$(0.02)	$(0.01)	$(0.07)	$(0.07)
Weighted averages shares outstanding	25,325,141	21,666,610	25,109,811	20,979,675

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,809,970)	$(1,413,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,003	52,652
Stock-based compensation expense, including warrant modification expense and common stock issued for services	165,638	354,769
Changes in assets and liabilities:
Grant funds receivable	140,909	241,234
Prepaid expenses and other current assets	(20,631)	(5,961)
Accounts payable and accrued expenses	(142,116)	(101,505)
Total adjustments	193,803	541,189
Net cash used in operating activities	(1,616,167)	(872,040)

Cash flows from investing activities:
Purchase of property and equipment	(35,503)	(86,602)
Net cash used in investing activities	(35,503)	(86,602)

Cash flows from financing activities:
Net proceeds from sale of common stock	-	1,643,333
Net cash provided by financing activities	-	1,643,333

Net increase (decrease) in cash and cash equivalents	(1,651,670)	684,691
Cash and cash equivalents at beginning of period	2,513,861	1,035,925

Cash and cash equivalents at end of period	$862,191	$1,720,616

Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended September 30, 2014, an aggregate of 71 shares of Series A Convertible Preferred Stock were converted into 202,857 shares of common stock, and an aggregate of 525 shares of Series B Convertible Preferred Stock were converted into 1,500,000 shares of common stock (see Note 6).

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

1.                Description of Company and Basis of Presentation

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a clinical-stage biotechnology company developing innovative human vaccines using our novel DNA/MVA platform technology. Our primary focus is to develop vaccines that prevent and fight Human Immunodeficiency Virus (“HIV”) infections, and we have recently expanded our research and development efforts to include vaccines to prevent Ebola virus infection. We have exclusively licensed from Emory University (“Emory”) certain vaccine technology which was developed in collaboration with the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”). GeoVax is incorporated under the laws of the State of Delaware and our principal offices are located in Smyrna, Georgia (metropolitan Atlanta area). Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners.

Our most advanced vaccines under development address the clade B subtype of the HIV virus that is most prevalent in the United States and western Europe. Our preventive clade B HIV vaccine has successfully completed Phase 2a clinical trials and we are currently planning the next stage of human clinical testing. We are also planning clinical trials to evaluate our clade B HIV vaccine as an immunotherapy agent for individuals already infected with HIV. We have begun preclinical studies to develop HIV vaccine candidates for the clade C subtype of HIV prevalent in the developing world. Our Ebola vaccine development efforts have recently been initiated and we expect to begin preclinical animal studies during 2015, with the goal of beginning human clinical testing in 2016.

Our activities are subject to significant risks and uncertainties. We have neither received regulatory approval for any of our vaccine candidates, nor do we have any commercialization capabilities; therefore, it is possible that we may never successfully derive significant product revenues from any of our existing or future development programs or product candidates.

We have funded our activities to date from government grants and clinical trial assistance, and from sales of our equity securities. We believe that our existing cash resources, combined with the proceeds from the NIH grants discussed in Note 8 and the warrant exercises discussed in Note 10, will be sufficient to fund our operations into the second quarter of 2015. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of non-dilutive capital through government grant programs and clinical trial support, and we also intend to conduct additional offerings of our equity securities. However, additional funding may not be available on favorable terms or at all and if we fail to obtain capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

The accompanying condensed consolidated financial statements at September 30, 2014 and for the three month and nine month periods ended September 30, 2014 and 2013 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 those accounting policies that we consider significant in determining our results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

2.                Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption. We are currently evaluating the impact of the adoption of ASU 2014-09 on our financial statements.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”), which requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued, and to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for the Company for annual reporting periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. We are currently evaluating the impact of the adoption of ASU 2014-15 on our financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2014 which we expect to have a material impact on our financial statements.

3.                Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 12.5 million and 10.3 million shares at September 30, 2014 and 2013, respectively.

4.                Balance Sheet Components

The tables below provide a breakdown of certain line items on the accompanying condensed consolidated balance sheets.

	September 30, 2014	December 31, 2013
Property and equipment:
Laboratory equipment	$510,106	$474,603
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	654,396	618,893
Accumulated depreciation and amortization	(541,169)	(498,666)
Property and equipment, net	$113,227	$120,227

Other assets:
Technology licenses	$248,855	$248,855
Deposits	11,010	11,010
Accumulated amortization – technology licenses	(246,355)	(238,855)
Total other assets	$13,510	$21,010

5.                Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta). As of September 30, 2014, our future minimum lease payments pursuant to the 62 month operating lease total $32,710 for the remainder of 2014.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccines, conduct of our clinical trials, and other research-related activities. As of September 30, 2014, we had approximately $211,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2014.

6.                Stockholders’ Equity

Preferred Stock Transactions

During the nine months ended September 30, 2014, we issued an aggregate of 202,857 and 1,500,000 shares of our common stock related to conversions of our Series A and Series B Convertible Preferred Stock, respectively. As of September 30, 2014, there are no shares of our Series A Convertible Preferred Stock outstanding, and 1,125 shares of our Series B Convertible Preferred Stock outstanding, convertible into 3,214,286 shares of our common stock.

Common Stock Transactions

In addition to common stock issued pursuant to the conversion of our Series A and Series B Convertible Preferred Stock described above, in July 2014, we issued 250,000 shares of our common stock for certain consulting services from a third party and recorded stock-based compensation expense of $50,000 related to the issuance.

Stock Options

We maintain a stock option plan that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. The following table presents a summary of stock option transactions during the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,197,044	$3.79
Granted	7,500	0.29
Exercised	--	--
Forfeited or expired	(231,444)	1.89
Outstanding at September 30, 2014	973,100	$4.22
Exercisable at September 30, 2014	616,594	$6.30

Stock Purchase Warrants

We have previously issued stock purchase warrants in connection with financing transactions and also in exchange for services from consultants and others. As of September 30, 2014, there are 8,284,826 stock purchase warrants outstanding, with a weighted average exercise price of $0.54. During October 2014, 3,176,000 of these warrants were exercised for cash (see Note 10).

Effective September 30, 2014, we reduced the exercise price of certain warrants to purchase an aggregate of 818,376 shares of our common stock from $16.50 to $1.00 per share, and extended the expiration date of the warrants from December 31, 2014 to December 31, 2016. We recorded general and administrative expense of $39,711 associated with these modifications, all of which was recognized during the three month period ended September 30, 2014.

Stock-Based Compensation Expense

During the three month and nine month periods ended September 30, 2014, we recorded share-based compensation expense related to stock options of $24,573 and $75,927, respectively, as compared to $33,348 and $116,600 for the three month and nine month periods ended September 30, 2013, respectively. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of September 30, 2014, there was $106,939 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.7 years.

As discussed under “Stock Purchase Warrants” above, during the three month and nine month periods ended September 30, 2014, we recorded general and administrative expense associated with modifications to certain stock purchase warrants of $39,711. During the comparable periods of 2013, we recorded general and administrative expense associated with modifications to then-outstanding stock purchase warrants of $-0- and $238,169, respectively.

As discussed under “Common Stock Transactions” above, during the three month and nine month periods ended September 30, 2014, we recorded general and administrative expense associated with the issuance of 250,000 shares of our common stock for consulting services of $50,000.

Common Stock Reserved

A summary of our common stock reserved for future issuance is as follows as of September 30, 2014:

Series B Convertible Preferred Stock (see Note 10)	3,214,286
Common Stock Purchase Warrants (see Note 10)	8,284,826
Equity Incentive Plans	1,197,529
Total	12,696,641

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

8.                Government Grants

In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant to support our HIV/AIDS vaccine program. We have utilized this funding to further our HIV/AIDS vaccine development, optimization and production. The aggregate award (including subsequent amendments) totaled approximately $20.4 million and, as of September 30, 2014, there is approximately $215,000 of unused grant funds remaining and available for use.

In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Enhancing Protective Antibody Responses for a GM-CSF Adjuvanted HIV Vaccine.” The initial grant award of approximately $277,000 was for the first year of a two year project period beginning August 1, 2013 and has been fully utilized. In July 2014, the NIH awarded us a grant of approximately $290,000 for the second year of the project period, and as of September 30, 2014, there is approximately $237,000 of unused grant funds remaining and available for use.

We record revenue associated with these grants as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations.

9.                Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory. During the nine month period ended September 30, 2014, we recorded $135,150 of general and administrative expense associated with these patent cost reimbursements to Emory.

10.              Subsequent Events

During October 2014, we issued 2,928,571 shares of our common stock related to conversions of our Series B Convertible Preferred Stock. Subsequent to these conversions, 100 shares of our Series B Convertible Preferred Stock remain outstanding, convertible into 285,715 shares of our common stock.

During October 2014, we entered into an agreement with certain holders of our Series A and Series C Common Stock Purchase Warrants (“Warrants”) with respect to the payment to them of a warrant exercise fee of $0.075 per share for each share purchased upon exercise of Warrants held by them. In exchange for the fee, they immediately exercised Warrants for an aggregate of 3,176,000 shares of our common stock, resulting in proceeds to us of $873,400 (net of the exercise fee). We reserved the right to revoke this warrant exercise fee arrangement as to any unexercised Warrants upon five business days’ notice.

In November 2014, we issued 128,205 shares of our common stock for certain consulting services from a third party and recorded stock-based compensation expense of $50,000 related to the issuance.

Item 2        Management’s Discussion and Analysis of Financial Condition And Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2013, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,” ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	whether we can raise additional capital as and when we need it;
●	whether we are successful in developing our products;
●	whether we are able to obtain regulatory approvals in the United States and other countries for sale of our products;
●	whether we can compete successfully with others in our market; and
●	whether we are adversely affected in our efforts to raise capital by the volatility and disruption of local and national economic, credit and capital markets and the economy in general.

Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s analysis only. We assume no obligation to update forward-looking statements.

Overview

GeoVax is a clinical-stage biotechnology company developing innovative human vaccines using our novel DNA/MVA platform technology. Our primary focus is to develop vaccines that prevent and fight HIV infections, and we have recently expanded our research and development efforts to include vaccines to prevent Ebola virus infection. We have exclusively licensed from Emory University (“Emory”) certain vaccine technology which was developed in collaboration with the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”). GeoVax is incorporated under the laws of the State of Delaware and our principal offices are located in Smyrna, Georgia (metropolitan Atlanta area). Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners.

Our most advanced vaccines under development address the clade B subtype of the HIV virus that is most prevalent in the United States and Western Europe. Our preventive clade B HIV vaccine has successfully completed Phase 2a clinical trials and we are currently planning the next stage of human clinical testing. We are also planning clinical trials to evaluate our clade B HIV vaccine as an immunotherapy agent for individuals already infected with HIV. We have begun earlier preclinical studies to develop HIV vaccine candidates for the clade C subtype of HIV prevalent in the developing world. Our Ebola vaccine development efforts have recently been initiated and we expect to begin preclinical animal studies during 2015, with the goal of beginning human clinical testing in 2016.

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

We expect for the foreseeable future our operations will result in a net loss on a quarterly and annual basis. As of September 30, 2014, we had an accumulated deficit of approximately $28.9 million.

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

Liquidity and Capital Resources

At September 30, 2014, we had cash and cash equivalents of $862,191 and total assets of $1,053,128, as compared to $2,513,861 and $2,839,576, respectively, at December 31, 2013. Working capital totaled $756,158 at September 30, 2014, compared to $2,385,990 at December 31, 2013.

Sources and Uses of Cash

We have funded our activities to date primarily from government grants and clinical trial assistance, and from sales of our equity securities. We will continue to require substantial funds to continue these activities. We believe that our existing cash resources, combined with the proceeds from the NIH grants discussed below will be sufficient to fund our planned operations into the first quarter of 2015. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of non-dilutive capital through government grant programs and clinical trial support, and we also intend to conduct additional offerings of our equity securities. However, additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

Cash Flows from Operating Activities

Net cash used in operating activities was $1,616,167 for the nine month period ended September 30, 2014 as compared to $872,040 for the comparable period in 2013. Generally, the differences between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, offset by government grant revenues.

The NIH has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive HIV vaccines, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. We are actively engaged in discussions with the HIV Vaccine Trials Network (HVTN) and NIH regarding the next stage of our preventive clinical trials. While we believe that HVTN and NIH will continue their support of our HIV vaccine development efforts, the specific path forward is currently uncertain and we cannot be fully assured of the level of support, if any, we will receive from the HVTN or the NIH for additional clinical trials. Our expectations have been that HVTN would advance our DNA/MVA vaccine (GOVX-B11) directly into a Phase 2b efficacy study, but recent discussions have included the concept of adding another component (protein boost) to the vaccine regimen. If so, this will change the nature of the next clinical trial. The HVTN and NIH are continuing to consider future efficacy studies, and members are working to develop collaborative clinical development plans, as well as initiating regulatory planning. The plans for large-scale clinical trials may change as researchers continue to gather information from our earlier studies and are influenced by results from other vaccine trials. Trial start dates are dependent on many factors and are likely to change.

Earlier in 2014, we completed a Phase 1 clinical trial (GV-TH-01) investigating the therapeutic use of our GOVX-B11 vaccine in HIV-infected patients. We received no federal assistance in conducting this study. Data and observations from this trial have led us to plan an additional clinical trial to investigate our DNA/MVA vaccines as “shock” agents for potential use in a “shock and kill” clinical strategy to seek a cure for HIV infection. Our planning for this trial is fluid, but currently we anticipate a Phase 1b clinical trial testing this concept to begin during 2015. Initiation of this trial, which we expect will cost under $1 million, will be dependent upon our ability to secure the required funding. We plan to seek funding from U.S. government sources to conduct this trial, but we will also consider obtaining funds from issuance of our equity securities or other sources. Success in this trial will be a first step toward commercialization of our vaccines for use as the shock agent in shock and kill protocols for curing HIV infections. Our commercialization strategy will include use of our vaccines in combination with kill agents being developed by others as well as those undergoing development by GeoVax.

In addition to clinical trial support from the NIH for our preventive HIV vaccines, our operations have been partially funded by NIH research grants. We record the funding we receive pursuant to these grants as revenue at the time the related expenditures are incurred. As of September 30, 2014, there is an aggregate of approximately $452,000 of unused grant funds available for use during the remainder of 2014 and through July 2015. We intend to pursue additional grants from the federal government but cannot be assured of success. As we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Therefore, it will be necessary for us to look to other sources of funding in order to finance our clinical trials and other vaccine development activities.

Cash Flows from Investing Activities

Our investing activities consist predominantly of capital expenditures. During the nine months ended September 30, 2014, we incurred $35,503 of capital expenditures, as compared to $86,602 during the comparable period in 2013.

Cash Flows from Financing Activities

No cash was provided by financing activities for the nine month period ended September 30, 2014, as compared to $1,643,333 for the comparable period in 2013. The cash generated by our financing activities during the nine month period ended September 30, 2013 relates to the exercise of certain stock purchase warrants.

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

We expect that our current working capital combined with the remaining available funds from the NIH grants will be sufficient to support our planned level of operations into the second quarter of 2015. We anticipate raising additional capital during 2014 or early 2015, although there can be no assurance that we will be able to do so. While we believe that we will be successful in obtaining the necessary financing to fund our operations through government grants and clinical trial support, exercise of stock purchase warrants, or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of September 30, 2014, we had noncancellable lease obligations and other firm purchase obligations totaling approximately $243,000, as compared to approximately $206,000 at December 31, 2013. We have no committed lines of credit and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Net Loss

We recorded a net loss of $514,515 for the three months ended September 30, 2014, as compared to a net loss of $190,148 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, we recorded a net loss of $1,809,970, as compared to a net loss of $1,413,229 for the nine months ended September 30, 2013. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

During the three and nine month periods ended September 30, 2014 we recorded grant revenue of $322,086 and $659,867, respectively, as compared to $1,004,211 and $2,242,812, respectively, during the comparable periods of 2013. Grant revenues relate to grants from the NIH in support of our HIV vaccine development activities (see discussion under “Liquidity and Capital Resources” above). We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the grants, and can fluctuate significantly based on the timing of the related expenditures. There is an aggregate of approximately $452,000 in approved grant funds remaining and available for use as of September 30, 2014, which we anticipate recognizing as revenue during the remainder of 2014 and through July 2015.

Research and Development

During the three month and nine month periods ended September 30, 2014, we incurred $425,498 and $1,344,560, respectively, of research and development expense as compared to $879,104 and $2,341,291, respectively, during the three month and nine month periods ended September 30, 2013. Research and development expense for the three month and nine month periods of 2014 includes stock-based compensation expense of $7,404 and $24,420, respectively, while the comparable periods of 2013 include stock-based compensation expense of $9,048 and $32,789, respectively (see discussion under “Stock-Based Compensation Expense” below).

Our research and development expenses can fluctuate considerably on a period-to-period basis. The overall decrease in research and development expense during the three and nine month periods ended September 30, 2014, as compared to the comparable 2013 periods, can mostly be attributed to lower expenditures related to the activities supported by our grants from the NIH, and lower expenditures associated with a Phase 1 trial of our therapeutic HIV vaccine, which was completed during the first quarter of 2014. We have not received any government support for clinical trials of our therapeutic vaccine. Our research and development costs do not include costs incurred by the HVTN in conducting clinical trials of our preventive HIV vaccines; those costs are funded directly to the HVTN by the NIH.

We cannot predict the level of support we may receive from the HVTN, NIH, or other federal agencies (or divisions thereof) for our future clinical trials. We expect that our research and development costs will increase in the future as we progress into the later stage human clinical trials for our HIV vaccines and as we expand our Ebola vaccine development program.

Our vaccine candidates still require significant, time-consuming and costly research and development, testing and regulatory clearances. Completion of clinical development will take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The NIH has funded the costs of conducting all of our completed and ongoing human clinical trials to date for our preventive HIV vaccine, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. We are having discussions with the HVTN and NIH with regard to the conduct of an additional trial of our preventive vaccine, and we intend to seek government and/or third party support for future clinical human trials, but there can be no assurance that we will be successful.

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

General and Administrative Expense

During the three month and nine month periods ended September 30, 2014, we incurred general and administrative costs of $411,814 and $1,128,478, respectively, as compared to $316,452 and $1,345,179, respectively, during the comparable periods in 2013. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense for the three month and nine month periods of 2014 include stock-based compensation expense of $106,880 and $141,218, respectively; while the comparable periods of 2013 include stock-based compensation expense of $24,300 and $321,980, respectively (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses during the three and nine month periods ended September 30, 2014 were $304,934 and $987,260, respectively, as compared to $292,152 and $1,023,199, respectively, during the comparable periods in 2013. We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $114,284 and $165,638 during the three month and nine month periods ended September 30, 2014, respectively, as compared to $33,348 and $354,769, respectively, during the comparable periods of 2013. We allocate stock-based compensation expense to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. In addition to amounts related to the issuance of stock options to employees and directors, the figures amounts related to common stock issued to consultants. Also, during both 2014 and 2013, we modified the terms of certain warrants issued to investors in previous financing rounds to reduce the exercise prices and extend the expiration dates of such warrants; the amounts recorded as stock-based compensation expense related to these modifications were $39,711 for both the three month and nine month periods ended September 30, 2014, and $-0- and $238,169 for the three month and nine month periods ended September 30, 2013, respectively.

For the three month and nine month periods ended September 30, 2014 and 2013, stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Expense Allocated to:	2014	2013	2014	2013
General and Administrative Expense	$106,880	$24,300	$141,218	$321,980
Research and Development Expense	7,404	9,048	24,420	32,789
Total Stock-Based Compensation Expense	$114,284	$33,348	$165,638	$354,769

Other Income

Interest income for the three month and nine month periods ended September 30, 2014 was $711 and $3,201, respectively, as compared to $1,197 and $3,429, respectively, for comparable periods of 2013. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds

On July 16, 2014, we issued 250,000 shares of our common stock to Acorn Management Partners, LLC for services rendered pursuant to a consulting agreement with the Company. For this transaction the Company relied upon Section 4(2) of the Securities Act and Rule 506 promulgated thereunder to issue the common stock. The shares were offered to a single accredited investor who acquired the shares for investment in a transaction that did not involve a general solicitation.

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

GEOVAX LABS, INC.
(Registrant)

Date: November 11, 2014	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal
financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated January 20, 2006 by and among GeoVax, Inc., GeoVax Acquisition Corp. and Dauphin Technology, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger (2)

2.3	Second Amendment to Agreement and Plan of Merger (3)

3.1	Certificate of Incorporation (4)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (5)

3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (6)

3.1.3	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 2, 2013 (8)

3.2	Bylaws (4)

4.1.1	Amendment to Certificate of Designation of Series A Convertible Preferred Stock filed December 13, 2013 (9)

4.1.2	Form of Stock Certificate for the Series B Convertible Preferred Stock (9)

4.2	Form of Stock Certificate for the Series A Convertible Preferred Stock (7)

4.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed December 13, 2013 (9)

4.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed March 20, 2012 (7)

10.1	Form of Letter Agreement dated October 14, 2014 providing for payment of warrant exercise fee (10)

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101**

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three month and nine month periods ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 24, 2006.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 13, 2006.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on October 4, 2006.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on June 23, 2008.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 14, 2010.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 28, 2010.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 22, 2012.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 2, 2013.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed December 17, 2013.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 15, 2014