Form 10-Q
period 2015-03-31
GeoVax Labs, Inc.
filed 2015-05-14
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Yes ☐    No ☒

As of May 13, 2015, 31,950,813 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Part I -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,146,728	$1,101,651
Grant funds receivable	47,955	79,341
Prepaid expenses and other current assets	48,160	44,503

Total current assets	3,242,843	1,225,495

Property and equipment, net	105,309	96,693

Deposits	11,010	11,010

Total assets	$3,359,162	$1,333,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,912	$55,616
Accrued expenses	68,180	52,490
Amounts payable to Emory University (a related party) (Note 11)	102,638	78,917

Total current liabilities	216,730	187,023

Commitments (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at March 31, 2015 and December 31, 2014	76,095	76,095
Series C convertible preferred stock, $1,000 stated value; 3,000 and -0- shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	983,941	-
Common stock, $.001 par value:
Authorized shares – 75,000,000
Issued and outstanding shares – 31,950,813 at March 31, 2015 and December 31, 2014	31,951	31,951
Additional paid-in capital	32,536,539	30,823,769
Accumulated deficit	(30,486,094)	(29,785,640)

Total stockholders’ equity	3,142,432	1,146,175

Total liabilities and stockholders’ equity	$3,359,162	$1,333,198

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2015	2014
Grant revenue	$103,424	$157,340

Operating expenses:
Research and development	403,629	402,860
General and administrative	401,441	371,802
Total operating expenses	805,070	774,662

Loss from operations	(701,646)	(617,322)

Other income:
Interest income	1,192	1,404

Net loss	$(700,454)	$(615,918)

Basic and diluted:
Loss per common share	$(0.02)	$(0.02)
Weighted average shares outstanding	31,950,813	24,765,307

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(700,454)	$(615,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,234	16,372
Stock-based compensation expense	16,902	26,307
Changes in assets and liabilities:
Grant funds receivable	31,386	140,909
Prepaid expenses and other current assets	(3,657)	5,801
Accounts payable and accrued expenses	29,707	(77,006)
Total adjustments	81,572	112,383
Net cash used in operating activities	(618,882)	(503,535)

Cash flows from investing activities:
Purchase of property and equipment	(15,850)	-
Net cash used in investing activities	(15,850)	-

Cash flows from financing activities:
Net proceeds from sale of preferred stock	2,679,809	-
Net cash provided by financing activities	2,679,809	-

Net increase (decrease) in cash and cash equivalents	2,045,077	(503,535)
Cash and cash equivalents at beginning of period	1,101,651	2,513,861

Cash and cash equivalents at end of period	$3,146,728	$2,010,326

Supplemental disclosure of cash flow information:

None.

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

1.        Description of Company

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a clinical-stage biotechnology company developing human vaccines using our novel platform technology. Our current development programs are focused on vaccines against Ebola and Marburg viruses, and Human Immunodeficiency Virus (HIV). Our vaccine delivery technology generates virus-like particles (VLPs) that are effective at eliciting safe and effective immune responses. All of the clinical trials for our preventive HIV vaccine have been conducted by the HIV Vaccine Trials Network (HVTN) with funding from the National Institutes of Health (NIH). Our proprietary Ebola vaccine technology has been developed internally, while our HIV vaccine technology was developed in collaboration with Emory University, the NIH, and the Centers for Disease Control and Prevention (CDC) and is exclusively licensed to us.

Our Ebola vaccine development efforts were initiated in 2014 and we expect to conduct preclinical animal studies during 2015, with the goal of beginning human clinical testing in late 2016 or early 2017. Our HIV vaccine development efforts are focused on a preventive vaccine to address the clade B subtype of the HIV virus that is most prevalent in the developed world – primarily North America and Western Europe. Our preventive clade B HIV vaccine has successfully completed Phase 2a clinical trials and we are currently exploring our options to secure funding to advance our vaccine directly into pivotal Phase 2b efficacy trials. In the meantime, through collaboration with the NIH and HVTN, in late 2015 we expect to initiate a Phase 1 clinical trial investigating the effect of a “protein boost” to increase the antibody responses elicited by our vaccine. We are also planning clinical trials to evaluate our clade B HIV vaccine as an immunotherapy agent for individuals already infected with HIV, and we have begun early-stage preclinical studies to develop HIV vaccine candidates for the clade C subtype of HIV prevalent in the developing world.

GeoVax is incorporated under the laws of the State of Delaware and our principal offices are located in Smyrna, Georgia (metropolitan Atlanta area).

2.        Basis of Presentation

The accompanying condensed consolidated financial statements at March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of the financial statements. We are devoting substantially all of our present efforts to research and development of our vaccine candidates. We have funded our activities to date from government grants and clinical trial assistance, and from sales of our equity securities. We will continue to require substantial funds to continue these activities. We believe that our existing cash resources and grant commitments will be sufficient to fund our planned operations through the first quarter of 2016.

We expect we will need to raise additional funds to significantly advance our vaccine development programs and we are currently exploring sources of capital through government grant programs and clinical trial support. We may also secure additional funds through the exercise of currently outstanding stock purchase warrants, and we may seek funds through additional sales of our equity securities. However, additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

3.        Significant Accounting Policies and Recent Accounting Pronouncements

We disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 those accounting policies that we consider significant in determining our results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we expect to have a material impact on our financial statements.

4.        Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 74.6 million and 13.0 million shares at March 31, 2015 and 2014, respectively.

5.        Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Laboratory equipment	$525,956	$510,106
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	670,246	654,396
Accumulated depreciation and amortization	(564,937)	(557,703)
Property and equipment, net	$105,309	$96,693

6.        Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta), pursuant to an operating lease which expires on December 31, 2015, with two successive 12-month renewal options. As of March 31, 2015, our future minimum lease payments for the current lease term (not including the renewal periods) total $109,569 for the remainder of 2015.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of our clinical trials, and other research-related activities. As of March 31, 2015, we had approximately $85,200 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2015.

7.        Preferred Stock

Series B Convertible Preferred Stock

As of March 31, 2015, there are 100 shares of our Series B Convertible Preferred Stock outstanding, convertible into 285,714 shares of our common stock. During the three months ended March 31, 2015, there were no conversions or other transactions involving our Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock

Our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock, $.01 par value. In February 2015, we established from the authorized preferred stock a series of preferred stock, consisting of 3,000 shares of Series C Convertible Preferred Stock, $1,000 stated value (“Series C Preferred Shares”) and entered into a Securities Purchase Agreement (“SPA”) whereby we issued to two institutional investors (“Purchasers”) the Series C Preferred Shares for gross proceeds of $3.0 million. Net proceeds to the Company from this transaction, after deduction of placement agent fees and other expenses, were approximately $2.7 million.

The Series C Preferred Shares may be converted at any time at the option of the Purchasers into shares of our common stock at an initial conversion price of $0.18 per share (“Conversion Price”), for an aggregate total of 16,666,666 shares of our common stock (“Conversion Shares”). The Series C Preferred Shares have a liquidation preference equal to the initial purchase price, have no voting rights, and are not entitled to a dividend. The Series C Preferred Shares contains price adjustment provisions, which may, under certain circumstances, reduce the conversion price on several future dates, including the effective date of the registration statement covering resale of the common stock subject to the Series C Preferred Shares, according to a formula based on the then-current market price for our common stock.

Pursuant to the terms of the SPA, we issued to each Purchaser Series D, E and F Warrants (collectively, the “Investor Warrants”), each to purchase up to a number of shares of our common stock equal to 100% of the Conversion Shares underlying the Series C Preferred Shares (up to 16,666,666 shares in the aggregate for each of the three series of warrants, or 49,999,998 shares in total). The Series D Warrants have an initial exercise price of $0.22 per share, are exercisable immediately, and have a term of exercise equal to five years from the date of issuance. The Series E Warrants have an initial exercise price of $0.18 per share, are exercisable immediately, and have a term of exercise equal to one year from the date of issuance. The Series F Warrants have an initial exercise price of $0.22 per share and have a term of exercise equal to five years from the date of issuance, but only vest and become exercisable upon, and in proportion to, the exercise of the one-year Series E Warrants. We also issued to our placement agent warrants (“Placement Agent Warrants”) to acquire 1,333,333 shares of our Common Stock with terms substantially the same as the Series D Warrants. The Investor Warrants and Placement Agent Warrants contain anti-dilution and price adjustment provisions, which may, under certain circumstances, (i) reduce the exercise price on several future dates, including the effective date of the registration statement covering resale of the shares subject to the warrants, according to a formula based on the then-current market price for our common stock and (ii) reduce the exercise price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the exercise price of the warrants, or if we announce plans to do so. The number of shares subject to warrants will not increase due to such reductions in exercise price.

In connection with the sale of the Series C Preferred Shares, we entered into a Registration Rights Agreement (“RRA”) with the Purchasers, pursuant to which we filed a registration statement with the Securities and Exchange Commission (“SEC”) on March 20, 2015. It was declared effective by the SEC on April 8, 2015, which triggered the price adjustment provisions of the Series C Preferred Shares and the related warrants. As of that date, the conversion price of the Series C Preferred Shares was reduced to $0.142, the exercise price of the Series D and Series F Warrants was reduced to $0.1704, and the exercise price of the Series E Warrants and Placement Agent Warrants was reduced to $0.142.

Accounting Treatment and Allocation of Proceeds. We first assessed the Series C Preferred Shares under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and determined such preferred stock not to be a liability under ASC 480. We next assessed the preferred stock under ASC Topic 815. “Derivatives and Hedging” (“ASC 815”). The preferred stock contains an embedded feature allowing an optional conversion by the holder into common stock which meets the definition of a derivative. However, we believe that the preferred stock is an “equity host” (as described by ASC 815) for purposes of assessing the embedded derivative for potential bifurcation and determined that the optional conversion feature is clearly and closely associated to the preferred stock host; we therefore determined that the embedded derivative does not require bifurcation and separate recognition under ASC 815. We then assessed the preferred stock under ASC Topic 470, “Debt” (“ASC 470”), and determined there to be no beneficial conversion feature (“BCF”) requiring recognition at the issuance date. We also assessed the warrants issued in connection with the financing under ASC 815 and determined that they do not initially meet the definition of a derivative, but will require evaluation on an on-going basis.

The following is a summary of the allocation of the net proceeds from the preferred stock financing:

Net proceeds after transaction costs	$2,679,809
Less: Fair value of warrants (recorded to Additional Paid-in Capital)	(1,695,868)
Recorded value of Series C Preferred Shares at March 31, 2015	$983,941

8.        Common Stock

Increase in Authorized Shares of Common Stock

At our annual meeting of stockholders held on May 12, 2015, our stockholders approved an amendment to our certificate of incorporation to increase our authorized shares of common stock from 75,000,000 shares to 150,000,000 shares. The amendment to our certificate of incorporation was filed with the Delaware Secretary of State on May 13, 2015.

Common Stock Transactions

During the three months ended March 31, 2015, there were no transactions involving our Common Stock.

Stock Options

We maintain a stock option plan that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. The following table presents a summary of stock option transactions during the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,183,100	$3.50
Granted	26,400	0.15
Exercised	--	--
Forfeited or expired	(32,000)	0.94
Outstanding at March 31, 2015	1,177,500	$3.49
Exercisable at March 31, 2015	753,594	$5.27

Stock Purchase Warrants

The following table presents a summary of stock purchase warrant transactions during the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	5,108,826	$0.66
Issued – Series D Warrants (1)	16,666,666	0.22
Issued – Series E Warrants (1)	16,666,666	0.18
Issued – Series F Warrants (1)	16,666,666	0.22
Issued – Placement Agent Warrants (1)	1,333,333	0.22
Outstanding at March 31, 2015	56,442,157	$0.24
Exercisable at March 31, 2015	39,775,491	$0.25

(1)	See discussion under “Series C Convertible Preferred Stock” in Note 7.

Stock-Based Compensation Expense

During the three month periods ended March 31, 2015 and 2014, we recorded share-based compensation expense related to stock options of $16,902 and $26,307, respectively. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of March 31, 2015, there was $96,327 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.8 years.

Common Stock Reserved

A summary of our common stock reserved for future issuance is as follows as of March 31, 2015:

Series B Convertible Preferred Stock	285,714
Series C Convertible Preferred Stock	16,666,666
Common Stock Purchase Warrants	56,442,157
Equity Incentive Plans	1,197,529
Total	74,592,066

9.        Income Taxes

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

10.        Government Grants

We record revenue associated with government grants as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations. Grant revenues recorded during the three months ended March 31, 2015 and 2014 relate to grants from the NIH in support of our HIV vaccine development activities. There is an aggregate of approximately $125,541 in approved grant funds remaining and available for use as of March 31, 2015, which we anticipate recognizing as revenue during the remainder of 2015.

11.        Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory. During the three months ended March 31, 2015 and 2014, we recorded $41,315 and $43,919, respectively, of general and administrative expense associated with these patent cost reimbursements to Emory.

Item 2        Management’s Discussion and Analysis of Financial Condition And Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2014, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,” ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

Overview

GeoVax is a clinical-stage biotechnology company developing innovative human vaccines using our novel platform technology. Our lead development programs are focused on Ebola, Marburg, and HIV. Our HIV vaccine technology was developed in collaboration with researchers at Emory University, the NIH, and the CDC, and is exclusively licensed to us from Emory University. We also have nonexclusive licenses to certain patents owned by the NIH. Our Ebola/Marburg vaccines are being developed with technology licensed to us from the NIH.

Our Ebola vaccine development efforts were initiated in 2014 and we expect to conduct preclinical animal studies during 2015, with the goal of beginning human clinical testing in 2016. Our HIV vaccine development efforts are focused on a preventive vaccine to address the clade B subtype of the HIV virus that is most prevalent in the developed world – primarily North America and Western Europe. Our preventive clade B HIV vaccine has successfully completed Phase 2a clinical trials and we are currently exploring our options to secure funding to advance our vaccine directly into pivotal Phase 2b efficacy trials. In the meantime, through collaboration with the NIH and HVTN, in late 2015 we expect to initiate a Phase 1 clinical trial investigating the effect of a “protein boost” to increase the antibody responses elicited by our vaccine. We are also planning clinical trials to evaluate our clade B HIV vaccine as an immunotherapy agent for individuals already infected with HIV, and we have begun early-stage preclinical studies to develop HIV vaccine candidates for the clade C subtype of HIV prevalent in the developing world.

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

Our significant accounting policies are summarized in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles (“GAAP”) to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2015 and 2014, our revenue consisted of grant funding received from the NIH. Revenue from these arrangements is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

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

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance our research and development activities. We have funded our activities to date primarily from government grants and clinical trial assistance, and from sales of our equity securities. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001.

We believe that our existing cash resources will be sufficient to fund our planned operations through the first quarter of 2016. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of non-dilutive capital through government grant programs and clinical trial support, and we may also conduct additional offerings of our equity securities. However, additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

At March 31, 2015, we had cash and cash equivalents of $3,146,728 and working capital of $3,026,113, as compared to $1,101,651 and $1,038,472, respectively, at December 31, 2014. As of March 31, 2015, we had an accumulated deficit of $30.5 million and we expect for the foreseeable future our operations will result in a net loss on a quarterly and annual basis.

Net cash used in operating activities was $618,882 and $503,535 for the three month periods ended March 31, 2015 and 2014, respectively.

Net cash used in investing activities was $15,850 and $-0- for the three month periods ended March 31, 2015 and 2014, respectively.

Net cash provided by financing activities was $2,679,809 and $-0- for the three month periods ended March 31, 2015 and 2014, respectively. The increase is related to our February 2015 financing discussed below.

The NIH has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive HIV vaccines, with GeoVax incurring certain costs associated with manufacturing the clinical vaccine supplies and other study support. We also expect the NIH to fully fund the cost of another Phase 1 trial (HVTN 114) of our preventive HIV vaccine to begin in late 2015, which will investigate the effect of adding a “protein boost” component to our vaccine. While efforts are underway to evaluate the protein boost concept, we also intend to seek funding to expedite our un-boosted vaccine directly into pivotal Phase 2b efficacy trials.

During 2014, we completed a Phase 1 clinical trial (GV-TH-01) investigating the therapeutic use of our GOVX-B11 vaccine in HIV-infected patients. Future therapeutic studies of our vaccine may investigate the vaccine’s ability to act as a “shock agent” in a shock and kill therapy in combination with standard of care antiretroviral drug therapy to seek a cure for HIV infection. We are currently not contemplating the use of any of our existing cash resources for this program. The timetable and specific plans for additional clinical studies will be dependent upon our ability to secure external funding for the program, and on the nature of any potential collaborations we may establish.

Our Ebola/Marburg vaccine program began in late 2014, and our primary activities during 2015 are focused on constructing the vaccines and conducting preclinical animal studies. During April 2015, we entered into a Research Collaboration Agreement with the National Institute of Allergy and Infectious Disease (NIAID), part of NIH, pursuant to which NIAID will contribute certain materials and will carry out animal protection studies in small animals and, potentially, in non-human primates.

In addition to clinical trial support from the NIH for our preventive HIV vaccines and collaborative research support from NIAID for our Ebola vaccine program, our operations have been partially funded by NIH research grants for our HIV program. As of March 31, 2015, there was an aggregate of approximately $125,500 of unused grant funds available for use during 2015. We intend to pursue additional grants from the federal government for our HIV and Ebola programs but cannot be assured of success.

In February 2015, we sold shares of Series C convertible preferred stock for an aggregate purchase price of $3.0 million. Net proceeds to the Company were approximately $2.7 million. As part of this transaction, we also issued several series of five-year and one-year stock purchase warrants. The one-year warrants have a current exercise price of $0.142 and an expiration date of February 27, 2016. If exercised in full, these warrants would result in net cash proceeds to us of approximately $2.4 million.

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of March 31, 2015, we had noncancellable lease obligations and other firm purchase obligations totaling approximately $195,000, as compared to approximately $297,000 at December 31, 2014. We have no committed lines of credit and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Net Loss

We recorded a net loss of $700,454 for the three months ended March 31, 2015, as compared to $615,918 for the three months ended March 31, 2014. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

During the three months ended March 31, 2015, we recorded aggregate grant revenues of $103,424, as compared to $157,340 during the comparable period of 2014. Grant revenues for these periods relate to grants from the NIH in support of our HIV vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the grants, and can fluctuate significantly based on the timing of the related expenditures.

In September 2007, the NIH awarded us a grant entitled “GM-CSF-Adjuvanted Clade C DNA/MVA and MVA/MVA Vaccines”. The aggregate award (including subsequent amendments) totaled approximately $20.4 million. We recorded grant revenues of $60,628 and $103,352 for the three months ended March 31, 2015 and 2014, respectively, related to this grant. There is $14,836 of unrecognized grant funds remaining and available for use pursuant to this grant as of March 31, 2015, which we anticipate recognizing as revenue during the remainder of 2015.

In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Enhancing Protective Antibody Responses for a GM-CSF Adjuvanted HIV Vaccine.” The initial grant award was $276,690 for the first year of a two year project period beginning August 1, 2013. In July 2014, the NIH awarded us $289,641 for the second year of the project period. We recorded grant revenues of $42,796 and $53,988 for the three months ended March 31, 2015 and 2014, respectively, related to this grant. There is $110,705 of unrecognized grant funds remaining and available for use pursuant to this grant as of March 31, 2015, which we anticipate recognizing as revenue during the remainder of 2015.

Research and Development

During the three months ended March 31, 2015, we recorded $403,629 of research and development expense, as compared to $402,860 during the three months ended March 31, 2014. Research and development expense for these periods includes stock-based compensation expense of $5,316 and $9,138 for the 2015 and 2014 periods, respectively (see discussion under “Stock-Based Compensation Expense” below). Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our grants from the NIH, the timing of costs associated with clinical trials being funding directly by us, and other factors.

We cannot predict the level of support we may receive from the HVTN, NIH, or other federal agencies (or divisions thereof) for our future clinical trials. We expect that our research and development costs will increase in the future as we progress into the later stage human clinical trials for our HIV vaccines and as we expand our Ebola and Marburg vaccine development program.

Our vaccine candidates still require significant, time-consuming and costly research and development, testing and regulatory clearances. Completion of clinical development will take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. The NIH has funded the costs of conducting all of our human clinical trials to date for our preventive HIV vaccine, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. We are having discussions with the HVTN and NIH with regard to the conduct of an additional trial of our preventive vaccine, and we expect the NIH will provide support for this trial as well. We intend to seek government and/or third party support for future clinical human trials and for production of our vaccine product for use in clinical trials, but there can be no assurance that we will be successful.

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

General and Administrative Expense

Our general and administrative expenses were $401,441 during the three months ended March 31, 2015, as compared to $371,802 during the three months ended March 31, 2014. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $11,586 and $17,169 for the three months ended March 31, 2015 and 2014, respectively (see discussion under “Stock-Based Compensation Expense” below). We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $16,902 and $26,307 during the three months ended March 31, 2015 and 2014, respectively, which was allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three months ended March 31, 2015 and 2014, stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2015	2014
General and Administrative Expense	$11,586	$17,169
Research and Development Expense	5,316	9,138
Total Stock-Based Compensation Expense	$16,902	$26,307

Other Income

Interest income for the three months ended March 31, 2015 and 2014 was $1,192 and $1,404, respectively. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEOVAX LABS, INC.
(Registrant)

Date: May 14, 2015	By: /s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal
financial officer)

EXHIBIT INDEX

Exhibit

Number     Description

3.1	Certificate of Incorporation (1)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (2)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (3)
3.1.3	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 2, 2013 (4)
3.1.4	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed May 13, 2015 (7)
3.2	Bylaws (1)
4.2.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed December 13, 2013 (5)
4.2.2	Form of Stock Certificate for the Series B Convertible Preferred Stock (5)
4.3.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed February 27, 2015 (6)
4.3.2	Form of Stock Certificate for the Series C Convertible Preferred Stock (6)
10.1	Form of Securities Purchase Agreement dated February 25, 2015 (6)
10.2	Form of Registration Rights Agreement dated February 25, 2015 (6)
10.3	Form of Series D Warrant dated February 27, 2015 (6)
10.4	Form of Series E Warrant dated February 27, 2015 (6)
10.5	Form of Series F Warrant dated February 27, 2015 (6)
10.6	Form of Maxim warrant dated February 27, 2015 (6)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101**

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

_____________________

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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on June 23, 2008.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 14, 2010.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 28, 2010.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 2, 2013.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed December 17, 2013.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 2, 2015.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 14, 2015.