Form 10-Q
period 2015-06-30
GeoVax Labs, Inc.
filed 2015-08-04
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Yes ☐    No ☒

As of August 3, 2015, 31,950,813 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,475,726	$1,101,651
Grant funds receivable	39,300	79,341
Prepaid expenses and other current assets	39,894	44,503

Total current assets	2,554,920	1,225,495

Property and equipment, net	98,076	96,693

Deposits	11,010	11,010

Total assets	$2,664,006	$1,333,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,041	$55,616
Accrued expenses	13,000	52,490
Amounts payable to a related party (Note 11)	57,048	78,917

Total current liabilities	181,089	187,023

Commitments (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at June 30, 2015 and December 31, 2014	76,095	76,095
Series C convertible preferred stock, $1,000 stated value; 3,000 and -0- shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	983,941	-
Common stock, $.001 par value:
Authorized shares – 150,000,000 and 75,000,000 at June 30, 2015 and December 31, 2014, respectively
Issued and outstanding shares – 31,950,813 at June 30, 2015 and December 31, 2014	31,951	31,951
Additional paid-in capital	32,553,227	30,823,769
Accumulated deficit	(31,162,297)	(29,785,640)

Total stockholders’ equity	2,482,917	1,146,175

Total liabilities and stockholders’ equity	$2,664,006	$1,333,198

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Grant revenue	$71,474	$180,441	$174,898	$337,781

Operating expenses:
Research and development	384,653	516,202	788,282	919,062
General and administrative	364,889	344,862	766,330	716,664
Total operating expenses	749,542	861,064	1,554,612	1,635,726

Loss from operations	(678,068)	(680,623)	(1,379,714)	(1,297,945)

Other income:
Interest income	1,865	1,086	3,057	2,490

Net loss	$(676,203)	$(679,537)	$(1,376,657)	$(1,295,455)

Basic and diluted:
Loss per common share	$(0.02)	$(0.03)	$(0.04)	$(0.05)
Weighted averages shares outstanding	31,950,813	25,075,729	31,950,813	24,921,376

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,376,657)	$(1,295,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,467	32,744
Stock-based compensation expense	33,590	51,354
Changes in assets and liabilities:
Grant funds receivable	40,041	140,909
Prepaid expenses and other current assets	4,609	14,408
Accounts payable and accrued expenses	(5,934)	(74,855)
Total adjustments	86,773	164,560
Net cash used in operating activities	(1,289,884)	(1,130,895)

Cash flows from investing activities:
Purchase of property and equipment	(15,850)	(11,164)
Net cash used in investing activities	(15,850)	(11,164)

Cash flows from financing activities:
Net proceeds from sale of preferred stock	2,679,809	-
Net cash provided by financing activities	2,679,809	-

Net increase (decrease) in cash and cash equivalents	1,374,075	(1,142,059)
Cash and cash equivalents at beginning of period	1,101,651	2,513,861

Cash and cash equivalents at end of period	$2,475,726	$1,371,802

Supplemental disclosure of non-cash financing activities:

During the six months ended June 30, 2014, an aggregate of 71 shares of our Series A Convertible Preferred Stock were converted into 202,857 shares of common stock, and an aggregate of 420 shares of our Series B Convertible Preferred Stock were converted into 1,200,000 shares of common stock.

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

1.     Description of Company

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a clinical-stage biotechnology company developing human vaccines using our novel platform technology. Our current development programs are focused on vaccines against Ebola and Marburg viruses, and Human Immunodeficiency Virus (HIV). Our vaccine delivery technology generates virus-like particles (VLPs) that are effective at eliciting safe and effective immune responses. Our proprietary Ebola vaccine technology has been developed internally using technology licensed from the National Institutes of Health (NIH), while our HIV vaccine technology was developed in collaboration with Emory University, the NIH, and the Centers for Disease Control and Prevention (CDC) and is exclusively licensed to us. GeoVax is incorporated under the laws of the State of Delaware and our principal offices are located in Smyrna, Georgia.

2.     Basis of Presentation

The accompanying condensed consolidated financial statements at June 30, 2015 and for the three and six month periods ended June 30, 2015 and 2014 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of the financial statements. We are devoting substantially all of our present efforts to research and development of our vaccine candidates. We have funded our activities to date from government grants and clinical trial assistance, and from sales of our equity securities. We will continue to require substantial funds to continue our research and development activities. We believe that our existing cash resources and grant commitments will be sufficient to fund our planned operations through the first quarter of 2016, but due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that date. We are currently exploring sources of capital through government grants and clinical trial support and through philanthropic foundation support. We may also secure additional funds through sales of our equity securities or the exercise of currently outstanding stock purchase warrants. Management believes that the Company’s demonstrated history of successful funding through both government sources and equity securities alleviate the substantial doubt about the Company’s ability to operate as a going concern. However, additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2015 which we expect to have a material impact on our financial statements.

4.     Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 79.0 million and 12.8 million shares at June 30, 2015 and 2014, respectively.

5.     Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Laboratory equipment	$525,956	$510,106
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	670,246	654,396
Accumulated depreciation and amortization	(572,170)	(557,703)
Property and equipment, net	$98,076	$96,693

6.     Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia, pursuant to an operating lease which expires on December 31, 2015, with two successive 12-month renewal options. As of June 30, 2015, our future minimum lease payments for the current lease term (not including the renewal periods) total $73,046 for the remainder of 2015.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of our clinical trials, and other research-related activities. As of June 30, 2015, we had approximately $115,300 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2015.

7.     Preferred Stock

Series B Convertible Preferred Stock

As of June 30, 2015, there are 100 shares of our Series B Convertible Preferred Stock outstanding (issued in December 2013), convertible into 285,714 shares of our common stock. During the six months ended June 30, 2015, there were no conversions or other transactions involving our Series B Convertible Preferred Stock.

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

The Series C Preferred Shares may be converted at any time at the option of the Purchasers into shares of our common stock. The initial conversion price of the Series C Preferred Shares was $0.18 per share (“Conversion Price”). The Series C Preferred Shares have a liquidation preference equal to the initial purchase price, have no voting rights, and are not entitled to a dividend. The Series C Preferred Shares contains price adjustment provisions, which may, under certain circumstances, reduce the Conversion Price on several future dates according to a formula based on the then-current market price for our common stock. As discussed below, on April 8, 2015 the Conversion Price was adjusted to $0.142 per share resulting in an aggregate total of 21,126,760 shares of our common stock (“Conversion Shares”) into which the Series C Preferred Shares currently may be converted.

Pursuant to the terms of the SPA, we issued to each Purchaser Series D, E and F Warrants (collectively, the “Investor Warrants”), each to purchase up to a number of shares of our common stock equal to 100% of the Conversion Shares underlying the Series C Preferred Shares (up to 16,666,666 shares in the aggregate for each of the three series of warrants, or 49,999,998 shares in total). The Series D Warrants had an initial exercise price of $0.22 per share, are currently exercisable, and have a term of exercise equal to five years from the date of issuance. The Series E Warrants had an initial exercise price of $0.18 per share, are currently exercisable, and have a term of exercise equal to one year from the date of issuance. The Series F Warrants had an initial exercise price of $0.22 per share and have a term of exercise equal to five years from the date of issuance, but only vest and become exercisable upon, and in proportion to, the exercise of the one-year Series E Warrants. We also issued to our placement agent warrants (“Placement Agent Warrants”) to acquire 1,333,333 shares of our Common Stock with terms substantially the same as the Series D Warrants. The Investor Warrants and Placement Agent Warrants contain anti-dilution and price adjustment provisions, which may, under certain circumstances, (i) reduce the exercise price on several future dates according to a formula based on the then-current market price for our common stock and (ii) reduce the exercise price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the exercise price of the warrants, or if we announce plans to do so. The number of shares subject to warrants will not increase due to such reductions in exercise price.

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

The following is a summary of the allocation of the net proceeds from the preferred stock financing:

Net proceeds after transaction costs	$2,679,809
Less: Fair value of warrants (recorded to Additional Paid-in Capital)	(1,695,868)
Recorded value of Series C Preferred Shares at June 30, 2015	$983,941

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

Common Stock Transactions

During the six months ended June 30, 2015, there were no transactions involving our Common Stock.

Stock Options

We maintain a stock option plan that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. The following table presents a summary of stock option transactions during the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,183,100	$3.50
Granted	26,400	0.15
Exercised	--	--
Forfeited or expired	(32,000)	0.94
Outstanding at June 30, 2015	1,177,500	$3.49
Exercisable at June 30, 2015	756,094	$5.25

Stock Purchase Warrants

The following table presents a summary of stock purchase warrant transactions during the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	5,108,826	$0.66
Issued – Series D Warrants (1)	16,666,666	0.17
Issued – Series E Warrants (1)	16,666,666	0.14
Issued – Series F Warrants (1)	16,666,666	0.17
Issued – Placement Agent Warrants (1)	1,333,333	0.17
Outstanding at June 30, 2015	56,442,157	$0.20
Exercisable at June 30, 2015	39,775,491	$0.21

(1)	See discussion under “Series C Convertible Preferred Stock” in Note 7.

Stock-Based Compensation Expense

During the three month and six month periods ended June 30, 2015, we recorded share-based compensation expense related to stock options of $16,903 and $33,590, as compared to $25,047 and $51,354 for the three month and six month periods ended June 30, 2014, respectively. Share-based compensation expense is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of June 30, 2015, there was $79,640 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.6 years.

Common Stock Reserved

A summary of our common stock reserved for future issuance is as follows as of June 30, 2015:

Series B Convertible Preferred Stock	285,714
Series C Convertible Preferred Stock	21,126,760
Common Stock Purchase Warrants	56,442,157
Equity Incentive Plans	1,197,529
Total	79,052,160

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

10.     Government Grants

We record revenue associated with government grants as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations. Grant revenues recorded during the three month and six month periods ended June 30, 2015 and 2014 relate to grants from the NIH in support of our HIV vaccine development activities. There is an aggregate of $353,652 in approved grant funds remaining and available for use as of June 30, 2015, which we anticipate recognizing as revenue during the remainder of 2015 and the first half of 2016.

11.     Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory. During the three month and six month periods ended June 30, 2015, we recorded $22,590 and $63,906, respectively, of general and administrative expense associated with these patent cost reimbursements to Emory, as compared to $71,474 and $115,393, respectively, for the same periods in 2014.

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

Overview

GeoVax is a clinical-stage biotechnology company developing human vaccines using our novel platform technology. Our current development programs are focused on Ebola and Marburg viruses, and HIV. Our HIV vaccine technology was developed in collaboration with researchers at Emory University, the NIH, and the CDC, and is exclusively licensed to us from Emory University. We also have nonexclusive licenses to certain patents owned by the NIH. Our Ebola and Marburg vaccines are being developed with technology licensed to us from the NIH.

Our HIV vaccine development efforts are focused on a preventive vaccine to address the clade B subtype of the HIV virus that is most prevalent in the developed world (primarily North America and Western Europe). All of the clinical trials for our preventive HIV vaccine (through Phase 2a) have been conducted by the HIV Vaccine Trials Network (HVTN) with funding from the NIH. Through a continued collaboration with the NIH and HVTN, in late 2015 we expect to initiate a Phase 1 clinical trial investigating the effect of a “protein boost” to increase the antibody responses elicited by our vaccine. While this effort continues, we are also exploring our options to secure funding to advance our vaccine (without the additional protein boost) directly into pivotal Phase 2b efficacy trials. We have also begun preclinical studies to develop an HIV vaccine candidate for the clade C subtype of HIV prevalent in the developing world (primarily sub-Saharan Africa and India); these studies are being supported by NIH grants. Our Ebola vaccine development efforts were initiated in 2014 and we are currently conducting preclinical animal studies through a collaboration with the NIH.

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

At June 30, 2015, we had cash and cash equivalents of $2,475,726 and working capital of $2,373,831, as compared to $1,101,651 and $1,038,472, respectively, at December 31, 2014. As of June 30, 2015, we had an accumulated deficit of $31.2 million and we expect for the foreseeable future our operations will result in a net loss on a quarterly and annual basis.

Net cash used in operating activities was $1,289,884 and $1,130,895 for the six month periods ended June 30, 2015 and 2014, respectively.

Net cash used in investing activities was $15,850 and $11,164 for the six month periods ended June 30, 2015 and 2014, respectively.

Net cash provided by financing activities was $2,679,809 and $-0- for the six month periods ended June 30, 2015 and 2014, respectively. The increase is related to our February 2015 financing discussed below.

The NIH has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive HIV vaccines, with GeoVax incurring certain costs associated with manufacturing the clinical vaccine supplies and other study support. We also expect the NIH to fully fund the cost of another Phase 1 trial (HVTN 114) of our preventive HIV vaccine to begin in late 2015, which will investigate the effect of adding a “protein boost” component to our vaccine. While efforts are underway to evaluate the protein boost concept, we also intend to seek funding to expedite our vaccine (without the additional protein boost) directly into pivotal Phase 2b efficacy trials.

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

Our Ebola/Marburg vaccine program began in late 2014, and our primary activities during 2015 are focused on constructing the vaccines and conducting preclinical animal studies. During April 2015, we entered into a Research Collaboration Agreement with the National Institute of Allergy and Infectious Disease (NIAID), part of NIH, pursuant to which NIAID will contribute certain materials and will carry out animal protection studies in small animals and, potentially, in non-human primates. The initial animal studies are ongoing, and we expect to be ready for human clinical trials to begin in late 2016 or early 2017.

In addition to clinical trial support from the NIH for our preventive HIV vaccines and collaborative research support from NIAID for our Ebola vaccine program, our operations have been partially funded by NIH research grants for our HIV program. As of June 30, 2015, there was an aggregate of $353,652 of unused grant funds available for use during the remainder of 2015 and the first half of 2016. We intend to pursue additional grants from the federal government for our HIV and Ebola programs but cannot be assured of success.

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

Contractual Obligations

As of June 30, 2015, we had noncancellable lease obligations and other firm purchase obligations totaling approximately $188,000, as compared to approximately $297,000 at December 31, 2014. We have no committed lines of credit and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Net Loss

We recorded a net loss of $676,203 for the three months ended June 30, 2015, as compared to $679,537 for the three months ended June 30, 2014. For the six months ended June 30, 2015, we recorded a net loss of $1,376,657, as compared to a net loss of $1,295,455 for the six months ended June 30, 2014. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

During the three and six month periods ended June 30, 2015, we recorded grant revenue of $71,474 and $174,898, respectively, as compared to $180,441 and $337,781, respectively, during the comparable periods of 2014. Grant revenues for these periods relate to grants from the NIH in support of our HIV vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the grants, and can fluctuate significantly based on the timing of the related expenditures.

In September 2007, the NIH awarded us a grant entitled “GM-CSF-Adjuvanted Clade C DNA/MVA and MVA/MVA Vaccines”. The aggregate award (including subsequent amendments) totaled approximately $20.4 million. For this grant, we recorded revenues of $14,836 and $75,464 for the three and six month periods ended June 30, 2015, respectively, as compared to $112,302 and $215,654, respectively during the comparable periods of 2014. There are no unrecognized grant funds remaining and available for use pursuant to this grant as of June 30, 2015.

In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Enhancing Protective Antibody Responses for a GM-CSF Adjuvanted HIV Vaccine.” The initial grant award was $276,690 for the first year of a two year project period beginning August 1, 2013. In July 2014, the NIH awarded us $289,641 for the second year of the project period. For this grant, we recorded revenues of $56,638 and $99,434 for the three and six month periods ended June 30, 2015, respectively, as compared to $68,139 and $122,127, respectively during the comparable periods of 2014. There is $54,067 of unrecognized grant funds remaining and available for use pursuant to this grant as of June 30, 2015, which we anticipate recognizing as revenue during the third quarter of 2015.

In June 2015, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Directed Lineage Immunizations for Eliciting Broadly Neutralizing Antibody.” The initial grant award of $299,585 is for the first year of a two year project period beginning July 1, 2015. No revenues related to this grant have been recorded during the three or six month periods ended June 30, 2015. We anticipate recognizing the full amount of this grant as revenue over the period from July 1, 2015 to June 30, 2016.

Research and Development

During the three month and six month periods ended June 30, 2015, we recorded $384,653 and $788,282, respectively, of research and development expense as compared to $516,202 and $919,062, respectively, during the three month and six month periods ended June 30, 2014. Research and development expense for the three month and six month periods of 2015 includes stock-based compensation expense of $5,316 and $10,632, respectively, while the comparable periods of 2014 include stock-based compensation expense of $7,878 and $17,016, respectively (see discussion under “Stock-Based Compensation Expense” below). Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our grants from the NIH, the timing of costs associated with clinical trials being funding directly by us, and other factors.

We cannot predict the level of support we may receive from the HVTN, NIH, or other federal agencies (or divisions thereof) for our future research and development efforts. We expect that our research and development costs will increase in the future as we progress into the later stage human clinical trials for our HIV vaccines and as we expand our Ebola and Marburg vaccine development program.

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

General and Administrative Expense

During the three month and six month periods ended June 30, 2015, we incurred general and administrative costs of $364,889 and $766,330, respectively, as compared to $344,862 and $716,664, respectively, during the comparable periods in 2014. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense for the three month and six month periods of 2015 include stock-based compensation expense of $11,587 and $22,958 , respectively; while the comparable periods of 2014 include stock-based compensation expense of $17,169 and $34,338, respectively (see discussion under “Stock-Based Compensation Expense” below). We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $16,903 and $33,590 during the three month and six month periods ended June 30, 2015, respectively, as compared to $25,047 and $51,354, respectively, during the comparable periods of 2014. We allocate stock-based compensation expense to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three month and six month periods ended June 30, 2015 and 2014, stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Expense Allocated to:	2015	2014	2015	2014
General and Administrative Expense	$11,587	$17,169	$22,958	$34,338
Research and Development Expense	5,316	7,878	10,632	17,016
Total Stock-Based Compensation Expense	$16,903	$25,047	$33,590	$51,354

Other Income

Interest income for the three month and six month periods ended June 30, 2015 was $1,865 and $3,057, respectively, as compared to $1,086 and $2,490, respectively, for comparable periods of 2014. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEOVAX LABS, INC.
(Registrant)

Date: August 4, 2015	By:	/s/ Mark W. Reynolds
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
101**

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three month and six month periods ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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