Form 10-Q
period 2015-09-30
GeoVax Labs, Inc.
filed 2015-11-12
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Yes ☐    No ☒

As of November 12, 2015, 31,950,813 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Part I -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,821,037	$1,101,651
Grant funds receivable	-	79,341
Prepaid expenses and other current assets	75,276	44,503

Total current assets	1,896,313	1,225,495

Property and equipment, net	90,842	96,693

Deposits	11,010	11,010

Total assets	$1,998,165	$1,333,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,492	$55,616
Accrued expenses	5,000	52,490
Amounts payable to a related party (Note 11)	70,729	78,917

Total current liabilities	118,221	187,023

Commitments (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at September 30, 2015 and December 31, 2014	76,095	76,095
Series C convertible preferred stock, $1,000 stated value; 3,000 and -0- shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	983,941	-
Common stock, $.001 par value:
Authorized shares – 150,000,000 and 75,000,000 at September 30, 2015 and December 31, 2014, respectively
Issued and outstanding shares – 31,950,813 at September 30, 2015 and December 31, 2014	31,951	31,951
Additional paid-in capital	32,570,153	30,823,769
Accumulated deficit	(31,782,196)	(29,785,640)

Total stockholders’ equity	1,879,944	1,146,175

Total liabilities and stockholders’ equity	$1,998,165	$1,333,198

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Grant revenue	$93,130	$322,086	$268,028	$659,867

Operating expenses:
Research and development	378,521	425,498	1,166,803	1,344,560
General and administrative	335,932	411,814	1,102,262	1,128,478
Total operating expenses	714,453	837,312	2,269,065	2,473,038

Loss from operations	(621,323)	(515,226)	(2,001,037)	(1,813,171)

Other income:
Interest income	1,424	711	4,481	3,201
Total other income	1,424	711	4,481	3,201

Net loss	$(619,899)	$(514,515)	$(1,996,556)	$(1,809,970)

Basic and diluted:
Loss per common share	$(0.02)	$(0.02)	$(0.06)	$(0.07)
Weighted averages shares outstanding	31,950,813	25,325,141	31,950,813	25,109,811

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,996,556)	$(1,809,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,701	50,003
Stock-based compensation expense, including common stock issued for services	50,516	165,638
Changes in assets and liabilities:
Grant funds receivable	79,341	140,909
Prepaid expenses and other current assets	(30,773)	(20,631)
Accounts payable and accrued expenses	(68,802)	(142,116)
Total adjustments	51,983	193,803
Net cash used in operating activities	(1,944,573)	(1,616,167)

Cash flows from investing activities:
Purchase of property and equipment	(15,850)	(35,503)
Net cash used in investing activities	(15,850)	(35,503)

Cash flows from financing activities:
Net proceeds from sale of preferred stock	2,679,809	-
Net cash provided by financing activities	2,679,809	-

Net increase (decrease) in cash and cash equivalents	719,386	(1,651,670)
Cash and cash equivalents at beginning of period	1,101,651	2,513,861

Cash and cash equivalents at end of period	$1,821,037	$862,191

Supplemental disclosure of non-cash financing activities:

During the nine-month period ended September 30, 2014, an aggregate of 71 shares of our Series A Convertible Preferred Stock were converted into 202,857 shares of common stock, and an aggregate of 525 shares of our Series B Convertible Preferred Stock were converted into 1,500,000 shares of common stock.

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

2.     Basis of Presentation

The accompanying condensed consolidated financial statements at September 30, 2015 and for the three-month and nine-month periods ended September 30, 2015 and 2014 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine-month period ended September 30, 2015 which we expect to have a material impact on our financial statements.

4.     Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 79.0 million and 12.5 million shares at September 30, 2015 and 2014, respectively.

5.     Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Laboratory equipment	$525,956	$510,106
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	670,246	654,396
Accumulated depreciation and amortization	(579,404)	(557,703)
Property and equipment, net	$90,842	$96,693

6.     Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia, pursuant to an operating lease which expires on December 31, 2016, an additional 12-month renewal option. As of September 30, 2015, our future minimum lease payments for the current lease term (excluding the renewal option) total $36,523 for the remainder of 2015, and $149,042 for 2016.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of our clinical trials, and other research-related activities. As of September 30, 2015, we had approximately $36,200 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2015.

7.     Preferred Stock

Series B Convertible Preferred Stock

As of September 30, 2015, there are 100 shares of our Series B Convertible Preferred Stock outstanding (issued in December 2013), convertible into 285,714 shares of our common stock. During the nine-month period ended September 30, 2015, there were no conversions or other transactions involving our Series B Convertible Preferred Stock.

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

In connection with the sale of the Series C Preferred Shares, we entered into a Registration Rights Agreement (“RRA”) with the Purchasers, pursuant to which we filed a registration statement with the Securities and Exchange Commission (“SEC”) on March 20, 2015. It was declared effective by the SEC on April 8, 2015, which triggered the price adjustment provisions of the Series C Preferred Shares and the related warrants. As of that date, the conversion price of the Series C Preferred Shares was reduced to $0.142, the exercise price of the Series E Warrants was reduced to $0.142, and the exercise price of the Series D Warrants, Series F Warrants and Placement Agent Warrants was reduced to $0.1704.

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

The following is a summary of the allocation of the net proceeds from the preferred stock financing:

Net proceeds after transaction costs	$2,679,809
Less: Fair value of warrants (recorded to Additional Paid-in Capital)	(1,695,868)
Recorded value of Series C Preferred Shares at September 30, 2015	$983,941

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

Common Stock Transactions

During the nine-month period ended September 30, 2015, there were no transactions involving our Common Stock.

Stock Options

We maintain a stock option plan that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. The following table presents a summary of stock option transactions during the nine-month period ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,183,100	$3.50
Granted	41,400	0.15
Exercised	--	--
Forfeited or expired	(68,000)	1.50
Outstanding at September 30, 2015	1,156,500	$3.50
Exercisable at September 30, 2015	720,094	$5.42

Stock Purchase Warrants

The following table presents a summary of stock purchase warrant transactions during the nine-month period ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	5,108,826	$0.66
Issued – Series D Warrants (1)	16,666,666	0.17
Issued – Series E Warrants (1)	16,666,666	0.14
Issued – Series F Warrants (1)	16,666,666	0.17
Issued – Placement Agent Warrants (1)	1,333,333	0.17
Outstanding at September 30, 2015	56,442,157	$0.20
Exercisable at September 30, 2015	39,775,491	$0.21

(1)	See discussion under “Series C Convertible Preferred Stock” in Note 7.

Stock-Based Compensation Expense

During the three-month and nine-month periods ended September 30, 2015 and 2014, we recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock Option Expense	$16,926	$24,573	$50,516	$75,927
Common Stock Issued for Services	-	-	-	50,000
Warrant Modification Expense	-	-	-	39,711
Total Stock-Based Compensation Expense	$16,926	$24,573	$50,516	$165,638

Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of September 30, 2015, there was $64,330 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.5 years.

Common Stock Reserved

A summary of our common stock reserved for future issuance is as follows as of September 30, 2015:

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

10.   Government Grants

We record revenue associated with government grants as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations. Grant revenues recorded during the three-month and nine-month periods ended September 30, 2015 and 2014 relate to grants from the NIH in support of our HIV vaccine development activities. As of September 30, 2015, there is $260,522 of approved grant funds remaining and available for use, which we anticipate recognizing as revenue during the remainder of 2015 and the first half of 2016.

11.   Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory. During the three-month and nine-month periods ended September 30, 2015, we recorded $30,785 and $94,690, respectively, of general and administrative expense associated with these patent cost reimbursements to Emory, as compared to $19,757 and $135,150, respectively, for the same periods in 2014.

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

Our most advanced HIV vaccine development efforts are focused on a preventive vaccine to address the clade B subtype of the HIV virus that is most prevalent in the developed world (primarily North America and Western Europe). All of the clinical trials for our preventive HIV vaccine (through Phase 2a) have been conducted by the HIV Vaccine Trials Network (HVTN) with funding from the NIH. Through a continued collaboration with the NIH and HVTN, in late 2015 we expect to initiate a Phase 1 clinical trial investigating the effect of a “protein boost” to increase the antibody responses elicited by our vaccine. While this effort continues, we are also exploring our options to secure funding to advance our vaccine (without the additional protein boost) directly into pivotal Phase 2b efficacy trials. We have also begun preclinical studies to develop an HIV vaccine candidate for the clade C subtype of HIV prevalent in the developing world (primarily sub-Saharan Africa and India); these studies are currently being supported by NIH grants. Our Ebola vaccine development efforts were initiated in 2014 and we are currently conducting preclinical animal studies through a collaboration with the NIH.

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

At September 30, 2015, we had cash and cash equivalents of $1,821,037 and working capital of $1,778,092, as compared to $1,101,651 and $1,038,472, respectively, at December 31, 2014. As of September 30, 2015, we had an accumulated deficit of $31.8 million and we expect that, for the foreseeable future, our operations will result in a net loss on a quarterly and annual basis.

Net cash used in operating activities was $1,944,573 and $1,616,167 for the nine-month periods ended September 30, 2015 and 2014, respectively.

Net cash used in investing activities was $15,850 and $35,503 for the nine-month periods ended September 30, 2015 and 2014, respectively.

Net cash provided by financing activities was $2,679,809 and $-0- for the nine-month periods ended September 30, 2015 and 2014, respectively. The increase is related to our February 2015 financing discussed below.

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

Our Ebola/Marburg vaccine program began in late 2014, and our primary activities during 2015 are focused on constructing the vaccines and conducting preclinical animal studies. During April 2015, we entered into a Research Collaboration Agreement with the National Institute of Allergy and Infectious Disease (NIAID), part of NIH, pursuant to which NIAID is contributing certain materials and carrying out animal protection studies in small animals. The initial animal studies are ongoing, and we expect to be ready for human clinical trials to begin in late 2016 or early 2017.

In addition to clinical trial support from the NIH for our preventive HIV vaccines and collaborative research support from NIAID for our Ebola vaccine program, our operations have been partially funded by NIH research grants for our HIV program. As of September 30, 2015, there was $260,522 of unused grant funds available for use during the remainder of 2015 and the first half of 2016. We intend to pursue additional grants from the federal government for our HIV and Ebola programs but cannot be assured of success.

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

Contractual Obligations

As of September 30, 2015, we had noncancellable lease obligations and other firm purchase obligations totaling approximately $222,000, as compared to approximately $297,000 at December 31, 2014. We have no committed lines of credit and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Net Loss

We recorded a net loss of $619,899 for the three-month period ended September 30, 2015, as compared to $514,515 for the three-month period ended September 30, 2014. For the nine-month period ended September 30, 2015, we recorded a net loss of $1,996,556, as compared to a net loss of $1,809,970 for nine-month period ended September 30, 2014. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

During the three-month and nine-month periods ended September 30, 2015, we recorded grant revenue of $93,130 and $268,028, respectively, as compared to $322,086 and $659,867, respectively, during the comparable periods of 2014. Grant revenues for these periods relate to grants from the NIH in support of our HIV vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the grants, and can fluctuate significantly based on the timing of the related expenditures.

In September 2007, the NIH awarded us a grant entitled “GM-CSF-Adjuvanted Clade C DNA/MVA and MVA/MVA Vaccines”. The aggregate award (including subsequent amendments) totaled approximately $20.4 million. For this grant, we recorded revenues of $-0- and $75,464 for the three-month and nine-month periods ended September 30, 2015, respectively, as compared to $269,334 and $484,988, respectively during the comparable periods of 2014. There are no unrecognized grant funds remaining and available for use pursuant to this grant as of September 30, 2015.

In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Enhancing Protective Antibody Responses for a GM-CSF Adjuvanted HIV Vaccine.” The initial grant award was $276,690 for the first year of a two year project period beginning August 1, 2013. In July 2014, the NIH awarded us $289,641 for the second year of the project period. For this grant, we recorded revenues of $54,067 and $153,501 for the three-month and nine-month periods ended September 30, 2015, respectively, as compared to $52,752 and $174,879, respectively during the comparable periods of 2014. There are no unrecognized grant funds remaining and available for use pursuant to this grant as of September 30, 2015.

In June 2015, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Directed Lineage Immunizations for Eliciting Broadly Neutralizing Antibody.” The initial grant award of $299,585 is for the first year of a two year project period beginning July 1, 2015. For this grant, we recorded revenues of $39,063 for the three-month and nine-month periods ended September 30, 2015; no revenues related to this grant were recorded during the comparable periods of 2014. There is $260,522 in approved grant funds remaining and available for use as of September 30, 2015, which we anticipate recognizing as revenue during the remainder of 2015 and through June 30, 2016.

Research and Development

During the three-month and nine-month periods ended September 30, 2015, we recorded $378,521 and $1,166,803, respectively, of research and development expense as compared to $425,498 and $1,344,560, respectively, during the three-month and nine-month periods ended September 30, 2014. Research and development expense for the three-month and nine-month periods of 2015 includes stock-based compensation expense of $5,340 and $15,972, respectively, while the comparable periods of 2014 include stock-based compensation expense of $7,404 and $24,420, respectively (see discussion under “Stock-Based Compensation Expense” below). Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our grants from the NIH, the timing of costs associated with clinical trials being funding directly by us, and other factors.

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

General and Administrative Expense

During the three-month and nine-month periods ended September 30, 2015, we incurred general and administrative costs of $335,932 and $1,102,262, respectively, as compared to $411,814and $1,128,478, respectively, during the comparable periods in 2014. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense for the three-month and nine-month periods of 2015 include stock-based compensation expense of $11,586 and $34,544, respectively; while the comparable periods of 2014 include stock-based compensation expense of $106,880 and $141,218, respectively (see discussion under “Stock-Based Compensation Expense” below). We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $16,926 and $50,516 during the three-month and nine-month periods ended September 30, 2015, respectively, as compared to $114,284 and $165,638, respectively, during the comparable periods of 2014. We allocate stock-based compensation expense to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three-month and nine-month periods ended September 30, 2015 and 2014, stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Expense Allocated to:	2015	2014	2015	2014
General and Administrative Expense	$11,586	$106,880	$34,544	$141,218
Research and Development Expense	5,340	7,404	15,972	24,420
Total Stock-Based Compensation Expense	$16,926	$114,284	$50,516	$165,638

Other Income

Interest income for the three-month and nine-month periods ended September 30, 2015 was $1,424 and $4,481, respectively, as compared to $711 and $3,201, respectively, for comparable periods of 2014. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEOVAX LABS, INC.
(Registrant)

Date: November 12, 2015	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation (1)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (2)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (3)
3.1.3	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 2, 2013 (4)
3.1.4	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed May 13, 2015 (7)
3.2	Bylaws (1)
4.2.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed December 13, 2013 (5)
4.2.2	Form of Stock Certificate for the Series B Convertible Preferred Stock (5)
4.3.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed February 27, 2015 (6)
4.3.2	Form of Stock Certificate for the Series C Convertible Preferred Stock (6)
10.1	Form of Securities Purchase Agreement dated February 25, 2015 (6)
10.2	Form of Registration Rights Agreement dated February 25, 2015 (6)
10.3	Form of Series D Warrant dated February 27, 2015 (6)
10.4	Form of Series E Warrant dated February 27, 2015 (6)
10.5	Form of Series F Warrant dated February 27, 2015 (6)
10.6	Form of Maxim warrant dated February 27, 2015 (6)
10.7*,**	Employment Agreement between GeoVax, Inc. and Farshad Guirakhoo dated October 19, 2015
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101***

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three-month and nine-month periods ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

_____________________

*	Filed herewith.
**	Indicates a management contract or compensatory arrangement.
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