Form 10-K
period 2015-12-31
GeoVax Labs, Inc.
filed 2016-03-16
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For fiscal year ended December 31, 2015

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

Large accelerated filer ☐     Accelerated filer ☐          Non-accelerated filer ☐     Smaller reporting company     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2015, based on the closing price on that date was $4,389,094.

Number of shares of Common Stock outstanding as of March 15, 2016: 37,015,401

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III

ii

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

Overview

GeoVax Labs, Inc. (“GeoVax” or the “Company”) is a clinical-stage biotechnology company developing human vaccines against infectious diseases using our MVA-VLP vaccine platform. Our platform supports in vivo expression of non-infectious virus-like particles (VLPs) from the cells of the person receiving the vaccine. VLPs work by displaying the virus’ surface glycoproteins which in turn train the person’s immune system to recognize and destroy the actual virus and virus-infected cells to block infection. The production of VLPs in the person being vaccinated mimics a natural infection, stimulating both the humoral and cellular arms of the immune system to recognize, prevent and control the target infection should it appear.

Our current development programs are focused on vaccines against Human Immunodeficiency Virus (HIV), Zika virus, and hemorrhagic fever viruses (Ebola, Marburg, Lassa Fever), as well as for use in cancer immunotherapy. We believe our technology and vaccine development expertise are well-suited for a variety of human infectious diseases and we intend to pursue expansion of our product pipeline.

Our most advanced HIV vaccine program is focused on the clade B subtype of HIV prevalent in the Americas and Western Europe. Our preventive clade B HIV vaccine has successfully completed Phase 2a human clinical testing and we expect to enter a follow-on clinical trial in mid-2016 with support from the National Institutes of Health (NIH). We are considered the leading vaccine candidate for protection against the clade B subtype; accordingly, planning has begun for a phase 2b efficacy trial. Our vaccine has shown outstanding safety and excellent and highly reproducible immunogenicity (Journal of Infectious Diseases volume 203, pg 610 and volume 210 pg 99). We have also extended our HIV vaccine effort to the most common virus subtype affecting sub-Saharan Africa (clade C) and are conducting preclinical studies pursuant to a grant from the NIH. Our HIV vaccine technology was developed in collaboration with researchers at Emory University, the NIH, and the Centers for Disease Control and Prevention (CDC). The technology developed by the collaboration is exclusively licensed to us from Emory University. We also have nonexclusive licenses to certain patents owned by the NIH.

Our hemorrhagic fever vaccine program was initiated during 2014 with the objective of developing a tetravalent vaccine designed to protect against all major hemorrhagic fever viruses (Ebola, Marburg, Lassa) endemic in African countries. Studies of our first Ebola vaccine candidate have demonstrated 100 percent protection in rodent models. We plan to conduct additional challenge studies in non-human primates in collaboration with the NIH during 2016, with the goal of beginning human clinical trials during 2017. In February 2016 we entered into a Cooperative Research and Development Agreement for material transfer with the United States Army Research Institute of Infectious Disease (USAMRIID). This agreement provides us with access to Ebola, Marburg and Lassa fever monoclonal antibodies for in vitro vaccine characterization, with USAMRIID performing in vitro and in vivo assessment of our vaccine candidates.

In December 2015, we entered into a Collaborative Research Agreement with the University of Pittsburgh to evaluate our MVA-VLP vaccine platform for use in cancer immunotherapy, including the selection and testing of vaccine candidates. We are currently constructing our vaccine candidates and intend to conduct proof-of-concept animal studies during 2016. Cancer immunotherapy (or immuno-oncology), is a technique whereby the patient’s immune system is trained to fight solid tumors and is considered to be a very promising area of biotechnology.

In February 2016, we began a program to develop a vaccine for the prevention of Zika virus infections using our MVA-VLP vaccine platform, and we entered into a Collaborative Research Agreement with the University of Georgia (UGA) to speed development of the vaccine. Pursuant to this collaboration, we will develop vaccine antigens that elicit broadly reactive immunity against Zika viruses and UGA will test those vaccines in preclinical models. We are also collaborating with the CDC for reagents and testing of vaccines. We intend to conduct the initial proof-of-concept animal studies during the first half of 2016.

Our HIV vaccine development activities have been, and continue to be, financially supported by the U.S. government. This support has been both in the form of research grants awarded directly to us, as well as indirect support for the conduct of our human clinical trials. Government support is also being sought for our newer vaccine targets. This is discussed further under “Support from the United States Government” below.

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

All of our vaccines are designed to produce self-assembling non-infectious VLPs in the cells of the person being vaccinated. VLPs train the body’s immune system to recognize and kill the authentic virus should a target infection appear. VLPs also train the immune system to recognize and kill infected cells to control infection and reduce the length and severity of disease. One of the biggest challenges with VLP-based vaccines is to design the vaccines in such a way that the VLPs will be recognized by the immune system in the same way as the authentic virus would be. When VLPs for enveloped viruses like HIV, Ebola, and Marburg are produced in vivo, they include not only the protein antigens, but also an envelope consisting of membranes from the vaccinated individual’s cells. In this way, they are highly similar to the virus generated in a person’s body during a natural infection. VLPs produced externally, by contrast, may have no envelope; or, envelopes from the cultured cells (typically hamster or insect cells) used to produce them. We believe our technology provides distinct advantages by producing VLPs that more closely resemble the authentic virus, which in turn, allows the body’s immune system to more readily recognize the authentic virus. By producing VLPs in the individual being vaccinated, we avoid the cost and technical issues associated with in vitro production of VLPs in cell culture.

DNA and MVA as Vaccine Vectors. Our HIV vaccines incorporate two delivery components (or vectors): a priming recombinant plasmid DNA vaccine, and a boosting recombinant MVA (modified vaccinia Ankara) vaccine. Our hemorrhagic fever and Zika vaccines use only the MVA vector. Both our DNA and MVA vaccines express sufficient vaccine antigens to support the production of non-infectious VLPs. The VLPs cannot cause disease because they contain mutated or deleted enzymatic functions that are essential for virus replication. VLPs display trimeric membrane bound forms of the viral envelope glycoprotein (Env for HIV, or GP for Ebola/Marburg/Lassa and Zika). This is important because the natural form of the envelope glycoprotein elicits target antibodies with multiple specificities capable of recognizing incoming virus and blocking infections. Expression of multiple proteins by the vaccines is essential for the formation of VLPs. The multiple proteins also provide more targets for immune responses such as cytotoxic T-cells. Elicitation of multi-target humoral and cellular responses limits immune escape, just as multi-drug therapies limit drug escape.

Ebola VLPs	HIV VLPs

Figure 1. Electron micrographs showing the virus-like particles (VLPs) elicited by GeoVax vaccines from human cells. Note that the Ebola VLPs on the left self-assemble into the rod-like shape of the actual Ebola virus, while the HIV VLPs shown on the right take on the spherical shape of the actual HIV virus. While below the resolution of these micrographs, both types of VLPs display what we believe to be the native form of their respective viral envelope glycoproteins which we believe is key to generating an effective immune humoral response.

We selected MVA for use as the live viral component of our vaccines because of its well-established safety record and because of the ability of this vector to carry sufficient viral proteins to produce virus-like particles. MVA was originally developed as a safer smallpox vaccine for use in immune compromised humans. It was developed by attenuating the standard smallpox vaccine by making over 500 passages of the virus in chicken embryos or chicken embryo fibroblasts, which resulted in a virus with limited ability to replicate in human cells, but did not compromise the ability of MVA to grow on avian cells, which are used for manufacturing the virus. The deletions also resulted in the loss of immune evasion genes which assist the spread of wild type smallpox infections, even in the presence of human immune responses. MVA was safely administered to over 120,000 people in the 1970s as a smallpox vaccine.

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

Background – What are Vaccines?

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

There are several types of vaccines:

●

Whole-killed/Whole-inactivated vaccines: The active ingredient in these vaccines is an intact virus or bacterium that has been killed or otherwise stripped of its ability to infect humans. Examples include the cholera, influenza, hepatitis A, rabies, injectable polio, tick-borne encephalitis, Japanese encephalitis (both from Flaviviridae family that include Zika virus) vaccines. This approach has not been applied to the development of vaccines against HIV due to lack of success in animal experiments and the difficulty of developing an inactivation method capable of ensuring that the product will be entirely free of active virus. Similarly, inactivated Ebola vaccines have not shown great promise in animal models, and any production process starting with live Ebola, Marburg or Lassa fever virus would require such extreme containment measures that it would be difficult to operate at industrial scale.

●

Live attenuated vaccines:  These vaccines use a form of the targeted pathogen that is highly unlikely to be harmful—one capable, say, of multiplying, but not causing disease. Examples include the measles, mumps, rubella (MMR), yellow fever (a flavivirus), Varicella, influenza, smallpox and the oral vaccine against polio, which has been widely deployed in global eradication efforts. Such vaccines can be very effective because they closely mimic the behavior of the targeted pathogen, giving the immune system a true picture of what it would be up against. Due to the risk that attenuated HIV, Ebola, or Marburg might revert to its disease-causing form, this approach has not been applied to the development of HIV, Ebola, or Marburg vaccines.

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

●

Purified VLP vaccines: Purified VLP vaccines consist only of virus-like particles, which are composed of certain viral proteins but do not contain the genetic material of the virus. Unlike subunit vaccines, VLPs typically provide viral antigens in their native form. Due to their structural similarity to actual viruses, VLPs are excellent immunogens capable of raising potent antibody and cellular immune responses. Purified VLPs need to be manufactured and purified in large quantities. They also are difficult to make for relatively fragile viruses with lipid membrane envelopes such as HIV, Ebola, Marburg or Zika vaccines. Examples of successful vaccines using purified VLPs include vaccines for hepatitis B (Merck’s Recombivax® and GSK’s Engerix®) and Papilloma viruses (GSK’s Cervarix®, and Merck’s Gardasil®).

●

Expressed VLP vaccines: These vaccines are designed to produce self-assembling non-infectious VLPs in the cells of the person being vaccinated. When VLPs for enveloped viruses like HIV, Ebola, and Marburg are produced in vivo, they include not only the protein antigens, but also an envelope consisting of membranes from the vaccinated individual’s cells displaying proteins that mediate entry into cells. In this way, they are highly similar to the virus generated in a person’s body during a natural infection. Purified VLPs produced externally, by contrast, have no envelope; or, envelopes from the cultured cells (typically hamster or insect cells) used to produce them. By producing VLPs in vivo, potential purification issues associated with in vitro production of VLPs are avoided. GeoVax employs this approach in our vaccine design.

●

DNA vaccines: These vaccine candidates are also designed to train the immune system to recognize a piece of the targeted bacterium or virus. The difference is that the active ingredients are not the purified antigens themselves but circles of DNA, called plasmids, which carry genes encoding those antigens. Human cells passively take up these plasmids and produce the antigens which, in turn, train the immune system to recognize the targeted pathogen. There currently is no FDA-approved DNA vaccine for humans.

●

Recombinant viral vaccines: These vaccines, like DNA vaccines, introduce genes for targeted antigens into the body. But the genes are inserted into a virus that actively carries the vaccine insert into human cells. The viruses chosen as vectors are safe to use because they do not ordinarily cause disease in humans and/or have been stripped of their ability to proliferate. Examples include two flavivirus vaccines, Japanese encephalitis (IMOJEV®) and dengue (DENGVAXIA®) vaccines constructed using the yellow fever 17D vaccine as a vector.

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

HIV/AIDS is considered by many in the scientific and medical community to be the most lethal infectious disease in the world. An estimated 37 million people are living with HIV worldwide, with approximately 2.5 million newly infected in 2012 alone. Approximately 39 million people infected with HIV have died since the 1981 start of the HIV pandemic. The United States currently has an estimated 1.2 million HIV-infected individuals, with approximately 50,000 new infections per year, a number that has remained virtually the same for 20 years. Alarmingly the fastest growing demographic for acquiring an HIV infection is the 13 – 24 year old group which is expanding at roughly 10% per year and will soon become the group with the highest total number of infections.

At present, the standard approach to treating HIV infection is to inhibit viral replication through the use of combinations of drugs. Available drugs include reverse transcriptase inhibitors, protease inhibitors, integration inhibitors and inhibitors of cell entry. However, HIV is prone to genetic changes that can produce strains that are resistant to currently approved drugs. When HIV acquires resistance to one drug within a class, it can often become resistant to the entire class, meaning that it may be impossible to re-establish control of a genetically altered strain by substituting different drugs in the same class. Furthermore, these treatments continue to have significant limitations which include toxicity, patient non-adherence to the treatment regimens and cost. As a result, over time, viruses acquire drug-resistant mutations, and many patients develop intolerance to the medications or simply give up taking the medications due to cost, inconvenience or side effects.

According to the International AIDS Vaccine Initiative (IAVI), the cost and complexity of new treatment advances for AIDS puts them out of reach for most people in the countries where treatment is most needed. As noted above, in industrialized nations, where drugs are more readily available, side effects and increased rates of viral resistance have raised concerns about their long term use. Vaccines are seen by many as the most promising way to end the HIV/AIDS pandemic. It is expected that vaccines for HIV/AIDS, once developed, will be used universally and administered worldwide by organizations that provide health care services, including hospitals, medical clinics, the military, prisons and schools.

Our Preventive HIV Vaccine Program

Prevention of HIV infection remains a worldwide unmet medical need, even in the United States and other first world countries where effective antiretroviral therapies are available. There is no approved HIV vaccine. Current antiretroviral therapies do not eliminate HIV infection, requiring individuals to remain on antiretroviral drugs for their entire lives. Uptake and successful long term adherence to therapy is also limited. Only 25% of those infected with HIV in the US ultimately remain in HIV care with their viral load sufficiently suppressed to prevent spread of HIV. The annual incidence of new HIV infections has remained virtually unchanged for the past 20 years. Furthermore, the annual financial burden to the U.S. taxpayer for HIV education, prevention, and treatment costs borne through multiple federal agencies is more than $20 billion annually.

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

We expect the NIH to fully fund the cost of another Phase 1 trial (HVTN 114) of our preventive HIV vaccine to begin in mid-2016, which will investigate the effect of adding a “protein boost” component to our vaccine. Protein boosts may augment antibody responses that can block virus infections (neutralizing antibody) and cause antibody dependent cellular cytotoxicity (ADCC). Proteins added to HIV vaccines have shown some success in other trials. The HVTN believes this “dual-action” approach will be a prudent and cost-effective path forward for supporting large clinical trials. Information from this trial would then inform the design of future, larger clinical trials. While efforts are underway to evaluate the protein boost concept, we also intend to seek funding to expedite our vaccine (without the added protein boost) directly into pivotal Phase 2b efficacy trials.

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

Preventive HIV Vaccine Program – Clade C. We also are developing DNA/MVA vaccines designed for use to combat the subtypes of HIV that predominate in South Africa and India. In June 2015, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Directed Lineage Immunizations for Eliciting Broadly Neutralizing Antibody” toward this effort.

Preclinical Studies. We have conducted multiple preclinical efficacy trials of our preventive HIV vaccines by vaccinating non-human primates with simian immunodeficiency virus prototypes of our HIV vaccines and then testing them for resistance to either single high dose, or repeated low dose rectal challenges. The most recent of these studies has shown that the SIV prototype of our HIV vaccine that is advancing in clinical trials provided a 76% reduction in per exposure risk of infection over a series of 12 weekly rectal challenges. This is a very good level of protection to have achieved in the SIV macaque model much better than achieved in preclinical models by simian prototypes of the one partially successful HIV vaccine tested in the RV144 trial in Thailand.

Completed Human Clinical Trials -- Preventive HIV Vaccine

Phase 1 Human Clinical Trials. All of our preventive vaccination trials in humans have been conducted by the HVTN, a network that is funded and supported by the NIH. The HVTN is the largest worldwide clinical trials network focused on the development and testing of HIV/AIDS vaccines. The results of a two group, 30 participant, Phase 1 trial (designated HVTN 045) are published in AIDS RESEARCH AND HUMAN RETROVIRUSES 22:678 (2006) and of a four group 120 participant trial (HVTN 065) in The Journal of Infectious Diseases 203:610 (2011). The results of a 300 person Phase 2a trial are published in The Journal of Infectious Diseases 210: 99 (2014). These trials have tested both safety and dosing regimens.

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

Data from the HVTN 065 trial again documented the safety of the vaccine products but also showed that the DDMM and MMM regimens induced different patterns of immune responses. The full dose DDMM regimen induced higher response rates of CD4+ T-cells (77%) and CD8+ T-cells (42%) compared to the MMM regimen (43% CD4+ and 17% CD8+ response rates). In contrast, the highest response rates and highest titers of antibodies to the HIV Env protein were induced in the group that received only the MVA using the MMM regimen.

Phase 2 Human Clinical Trials. Based on the safety and the immunogenicity results in the HVTN 045 and HVTN 065 Phase 1 trials, the full dose DNA/MVA and MVA-only regimens were selected for testing by the HVTN in a Phase 2a trial (designated HVTN 205). HVTN 205 was designed to further evaluate the safety and immunogenicity of our vaccines in healthy, HIV-uninfected adults. In HVTN 205, 299 participants were randomly assigned to three study arms: 149 participants received two injections of our DNA vaccine followed by two injections of our MVA vaccine (DDMM arm), 75 participants received three MVA injections and one placebo injection (MMPM arm), and 75 participants received four injections of placebo. At 2 weeks after the final vaccination, antibody responses against the HIV Envelope protein (Env), the target for protective antibody, were detected in 93.2% of the DDMM arm (the vaccination regimen selected for further clinical study). At six months after final vaccination), anti-Env Ab response titers in the DDMM arm had declined by less than 3-fold. The antibody to Env had high affinity binding, a characteristic associated with prevention of infection in preclinical models. The study also showed low response rates for serum IgA, a desirable characteristic because serum IgA can compete for binding with serum IgG and block protective Fc-mediated protection. In the one partially successful HIV vaccine trial, levels of serum IgA were a direct correlate with risk. Encouragingly, response rates for serum IgG3, an isotype associated with Fc-mediated mechanisms of protection such as complement (C’)-mediated lysis and antibody-dependent cellular cytotoxicity were excellent (91% response rate). These results reinforce our desire to move to the next level of clinical trial, a Phase 2b efficacy trial using individuals who are at risk of coming into contact with HIV. This type of trial would show whether the vaccine protects against HIV exposure.

HIV Immunotherapy Program

Current antiretroviral therapies, though highly effective at suppressing HIV viral load, are unable to eliminate latent forms of HIV that are invisible to the immune system and inaccessible to antiretroviral drugs. In response to this problem, the NIH and other leaders in the HIV field have developed a new concept: the “shock and kill” strategy, in which patients remain on standard-of-care anti-retroviral drug therapy while a second drug (“shock agent”) is used to activate latent HIV and a third drug (“kill agent”) is used to recognize and eliminate cells with activated HIV infections. A shock and kill therapy could potentially contribute to a drug-free cure for HIV.

Preclinical Studies – Therapeutic Vaccine. In 2007-2008, data were generated in three pilot studies conducted at Yerkes National Primate Research Center of Emory University in which non-human primates were infected, drug-treated, vaccinated and then drug-interrupted. Following treatment interruption, median levels of virus in blood, measured as viral RNA, were 10 to 1000-times lower than those measured prior to drug and vaccine treatment. The therapeutic reductions in virus levels were best for animals placed on drugs within 12 weeks of infection with lower levels of protection being achieved in animals that were placed on drugs at 3 months or later after infection.

Phase 1 Clinical Trial (Treatment Interruption). In early 2014, we completed a Phase 1 clinical trial (GV-TH-01) investigating the therapeutic use of our GOVX-B11 HIV vaccine in HIV-infected patients. GV-TH-01 was an open label Phase 1 treatment interruption trial investigating the safety and immunogenicity of our DNA/MVA vaccine regimen in 9 HIV-infected patients who initiated drug treatment within 18 months of seroconversion and had stably controlled virus for at least 6 months. Patients were vaccinated with two DNA inoculations followed by two MVA inoculations at intervals of two months. Eight weeks following the last inoculation, patients suspended drug therapy for a 12-week period. Vaccinated patients’ ability to control the time and temporal height of re-emergent virus in the absence of drugs was then observed. Drug treatment was re-instituted after 12 weeks, and trial participants were observed for an additional 6 months. The primary endpoint of this study was to evaluate the safety of our vaccine in HIV-positive patients with well-controlled infections who are being treated with oral HIV medications. An exploratory objective of the study was to evaluate the ability of the vaccinated patient to control re-emergent virus during the drug treatment interruption period.

Analysis of GV-TH-01 data indicates that, during the vaccination phase of the trial, enhanced CD8+ T cells were elicited in 8 of 9 participants and enhanced CD4+ T cell in 5 of 9 participants. Eight participants underwent treatment interruption to test the ability of the vaccine-enhanced responses to control, or prevent, re-emergent virus. Virus re-emerged in all 8 individuals. Interestingly, in 6 of the 8, re-emergent virus appeared to have already escaped the hosts’ T cell responses indicating that to be effective, vaccination would need to take place in individuals placed on antiretroviral therapy soon after infection (see preclinical study above, where vaccination was most effective in non-human primates placed on drugs at 12 weeks after infection). In 2 of the 8 participants, escape had not taken place before treatment interruption. In these two participants, the vaccination failed to snuff the infection at the site of re-emergence and escape mutants rapidly appeared. Thus, therapeutic vaccination will need to overcome the challenge of the rapid selection of CD8+ escape viruses in infected individuals (most of whom do not realize that they are infected) and a poor ability of CD8+ T cells to control virus (that has not already escaped the T cell response) at the site of viral re-emergence.

While no reportable medical adverse events were documented during GV-TH-01, it remains clear that in order to achieve a cure for HIV multiple concomitant therapies will be necessary. An approach using the standard of care oral drug therapy, plus a vaccine and a “shock” agent used to expose the virus and make it susceptible to activated antibodies and T-cells is an example of an approach required to achieve such a cure. Observations from GV-TH-01 have led us to postulate that our DNA vaccines may be effective as shock agents to partially reactivate viral reservoirs. Therefore, future therapeutic studies of GeoVax’s vaccine will investigate the vaccine’s ability to act as a shock agent to reactivate latent virus. The timetable and specific clinical plans will depend upon the Company’s ability to secure external funding for the program.

Our Hemorrhagic Fever Vaccine Program

About Ebola, Marburg and Lassa fever viruses. Ebola (EBOV, formerly designated as Zaire ebolavirus), Sudan (SUDV), and Marburg viruses (MARV) are the current most virulent species of the Filoviridae family. They can cause up to a 90% fatality rate in humans, and are epizootic in Central and West Africa with multiple outbreaks since 1970. Lassa fever virus (LASV), a member of the Arenaviridae family, causes severe and often fatal hemorrhagic illnesses in an overlapping region with Ebola. In contrast to the unpredictable epidemics of filoviruses, LASV is endemic in West Africa with an annual incidence of >300,000 infections, resulting in 5,000-10,000 deaths. Data from a recent sero-epidemiologic study suggest that the number of annual LASV cases may be much higher, reaching three million infections and 67,000 deaths, putting as many as 200 million persons at risk. Although the timing of the next filovirus outbreak cannot be predicted, it is certain that one will occur due to multiple factors such as: the zoonotic nature of the virus, weak health systems, high population mobility, cultural beliefs and burial practices, and endemic infectious diseases such as malaria and Lassa fever that mimic early Ebola symptoms in those at natural risk; and for those not at natural risk, the risk of intentional release by a bioterrorist.

We believe an ideal vaccine against major filoviruses and LASV viruses must activate both humoral and cellular arms of the immune system. It must include the induction of antibodies to slow the initial rate of infection and a cellular immune response to help clear the infection. Moreover, it must address strain variations by providing broad coverage against potential epizootic filovirus strains, and it must be safe not only in healthy individuals (e.g. travelers or health care workers), but also in immunocompromised persons (e.g., HIV infected) and those with other underlying health concerns.

Despite significant progress being made with some experimental vaccines in clinical trials (e.g. rVSV-ZEBOV), none have been fully tested for both safety and efficacy. The replication competent rVSV-ZEBOV showed safety concerns in Phase 1 trials and by virtue of being replication competent could pose threats to immunocompromised individuals, such as those infected with HIV. The less advanced adeno-vectored vaccine candidates may require relatively cumbersome heterologous prime/boost regimens, for example with MVA, to elicit durable protective immunity. The use of Ad5 vectors also has been associated with concerns over increased susceptibility to HIV infection in areas with high HIV incidence. Even with rVSV-ZEBOV showing promise in the 2013-2015 epidemic, the world would benefit by being prepared with a multivalent, as well as safer vaccine, to prevent or alleviate the effects of the next epidemic.

Our Vaccines. To address the unmet need for a product that can respond to future filovirus epidemics and potentially end LASV infections in West Africa, we are developing an innovative Tetravalent Vaccine (TV) utilizing our proven MVA-VLP platform. We are addressing strain variations, and induction of broad humoral and cellular response through development of 4 monovalent vaccines, which can be blended to provide broad coverage. The MVA vector is highly safe, having been developed for use in immunocompromised individuals. It has had excellent safety in clinical trials in immunocompromised (~1000) as well as normal (>5000) people and is currently licensed by Bavarian Nordic for use as a smallpox vaccine.

Our TV vaccine generates VLPs by expressing both GP and matrix proteins (VP40 for filoviruses, Z for LASV) in single vectors for each of its target viruses. It is designed to elicit protective antibodies against GP as well as protective T cells against GP plus the more conserved VP40, or Z, matrix proteins. It is expected to not only protect at risk individuals against EBOV, SUDV, MARV, and LASV; but also potentially reduce or modify the severity of other re-emerging filovirus pathogens such as Bundibugyo, Ivory Coast, and Reston viruses, based on antigenic cross reactivity and the elicitation of T cells to the more conserved matrix proteins. Thus, the GeoVax MVA-VLP-TV approach offers a unique combination of advantages to achieve breadth and safety of a pan-filo/LASV vaccine. In addition to protecting people in Africa, it is intended to prevent the spread of disease to the US, as with the last outbreak, and for preparedness against terrorist release of any of these four bio-threat pathogens (EBOV, SUDV, MARV, and LASV). The initial markets for the TV vaccine are both NGOs such as the Gavi vaccine alliance and the Bill & Melinda Gates Foundation, as well as US and foreign governments.

Innovation. The innovation in our MVA-VLP-TV vaccine is in the design of the individual vectors, which use unique MVA shuttle vectors combined with appropriate strength promoters and codon optimizations to achieve genetically stable vectors expressing high levels of filovirus and LASV VLPs. We have developed three different generations of shuttle vectors, spanning 15 years of collaboration with NIH in developing MVA/HIV vaccines expressing VLPs. The latest shuttle vectors insert transgenes between essential genes, such that the loss of genes involving adjacent sequences during manufacture (the most frequent genetic mutation associated with loss of gene expression in earlier MVA vectors) results in replication incompetent viruses that do not outgrow the insert containing virus. We use a synthetic early late promoter that provides high, yet not lethal, levels of VLP expression, which is initiated immediately after infection. VLPs, expressed by MVA, in turn, form a basis of a highly effective vaccine, as the VLPs are made in the person being vaccinated and do not have to be purified, reducing manufacturing costs. Moreover, they can express native forms of membrane-displayed viral envelope glycoproteins (the form we use is mutated to not express secreted S). The array of GPs on the VLPs is highly favorable for cross-linking B cell receptors and initiating an Ab response. The expression of VP40 or Z in infected cells stimulates CD8 T cell responses against the relatively conserved matrix proteins broadening protection.

Many consider MVA a boosting, not a priming vaccine. However, our MVA-expressed VLPs are very good priming vaccines. In guinea pigs, a single dose of the GeoVax EBOV vaccine (MVA/Z-VLP) raises the same levels of Abs as raised by a single dose of a recombinant VSV vaccine expressing the EBOV GP.

Our TV-MVA vector affords other unique advantages:

Safety: GeoVax/NIAID rMVA HIV vaccines have demonstrated outstanding safety in human clinical trials. Safety for MVA has been shown in more than 120,000 subjects in Europe, including immunocompromised individuals during the initial development of MVA and more recently with the development of MVA as a safer vaccine against smallpox.

Durability: GeoVax/NIAID rMVA technology raises highly durable vaccine responses, the most durable in the field of vectored HIV vaccines (G. Tomaras, HVTN Spring Meeting, 2015). We hypothesize that elicitation of durable vaccine responses is conferred on responding B cells by the vaccinia parent of MVA, which raises highly durable responses for smallpox.

Limited pre-existing immunity to vector: Following the eradication of smallpox in 1980, smallpox vaccinations subsequently ended, leaving all but those born before 1980 and selected populations (such as vaccinated laboratory workers, first responders) unvaccinated and without pre-existing immunity.

No need for adjuvants: MVA stimulates strong innate immune responses and does not require the use of adjuvants.

Thermal stability: MVA is stable in both liquid and lyophilized formats (> 6 years of storage).

Genetic stability and manufacturability: If appropriately engineered, MVA is genetically stable and can reliably be manufactured in either the established Chick Embryo Fibroblast cell substrate, or novel continuous cell lines that support scalability as well as greater process consistency and efficiency.

In February 2016 we entered into a Cooperative Research and Development Agreement for material transfer with the United States Army Research Institute of Infectious Disease (USAMRIID). This agreement provides us with access to Ebola, Marburg and Lassa fever monoclonal antibodies for in vitro vaccine characterization, with USAMRIID will performing in vitro and in vivo assessment of our vaccine candidates.

Our Zika Virus Vaccine Program

About Zika Virus. Zika disease is a rapidly spreading emerging infection caused by the Zika virus (ZIKV) and may be linked to an increase in microcephaly in infants and Guillain-Barre syndrome (a neurodegenerative disease) in adults. ZIKV is a member of the Flaviviridae family, which includes medically important pathogens such as dengue fever, yellow fever, Japanese encephalitis, tick-borne encephalitis, and West Nile viruses. ZIKV, which was first discovered in 1947 in the Zika forest of Uganda, was considered only a minor public health concern for 60 years. Recently, with its appearance and rapid spread in the Americas, it has emerged as a serious threat with pandemic potential. Symptoms of Zika infection have historically been mild. In the recent epidemic, however, an alarming association between ZIKV infection and fetal brain abnormalities including microcephaly has been suspected. No approved preventive or therapeutic products are currently available to fight the Zika epidemic. Public health officials recommend avoiding exposure to ZIKV, delaying pregnancy, and following basic supportive care (fluids, rest, and acetaminophen) after infection. A vaccine is urgently needed to prevent a Zika pandemic.

Our Vaccine Development Efforts. To address the unmet need for a ZIKV vaccine, we are developing novel vaccine candidates constructed in our MVA-VLP live vector platform, which has already shown great promise in our HIV and Ebola vaccines. Unlike other vaccines in development, the GeoVax vaccine combines a highly potent, yet safe, replication deficient viral vector (MVA). Utilizing the MVA vector to express antigens of interest that assemble into VLPs within the vaccinated person, we combine the strengths of the MVA vector with those of VLPs. Advantages of MVA-VLPs include efficient stimulation of highly durable antibody responses with neutralizing and Fc-mediated mechanisms of protection; enhanced cross-protection by the elicitation of antigen specific T cells as well as antibody; and stimulation of the innate immune response without the need for an adjuvant. Also, MVA has an outstanding safety record, which is particularly important given the need to include pregnant women and newborns among those being vaccinated. We expect these features to yield a safe and highly effective vaccine that is well suited to provide potent and durable immunity against ZIKV infection.

Our primary collaboration on the development of a ZIKV vaccine is with the University of Georgia (UGA), which will develop animal models and perform mouse studies. The US Centers for Disease Control (CDC) is developing its own animal models (AG129 mice, developed for dengue vaccine testing, and guinea pigs) and will serve as a backup strategy in case UGA is unsuccessful. Collaborating researchers at the Rocky Mountain Laboratories are developing non-human primate models for ZIKV testing. ZIKV and reagents will be supplied by the University of Texas Medical Branch (UTMB). Working with multiple collaborators and multiple candidate vaccines, we will manage risk by providing multiple paths toward the selection of the best vaccine candidate.

Our Cancer Immunotherapy Program

About Cancer Immunotherapy. Cancer is the second most common cause of death in the US, exceeded only by heart disease. Its global burden is expected to rise to 22 million new cases by 2030. Currently, there is only one FDA approved cancer vaccine, PROVENGE® (sipuleucel-T). PROVENGE® is a personalized therapy for prostate cancer patients, which prolongs survival times by about 4 months. However, the field of immune-oncology has received new momentum with the discovery and initial launch of monoclonal antibodies (Mabs) called immune checkpoint inhibitors (ICIs). Tumors hijack the body’s natural immune checkpoints by over expressing immune checkpoint ligands (proteins that bind to and activate the inhibitory activity of immune checkpoints), as a mechanism of immune resistance, especially against the T cells that are specific for tumor antigens and can kill cancer cells. ICIs block the interaction of Immune checkpoints with their ligands on tumor cells, allowing poorly functional T cells to resume proliferation, cytokine production and killing of tumor cells.

Unlike conventional therapies (e.g. radiation, chemotherapy, antibody, etc.), cancer vaccines have the potential to induce responses that not only result in the control and even clearance of tumors but also establish immunological memory that can suppress and prevent tumor recurrence. Convenience, safety, and low toxicity of cancer vaccines make them invaluable tools to be included in future immunotherapy approaches for treating tumors. Currently, there are only a few vectored cancer vaccines being tested in combination with ICIs, all of which are in early clinical stages.

Our Immuno-Oncology Development Efforts. GeoVax has established a collaboration with Dr. Olivera Finn, a leading expert in cancer immunotherapy at the University of Pittsburg. Dr. Finn was the first to show that many tumors express an abnormal form of cell surface-associated Mucin 1 (MUC1) protein that is recognized by the immune system as foreign. Given this, we are developing our MVA-VLP vaccine platform to deliver abnormal forms of MUC1 with the goal of raising protective anti-tumor antibodies and T cell responses in cancer patients.

Our approach to cancer immunotherapy will likely utilize a combination approach, for which each component has already shown some promising results in clinical trials. DNA and MVA-VLP-MUC1 will be used to elicit antibody and T cell responses to MUC1 in the patients’ own bodies. Prior to vaccination, patients will undergo their Standard of Care (SOC) treatments, such as chemotherapy or radiation. We expect ICIs will be used to activate suppressed T cells and enable the patients’ immune system to respond to VLP-delivered MUC1 antigen, with the goal of causing tumor regression.

We expect to demonstrate proof-of-concept in preclinical engineered murine tumor models for MUC1 at the University of Pittsburgh during 2016 and, subject to adequate funding, we anticipate that within three years GeoVax will be able to file an IND with the FDA and initiate a Phase 1 trial in a limited number of cancer patients.

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

In addition to clinical trial support from the NIH, our operations have been partially funded by NIH research grants. Refer to our Financial Statements beginning on page F-1, and to “Management's Discussion and Analysis of Financial Condition and Results of Operations”, for additional information regarding revenue and funds availability from these grants.

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

In the United States, drugs are subject to rigorous federal and state regulation. Our products are regulated under the Federal Food, Drug and Cosmetic Act, as amended (FD&C Act), and the regulations promulgated thereunder, and other federal and state statutes and regulations. These laws govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of medications and medical devices. Product development and approval within this regulatory framework is difficult to predict, takes a number of years and involves great expense. The steps required before a human vaccine may be marketed in the United States include:

●	Pre-clinical laboratory tests, in vivo pre-clinical studies and formulation studies;
●	Manufacturing and testing of the product under strict compliance with current Good Manufacturing Practice (cGMP) regulations;
●	Submission to the FDA of an Investigational New Drug (IND) application for human clinical testing which must become effective before human clinical trials can commence;
●	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;
●	the submission of a Biologics License Application to the FDA, along with the required user fees;
●	FDA approval of the Biologics License Application prior to any commercial sale or shipment of the product; and
●	Post-marketing requirements imposed by FDA.

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

Post-marketing Requirements. FDA frequently imposes post-marketing requirements as a condition of NDA or BLA approval. Common post-marketing requirements include additional clinical trials (Phase 4 trials) or observational studies. Post-marketing requirements are especially relevant to our Ebola and Marburg vaccines. We intend to pursue approval of these vaccines using the accelerated approval process, in which FDA grants approval based on performance against a criterion other than actual protection against the disease but requires the manufacturer to monitor and submit data on efficacy of the approved product. Unlike pathogens such as human papillomavirus, Ebola and Marburg are not constantly in circulation; instead, they occur in sporadic but extremely deadly outbreaks. For this reason, it would be impractical and potentially unethical to attempt to perform a traditional Phase 3 trial in which vaccinated participants are compared against unvaccinated participants to determine the efficacy of the vaccine in preventing infection with Ebola or Marburg. The accelerated approval process allows FDA to approve a new medicine based on its performance against a surrogate endpoint (in the case of Ebola or Marburg, its performance in raising immune responses). We anticipate that, as a condition of receiving accelerated approval, GeoVax would agree to monitor the real-world performance of our Ebola and Marburg vaccines.

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

There are currently no FDA licensed and commercialized Zika vaccines, Ebola vaccines, Marburg vaccines, Lassa fever or HIV vaccines available in the world market. We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, which are actively engaged in vaccine research and development in these areas. For Ebola, these include NewLink Genetics and Merck, Johnson & Johnson, Novavax, Profectus Biosciences, Protein Sciences, Inovio and GlaxoSmithKline. For HIV, these include Novartis, Sanofi and GlaxoSmithKline. Other HIV vaccines are in varying stages of research, testing and clinical trials including those supported by the NIH Vaccine Research Center, the U.S. Military, IAVI, the European Vaccine Initiative, and the South African AIDS Vaccine Initiative. For Zika, these include NewLink Genetics, Inovio, Sanofi, Merck and NIH (NIAID). We may also experience competition from companies that have acquired or may acquire technologies from companies, universities and other research institutions. As these companies develop their technologies, they may develop proprietary technologies which may materially and adversely affect our business.

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

Our Intellectual Property

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are described by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, we are pursuing and will continue to pursue patent protection for our proprietary technologies obtained or developed through our collaborations with Emory University, the NIH, and the CDC, or developed by us alone. Our patent portfolio, described more fully below, includes applications directed to DNA and MVA based HIV vaccines, their genetic inserts expressing multiple HIV protein components, composition, structure, claim of immunization against multiple subtypes of HIV, routes of administration, safety and other related factors and methods of therapeutic and prophylactic use thereof including administration regimes. Also included are applications directed to preventive vaccines against Ebola, Marburg, Lassa virus, HBV, CMV and Zika virus and use thereof, as well as immuno-oncology vaccine compositions and methods of use thereof. We are the licensee of at least nine issued or allowed U.S. patents and at least fourteen issued or allowed non-U.S. patents. We are actively pursuing five U.S. provisional applications and two international patent applications as the owner of record, in addition to at least four U.S. patent applications and at least fourteen non-U.S. patent applications in five jurisdictions under license.

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

●

Sublicense Royalties. In the event that we sublicense a covered product to a third party, we will owe royalties to Emory University based on all cash or noncash compensation we receive from our sublicensees. Those royalties will be 19% of all sublicensing consideration we receive prior to the first commercial sale of a related product. Commencing with the first commercial sale, the royalty owed to Emory University will be 27.5% of all sublicensing consideration we receive.

●

Patent Reimbursements. During the term of the Emory License, we are obligated to reimburse Emory University for ongoing third party costs in connection with the filing, prosecution and maintenance of patent applications subject to the Emory License. The expense associated with these ongoing patent cost reimbursements to Emory University amounted to $113,914, $179,958, and $98,042 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Research and Development

Our expenditures for research and development activities were $1,693,102, $1,812,969, and $2,914,878 during the years ended December 31, 2015, 2014 and 2013, respectively. As our vaccines continue to go through the process to obtain regulatory approval, we expect our research and development costs to increase as human clinical trials proceed. We have not yet formulated any plans for marketing and sales of any vaccine candidate we may successfully develop. Compliance with environmental protection laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position to date.

Properties and Employees

We lease approximately 8,400 square feet of office and laboratory space located at 1900 Lake Park Drive, Suite 380, Smyrna, Georgia under a lease agreement which expires on December 31, 2016, with a 12-month renewal option. We believe this space is adequate for our current needs. As of March 15, 2016, we had six full-time and three part-time employees. None of our employees are covered by collective bargaining agreements and we believe that our employee relations are good.

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

Available Information

Our website address is www.geovax.com. We make available on this website under “Investors – SEC Reports,” free of charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also make available our Code of Ethics on this website under the heading “Investors – Corporate Governance”. Information contained on our website is not incorporated into this Annual Report.

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

We have had no product revenue to date and there can be no assurance that we will ever generate any product revenue. We have experienced operating losses since we began operations in 2001. As of December 31, 2015, we had an accumulated deficit of approximately $32.5 million. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, pre-clinical, clinical, manufacturing and marketing efforts expand. Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of our product candidates, conduct pre-clinical tests and clinical trials, obtain the necessary regulatory approvals, and manufacture and market the resulting products. Unless we are able to successfully meet these challenges, we will not be profitable and may not remain in business.

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

The costs of conducting all of our human clinical trials to date for our preventive HIV vaccine have been borne by the HIV Vaccine Trials Network (HVTN), with funding by the NIH, and we expect NIH support for additional clinical trials. GeoVax incurs costs associated with manufacturing the clinical vaccine supplies and other study support. We cannot predict the level of support we will receive from the HVTN or the NIH for any additional clinical trials of our HIV vaccines.

Our operations are also partially supported by the NIH grants awarded to us to support our HIV/AIDS vaccine program. As of December 31, 2015, there was approximately $100,500 of unused grant funds remaining and available for use during the first half of 2016. We are pursuing additional grants from the federal government for our HIV, hemorrhagic fever, and Zika virus vaccine programs. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Furthermore, there is some risk that actual funding for grants could be delayed, cut back, or eliminated due to government budget constraints. Therefore, it will be necessary for us to look to other sources of funding in order to finance our development activities.

We expect that our current working capital, combined with proceeds from the grants awarded to us from the NIH will be sufficient to support our planned level of operations into the third quarter of 2016. We will need to raise additional funds to significantly advance our vaccine development programs and to continue our operations. In order to meet our operating cash flow requirements we plan to seek sources of non-dilutive capital through government grant programs and clinical trial support. We may also plan additional offerings of our equity securities, debt, or convertible debt instruments. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

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

Whether our business will be successful will be dependent, in part, upon the leadership provided by our officers, particularly our President and Chief Executive Officer, our Chief Scientific Officer, and our Senior Vice President, Research and Development. The loss of the services of these individuals may have an adverse effect on our operations. Although we carry some key man life insurance on Dr. Harriet L. Robinson, the amount of such coverage may not be sufficient to offset any adverse economic effects on our operations and we do not carry key man insurance on any of our other executive officers or directors. Further, our employees, including our executive officers and directors, are not subject to any covenants not to compete against the Company, and our business could be adversely affected if any of our employees or directors engaged in an enterprise competitive with the Company.

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

In 1997, a public registry of open clinical trials involving drugs intended to treat serious or life-threatening diseases or conditions was established under the FDA Modernization Act (FDMA), to promote public awareness of and access to these clinical trials. Under the FDMA, pharmaceutical manufacturers and other trial sponsors are required to post the general purpose of these trials, as well as the eligibility criteria, location and contact information of the trials. Since the establishment of this registry, there has been significant public debate focused on broadening the types of trials included in this or other registries, as well as providing for public access to clinical trial results. A voluntary coalition of medical journal editors has adopted a resolution to publish results only from those trials that have been registered with a no-cost, publicly accessible database, such as www.clinicaltrials.gov. Federal legislation was introduced in the fall of 2004 to expand www.clinicaltrials.gov and to require the inclusion of trial results in this registry. The Pharmaceutical Research and Manufacturers of America also issued voluntary principles for its members to make results from certain clinical trials publicly available and established a website for this purpose. Other groups have adopted or are considering similar proposals for clinical trial registration and the posting of clinical trial results. Failure to comply with any clinical trial posting requirements could expose us to negative publicity, fines and other penalties, all of which could materially harm our business.

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

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

We are subject to reporting obligations under the United States securities laws. The Securities and Exchange Commission (SEC) as required by the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the trading price of our stock.

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

We believe that our current cash and cash equivalents, combined with anticipated cash flow from our NIH grants will be sufficient to meet our anticipated cash needs into the third quarter of 2016. In order to meet our operating cash flow requirements we plan additional offerings of our equity securities, debt, or convertible debt instruments. The sale of additional equity securities could result in additional dilution to our stockholders. Certain equity securities, such as convertible preferred stock or warrants, may contain anti-dilution provisions which could result in the issuance of additional shares at lower prices if we sell other shares below specified prices. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure investors that financing will be available in amounts or on terms acceptable to us, if at all.

Our directors and executive officers beneficially own a significant amount of our common stock and will be able to exercise significant influence on matters requiring stockholder approval.

As of March 15, 2016, our directors and executive officers collectively beneficially own approximately 7.6% of our common stock and Emory University beneficially owns 12.5%. If our directors and executive officers move to act in concert with Emory University, they may be able to exert significant influence over the election of directors and the outcome of most corporate actions requiring stockholder approval and our business, which may have the effect of delaying or precluding a third party from acquiring control of us.

The exercise of options or warrants or conversion of our Series B or Series C Preferred Stock may depress our stock price and may result in significant dilution to our common stockholders.

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

Our outstanding options and warrants include warrants to purchase up to 33,333,332 shares with an exercise price of $0.11299 per share, warrants to purchase up to 1,207,332 shares with an exercise price of $0.09416 per share, and warrants to purchase up to 15,818,745 shares with an effective exercise price of $0.065 per share. These warrants contain anti-dilution provisions, which may, under certain circumstances, reduce the exercise price (but have no effect on the number of shares subject to the warrants) to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the exercise price of the warrants, or if we announce plans to do so.  This potential reduction in exercise price could reduce the funds the Company receives upon exercise of the warrants, and increase the likelihood that a dilutive issuance will occur.

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

Our certificate of incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of preferred stock. We have issued 100 shares of Series B Convertible Preferred Stock and 2,868 shares of our Series C Convertible Preferred Stock. We believe the terms of these preferred shares would not have a substantial impact on the ability of a third party to effect a change in control. The remaining shares of preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Provisions contained in certain of our outstanding warrants may make it more difficult for a third party to effect a change in control.

Our outstanding warrants include warrants to purchase up to 50,359,409 shares which contain provisions permitting the holders to require the payment to them of an amount of cash equal to the value (based on a Black-Scholes computation) of the remaining unexercised portion of the warrants on the date of the consummation of a fundamental transaction (as defined, but generally a change in control of the Company) that is (i) an all cash transaction, (ii) a “going private” transaction, or (ii) a transaction involving a person or entity not traded on a national securities exchange.  The prospect of making such payments may discourage a potential third party acquirer.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We lease approximately 8,400 square feet of office and laboratory space located at 1900 Lake Park Drive, Suite 380, Smyrna, Georgia under a lease agreement which expires on December 31, 2016. We have an option to renew the lease for an additional 12 month period. We believe this space is adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY,RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTCQB Market under the symbol “GOVX”. The following table sets forth the high and low bid prices for our common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions. On March 9, 2016, the last reported sale price for our common stock as reported in the OTCQB Market was $0.07 per share.

	High	Low
2016
First Quarter (through March 9, 2016)	$0.14	$0.05
2015
Fourth Quarter	$0.14	$0.07
Third Quarter	$0.18	$0.12
Second Quarter	$0.20	$0.15
First Quarter	$0.24	$0.14
2014
Fourth Quarter	$0.51	$0.13
Third Quarter	$0.26	$0.19
Second Quarter	$0.37	$0.21
First Quarter	$0.60	$0.34

Holders

On March 9, 2016, there were approximately 600 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2015 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	720,000	$5.43	-0-
Equity compensation plans not approved by stockholders (2)	985,500	$0.20	19,500

(1)

Represents shares to be issued pursuant to the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “Stock Option Plan”), originally approved by our stockholders effective September 30, 2006. A description of the Stock Option Plan and other information concerning the Stock Option Plan can be found in footnote 9 to our 2015 consolidated financial statements beginning on Page F-1.

(2)	Represents increases to the shares available pursuant to the Stock Option Plan approved by our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for each of the five years ended December 31, 2015 are derived from our audited consolidated financial statements. The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information set forth below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the related notes, beginning on page F-1.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Total revenues (grant income)	$428,081	$882,956	$2,417,550	$2,657,327	$4,899,885
Net loss	(2,689,287)	(2,733,555)	(2,284,943)	(2,135,140)	(2,346,826)
Basic and diluted net loss per common share	(0.08)	(0.10)	(0.11)	(0.12)	(0.15)

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	1,331,593	1,333,198	2,839,576	1,477,970	1,645,142
Total stockholders’ equity	1,204,603	1,146,175	2,527,227	1,150,935	703,607

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Financial Data” and our consolidated financial statements and the related notes beginning on page F-1. This discussion contains forward-looking statements that involve risks and uncertainties because they are based on current expectations and relate to future events and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

GeoVax is a clinical-stage biotechnology company developing human vaccines using our novel platform technology. Our current development programs are focused on HIV, hemorrhagic fever viruses, Zika virus, and cancer immunotherapy. Our HIV vaccine technology was developed in collaboration with researchers at Emory University, the NIH, and the CDC, and is exclusively licensed to us from Emory University. We also have nonexclusive licenses to certain patents owned by the NIH. Our hemorrhagic fever and Zika vaccines, and our cancer immunotherapy program, are being developed with technology licensed to us from the NIH.

Our most advanced HIV vaccine development efforts are focused on a preventive vaccine to address the clade B subtype of the HIV virus that is most prevalent in the developed world (primarily North America and Western Europe). All of the clinical trials for our preventive HIV vaccine (through Phase 2a) have been conducted by the HIV Vaccine Trials Network (HVTN) with funding from the NIH, and we expect additional clinical trials for this program to be funded by the NIH. We have also begun preclinical studies to develop an HIV vaccine candidate for the clade C subtype of HIV prevalent in the developing world (primarily sub-Saharan Africa and India); this work is currently being supported by NIH grants.

Our hemorrhagic fever vaccine development effort began in 2014 and we are currently conducting preclinical animal studies through a collaboration with the NIH. Our cancer immunotherapy program began in late 2015 and we are currently constructing vaccines to be evaluated and tested through a collaboration with the University of Pittsburgh. Our Zika virus vaccine development effort began in early 2016 and we are currently constructing vaccines to be evaluated and tested through a collaborations with the University of Georgia and with the CDC.

We have neither received regulatory approval for any of our vaccine candidates, nor do we have any commercialization capabilities; therefore, it is possible that we may never successfully derive significant product revenues from any of our existing or future development programs or product candidates.

We expect for the foreseeable future our operations will result in a net loss on a quarterly and annual basis. As of December 31, 2015, we had an accumulated deficit of $32.5 million.

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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements for the year ended December 31, 2015. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles (“GAAP”) to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2015, 2014 and 2013, our revenue consisted of grant funding received from the NIH. Revenue from these arrangements is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

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

Liquidity and Capital Resources

At December 31, 2015, we had cash and cash equivalents of $1,060,348 and total assets of $1,331,593, as compared to $1,101,651 and $1,333,198, respectively, at December 31, 2014. Working capital totaled $1,109,985 at December 31, 2015, compared to $1,038,472 at December 31, 2014.

Sources and Uses of Cash

We have funded our activities to date primarily from government grants and clinical trial assistance, and from sales of our equity securities. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. We will continue to require substantial funds to continue these activities. Our primary sources of cash are from sales of our equity securities and from government grant funding. We believe that our existing cash resources, combined with the proceeds from the NIH grants discussed below will be sufficient to fund our planned operations into the third quarter of 2016. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of non-dilutive capital through government grant programs and clinical trial support, and we may also conduct additional offerings of our equity securities. However, additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

Cash Flows from Operating Activities

Net cash used in operating activities was $2,705,263, $2,250,107, and $1,694,592 for the years ended December 31, 2015, 2014 and 2013, respectively. Generally, the differences between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, partially offset by government grant revenues.

The NIH has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive HIV vaccines, with GeoVax incurring certain costs associated with manufacturing the clinical vaccine supplies and other study support. We expect the NIH to fund the cost of another Phase 1 trial (HVTN 114) of our preventive HIV vaccine to begin in mid-2016, which will investigate the effect of adding a “protein boost” component to our vaccine. The HVTN and NIH are continuing to consider future efficacy studies. The plans for large-scale clinical trials may change as researchers continue to gather information from our earlier studies and are influenced by results from other vaccine trials. Trial start dates are dependent on many factors and are likely to change. While efforts are underway to evaluate the protein boost concept, we are also seeking funding to expedite our vaccine (without the additional protein boost) directly into a Phase 2b efficacy trial. There is no assurance we will be successful in securing the funding for advancing directly to a Phase 2b trial.

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

Our hemorrhagic fever vaccine program began in late 2014, and our primary activities during 2015 were focused on constructing the vaccines and conducting preclinical animal studies. During April 2015, we entered into a Research Collaboration Agreement with the National Institute of Allergy and Infectious Disease (NIAID), part of NIH, pursuant to which NIAID is contributing certain materials and carrying out animal protection studies in small animals. We plan to conduct additional challenge studies in non-human primates together with NIH during 2016 with the goal of beginning human clinical trials during 2017. In February 2016 we entered into a Cooperative Research and Development Agreement for material transfer with the United States Army Research Institute of Infectious Disease (USAMRIID). This agreement provides us with access to Ebola, Marburg and Lassa fever monoclonal antibodies for in vitro vaccine characterization, with USAMRIID will performing in vitro and in vivo assessment of our vaccine candidates.

In December 2015, we entered into a Collaborative Research Agreement with the University of Pittsburgh to evaluate our MVA-VLP vaccine platform for use in cancer immunotherapy, including the selection and testing of vaccine candidates. We are currently constructing our vaccine candidates and intend to conduct proof-of-concept animal studies during 2016.

In February 2016, we began a program to develop a vaccine for the prevention of Zika virus infections using our MVA-VLP vaccine platform, and we entered into a Collaborative Research Agreement with the University of Georgia (UGA). Pursuant to this collaboration, we will develop vaccine antigens that elicit broadly reactive immunity against Zika viruses and UGA will test those vaccines in preclinical models. We are also collaborating with the CDC for reagents and testing of vaccines. We intend to conduct the initial proof-of-concept animal studies during the first half of 2016.

In addition to clinical trial support from the NIH for our preventive HIV vaccines and collaborative research support from NIAID for our hemorrhagic fever vaccine program, our operations have been partially funded by NIH research grants for our HIV program. As of December 31, 2015, there was $100,469 of unused grant funds available for use during the first half of 2016. We are pursuing additional grants from the federal government for our vaccine development programs but cannot be assured of success.

Cash Flows from Investing Activities

Our investing activities have consisted predominantly of capital expenditures. Capital expenditures for the years ended December 31, 2015, 2014 and 2013, were $15,850, $35,503, and $86,603, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2,679,810, $873,400, and $3,259,131 for the years ended December 31, 2015, 2014 and 2013, respectively.

In January 2013, we reduced the exercise price of 2,933,333 of certain stock purchase warrants from $0.75 to $0.60 per share. In consideration for the reduction of the exercise price, the holders of the warrants immediately exercised 1,766,667 of the warrants for cash, resulting in total proceeds to the Company of $1,060,000. We also extended the expiration date of the 1,166,666 unexercised warrants. In May 2013, we reduced the exercise price of the 1,166,666 remaining warrants from $0.60 to $0.50 per share. In consideration for the reduction of the exercise price, the holders of the warrants immediately exercised all of the remaining warrants for cash, resulting in total proceeds to the Company of $583,333.

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

In February 2015, we sold shares of Series C convertible preferred stock for an aggregate purchase price of $3.0 million. Net proceeds to the Company were approximately $2.7 million. As part of this transaction, we also issued several series stock purchase warrants. In February 2016, we entered into an agreement with the warrant holders with respect to amending the terms of certain of these warrants. Pursuant to the agreement, we extended the term of the warrants by six months (to August 27, 2016), and we agreed to pay each warrant holder an exercise fee of $0.02916 per share for each share purchased upon exercise of the warrants. The warrant holders agreed to promptly exercise an aggregate of 3,664,588 the warrants, for which we received $238,198 in total net proceeds (after deduction of the warrant exercise fee). The remaining warrants that expire on August 27, 2016, if exercised in full, would result in net cash proceeds to us (after deduction of the warrant exercise fee) of approximately $845,000.

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

We expect that our current working capital combined with the remaining available funds from the NIH grants will be sufficient to support our planned level of operations into the third quarter of 2016. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of non-dilutive capital through government grant programs and clinical trial support, and we may also conduct additional offerings of our equity securities, although there can be no assurance that we will be able to do so. While we believe that we will be successful in obtaining the necessary financing to fund our operations through government grants and clinical trial support, exercise of stock purchase warrants, or other sources, there can be no assurances that such additional funding will be available to us on reasonable terms or at all. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

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

The following table represents our contractual obligations as of December 31, 2015, aggregated by type (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Operating Lease Obligations (1)	$149	$149	$--	$--	$--
Firm Purchase Commitments (2)	73	73	--	--	--
Emory University – License Agreement (3)	--	--	--	--	--
Total	$222	$222	$--	$--	$--

(1)

Our operating lease obligations relate to the facility lease for our 8,430 square foot facility in Smyrna, Georgia, which houses our laboratory operations and our administrative offices. The lease (as amended), expires on December 31, 2016, with a 12-month renewal option.

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

As of December 31, 2015, except as disclosed in the table above, we had no other material firm purchase obligations or commitments for capital expenditures and no committed lines of credit or other committed funding or long-term debt. We have employment agreements with our executive officers, each of which may be terminated with no more than 90 days advance written notice.

Net Operating Loss Carryforwards

At December 31, 2015, we had consolidated net operating loss carryforwards for income tax purposes of $67.2 million, which will expire in 2019 through 2035 if not utilized. We also have research and development tax credits of approximately $894,000 available to reduce income taxes, if any, which will expire in 2022 through 2035 if not utilized. The amount of net operating loss carryforwards and research tax credits available to reduce income taxes in any particular year may be limited in certain circumstances. Based on an assessment of all available evidence including, but not limited to, our limited operating history in our core business and lack of profitability, uncertainties of the commercial viability of our technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, we have concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Results of Operations

Net Loss

We recorded net losses of $2,689,287, $2,733,555, and $2,284,943 for the years ended December 31, 2015, 2014 and 2013, respectively. Our operating results typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

We recorded grant revenues of $428,081, $882,956, and $2,417,550 for the years ended December 31, 2015, 2014 and 2013, respectively. Grant revenues relate to grants from the NIH in support of our HIV vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the grants, and can fluctuate significantly based on the timing of the related expenditures. There is an aggregate of approximately $100,469 in approved grant funds remaining and available for use as of December 31, 2015, which we anticipate recognizing as revenue during 2016. Additional detail concerning our grant revenues is discussed below.

In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant entitled “GM-CSF-Adjuvanted Clade C DNA/MVA and MVA/MVA Vaccines”. The aggregate award (including subsequent amendments) totaled approximately $20.4 million. We recorded grant revenues of $75,464, $624,689, and $833,390 for the years ended December 31, 2015, 2014 and 2013, respectively, related to this grant, and all funding pursuant to this grant has been utilized as of December 31, 2015.

In September 2012, the NIH awarded us a supplement to the 2007 IPCAVD grant entitled “Immunogens and Manufacturing” to support our HIV/AIDS vaccine development program. The grant award was for approximately $1.9 million. We recorded grant revenues of $-0-, $-0-, and $1,429,597 for the years ended December 31, 2015, 2014 and 2013, respectively, related to this grant, and all funding pursuant to this grant has been utilized as of December 31, 2015.

In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Enhancing Protective Antibody Responses for a GM-CSF Adjuvanted HIV Vaccine.” The initial grant award was $276,690 for the first year of a two year project period beginning August 1, 2013. In July 2014, the NIH awarded us $289,641 for the second year of the project period. We recorded grant revenues of $153,501, $258,267, and $154,563 for the years ended December 31, 2015, 2014 and 2013, respectively, related to this grant, and all funding pursuant to this grant has been utilized as of December 31, 2015.

In June 2015, the NIH awarded us an SBIR grant entitled “Directed Lineage Immunizations for Eliciting Broadly Neutralizing Antibody.” The initial grant award was $299,585 for the first year of a two year project period beginning July 1, 2015. We recorded grant revenues of $199,116, $-0-, and $-0- for the years ended December 31, 2015, 2014 and 2013, respectively, related to this grant, and there is approximately $100,469 in remaining grant funds available as of December 31, 2015.

Research and Development

Our research and development expenses were $1,693,102, $1,812,969, and $2,914,878 for the years ended December 31, 2015, 2014 and 2013, respectively. Research and development expense for these periods includes stock-based compensation expense of $22,083, $32,134, and $41,539 for 2015, 2014 and 2013, respectively (see discussion under “Stock-Based Compensation Expense” below). Since our inception, all of our research and development efforts have been focused on development of human vaccines – initially with a focus on HIV/AIDS vaccines, and with recent expansion to vaccines for hemorrhagic fever viruses (Ebola, Marburg and Lassa), Zika virus, and for use in cancer immunotherapy. Our research activities conducted pursuant to our NIH grants are also focused solely on the development of human vaccines.

Historically, we have not fully accounted for and disclosed our internal research and development expenses by project, since our employees’ time is spread across multiple programs and our internal laboratory facility is used for multiple vaccine candidates. We track the direct cost of government grant revenue and research and development expenses by the percentage of assigned employees’ time spent on each grant and other direct costs associated with each grant. Indirect costs associated with grants are not tracked separately, but are applied based on a contracted overhead rate negotiated with the NIH. Therefore, the recorded revenues associated with government grants approximates the costs incurred. We believe that additional project-by-project information would not form a reasonable basis for disclosure to our investors.

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

We cannot predict the level of support we may receive from the HVTN, NIH, or other federal agencies (or divisions thereof) for our future clinical trials. We expect that our research and development costs will increase in the future as we progress into the later stage human clinical trials for our HIV vaccines and as we expand our vaccine development programs.

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

We do not provide forward-looking estimates of costs and time to complete our research programs due to the many uncertainties associated with vaccine development. As we obtain data from pre-clinical studies and clinical trials, we may elect to discontinue or delay vaccine development programs in order to focus our resources on more promising vaccine candidates. Completion of clinical trials may take several years or more, but the length of time can vary substantially depending upon the phase, size of clinical trial, primary and secondary endpoints and the intended use of the vaccine candidate. The duration and the cost of future clinical trials may vary significantly over the life of the project as a result of differences arising during development of the human clinical trial protocols, including, among others:

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

General and Administrative Expense

Our general and administrative expenses were $1,429,731, $1,807,605, and $1,792,160 for the years ended December 31, 2015, 2014 and 2013, respectively. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $45,822, $446,969, and $360,565 for 2015, 2014 and 2013, respectively (see discussion under “Stock-Based Compensation Expense” below). We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

For the three years ended December 31, 2015, the components of stock-based compensation expense were as follows:

	2015	2014	2013
Stock option expense	$67,905	$101,191	$143,435
Stock issued for services	-	100,000	20,500
Warrant modification expense	-	277,912	238,169
Total stock-based compensation expense	$67,905	$479,103	$402,104

In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three years ended December 31, 2015, stock-based compensation expense was allocated as follows:

	2015	2014	2013
General and administrative expense	$45,822	$446,969	$360,565
Research and development expense	22,083	32,134	41,539
Total stock-based compensation expense	$67,905	$479,103	$402,104

Other Income

Interest income was $5,465, $4,063, and $4,545 for the years ended December 31, 2015, 2014 and 2013, respectively. The variances between years are primarily attributable to the cash available for investment and to interest rate fluctuations.

Impact of Inflation

For the three year period ended December 31, 2015, we do not believe that inflation and changing prices had a material impact on our operations or on our financial results.

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

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2015 and 2014 and for each of the three years ended December 31, 2015, 2014 and 2013 together with the independent registered public accounting firm’s report thereon, are set forth on pages F-1 to F-18 of this Annual Report on Form 10-K.

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

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Information required by this Item is included in our definitive proxy statement for our 2016 meeting of shareholders to be filed with the SEC under the captions “Directors and Executive Officers” and “Corporate Governance” and is incorporated herein by this reference.

Code of Ethics

We have adopted a Code of Ethics in compliance with the applicable rules of the SEC that applies to our principal executive officer, our principal financial officer and our principal accounting officer, or persons performing similar functions. A copy of this policy is available on our website at www.geovax.com under the heading “Investors – Corporate Governance” and is also available free of charge upon written request to the attention of our Corporate Secretary by regular mail, e-mail to mreynolds@geovax.com, or facsimile at (678) 384-7281. We intend to disclose any amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in applicable rules of the SEC. Such disclosures will be made on our website at www.geovax.com.

Item 11.	Executive Compensation

The information required by this Item is included in our definitive proxy statement for our 2016 meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Compensation Discussion and Analysis” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is included in our definitive proxy statement for our 2016 meeting of shareholders to be filed with the SEC under the captions “Security Ownership of Principal Stockholders, Directors and Executive Officers” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item is included in our definitive proxy statement for our 2016 meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is included in our definitive proxy statement for our 2016 meeting of shareholders to be filed with the SEC under the caption “Ratification of Appointment of the Independent Registered Public Accounting Firm” and is incorporated herein by this reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)     Documents filed as part of this report:

(2)	Financial Statement Schedules

The following financial statement schedule is set forth on page F-18 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013

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

Date: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Robert T. McNally	Director	March 15, 2016
Robert T. McNally	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	March 15, 2016
Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ Randal D. Chase	Director	March 15, 2016
Randal D. Chase

/s/ David A. Dodd	Director	March 15, 2016
David A. Dodd

/s/ Dean G. Kollintzas	Director	March 15, 2016
Dean G. Kollintzas

/s/ Robert T. McNally	Director	March 15, 2016
Robert T. McNally

/s/ Harriet L. Robinson	Director	March 15, 2015
Harriet L. Robinson

/s/ John N. Spencer, Jr.	Director	March 15, 2016
John N. Spencer, Jr.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation (4)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (8)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (9)
3.1.3	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 2, 2013 (15)
3.1.4	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed May 13, 2015 (21)
3.2	Bylaws (4)
4.1.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed March 20, 2012 (12)
4.1.2	Amendment to Certificate of Designation of Series A Convertible Preferred Stock filed December 13, 2013 (17)
4.1.3	Form of Stock Certificate for the Series A Convertible Preferred Stock (11)
4.2.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed December 13, 2013 (17)
4.2.2	Form of Stock Certificate for the Series B Convertible Preferred Stock (17)
4.3.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed February 27, 2015 (19)
4.3.2	Form of Stock Certificate for the Series C Convertible Preferred Stock (19)
10.1 **	Employment Agreement between GeoVax Labs, Inc. and Robert T. McNally effective as of April 1, 2008 (5)
10.1.1**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Robert T. McNally dated October 22, 2013 (16)
10.2 **	Employment Agreement between GeoVax, Inc. and Mark W. Reynolds Amended and Restated effective as of January 1, 2010 (7)
10.2.1**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Mark W. Reynolds dated October 22, 2013 (16)
10.3 **	Employment Agreement between GeoVax, Inc. and Harriet Robinson effective as of November 19, 2007 (7)
10.3.1**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Harriet Robinson dated October 22, 2013 (16)
10.4 **	Employment Agreement between GeoVax, Inc. and Farshad Guirakhoo dated October 19, 2015 (22)
10.4.1*,**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Farshad Guirakhoo dated December 15, 2015

10.5 **	GeoVax Labs, Inc. 2006 Equity Incentive Plan (2)
10.6	License Agreement (as amended and restated) between GeoVax, Inc. and Emory University, dated August 23, 2002 (1)

10.7	Office and Laboratory Lease between UCB, Inc. and GeoVax, Inc. (6)
10.7.1	Amendment to Lease Agreement between UCB, Inc. and GeoVax, Inc. (20)
10.8	Summary of the GeoVax Labs, Inc. Director Compensation Plan (7)
10.9	Form of Warrant dated December 30, 2011 (10)
10.10	Form of Common Stock Purchase Warrants (11)
10.11	Form of Securities Purchase Agreement dated March 16, 2012 (12)
10.12	Form of Registration Rights Agreement dated March 16, 2012 (12)
10.13	Form of Series A Warrant dated March 16, 2012 (12)
10.14	Form of Series B Warrant dated March 16, 2012 (12)
10.15	Form of Series C Warrant dated March 16, 2012 (12)
10.16	Warrant Reset Offer Agreements dated January 17, 2013 (15)
10.17	Warrant Reset Offer Agreements dated May 14, 2013 (14)
10.18	Securities Purchase Agreement dated December 11, 2013 with Form of Registration Rights Agreement (17)
10.19	Amendment Agreement and Consent of Holders of Series A Convertible Preferred Stock dated December 11, 2013 (17)

10.20	Form of Letter Agreement dated October 14, 2014 providing for payment of warrant exercise fee (18)
10.21	Form of Securities Purchase Agreement dated February 25, 2015 (19)
10.22	Form of Registration Rights Agreement dated February 25, 2015 (19)
10.23	Form of Series D Warrant dated February 27, 2015 (19)
10.24	Form of Series E Warrant dated February 27, 2015 (19)
10.25	Form of Series F Warrant dated February 27, 2015 (19)
10.26	Form of Maxim warrant dated February 27, 2015 (19)
10.27	Form of Agreement to Amend and Exercise Series E Warrants and Related Matters dated February 15, 2016 (23)
14.1	Code of Ethics (3)
21.1	Subsidiaries of the Registrant (3)

31.1 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101 *,***

The following financial information from GeoVax Labs, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Langue (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Stockholders' Equity for the ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 4, 2006.
(2)	Incorporated by reference from the registrant’s definitive Information Statement (Schedule 14C) filed August 18, 2006.
(3)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 28, 2007.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 23, 2008.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 24, 2008.
(6)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed November 6, 2009.
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 8, 2010.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 14, 2010.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 28, 2010.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 5, 2012.
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed February 6, 2012
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 22, 2012.
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 17, 2013.
(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 15, 2013
(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 2, 2013.
(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 23, 2013.
(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed December 17, 2013.
(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 15, 2014.
(19)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 2, 2015.
(20)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 20, 2015.
(21)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 14, 2015.
(22)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed November 12, 2015.
(23)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed February 16, 2016.

GEOVAX LABS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GeoVax Labs, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of GeoVax Labs, Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule of the Company listed in Item 15(a) of the Company’s Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoVax Labs, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and continued need for capital raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Atlanta, Georgia

March 16, 2016

GEOVAX LABS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,060,348	$1,101,651
Grant funds receivable	119,978	79,341
Prepaid expenses and other current assets	56,649	44,503

Total current assets	1,236,975	1,225,495

Property and equipment, net	83,608	96,693

Other assets	11,010	11,010

Total assets	$1,331,593	$1,333,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,935	$55,616
Accrued expenses	4,055	52,490
Amounts due to Emory University (a related party) (Note 12)	22,000	78,917

Total current liabilities	126,990	187,023

Commitments (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at December 31, 2015 and 2014, respectively	76,095	76,095
Series C convertible preferred stock, $1,000 stated value; 3,000 and -0- shares issued and outstanding at December 31, 2015 and 2014, respectively	983,941	-
Common stock, $.001 par value:
Authorized shares – 150,000,000 and 75,000,000 at December 31, 2015 and 2014, respectfully
Issued and outstanding shares – 31,950,813 at December 31, 2015 and 2014, respectively	31,951	31,951
Additional paid-in capital	32,587,543	30,823,769
Accumulated deficit	(32,474,927)	(29,785,640)

Total stockholders’ equity	1,204,603	1,146,175

Total liabilities and stockholders’ equity	$1,331,593	$1,333,198

See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
Grant revenue	$428,081	$882,956	$2,417,550

Operating expenses:
Research and development	1,693,102	1,812,969	2,914,878
General and administrative	1,429,731	1,807,605	1,792,160
Total operating expenses	3,122,833	3,620,574	4,707,038

Loss from operations	(2,694,752)	(2,737,618)	(2,289,488)

Other income:
Interest income	5,465	4,063	4,545
Total other income	5,465	4,063	4,545

Net loss	$(2,689,287)	$(2,733,555)	$(2,284,943)

Basic and diluted:
Loss per common share	$(0.08)	$(0.10)	$(0.11)
Weighted average shares outstanding	31,950,813	26,645,140	21,212,327

 See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2012	788	$312,196	-	$-	-	$-	18,733,277	$18,733	25,587,148	$(24,767,142)	$1,150,935
Sale of common stock for cash upon warrant exercise	-	-	-	-	-	-	2,933,333	2,933	1,640,400	-	1,643,333
Issuance of common stock for services	-	-	-	-	-	-	50,000	50	20,450	-	20,500
Sale of convertible preferred stock for cash	-	360,229	1,650	1,255,569	-	-	-	-	-	-	1,615,798
Conversion of preferred stock to common stock	(717)	(611,839)	-	-	-	-	2,048,570	2,049	609,790	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	381,604	-	381,604
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	(2,284,943)	(2,284,943)
Balance at December 31, 2013	71	60,586	1,650	1,255,569	-	-	23,765,180	23,765	28,239,392	(27,052,085)	2,527,227
Sale of common stock for cash upon warrant exercise	-	-	-	-	-	-	3,176,000	3,176	870,224	-	873,400
Issuance of common stock for services	-	-	-	-	-	-	378,205	378	99,622	-	100,000
Conversion of preferred stock to common stock	(71)	(60,586)	(1,550)	(1,179,474)	-	-	4,631,428	4,632	1,235,428	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	379,103	-	379,103
Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	(2,733,555)	(2,733,555)
Balance at December 31, 2014	-	-	100	76,095	-	-	31,950,813	31,951	30,823,769	(29,785,640)	1,146,175
Sale of convertible preferred stock for cash	-	-	-	-	3,000	983,941	-	-	1,695,869	-	2,679,810
Stock-based compensation expense	-	-	-	-	-	-	-	-	67,905	-	67,905
Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	-	(2,689,287)	(2,689,287)
Balance at December 31, 2015	-	$-	100	$76,095	3,000	$983,941	31,950,813	$31,951	$32,587,543	$(32,474,927)	$1,204,603

 See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(2,689,287)	$(2,733,555)	$(2,284,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,935	69,037	78,862
Stock-based compensation expense, including common stock issued for services	67,905	479,103	402,104
Changes in assets and liabilities:
Grant funds receivable	(40,637)	61,568	125,339
Prepaid expenses and other current assets	(12,146)	(934)	(1,268)
Accounts payable and accrued expenses	(60,033)	(125,326)	(14,686)
Total adjustments	(15,976)	483,448	590,351
Net cash used in operating activities	(2,705,263)	(2,250,107)	(1,694,592)

Cash flows from investing activities:
Purchase of property and equipment	(15,850)	(35,503)	(86,603)
Net cash used in investing activities	(15,850)	(35,503)	(86,603)

Cash flows from financing activities:
Proceeds from sale of common stock	-	873,400	1,643,333
Proceeds from sale of preferred stock	2,679,810	-	1,615,798
Net cash provided in financing activities	2,679,810	873,400	3,259,131

Net increase (decrease) in cash and cash equivalents	(41,303)	(1,412,210)	1,477,936
Cash and cash equivalents at beginning of period	1,101,651	2,513,861	1,035,925

Cash and cash equivalents at end of period	$1,060,348	$1,101,651	$2,513,861

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

Years Ended December 31, 2015, 2014 and 2013

1.	Description of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a clinical-stage biotechnology company developing human vaccines using our novel vaccine platform. Our vaccine delivery technology generates virus-like particles (VLPs) that are effective at eliciting safe and effective immune responses. Our current development programs are focused on vaccines against Human Immunodeficiency Virus (HIV), hemorrhagic fever viruses (Ebola, Marburg, and Lassa) and Zika virus, and for use in cancer immunotherapy. We believe our technology and vaccine development expertise is well-suited for a variety of human infectious diseases and we intend to pursue further expansion of our product pipeline. Our HIV vaccine technology was developed in collaboration with Emory University, the National Institutes of Health (NIH), and the Centers for Disease Control and Prevention (CDC) and is exclusively licensed to us. GeoVax is incorporated under the laws of the State of Delaware and our principal offices are located in Smyrna, Georgia (metropolitan Atlanta area).

Our vaccine development activities have been, and continue to be, financially supported by the U.S. government. This support has been both in the form of research grants awarded directly to us, as well as indirect support for preclinical animals studies and for the conduct of our human clinical trials.

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

We believe that our existing cash resources and grant commitments will be sufficient to fund our planned operations through the second quarter of 2016, but due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that date. We are currently exploring sources of capital through government grants and clinical trial support and through philanthropic foundation support. We may also secure additional funds through sales of our equity securities or the exercise of currently outstanding stock purchase warrants. Management believes that it will be successful in securing the additional capital required to continue the Company’s planned operations, but that its plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-02 on our financial statements.

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

Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents consist of common shares issuable upon conversion of convertible preferred stock, and upon exercise of stock options and stock purchase warrants. All common share equivalents are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 90.3 million, 6.6 million, and 14.4 million at December 31, 2015, 2014 and 2013, respectively.

Revenue Recognition

We recognize revenue in accordance with U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (SAB 104). SAB 104 provides guidance in applying GAAP to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2015, 2014 and 2013, our revenue consisted of grant funding received from the NIH (see Note 5). Revenue from these arrangements is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company beginning in 2017 and allows for either full retrospective adoption or modified retrospective adoption. We are currently evaluating the impact of the adoption of ASU 2014-09 on our financial statements.

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

3.	Property and Equipment

Property and equipment as shown on the accompanying Consolidated Balance Sheets is composed of the following as of December 31, 2015 and 2014:

	2015	2014
Laboratory equipment	$525,956	$510,106
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	670,246	654,396
Accumulated depreciation and amortization	(586,638)	(557,703)
Property and equipment, net	$83,608	$96,693

Depreciation and amortization expense was $28,935, $59,037, and $68,862 during the years ended December 31, 2015, 2014 and 2013, respectively.

4.	Other Assets

Other assets as shown on the accompanying Consolidated Balance Sheets include the following as of December 31, 2015 and 2014:

	2015	2014
Technology licenses	$248,855	$248,855
Accumulated amortization – technology licenses	(248,855)	(248,855)
Deposits	11,010	11,010
Total other assets	$11,010	$11,010

Amortization expense related to technology licenses was $-0-, $10,000, and $10,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

5.	Government Grants

We record revenue associated with government grants as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations. Grant revenues relate to grants from the NIH in support of our HIV vaccine development activities. During 2015, 2014, and 2013, we recorded $428,081, $882,956 and $2,417,550, respectively, of aggregate revenue associated with these grants. Additional detail concerning our grant revenues is discussed below.

In September 2007, the NIH awarded us an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant entitled “GM-CSF-Adjuvanted Clade C DNA/MVA and MVA/MVA Vaccines”. The aggregate award (including subsequent amendments) totaled approximately $20.4 million. We recorded grant revenues of $75,464, $624,689, and $833,390 for the years ended December 31, 2015, 2014 and 2013, respectively, related to this grant, and all funding pursuant to this grant has been utilized as of December 31, 2015.

In September 2012, the NIH awarded us a supplement to the 2007 IPCAVD grant entitled “Immunogens and Manufacturing” to support our HIV/AIDS vaccine development program. The grant award was for approximately $1.9 million. We recorded grant revenues of $-0-, $-0-, and $1,429,597 for the years ended December 31, 2015, 2014 and 2013, respectively, related to this grant, and all funding pursuant to this grant has been utilized as of December 31, 2015.

In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Enhancing Protective Antibody Responses for a GM-CSF Adjuvanted HIV Vaccine.” The initial grant award was $276,690 for the first year of a two year project period beginning August 1, 2013. In July 2014, the NIH awarded us $289,641 for the second year of the project period. We recorded grant revenues of $153,501, $258,267, and $154,563 for the years ended December 31, 2015, 2014 and 2013, respectively, related to this grant, and all funding pursuant to this grant has been utilized as of December 31, 2015.

In June 2015, the NIH awarded us an SBIR grant entitled “Directed Lineage Immunizations for Eliciting Broadly Neutralizing Antibody.” The initial grant award was $299,585 for the first year of a two year project period beginning July 1, 2015. We recorded grant revenue of $199,116 for the year ended December 31, 2015 related to this grant, and there is approximately $100,469 in remaining grant funds available as of December 31, 2015.

6.	Commitments

Lease Agreements

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta) pursuant to an operating lease which expires on December 31, 2016, with an additional 12-month renewal option. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $146,092, $117,084, and $117,879, respectively. Future minimum lease payments total $149,042 in 2016.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of clinical trials, and other research-related activities. As of December 31, 2015, we had approximately $72,500 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2016.

7.	Preferred Stock

Series A Convertible Preferred Stock

In March 2012, we issued 2,200 shares of our Series A Convertible Preferred Stock, $1,000 stated value (“Series A Preferred Stock”), and warrants to purchase up to 8,799,999 shares of our common stock for gross proceeds of $2.2 million. Net proceeds, after deduction of placement agent fees and other expenses, were approximately $2.0 million.

Each share of Series A Preferred Stock was entitled to a liquidation preference equal to the initial purchase price, had no voting rights, and was not entitled to a dividend. The Series A Preferred Stock was convertible at any time at the option of the holders into shares of our common stock. The initial conversion price was $0.75 and during 2012, 1,412 of the Series A Preferred Shares were converted at this price into an aggregate of 1,882,667 shares of our common stock. Effective December 11, 2013, we amended the designation of the Series A Preferred Stock in connection with the issuance of our Series B Convertible Preferred Stock (see discussion below). The amendment had the effect of reducing the conversion price of the then-outstanding Series A Preferred Stock to $0.35 and during the remainder of 2013, 717 shares of the Series A Preferred Stock were converted at this price into an aggregate of 2,048,570 shares of our common stock. The remaining 71 shares of Series A Preferred Stock were converted into 202,857 shares of our common stock in January 2014, and there are no shares of Series A Preferred Stock outstanding at December 31, 2015.

We assessed the Series A Preferred Stock and the related warrants under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), and ASC Topic 470, “Debt” (“ASC 470”). The preferred stock contains an embedded feature allowing an optional conversion by the holder into common stock which meets the definition of a derivative. However, we determined that the preferred stock is an “equity host” (as described by ASC 815) for purposes of assessing the embedded derivative for potential bifurcation and that the optional conversion feature is clearly and closely associated to the preferred stock host; therefore the embedded derivative does not require bifurcation and separate recognition under ASC 815. We determined there to be a beneficial conversion feature (“BCF”) requiring recognition at its intrinsic value. Since the conversion option of the preferred stock was immediately exercisable, the amount allocated to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the preferred stock. We also assessed the warrants issued in connection with the financing under ASC 815 and determined that they did not initially meet the definition of a derivative, but will require evaluation on an on-going basis. As of December 31, 2015, we determined that the warrants still did not meet the definition of a derivative.

The following is a summary of the allocation of net proceeds and reconciliation to the carrying value of the Series A Preferred Stock at December 31, 2015:

Net proceeds	$1,999,032
Fair value of warrants (recorded to Additional Paid-in Capital)	(1,127,418)
Beneficial conversion feature (recorded to Additional Paid-in Capital)	(762,667)
Net proceeds allocated to preferred stock	108,947
Accretion of beneficial conversion feature (deemed dividend)	762,667
Initial carrying value of preferred stock	871,614
Accretion of beneficial conversion feature (deemed dividend) related to issuance of Series B Convertible Preferred Stock	360,229
Conversions to common stock during 2012, 2013, and 2014	(1,231,843)
Carrying value at December 31, 2015 and 2014	$-0-

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

Each share of Series B Preferred Stock has a liquidation preference equal to the initial purchase price, has no voting rights, and is not entitled to a dividend. The Series B Preferred Stock may be converted at any time at the option of the holders into shares of our common stock at a conversion price of $0.35. During 2014, 1,550 shares of the Series B Preferred Stock were converted into 4,428,571 shares of our common stock; there were no conversions during 2015. As of December 31, 2015, there were 100 shares of Series B Preferred Stock outstanding, convertible into 285,714 shares of our common stock.

In conjunction with the issuance of the Series B Preferred Stock, we entered into an agreement with the holders of the Series A Preferred Stock to amend the designation of the Series A Preferred Stock. The amendment had the effect of reducing the conversion price of the then-outstanding 788 Series A Preferred Shares from $0.75 to $0.35.

We assessed the Series B Preferred Stock using the same methodology as for the Series A Preferred Stock (see discussion above), which resulted in the same determinations. The following is a summary of the allocation of net proceeds and reconciliation to the carrying value of the Series B Preferred Stock at December 31, 2015:

Net proceeds	$1,615,798
Beneficial conversion feature – Series A Preferred Stock (recorded to Additional Paid-in Capital)	(360,229)
Beneficial conversion feature – Series B Preferred Stock (recorded to Additional Paid-in Capital)	(754,286)
Net proceeds allocated to preferred stock	501,283
Accretion of beneficial conversion feature (deemed dividend)	754,286
Conversions to common stock during 2014	(1,179,474)
Carrying value at December 31, 2015 and 2014	$76,095

Series C Convertible Preferred Stock

In February 2015, we issued 3,000 shares of our Series C Convertible Preferred Stock, $1,000 stated value (“Series C Preferred Stock”), and warrants to purchase up to 51,333,331 shares of our common stock for gross proceeds of $3.0 million. Net proceeds, after deduction of placement agent fees and other expenses, were approximately $2.7 million.

Each share of Series C Preferred Stock is entitled to a liquidation preference equal to the initial purchase price, has no voting rights, and is not entitled to a dividend. The Series C Preferred Stock is convertible at any time at the option of the holders into shares of our common stock. The initial conversion price of the Series C Preferred Stock was $0.18 per share (“Conversion Price”). The Series C Preferred Stock contains price adjustment provisions which reduced the Conversion Price according to a formula based on the then-current market price for our common stock. As discussed below, on April 8, 2015 the Conversion Price was adjusted to $0.142 per share, and on December 4, 2015 the Conversion Price was further adjusted to $0.09416 per share, resulting in an aggregate total of 31,860,662 shares of our common stock (“Conversion Shares”) into which the Series C Preferred Stock currently may be converted.

In connection with the Series C Preferred Stock issuance, we also issued to each Purchaser Series D, E and F Warrants (collectively, the “Investor Warrants”), each to purchase up to a number of shares of our common stock equal to 100% of the Conversion Shares underlying the Series C Preferred Stock (up to 16,666,666 shares in the aggregate for each of the three series of warrants, or 49,999,998 shares in total). The Series D Warrants had an initial exercise price of $0.22 per share, are currently exercisable, and have a term of exercise equal to five years from the date of issuance. The Series E Warrants had an initial exercise price of $0.18 per share, are currently exercisable, and have a term of exercise equal to one year from the date of issuance. The Series F Warrants had an initial exercise price of $0.22 per share and have a term of exercise equal to five years from the date of issuance, but only vest and become exercisable upon, and in proportion to, the exercise of the one-year Series E Warrants. We also issued to our placement agent warrants (“Placement Agent Warrants”) to acquire 1,333,333 shares of our Common Stock with terms substantially the same as the Series D Warrants. The Investor Warrants and Placement Agent Warrants contain anti-dilution and price adjustment provisions, which may, under certain circumstances, (i) reduce the exercise price on several future dates according to a formula based on the then-current market price for our common stock and (ii) reduce the exercise price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the exercise price of the warrants, or if we announce plans to do so. The number of shares subject to warrants will not increase due to such reductions in exercise price. In connection with the price adjustments for the Series C Preferred Stock discussed above, the exercise prices of the Investor Warrants and Placement Agent Warrants were also adjusted. The exercise price of the Series E Warrants has been reduced to $0.09416, and the exercise price of the Series D Warrants, Series F Warrants and Placement Agent Warrants has been reduced to $0.11299.

We assessed the Series C Preferred Stock using the same methodology as for the Series A Preferred Stock (see discussion above), which resulted in the same determinations, although we determined there to be no beneficial conversion feature requiring recognition for the Series C Preferred Stock. We also assessed the warrants issued in connection with the financing under ASC 815 and determined that they do not initially meet the definition of a derivative, but will require evaluation on an on-going basis. As of December 31, 2015, we determined that the warrants still did not meet the definition of a derivative.

The following is a summary of the allocation of net proceeds and reconciliation to the carrying value of the Series C Preferred Stock at December 31, 2015

Net proceeds after transaction costs	$2,679,810
Less: Fair value of warrants (recorded to Additional Paid-in Capital)	(1,695,869)
Recorded value of Series C Preferred Stock at December 31, 2015	$983,941

8.	Common Stock

Common Stock Transactions

During January and May 2013, we issued an aggregate of 2,933,333 shares of our common stock pursuant to the exercise of certain stock purchase warrants, resulting in total net proceeds of $1,643,333 (see “Stock Purchase Warrants” below).

During October 2013, we issued 50,000 shares of our common stock to a consultant in exchange for services and recorded stock-based compensation expense of $20,500 related to the issuance (see Note 9).

During July and November 2014, we issued an aggregate of 378,205 shares of our common stock to a consultant in exchange for services and recorded aggregate stock-based compensation expense of $100,000 related to the issuances (see see Note 9).

During October 2014, we issued an aggregate of 3,176,000 shares of our common stock pursuant to the exercise of certain stock purchase warrants, resulting in total net proceeds of $873,400 (see “Stock Purchase Warrants” below).

We issued shares of our common stock related to conversions of our Series A and Series B Preferred Stock (see Note 7) as follows:

	2015	2014	2013
Conversion of Series A Preferred Stock	-0-	202,857	2,048,570
Conversion of Series B Preferred Stock	-0-	4,428,571	-0-

Stock Purchase Warrants

As of December 31, 2015, we have the following common stock purchase warrants outstanding:

Expiration Date	Number of Shares	Weighted Average Exercise Price
February 27, 2016	16,666,666	$0.09
December 31, 2016	1,806,159	1.00
January 16, 2017	45,000	1.00
January 31, 2017	567,001	1.00
March 21, 2017	2,690,666	0.09
February 27, 2020	34,666,665	0.11
Outstanding at December 31, 2015	56,442,157	$0.14
Exercisable at December 31, 2015	39,775,491	$0.16

During January 2013, we reduced the exercise price of warrants to purchase 2,933,333 shares of our common stock from $0.75 to $0.60 per share. In consideration for the reduction of the exercise price, the holders of the warrants immediately exercised 1,766,667 of the warrants for cash, resulting in total proceeds to the Company of $1,060,000. We also extended the expiration date of the 1,166,666 unexercised warrants from March 21, 2013 to May 21, 2013. We recorded non-cash general and administrative expense of $218,551 associated with these warrant modifications. During May 2013, we reduced the exercise price of the 1,166,666 remaining warrants from $0.60 to $0.50 per share. In consideration for the reduction of the exercise price, the holders of the warrants immediately exercised all of the remaining warrants for cash, resulting in total proceeds to the Company of $583,333. We recorded non-cash general and administrative expense of $19,617 associated with this warrant modification.

During September 2014, we reduced the exercise price of warrants to purchase 818,376 shares of our common stock from $16.50 to $1.00 per share, and extended the expiration dates from December 31, 2014 to December 31, 2016. We recorded non-cash general and administrative expense of $39,711 associated with these modifications.

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

Common Stock Reserved

A summary of common stock reserved for future issuance as of December 31, 2015 is as follows:

Stock Purchase Warrants	56,442,157
Stock Option Plan	1,722,529
Series B Convertible Preferred Stock	285,714
Series C Convertible Preferred Stock	31,860,662
Total	90,311,062

9.	Stock-Based Compensation

Stock Option Plan

In 2006, we adopted the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “Stock Option Plan”) for the granting of qualified incentive stock options (“ISO’s”), nonqualified stock options, restricted stock awards or restricted stock bonuses to employees, officers, directors, consultants and advisors of the Company. The exercise price for any option granted may not be less than fair value (110% of fair value for ISO’s granted to certain employees). Options granted under the Stock Option Plan have a maximum ten-year term and generally vest over three years. We have reserved 1,722,529 shares of our common stock (net of exercises to date) for issuance under the Stock Option Plan.

Certain information concerning the Stock Option Plan as of December 31, 2015, and a summary of activity during the year then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,183,100	$3.50
Granted	590,400	0.11
Exercised	-	-
Forfeited or expired	(68,000)	1.50
Outstanding at December 31, 2015	1,705,500	$2.41	7.3	$-0-
Exercisable at December 31, 2015	906,761	$4.39	5.3	$-0-

Additional information concerning our stock options for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Weighted average fair value of options granted	$0.09	$0.14	$0.43
Intrinsic value of options exercised	-0-	-0-	-0-
Total fair value of options vested	66,622	97,707	165,490

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

	2015	2014	2013
Weighted average risk-free interest rates	1.99%	1.98%	2.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of option (in years)	7.0	7.0	7.0
Expected volatility	91.43%	94.88%	96.60%

Stock-based compensation expense related to the Stock Option Plan was $67,905, $101,191, and $143,435 during the years ended December 31, 2015, 2014 and 2013, respectively. Stock option expense is allocated to research and development expense or to general and administrative expense based on the nature of the services provided by the related individuals. For the three years ended December 31, 2015, stock option expense was allocated as follows:

	2015	2014	2013
General and administrative expense	$45,822	$69,057	$101,896
Research and development expense	22,083	32,134	41,539
Total stock option expense	$67,905	$101,191	$143,435

As of December 31, 2015, there was $95,344 of unrecognized compensation expense related to stock-based compensation arrangements pursuant to the Stock Option Plan. The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 2.2 years.

Other Non-Employee Stock-Based Compensation

We recorded general and administrative expense of $-0-, $100,000, and $20,500 during the years ended December 31, 2015, 2014 and 2013, respectively, related to the issuance of our common stock in exchange for services rendered by non-employees (See Note 8).

We recorded general and administrative expense of $-0-, $39,712, and $238,168 during the years ended December 31, 2015, 2014 and 2013, respectively, related to modifications made to certain stock purchase warrants. Additionally, during 2014, we recorded general and administrative expense of $238,200 related to a warrant exercise fee paid to certain holders of our stock purchase warrants as an incentive for the holders to immediately certain warrants (see Note 8).

As of December 31, 2015, there was no unrecognized expense related to non-employee stock-based compensation arrangements.

10.	Retirement Plan

We participate in a multi-employer defined contribution retirement plan (the “401k Plan”) administered by a third party service provider; and the Company contributes to the 401k Plan on behalf of its employees based upon a matching formula. During the years ended December 31, 2015, 2014 and 2013 our contributions to the 401k Plan were $40,296, $35,567, and $43,132, respectively.

11.	Income Taxes

At December 31, 2015, we have a consolidated federal net operating loss (“NOL”) carryforward of approximately $67.2 million, available to offset against future taxable income which expires in varying amounts in 2019 through 2035. Additionally, we have approximately $894,000 in research and development (“R&D”) tax credits that expire in 2022 through 2035 unless utilized earlier. No income taxes have been paid to date. Section 382 of the Internal Revenue Code contains provisions that may limit our utilization of our NOL and R&D tax credit carryforwards in any given year as a result of significant changes in ownership interests that have occurred in past periods or may occur in future periods.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities included the following at December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
Net operating loss carryforward	$23,822,431	$22,806,391
Research and development tax credit carryforward	893,797	825,896
Stock-based compensation expense	2,419,892	2,396,805
Total deferred tax assets	27,136,120	26,029,092

Deferred tax liabilities
Depreciation	(5,086)	(7,149)
Total deferred tax liabilities	(5,086)	(7,149)

Net deferred tax assets	27,131,034	26,021,943
Valuation allowance	(27,131,034)	(26,021,943)
	$-0-	$-0-

We have established a full valuation allowance equal to the amount of our net deferred tax assets due to uncertainties with respect to our ability to generate sufficient taxable income to realize these assets in the future. A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense is as follows:

	2015	2014	2013
U.S. federal statutory rate applied to pretax loss	$(936,936)	$(906,830)	$(776,881)
Permanent differences	2,914	1,734	3,138
Research and development credits	67,901	26,648	14,047
Change in valuation allowance	866,121	878,448	759,696
Reported income tax expense	$-0-	$-0-	$-0-

12.	Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to a license agreement for technology associated with the vaccines we are developing. The expense associated with these ongoing patent cost reimbursements to Emory amounted to $113,914, $179,958, and $98,042 for the years ended December 31, 2015, 2014, and 2013, respectively.

In connection with a grant from the NIH (see Note 5), we entered into subcontracts with Emory University for the purpose of conducting research and development activities related to the grant. During 2015, 2014, and 2013, we recorded $-0-, $-0-, and $252,478, respectively, of expense associated with these subcontracts. All amounts paid to Emory under these subcontracts were reimbursable to us pursuant to the NIH grant.

13.	Selected Quarterly Financial Data (unaudited)

A summary of selected quarterly financial data for 2015 and 2014 is as follows:

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue from grants	$103,424	$71,474	$93,130	$160,053
Net loss	(700,454)	(676,203)	(619,899)	(692,731)
Net loss per share	(0.02)	(0.02)	(0.02)	(0.02)

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue from grants	$157,340	$180,441	$322,086	$223,089
Net loss	(615,918)	(679,537)	(514,515)	(923,585)
Net loss per share	(0.02)	(0.03)	(0.02)	(0.03)

14.	Subsequent Events

During January and February 2016, we issued an aggregate of 1,400,000 shares of our common stock related to conversions of our Series C Preferred Stock.

On February 15, 2016, we entered into an agreement with certain warrant holders (the “Holders”) with respect to amending the terms of our Series E Warrants. Pursuant to the agreement, we agreed to extend the term of the Series E Warrants to August 27, 2016, and we agreed to the payment to each Holder of a warrant exercise fee of $0.02916 per share for each share purchased upon exercise of the Series E Warrants. The Holders agreed to promptly exercise an aggregate of 3,664,588 Series E Warrants, for which we received $238,198 in total net proceeds (after deduction of the warrant exercise fee). We recorded non-cash general and administrative expense of $469,800 associated with the warrant modifications.

GEOVAX LABS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2015, 2014 and 2013

		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	(1) Deductions		Balance at End Of Period
Reserve Deducted in the Balance Sheet From the Asset to Which it Applies:

Allowance for Deferred Tax Assets
Year ended December 31, 2015	$26,021,943	$1,109,091	$-0-	$		$27,131,034
Year ended December 31, 2014	25,002,881	1,019,062	-0-		-0-	26,021,943
Year ended December 31, 2013	27,295,741	862,736	-0-		(3,155,596)	25,002,881

(1)	Deductions represent the effect of expiring NOL carryforwards from prior year.