Form 10-Q
period 2016-03-31
GeoVax Labs, Inc.
filed 2016-05-04
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 3, 2016, 37,015,401 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Part I -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$669,482	$1,060,348
Grant funds receivable	-	119,978
Prepaid expenses and other current assets	39,547	56,649

Total current assets	709,029	1,236,975

Property and equipment, net	76,413	83,608
Deposits	11,010	11,010

Total assets	$796,452	$1,331,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,690	$100,935
Accrued expenses	28,755	4,055
Amounts due to related parties (Note 10)	35,000	22,000

Total current liabilities	166,445	126,990

Commitments (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 10,000,000 Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at March 31, 2016 and December 31, 2015	76,095	76,095
Series C convertible preferred stock, $1,000 stated value; 2,868 and 3,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	940,705	983,941
Common stock, $.001 par value:
Authorized shares – 150,000,000 Issued and outstanding shares – 37,015,401 and 31,950,813 at March 31, 2016 and December 31, 2015, respectively	37,015	31,951
Additional paid-in capital	33,347,398	32,587,543
Accumulated deficit	(33,771,206)	(32,474,927)

Total stockholders’ equity	630,007	1,204,603

Total liabilities and stockholders’ equity	$796,452	$1,331,593

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2016	2015
Grant revenue	$47,600	$103,424

Operating expenses:
Research and development	438,004	403,629
General and administrative	906,505	401,441
Total operating expenses	1,344,509	805,070

Loss from operations	(1,296,909)	(701,646)

Other income:
Interest income	630	1,192

Net loss	$(1,296,279)	$(700,454)

Basic and diluted:
Loss per common share	$(0.04)	$(0.02)
Weighted average shares outstanding	34,599,625	31,950,813

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,296,279)	$(700,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,195	7,234
Stock-based compensation expense	483,485	16,902
Changes in assets and liabilities:
Grant funds receivable	119,978	31,386
Prepaid expenses and other current assets	17,102	(3,657)
Accounts payable and accrued expenses	39,455	29,707
Total adjustments	667,215	81,572
Net cash used in operating activities	(629,064)	(618,882)

Cash flows from investing activities:
Purchase of property and equipment	-	(15,850)
Net cash used in investing activities	-	(15,850)

Cash flows from financing activities:
Net proceeds from sale of preferred stock	-	2,679,809
Net proceeds from sale of common stock	238,198	-
Net cash provided by financing activities	238,198	2,679,809

Net increase (decrease) in cash and cash equivalents	(390,866)	2,045,077
Cash and cash equivalents at beginning of period	1,060,348	1,101,651

Cash and cash equivalents at end of period	$669,482	$3,146,728

Supplemental disclosure of cash flow information:

During the three months ended March 31, 2016, 132 shares of Series C Convertible Preferred Stock were converted into 1,400,000 shares of common stock (Note 7).

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

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

2.     Basis of Presentation

The accompanying condensed consolidated financial statements at March 31, 2016 and for the three month periods ended March 31, 2016 and 2015 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

We believe that our existing cash resources and grant commitments will be sufficient to fund our planned operations through the third quarter of 2016, but due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that date. We are currently exploring sources of capital through government grants and clinical trial support and through philanthropic foundation support. We may also secure additional funds through sales of our equity securities or the exercise of currently outstanding stock purchase warrants. Management believes that it will be successful in securing the additional capital required to continue the Company’s planned operations, but that its plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

3.     Significant Accounting Policies and Recent Accounting Pronouncements

We disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 those accounting policies that we consider significant in determining our results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation. ASU 2016-09 is an attempt to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning in 2017 and allows for early adoption. We are currently evaluating the impact of the adoption of ASU 2016-09 on our financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2016, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we expect to have a material impact on our financial statements.

4.     Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 85.2 million and 74.6 million shares at March 31, 2016 and 2015, respectively.

5.     Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Laboratory equipment	$525,956	$525,956
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	670,246	670,246
Accumulated depreciation and amortization	(593,833)	(586,638)
Property and equipment, net	$76,413	$83,608

6.     Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta), pursuant to an operating lease which expires on December 31, 2016, with an additional 12-month renewal option. As of March 31, 2016, our future minimum lease payments for the current lease term (not including the renewal period) total $111,782 for the remainder of 2016.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of our clinical trials, and other research-related activities. As of March 31, 2016, we had approximately $5,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2016.

7.     Stockholders’ Equity

Preferred Stock Transactions

During January and February 2016 we issued an aggregate of 1,400,000 shares of our common stock related to conversions of 132 shares our Series C Convertible Preferred Stock. As of March 31, 2016, there are 100 shares of our Series B Convertible Preferred Stock outstanding, and 2,868 shares of our Series C Convertible Preferred Stock outstanding, convertible into 285,714 and 30,460,662 shares of our common stock, respectively.

Common Stock Transactions

In addition to common stock issued pursuant to the conversion of our Series C Convertible Preferred Stock described above, in February 2016 we issued an aggregate of 3,664,588 shares of our common stock related to exercises of stock purchase warrants as described below.

Stock Options

We maintain a stock option plan that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. The following table presents a summary of stock option transactions during the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,705,500	$2.41
Granted	--	--
Exercised	--	--
Forfeited or expired	--	--
Outstanding at March 31, 2016	1,705,500	$2.41
Exercisable at March 31, 2016	915,561	$4.35

Stock Purchase Warrants

The following table presents a summary of stock purchase warrant transactions during the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	56,442,157	$0.14
Granted	--	--
Exercised	(3,664,588)	0.065
Forfeited or expired	--	--
Outstanding at March 31, 2016	52,777,569	$0.14
Exercisable at March 31, 2016	39,775,491	$0.15

On February 15, 2016, we entered into an agreement with certain warrant holders (the “Holders”) with respect to amending the terms of our Series E Warrants. Pursuant to the agreement, we agreed to extend the term of the Series E Warrants to August 27, 2016, and we agreed to the payment to each Holder of a warrant exercise fee of $0.02916 per share for each share purchased upon exercise of the Series E Warrants. The Holders agreed to promptly exercise an aggregate of 3,664,588 Series E Warrants, for which we received $238,198 in total net proceeds (after deduction of the warrant exercise fee). We recorded non-cash general and administrative expense of $469,799 associated with the warrant modifications.

Stock-Based Compensation Expense

As described above, during the three month period ended March 31, 2016, we recorded $238,198 of stock-based compensation expense related to warrant modifications. During the three month periods ended March 31, 2016 and 2015, we recorded stock-based compensation expense related to stock options of $13,686 and $16,902, respectively. Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of March 31, 2016, there was $81,658 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.0 years.

Common Stock Reserved

A summary of our common stock reserved for future issuance is as follows as of March 31, 2016:

Series B Convertible Preferred Stock	285,714
Series C Convertible Preferred Stock	30,460,663
Common Stock Purchase Warrants	52,777,569
Equity Incentive Plans	1,722,529
Total	85,246,475

8.     Income Taxes

Because of our historically significant net operating losses, we have not paid income taxes since inception. We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets are comprised primarily of net operating loss carryforwards and also include amounts relating to nonqualified stock options and research and development credits. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of our future profitability and our ability to utilize the deferred tax assets. Utilization of operating losses and credits will be subject to substantial annual limitations due to ownership change provisions of Section 382 of the Internal Revenue Code. The annual limitation will result in the expiration of net operating losses and credits before utilization.

9.     Government Grants

We record revenue associated with government grants as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations. Grant revenues recorded during the three months ended March 31, 2016 and 2015 relate to grants from the NIH in support of our HIV vaccine development activities. There is $52,869 in approved grant funds remaining and available for use as of March 31, 2016, which we anticipate recognizing as revenue during the remainder of 2016.

In April 2016, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Enhancing Protective Antibody Responses for a DNA/MVA HIV Vaccine.” The initial grant award was $740,456 for the first year of a two year project period beginning April 15, 2016, with a total budget of $1,398,615.

10.     Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory. During the three months ended March 31, 2016 and 2015, we recorded $58,001 and $41,315, respectively, of general and administrative expense associated with these patent cost reimbursements to Emory.

Item 2     Management’s Discussion and Analysis of Financial Condition And Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2015, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,” ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

Our significant accounting policies are summarized in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles (“GAAP”) to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2015 and 2014, our revenue consisted of grant funding received from the NIH. Revenue from these arrangements is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

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

At March 31, 2016, we had cash and cash equivalents of $669,482 and working capital of $542,584, as compared to $1,060,348 and $1,109,985, respectively, at December 31, 2015. As of March 31, 2016, we had an accumulated deficit of $33.8 million and we expect for the foreseeable future our operations will result in a net loss on a quarterly and annual basis.

Net cash used in operating activities was $629,064 and $618,882 for the three month periods ended March 31, 2016 and 2015, respectively.

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

Our operations have been partially funded by NIH research grants for our HIV program. As of March 31, 2016, there was $52,869 of unused grant funds available for use during the remainder of 2016. In April 2016, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Enhancing Protective Antibody Responses for a DNA/MVA HIV Vaccine.” The initial grant award was $740,456 for the first year of a two year project period beginning April 15, 2016, with a total budget of $1,398,615. We are pursuing additional grants from the federal government for our vaccine development programs but cannot be assured of success.

Net cash used in investing activities was $-0- and $15,850 for the three month periods ended March 31, 2016 and 2015, respectively.

Net cash provided by financing activities was $238,198 and $2,679,809 for the three month periods ended March 31, 2016 and 2015, respectively.

On February 15, 2016, we entered into an agreement with certain warrant holders (the “Holders”) with respect to amending the terms of our Series E Warrants. Pursuant to the agreement, we agreed to extend the term of the Series E Warrants to August 27, 2016, and we agreed to the payment to each Holder of a warrant exercise fee of $0.02916 per share for each share purchased upon exercise of the Series E Warrants. The Holders agreed to promptly exercise an aggregate of 3,664,588 Series E Warrants, for which we received $238,198 in total net proceeds (after deduction of the warrant exercise fee). The cash provided by financing activities for the three month period ended March 31, 2015 is related to the sale of shares of our Series C. convertible preferred stock.

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of March 31, 2016, we had noncancellable lease obligations and other firm purchase obligations totaling approximately $112,000, as compared to approximately $149,000 at December 31, 2015. We have no committed lines of credit and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Net Loss

We recorded a net loss of $1,296,279 for the three months ended March 31, 2016, as compared to $700,454 for the three months ended March 31, 2015. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

During the three months ended March 31, 2016, we recorded aggregate grant revenues of $47,600, as compared to $103,424 during the comparable period of 2015. Grant revenues for these periods relate to grants from the NIH in support of our HIV vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the grants, and can fluctuate significantly based on the timing of the related expenditures.

In September 2007, the NIH awarded us a grant entitled “GM-CSF-Adjuvanted Clade C DNA/MVA and MVA/MVA Vaccines”. The aggregate award (including subsequent amendments) totaled approximately $20.4 million. We recorded grant revenues of $-0- and $60,628 for the three months ended March 31, 2016 and 2015, respectively, related to this grant, and all funding pursuant to this grant has been utilized as of March 31, 2016.

In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Enhancing Protective Antibody Responses for a GM-CSF Adjuvanted HIV Vaccine.” The initial grant award was $276,690 for the first year of a two year project period beginning August 1, 2013. In July 2014, the NIH awarded us $289,641 for the second year of the project period. We recorded grant revenues of $-0- and $42,796 for the three months ended March 31, 2016 and 2015, respectively, related to this grant, and all funding pursuant to this grant has been utilized as of March 31, 2016.

In June 2015, the NIH awarded us an SBIR grant entitled “Directed Lineage Immunizations for Eliciting Broadly Neutralizing Antibody.” The initial grant award was $299,585 for the first year of a two year project period beginning July 1, 2015. We recorded grant revenues of $47,600 and $-0- for the three months ended March 31, 2016 and 2015, respectively, related to this grant, and there is approximately $52,869 in remaining grant funds available as of March 31, 2016.

In April 2016, the NIH awarded us an SBIR grant entitled “Enhancing Protective Antibody Responses for a DNA/MVA HIV Vaccine.” The initial grant award was $740,456 for the first year of a two year project period beginning April 15, 2016, with a total budget of $1,398,615.

Research and Development

During the three months ended March 31, 2016, we recorded $438,004 of research and development expense, as compared to $403,629 during the three months ended March 31, 2015. Research and development expense for these periods includes stock-based compensation expense of $5,893 and $5,316 for the 2016 and 2015 periods, respectively (see discussion under “Stock-Based Compensation Expense” below). Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our grants from the NIH, the timing of costs associated with clinical trials being funding directly by us, and other factors.

We cannot predict the level of support we may receive from the HVTN, NIH, or other federal agencies (or divisions thereof) for our future clinical trials. We expect that our research and development costs will increase in the future as we progress into the later stage human clinical trials for our HIV vaccines and as we expand our other vaccine development programs.

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

General and Administrative Expense

Our general and administrative expenses were $906,505 during the three months ended March 31, 2016, as compared to $401,441 during the three months ended March 31, 2015. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $477,592 and $11,586 for the three months ended March 31, 2016 and 2015, respectively (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $428,913 during the three months ended March 31, 2016, as compared to $389,855 during the three months ended March 31, 2015. We expect that our general and administrative costs may increase in the future as we expand our research and development activities.

Stock-Based Compensation Expense

For the three months ended March 31, 2016 and 2015, the components of stock-based compensation expense were as follows:

	Three Months Ended March 31,
	2016	2015
Stock option expense	$13,686	$16,902
Warrant modification expense	469,799	-
Total stock-based compensation expense	$483,485	$16,902

In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three months ended March 31, 2016 and 2015, stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2016	2015
General and administrative expense	$477,592	$11,586
Research and development expense	5,893	5,316
Total stock-based compensation expense	$483,485	$16,902

Other Income

Interest income for the three months ended March 31, 2016 and 2015 was $630 and $1,192, respectively. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEOVAX LABS, INC.
(Registrant)

Date: May 4, 2016	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation (1)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (2)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (3)
3.1.3	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 2, 2013 (4)
3.1.4	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed May 13, 2015 (7)
3.2	Bylaws (1)
4.2.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed December 13, 2013 (5)
4.2.2	Form of Stock Certificate for the Series B Convertible Preferred Stock (5)
4.3.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed February 27, 2015 (6)
4.3.2	Form of Stock Certificate for the Series C Convertible Preferred Stock (6)
10.1	Form of Agreement to Amend and Exercise Series E Warrants and Related Matters dated February 15, 2016 (8)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101**

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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