Form 10-Q
period 2016-06-30
GeoVax Labs, Inc.
filed 2016-08-05
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Yes ☐    No ☒

As of August 4, 2016, 43,715,401 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Part I -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$215,130	$1,060,348
Grant funds receivable	-	119,978
Prepaid expenses and other current assets	43,695	56,649

Total current assets	258,825	1,236,975

Property and equipment, net	69,218	83,608
Deposits	11,010	11,010

Total assets	$339,053	$1,331,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,074	$100,935
Accrued expenses (Note 6)	90,245	4,055
Amounts due to related party (Note 11)	50,876	22,000

Total current liabilities	180,195	126,990

Commitments (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at June 30, 2016 and December 31, 2015	76,095	76,095
Series C convertible preferred stock, $1,000 stated value; 2,868 and 3,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	940,705	983,941
Common stock, $.001 par value:
Authorized shares – 300,000,000 and 150,000,000 at June 30, 2016 and December 31, 2015, respectively
Issued and outstanding shares – 38,415,401 and 31,950,813 at June 30, 2016 and December 31, 2015, respectively	38,415	31,951
Additional paid-in capital	33,450,684	32,587,543
Accumulated deficit	(34,347,041)	(32,474,927)

Total stockholders’ equity	158,858	1,204,603

Total liabilities and stockholders’ equity	$339,053	$1,331,593

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Grant revenue	$166,280	$71,474	$213,880	$174,898

Operating expenses:
Research and development	397,576	384,653	835,580	788,282
General and administrative	344,818	364,889	1,251,323	766,330
Total operating expenses	742,394	749,542	2,086,903	1,554,612

Loss from operations	(576,114)	(678,068)	(1,873,023)	(1,379,714)

Other income:
Interest income	279	1,865	909	3,057

Net loss	$(575,835)	$(676,203)	$(1,872,114)	$(1,376,657)

Basic and diluted:
Loss per common share	$(0.02)	$(0.02)	$(0.05)	$(0.04)
Weighted averages shares outstanding	37,425,291	31,950,813	36,012,458	31,950,813

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,872,114)	$(1,376,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,390	14,467
Stock-based compensation expense	497,171	33,590
Changes in assets and liabilities:
Grant funds receivable	119,978	40,041
Prepaid expenses and other current assets	12,954	4,609
Accounts payable and accrued expenses	53,205	(5,934)
Total adjustments	697,698	86,773
Net cash used in operating activities	(1,174,416)	(1,289,884)

Cash flows from investing activities:
Purchase of property and equipment	-	(15,850)
Net cash used in investing activities	-	(15,850)

Cash flows from financing activities:
Net proceeds from sale of preferred stock	-	2,679,809
Net proceeds from sale of common stock	329,198	-
Net cash provided by financing activities	329,198	2,679,809

Net increase (decrease) in cash and cash equivalents	(845,218)	1,374,075
Cash and cash equivalents at beginning of period	1,060,348	1,101,651

Cash and cash equivalents at end of period	$215,130	$2,475,726

Supplemental disclosure of cash flow information:

During the six months ended June 30, 2016, 132 shares of Series C Convertible Preferred Stock were converted into 1,400,000 shares of common stock (Note 8).

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

1.           Description of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a clinical-stage biotechnology company developing human vaccines using our novel vaccine platform. Our vaccine delivery technology generates virus-like particles (VLPs) that are effective at eliciting safe and effective immune responses. Our current development programs are focused on vaccines against Human Immunodeficiency Virus (HIV), hemorrhagic fever viruses (Ebola-Zaire, Ebola-Sudan, Marburg, and Lassa) and Zika virus. We also recently began programs to evaluate our technology for use in cancer immunotherapy and as a therapeutic for chronic Hepatitis B infections. We believe our technology and vaccine development expertise are well-suited for a variety of human infectious diseases and we intend to pursue further expansion of our product pipeline. Our HIV vaccine technology was developed in collaboration with Emory University, the National Institutes of Health (NIH), and the Centers for Disease Control and Prevention (CDC) and is exclusively licensed to us.

Our vaccine development activities have been, and continue to be, financially supported by the U.S. government. This support has been both in the form of research grants awarded directly to us, as well as indirect support for the conduct of preclinical animal studies and human clinical trials.

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

2.           Basis of Presentation

The accompanying condensed consolidated financial statements at June 30, 2016 and for the three month and six month periods ended June 30, 2016 and 2015 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

We believe that our existing cash resources and grant commitments will be sufficient to fund our planned operations into the fourth quarter of 2016 (see Note 12 for additional information related to this belief). Due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that date. We are currently exploring sources of capital through government grants and clinical trial support. We also intend to secure additional funds through sales of our equity securities or the exercise of currently outstanding stock purchase warrants. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we will be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

3.          Significant Accounting Policies and Recent Accounting Pronouncements

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 those accounting policies that we consider significant in determining our results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation. ASU 2016-09 is an attempt to simplify several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning in 2017 and allows for early adoption. We are currently evaluating the impact of the adoption of ASU 2016-09 on our financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2016, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we expect to have a material impact on our financial statements.

4.          Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 83.8 million and 79.0 million shares at June 30, 2016 and 2015, respectively.

5.           Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Laboratory equipment	$525,956	$525,956
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	670,246	670,246
Accumulated depreciation and amortization	(601,028)	(586,638)
Property and equipment, net	$69,218	$83,608

6.           Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Accrued salaries	$50,032	$1,305
Accrued directors’ fees	40,213	-
Other	-	2,750
Total accrued expenses	$90,245	$4,055

7.           Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta), pursuant to an operating lease which expires on December 31, 2016, with an additional 12-month renewal option. As of June 30, 2016, our future minimum lease payments for the current lease term (not including the renewal period) total $74,521 for the remainder of 2016.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of our clinical trials, and other research-related activities. As of June 30, 2016, we had approximately $543,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due during the remainder of 2016 and the first half of 2017. We expect this entire amount to be reimbursable to us pursuant to currently outstanding government grants (See Note 10).

8.           Stockholders’ Equity

Preferred Stock Transactions

During January and February 2016 we issued an aggregate of 1,400,000 shares of our common stock related to conversions of 132 shares our Series C Convertible Preferred Stock. As of June 30, 2016, there are 100 shares of our Series B Convertible Preferred Stock outstanding, and 2,868 shares of our Series C Convertible Preferred Stock outstanding, convertible into 285,714 and 30,460,662 shares of our common stock, respectively.

Increase in Authorized Shares of Common Stock

At our annual meeting of stockholders held on June 14, 2016, our stockholders approved an amendment to our certificate of incorporation to increase our authorized shares of common stock from 150,000,000 shares to 300,000,000 shares. The amendment to our certificate of incorporation was filed with the Delaware Secretary of State on June 14, 2016.

Common Stock Transactions

In addition to the 1,400,000 shares of our common stock issued pursuant to the conversion of our Series C Convertible Preferred Stock discussed under “Preferred Stock Transactions” above, during the six months ended June 30, 2016, we issued an aggregate of 5,064,588 shares of common stock related to exercises of stock purchase warrants as discussed under “Stock Purchase Warrants” below.

Stock Options

In 2006 we adopted the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and at our annual stockholders meeting on June 14, 2016, our stockholders approved the GeoVax Labs, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) which provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. We have reserved 1,722,529 shares of our common stock for issuances under the 2006 Plan, and 3,000,000 shares for issuance under the 2016 Plan. The 2016 Plan replaces the 2006 Plan, which expires September 28, 2016, and no further grants may be made under the 2006 Plan after that date. As such, the 2016 Plan will serve as the sole equity incentive compensation plan for the Company.

The following table presents a summary of our stock option transactions during the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,705,500	$2.41
Granted	--	--
Exercised	--	--
Forfeited or expired	--	--
Outstanding at June 30, 2016	1,705,500	$2.41
Exercisable at June 30, 2016	918,061	$4.34

Stock Purchase Warrants

The following table presents a summary of stock purchase warrant transactions during the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	56,442,157	$0.14
Granted	--	--
Exercised	(5,064,588)	0.065
Forfeited or expired	--	--
Outstanding at June 30, 2016	51,377,569	$0.14
Exercisable at June 30, 2016	39,775,491	$0.15

On February 15, 2016, we entered into an agreement with certain warrant holders (the “Holders”) with respect to amending the terms of our Series E Warrants. Pursuant to the agreement, we agreed to extend the term of the Series E Warrants to August 27, 2016, and to the payment to each Holder of a warrant exercise fee of $0.02916 per share for each share purchased upon exercise of the Series E Warrants. The Holders agreed to promptly exercise an aggregate of 3,664,588 Series E Warrants, for which we received $238,198 in total net proceeds (after deduction of the warrant exercise fee). We recorded non-cash general and administrative expense of $469,799 associated with the warrant modifications. During May and June 2016, the warrant holders exercised warrants as to an additional 1,400,000 shares, for which we received total net proceeds of $91,000.

Stock-Based Compensation Expense

As described under “Stock Purchase Warrants” above, during the first quarter of 2016, we recorded $469,799 of stock-based compensation expense related to warrant modifications. During the three month and six month periods ended June 30, 2016, we recorded stock-based compensation expense related to stock options of $13,686 and $27,372, as compared to $16,903 and $33,590 for the three month and six month periods ended June 30, 2015, respectively. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of June 30, 2016, there was $67,972 of unrecognized compensation expense related to stock options, which we expect to recognize over a weighted average period of 1.8 years.

Common Stock Reserved

A summary of our common stock reserved for future issuance is as follows as of June 30, 2016:

Series B Convertible Preferred Stock	285,714
Series C Convertible Preferred Stock	30,460,662
Common Stock Purchase Warrants	51,377,569
Equity Incentive Plans	4,722,529
Total	86,846,474

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

10.         Government Grants

We record revenue associated with government grants as the related costs and expenses are incurred and such revenue is reported as a separate line item in our statements of operations. Grant revenues recorded during the six months ended June 30, 2016 and 2015 relate to grants from the NIH in support of our HIV vaccine development activities. As of June 30, 2016, there is an aggregate of $921,083 in approved grant funds available for use, which we anticipate recognizing as revenue during the remainder of 2016 and during the first half of 2017.

11.         Related Party Transactions

We are obligated to reimburse Emory University (a significant stockholder of the Company) for certain prior and ongoing costs in connection with the filing, prosecution and maintenance of patent applications subject to our technology license agreement from Emory. During the three month and six month periods ended June 30, 2016, we recorded $15,876 and $73,877, respectively, of general and administrative expense associated with these patent cost reimbursements to Emory, as compared to $22,590 and $63,906, respectively, for the same periods in 2015.

12.         Subsequent Events

During July and August 2016 (through August 4), holders of certain of our stock purchase warrants exercised warrants as to 5,300,000 shares, for which we received aggregate net proceeds of $344,500.

In August 2016, the National Institute of Allergy and Infectious Diseases (NIAID) of the NIH awarded us a contract for the production of our preventive HIV vaccine for use in future clinical trials. The award includes a base contract of $199,442 for the initial twelve-month period beginning August 1, 2016 to support process development, as well as $7.6 million in additional development options that can be exercised by NIAID.

Item 2        Management’s Discussion and Analysis of Financial Condition And Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2015, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,” ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

Overview

GeoVax is a clinical-stage biotechnology company developing human vaccines using our novel platform technology. Our current development programs are focused on HIV, hemorrhagic fever viruses (Ebola, Sudan, Marburg and Lassa), Zika virus, and cancer immunotherapy. We also recently began a program to develop a therapeutic vaccine for chronic Hepatitis B infections. Our HIV vaccine technology was developed in collaboration with researchers at Emory University, the NIH, and the CDC, and is exclusively licensed to us from Emory University. We also have nonexclusive licenses to certain patents owned by the NIH. Our hemorrhagic fever and Zika vaccines, and our cancer immunotherapy program, are being developed with technology we expect to license from the NIH.

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

Our hemorrhagic fever vaccine development effort began in 2014 and we are currently conducting preclinical animal studies through a collaboration with the NIH. Our cancer immunotherapy program began in late 2015 and we are currently constructing vaccines to be evaluated and tested in preclinical animal models. Our Zika virus vaccine development effort began in early 2016 and we are currently constructing vaccines to be evaluated and tested through collaborations with the University of Georgia and with the CDC.

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

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles (“GAAP”) to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2016 and 2015, our revenue consisted of grant funding received from the NIH. Revenue from these arrangements is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

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

Liquidity and Capital Resources

We have funded our activities to date primarily from government grants and clinical trial assistance, and from sales of our equity securities. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. We will continue to require substantial funds to continue these activities. Our primary sources of cash are from sales of our equity securities and from government grant funding. We believe that our existing cash resources, combined with the proceeds from the NIH grants discussed below will be sufficient to fund our planned operations into the fourth quarter of 2016. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of non-dilutive capital through government grant programs and clinical trial support, and we may also conduct additional offerings of our equity securities. However, additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

At June 30, 2016, we had cash and cash equivalents of $215,130 and working capital of $78,630, as compared to $1,060,348 and $1,109,985, respectively, at December 31, 2015. As of June 30, 2016, we had an accumulated deficit of $34.3 million and we expect for the foreseeable future our operations will result in a net loss on a quarterly and annual basis.

Net cash used in operating activities was $1,174,416 and $1,289,884 for the six month periods ended June 30, 2016 and 2015, respectively.

The NIH has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive HIV vaccines, with GeoVax incurring certain costs associated with manufacturing the clinical vaccine supplies and other study support. We expect the NIH to fund the cost of another Phase 1 trial (HVTN 114) of our preventive HIV vaccine (GOVX-B11), which will investigate the effect of adding a “protein boost” component to our vaccine. The Investigational New Drug (IND) application for HVTN 114 was filed by NIAID on June 28, 2016, and we expect the trial to begin patient enrollment in November 2016. Concurrently, an ongoing preclinical study in non-human primates is evaluating two additional proteins specifically chosen as boosting agents for GOVX-B11, and planning is underway for a phase 1 trial to evaluate the safety and immunogenicity of these proteins in humans. Based on the results from these studies, we expect NIAID would then be ready to support a large phase 2b efficacy trial. In July 2016, NIAID awarded us a contract for the production of the DNA vaccine component of GOVX-B11, which is intended for use in advanced clinical trials.

Our operations have been partially funded by NIH research grants for our HIV program. As of June 30, 2016, there was $921,083 of unused grant funds available for use during the remainder of 2016 and the first half of 2017. We are pursuing additional grants from the federal government for our vaccine development programs but cannot be assured of success.

Net cash used in investing activities was $-0- and $15,850 for the six month periods ended June 30, 2016 and 2015, respectively.

Net cash provided by financing activities was $329,198 and $2,679,809 for the six month periods ended June 30, 2016 and 2015, respectively. The cash provided by financing activities for the six month period ended June 30, 2016 is related to exercises of stock purchase warrants. The cash provided by financing activities for the six month period ended June 30, 2015 is related to the sale of shares of our Series C convertible preferred stock in February 2015.

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of June 30, 2016, we had noncancellable lease obligations and other firm purchase obligations totaling approximately $618,000, as compared to approximately $149,000 at December 31, 2015. Approximately $543,000 of the purchase commitments at June 30, 2016 relate to subcontracts associated with our government grants, which we expect will be fully reimbursed to us pursuant to those grants. We have no committed lines of credit and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Net Loss

We recorded a net loss of $575,835 for the three months ended June 30, 2016, as compared to $676,203 for the three months ended June 30, 2015. For the six months ended June 30, 2016, we recorded a net loss of $1,872,114, as compared to a net loss of $1,376,657 for the six months ended June 30, 2015. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

During the three and six month periods ended June 30, 2016, we recorded aggregate grant revenues of $166,280 and $213,880, respectively, as compared to $71,474 and $174,898, respectively, during the comparable periods of 2015. Grant revenues for these periods relate to grants from the NIH in support of our HIV vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the grants, and can fluctuate significantly based on the timing of the related expenditures.

In September 2007, the NIH awarded us a grant entitled “GM-CSF-Adjuvanted Clade C DNA/MVA and MVA/MVA Vaccines”. The aggregate award (including subsequent amendments) totaled approximately $20.4 million. No revenues were recorded for this grant during the three and six month periods ended June 30, 2016, as compared to $14,836 and $75,464, respectively, during the comparable periods of 2015. There are no unrecognized grant funds remaining and available for use pursuant to this grant as of June 30, 2016.

In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Enhancing Protective Antibody Responses for a GM-CSF Adjuvanted HIV Vaccine.” The initial grant award was $276,690 for the first year of a two year project period beginning August 1, 2013. In July 2014, the NIH awarded us $289,641 for the second year of the project period. No revenues were recorded for this grant during the three and six month periods ended June 30, 2016, as compared to $56,638 and $99,434, respectively during the comparable periods of 2015. All funding pursuant to this grant has been utilized as of June 30, 2016.

In June 2015, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Directed Lineage Immunizations for Eliciting Broadly Neutralizing Antibody.” The initial grant award of $299,585 is for the first year of a two year project period beginning July 1, 2015. We recorded grant revenues of $47,600 and $100,469 for the three month and six month periods ended June 30, 2016, respectively, related to this grant. No revenues related to this grant were recorded during the three or six month periods ended June 30, 2015. In June 2016, the NIH awarded us $294,038 for the second year of the project period, beginning July 1, 2016.

In April 2016, the NIH awarded us an SBIR grant entitled “Enhancing Protective Antibody Responses for a DNA/MVA HIV Vaccine.” The initial grant award was $740,456 for the first year of a two year project period beginning April 15, 2016, with a total budget of $1,398,615. We recorded grant revenues of $113,411 for the three month and six month periods ended June 30, 2016 related to this grant and there is approximately $627,045 in approved grant funds available as of June 30, 2016.

Research and Development

During the three month and six month periods ended June 30, 2016, we recorded $397,576 and $835,580, respectively, of research and development expense as compared to $384,653 and $788,282, respectively, during the three month and six month periods ended June 30, 2015. Research and development expense for the three month and six month periods of 2016 includes stock-based compensation expense of $5,894 and $11,787 respectively, while the comparable periods of 2015 include stock-based compensation expense of $5,316 and $10,632, respectively (see discussion under “Stock-Based Compensation Expense” below). Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our grants from the NIH, the timing of costs associated with clinical trials being funding directly by us, and other factors.

We cannot predict the level of support we may receive from the HVTN, NIH, or other federal agencies (or divisions thereof) for our future clinical trials. We expect that our research and development costs will increase in the future as we progress into the later stage human clinical trials for our HIV vaccines and as we expand our other vaccine development programs.

Our vaccine candidates still require significant, time-consuming and costly research and development, testing and regulatory clearances. Completion of clinical development will take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty, and intended use of a product candidate. The NIH has funded the costs of conducting all of our human clinical trials to date for our preventive HIV vaccine, with GeoVax incurring costs associated with manufacturing the clinical vaccine supplies and other study support. We are having discussions with the HVTN and NIH with regard to the conduct of an additional trial of our preventive vaccine, and we expect the NIH will provide support for this trial as well. We intend to seek government and/or third party support for future clinical human trials and for production of our vaccine product for use in clinical trials, but there can be no assurance that we will be successful.

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

General and Administrative Expense

During the three month and six month periods ended June 30, 2016, we incurred general and administrative costs of $344,818 and $1,251,323, respectively, as compared to $364,889 and $766,330, respectively, during the comparable periods in 2015. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense for the three month and six month periods of 2016 include stock-based compensation expense of $7,792 and $485,384, respectively; while the comparable periods of 2015 include stock-based compensation expense of $11,587 and $22,958, respectively (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $337,026 and $765,939 during the three month and six month periods ended June 30, 2016, respectively, as compared to $353,302 and $743,372, respectively during the comparable periods of 2015.We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

For the three month and six month periods ended June 30, 2016 and 2015, the components of stock-based compensation expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock option expense	$13,686	$16,903	$27,372	$33,590
Warrant modification expense	-	-	469,799	-
Total stock-based compensation expense	$13,686	$16,903	$497,171	$33,590

In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three month and six month periods ended June 30, 2016 and 2015, stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Expense Allocated to:	2016	2015	2016	2015
General and administrative expense	$7,792	$11,587	$485,384	$22,958
Research and development expense	5,894	5,316	11,787	10,632
Total stock-based compensation expense	$13,686	$16,903	$497,171	$33,590

Other Income

Interest income for the three month and six month periods ended June 30, 2016 was $279 and $909, respectively, as compared to $1,865 and $3,057, respectively, for comparable periods of 2015. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Item 4        Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management has carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEOVAX LABS, INC.
(Registrant)

Date: August 5, 2016	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal
financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation (1)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (2)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (3)
3.1.3	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 2, 2013 (4)
3.1.4	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed May 13, 2015 (7)
3.1.5	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed June 14, 2016 (9)
3.2	Bylaws (1)
4.2.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed December 13, 2013 (5)
4.2.2	Form of Stock Certificate for the Series B Convertible Preferred Stock (5)
4.3.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed February 27, 2015 (6)
4.3.2	Form of Stock Certificate for the Series C Convertible Preferred Stock (6)
10.1	Form of Agreement to Amend and Exercise Series E Warrants and Related Matters dated February 15, 2016 (8)
10.2**	GeoVax Labs, Inc. 2016 Stock Incentive Plan (10)
10.3*,**	Form of Employee Stock Option Agreement
10.4*,**	Form of Non-Qualified Stock Option Agreement
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101***

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three month and six month periods ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement
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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on June 23, 2008.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 14, 2010.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 28, 2010.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 2, 2013.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed December 17, 2013.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 2, 2015.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 14, 2015.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed February 16, 2016.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 16, 2016.
(10)	Incorporated by reference from the registrant’s definitive Proxy Statement filed April 29, 2016.