Form 10-Q
period 2016-09-30
GeoVax Labs, Inc.
filed 2016-11-14
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Yes ☐    No ☒

As of November 14, 2016, 49,172,733 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Part I -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$511,096	$1,060,348
Grant funds receivable	8,765	119,978
Prepaid expenses and other current assets	82,297	56,649

Total current assets	602,158	1,236,975

Property and equipment, net	62,023	83,608
Deposits	11,010	11,010

Total assets	$675,191	$1,331,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,497	$100,935
Accrued expenses (Note 6)	219,092	26,055

Total current liabilities	252,589	126,990

Commitments (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 10,000,000 Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at September 30, 2016 and December 31, 2015	76,095	76,095
Series C convertible preferred stock, $1,000 stated value; 2,868 and 3,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	940,705	983,941
Common stock, $.001 par value:
Authorized shares – 300,000,000 and 150,000,000 at September 30, 2016 and December 31, 2015, respectively Issued and outstanding shares – 49,172,733 and 31,950,813 at September 30, 2016 and December 31, 2015, respectively	49,173	31,951
Additional paid-in capital	34,167,870	32,587,543
Accumulated deficit	(34,811,241)	(32,474,927)

Total stockholders’ equity	422,602	1,204,603

Total liabilities and stockholders’ equity	$675,191	$1,331,593

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Grant revenue	$440,106	$93,130	$653,986	$268,028

Operating expenses:
Research and development	683,939	378,521	1,519,519	1,166,803
General and administrative	220,707	335,932	1,472,030	1,102,262
Total operating expenses	904,646	714,453	2,991,549	2,269,065

Loss from operations	(464,540)	(621,323)	(2,337,563)	(2,001,037)

Other income:
Interest income	340	1,424	1,249	4,481
Total other income	340	1,424	1,249	4,481

Net loss	$(464,200)	$(619,899)	$(2,336,314)	$(1,996,556)

Basic and diluted:
Loss per common share	$(0.01)	$(0.02)	$(0.06)	$(0.06)
Weighted averages shares outstanding	44,305,161	31,950,813	38,796,869	31,950,813

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,336,314)	$(1,996,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,585	21,701
Stock-based compensation expense	525,887	50,516
Changes in assets and liabilities:
Grant funds receivable	111,213	79,341
Prepaid expenses and other current assets	(25,648)	(30,773)
Accounts payable and accrued expenses	125,599	(68,802)
Total adjustments	758,636	51,983
Net cash used in operating activities	(1,577,678)	(1,944,573)

Cash flows from investing activities:
Purchase of property and equipment	-	(15,850)
Net cash used in investing activities	-	(15,850)

Cash flows from financing activities:
Net proceeds from sale of preferred stock	-	2,679,809
Net proceeds from sale of common stock	1,028,426	-
Net cash provided by financing activities	1,028,426	2,679,809

Net increase (decrease) in cash and cash equivalents	(549,252)	719,386
Cash and cash equivalents at beginning of period	1,060,348	1,101,651

Cash and cash equivalents at end of period	$511,096	$1,821,037

Supplemental disclosure of cash flow information:

During the nine months ended September 30, 2016, 132 shares of Series C Convertible Preferred Stock were converted into 1,400,000 shares of common stock (Note 8).

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

1.     Description of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a clinical-stage biotechnology company developing human vaccines using our novel vaccine platform. Our current development programs are focused on Human Immunodeficiency Virus (HIV), hemorrhagic fever viruses (Ebola, Sudan, Marburg, and Lassa), Zika virus, and cancer immunotherapy. We also recently began a program to develop a therapeutic vaccine for chronic Hepatitis B infections. We believe our technology and vaccine development expertise are well-suited for a variety of human infectious diseases and we intend to pursue further expansion of our product pipeline. Our HIV vaccine technology was developed in collaboration with Emory University, the National Institutes of Health (NIH), and the Centers for Disease Control and Prevention (CDC) and is exclusively licensed to us. We also have nonexclusive licenses to certain patents owned by the NIH, and are developing our hemorrhagic fever and Zika vaccines, and our cancer immunotherapy program with technology we expect to license from the NIH.

Our vaccine development activities have been, and continue to be, financially supported by the U.S. government. This support has been both in the form of research grants and contracts awarded directly to us, as well as indirect support for the conduct of preclinical animal studies and human clinical trials.

We operate in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to, ongoing oversight by the Food and Drug Administration (FDA) in the United States, by the European Medicines Agency (EMA) in the European Union, and by comparable agencies in other countries. Obtaining approval for a new pharmaceutical product is never certain, may take many years and often involves expenditure of substantial resources. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or with one or more potential strategic partners.

GeoVax is incorporated under the laws of the State of Delaware and our principal offices are located in Smyrna, Georgia (metropolitan Atlanta area).

2.     Basis of Presentation

The accompanying condensed consolidated financial statements at September 30, 2016 and for the three-month and nine-month periods ended September 30, 2016 and 2015 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

We believe that our existing cash resources and government funding commitments will be sufficient to continue our planned operations into the first quarter of 2017. Due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that date. We are currently exploring sources of capital through additional government grants and contracts. We also intend to secure additional funds through sales of our equity securities or the exercise of currently outstanding stock purchase warrants. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we will be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2016, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we expect to have a material impact on our financial statements.

4.     Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 73.1 million and 79.0 million shares at September 30, 2016 and 2015, respectively.

5.     Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Laboratory equipment	$525,956	$525,956
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	670,246	670,246
Accumulated depreciation and amortization	(608,223)	(586,638)
Property and equipment, net	$62,023	$83,608

6.     Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Accrued salaries	$126,123	$1,305
Accrued directors’ fees	57,969	-
Other	35,000	24,750
Total accrued expenses	$219,092	$26,055

7.     Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space located in Smyrna, Georgia (metropolitan Atlanta), pursuant to an operating lease which expires on December 31, 2017. As of September 30, 2016, our future minimum lease payments total $189,254, $37,261 of which will be payable in 2016 and $151,993 during 2017.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of our clinical trials, and other research-related activities. As of September 30, 2016, we had approximately $305,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, which we expect will be due during the remainder of 2016 and the first half of 2017. We expect this entire amount to be reimbursable to us pursuant to currently outstanding government grants (See Note 10).

8.     Stockholders’ Equity

Preferred Stock Transactions

During January and February 2016 we issued an aggregate of 1,400,000 shares of our common stock related to conversions of 132 shares our Series C Convertible Preferred Stock. As of September 30, 2016, there are 100 shares of our Series B Convertible Preferred Stock outstanding, and 2,868 shares of our Series C Convertible Preferred Stock outstanding, convertible into 285,714 and 30,460,662 shares of our common stock, respectively.

Increase in Authorized Shares of Common Stock

At our annual meeting of stockholders held on June 14, 2016, our stockholders approved an amendment to our certificate of incorporation to increase our authorized shares of common stock from 150,000,000 shares to 300,000,000 shares. The amendment to our certificate of incorporation was filed with the Delaware Secretary of State on June 14, 2016.

Common Stock Transactions

In addition to the 1,400,000 shares of our common stock issued pursuant to the conversion of our Series C Convertible Preferred Stock discussed under “Preferred Stock Transactions” above, during the nine months ended September 30, 2016, we issued an aggregate of 15,821,920 shares of common stock related to exercises of stock purchase warrants as discussed under “Stock Purchase Warrants” below.

Stock Options

In 2006 we adopted the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and at our annual stockholders meeting on June 14, 2016, our stockholders approved the GeoVax Labs, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) which provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. We have reserved 1,722,529 shares of our common stock for issuances under the 2006 Plan, and 3,000,000 shares for issuance under the 2016 Plan. The 2016 Plan replaces the 2006 Plan, which expired September 28, 2016, and no further grants may be made under the 2006 Plan. As such, the 2016 Plan will serve as the sole equity incentive compensation plan for the Company.

The following table presents a summary of our stock option transactions during the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,705,500	$2.41
Granted	--	--
Exercised	--	--
Forfeited or expired	--	--
Outstanding at September 30, 2016	1,705,500	$2.41
Exercisable at September 30, 2016	923,061	$4.31

Stock Purchase Warrants

The following table presents a summary of stock purchase warrant transactions during the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	56,442,157	$0.14
Granted	--	--
Exercised	(15,821,920)	0.065
Forfeited or expired	--	--
Outstanding at September 30, 2016	40,620,237	$0.16
Exercisable at September 30, 2016	38,568,159	$0.16

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

On August 19, 2016, we entered into an agreement with the Holders with respect to further extending the term of our Series E Warrants to December 31, 2016, and to the payment to each Holder of a warrant exercise fee of $0.02916 per share for each share purchased upon exercise of our Series A Warrants. The Holders agreed to promptly exercise an aggregate of 1,207,332 Series A Warrants and 3,600,000 Series E Warrants, for which we received $312,477 in aggregate net proceeds (after deduction of the warrant exercise fee). We recorded non-cash general and administrative expense of $15,030 associated with the warrant modifications.

In addition to the warrants exercised directly in connection with the warrant modifications described above, during the nine months ended September 30, 2016, holders of certain of our stock purchase warrants exercised warrants as to 7,350,000 shares, for which we received aggregate net proceeds of $477,750.

Stock-Based Compensation Expense

During the three-month and nine-month periods ended September 30, 2016 and 2015, we recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock Option Expense	$13,686	$16,926	$41,058	$50,516
Warrant Modification Expense	15,030	-	484,829	-
Total Stock-Based Compensation Expense	$28,716	$16,926	$525,887	$50,516

Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of September 30, 2016, there was $54,286 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 1.7 years.

Common Stock Reserved

A summary of our common stock reserved for future issuance is as follows as of September 30, 2016:

Series B Convertible Preferred Stock	285,714
Series C Convertible Preferred Stock	30,460,662
Common Stock Purchase Warrants	40,620,237
Equity Incentive Plans	4,722,529
Total	76,089,142

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

10.     Government Grants and Contracts

We receive payments from government entities under our grants and contracts with the National Institutes of Health in support of our vaccine research and development efforts. We record revenue associated with government grants and contracts as the reimbursable costs are incurred. Such reimbursements are recorded as Grant Revenue in our Condensed Consolidated Statements of Operations rather than a reduction in expenses. As of September 30, 2016, there is an aggregate of $680,419 in approved grant and contract funds available for use, which we anticipate recognizing as revenue during the remainder of 2016 and through July 2017.

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

Our hemorrhagic fever vaccine development effort began in 2014 and we are currently conducting preclinical animal studies through a collaboration with the NIH. Our cancer immunotherapy program began in late 2015 and we are currently evaluating our vaccine construct in preclinical animal models in collaboration with ViaMune, Inc. Our Zika virus vaccine development effort began in early 2016 and we are currently testing our vaccine in preclinical animal models through collaborations with the University of Georgia, the CDC, and the NIH.

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

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles (“GAAP”) to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2016 and 2015, our revenue consisted of grant and contract funding received from the NIH. Revenue from these arrangements is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

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

Liquidity and Capital Resources

We have funded our activities to date primarily from government grants and clinical trial assistance, and from sales of our equity securities. Due to our significant research and development expenditures, we have not been profitable and have generated operating losses since our inception in 2001. We will continue to require substantial funds to continue these activities. We believe that our existing cash resources and government funding commitments will be sufficient to fund our planned operations into the first quarter of 2017. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of non-dilutive capital through additional government programs and clinical trial support, and we may also conduct additional offerings of our equity securities. However, such funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

At September 30, 2016, we had cash and cash equivalents of $511,096 and working capital of $349,569, as compared to $1,060,348 and $1,109,985, respectively, at December 31, 2015. As of September 30, 2016, we had an accumulated deficit of $34.8 million and we expect for the foreseeable future our operations will result in a net loss on a quarterly and annual basis.

Net cash used in operating activities was $1,577,678 and $1,944,573 for the nine-month periods ended September 30, 2016 and 2015, respectively.

The NIH has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive HIV vaccines, with GeoVax incurring certain costs associated with manufacturing the clinical vaccine supplies and other study support. We expect the NIH to fund the cost of another Phase 1 trial (HVTN 114) of our preventive HIV vaccine (GOVX-B11), which will investigate the effect of adding a “protein boost” component to our vaccine. The Investigational New Drug (IND) application for HVTN 114 was filed by the National Institute of Allergy and Infectious Diseases (NIAID), part of the NIH, on June 28, 2016, and we expect the trial to begin patient enrollment in January 2017. Concurrently, an ongoing preclinical study in non-human primates is evaluating two additional proteins specifically chosen as boosting agents for GOVX-B11, and planning is underway for a Phase 1 trial to evaluate the safety and immunogenicity of these proteins in humans. Based on the results from these studies, we expect NIAID may then be ready to support a large phase 2b efficacy trial. In July 2016, NIAID awarded us a contract for the production of the DNA vaccine component of GOVX-B11, which is intended for use in advanced clinical trials.

In addition to clinical trial support, our operations have been partially funded by NIH research grants for our HIV program. As of September 30, 2016, there was $680,419 of unused grant funds available for use during the remainder of 2016 and the first half of 2017. We are pursuing additional grants from the federal government for our vaccine development programs but cannot be assured of success.

Net cash used in investing activities was $-0- and $15,850 for the nine-month periods ended September 30, 2016 and 2015, respectively.

Net cash provided by financing activities was $1,028,426 and $2,679,809 for the nine month periods ended September 30, 2016 and 2015, respectively. The cash provided by financing activities for the nine-month period ended September 30, 2016 is related to exercises of stock purchase warrants. The cash provided by financing activities for the nine-month period ended September 30, 2015 is related to the sale of shares of our Series C convertible preferred stock in February 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of September 30, 2016, we had noncancellable lease obligations and other firm purchase obligations totaling approximately $495,000, as compared to approximately $149,000 at December 31, 2015. Approximately $305,000 of the purchase commitments at September 30, 2016 relate to subcontracts associated with our government grants, which we expect will be fully reimbursed to us pursuant to those grants. We have no committed lines of credit and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Net Loss

We recorded a net loss of $464,200 for the three-month period ended September 30, 2016, as compared to $619,899 for the three-month period ended September 30, 2015. For the nine-month period ended September 30, 2016, we recorded a net loss of $2,336,314, as compared to a net loss of $1,996,556 for nine-month period ended September 30, 2015. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant Revenue

During the three-month and nine-month periods ended September 30, 2016, we recorded grant revenue of $440,106 and $653,986, respectively, as compared to $93,130 and $268,028, respectively, during the comparable periods of 2015. Grant revenues for these periods relate to grants and contracts from the NIH in support of our HIV vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is directly related to our expenditures for activities supported by the grants, and can fluctuate significantly based on the timing of the related expenditures. Increases in grant revenues of $346,976 and $385,958, respectively, for the three-month and nine-month periods were offset by increases in research and development expenses and in general and administrative expenses during those periods.

In September 2007, the NIH awarded us a grant entitled “GM-CSF-Adjuvanted Clade C DNA/MVA and MVA/MVA Vaccines”. The aggregate award (including subsequent amendments) totaled approximately $20.4 million. No revenues were recorded for this grant during the three-month and nine-month periods ended September 30, 2016, as compared to $-0- and $75,464, respectively, during the comparable periods of 2015. There are no unrecognized grant funds remaining and available for use pursuant to this grant as of September 30, 2016.

In July 2013, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Enhancing Protective Antibody Responses for a GM-CSF Adjuvanted HIV Vaccine.” The initial grant award was $276,690 for the first year of a two year project period beginning August 1, 2013. In July 2014, the NIH awarded us $289,641 for the second year of the project period. No revenues were recorded for this grant during the three-month and nine-month periods ended September 30, 2016, as compared to $54,067 and $153,501, respectively during the comparable periods of 2015. All funding pursuant to this grant has been utilized as of September 30, 2016.

In June 2015, the NIH awarded us a Small Business Innovative Research (SBIR) grant entitled “Directed Lineage Immunizations for Eliciting Broadly Neutralizing Antibody.” The initial grant award of $299,585 was for the first year of a two year project period beginning July 1, 2015. In June 2016, the NIH awarded us $294,038 for the second year of the project period, beginning July 1, 2016. We recorded grant revenues of $79,805 and $180,274 for the three-month and nine-month periods ended September 30, 2016, respectively, related to this grant. No revenues related to this grant were recorded during the three-month or nine-month periods ended September 30, 2015. There is approximately $214,233 in approved grant funds available as of September 30, 2016, which we expect to utilize during the remaining project period ending June 30, 2017.

In April 2016, the NIH awarded us an SBIR grant entitled “Enhancing Protective Antibody Responses for a DNA/MVA HIV Vaccine.” The initial grant award of $740,456 is for the first year of a two year project period beginning April 15, 2016, with a total budget of $1,398,615. We recorded grant revenues of $344,528 and $457,939 for the three-month and nine-month periods ended September 30, 2016, respectively, related to this grant. There is approximately $282,517 in approved grant funds available as of September 30, 2016, which we expect to utilize during the remaining first year budget period ending April 15, 2017.

In August 2016, the NIH awarded us a Staged Vaccine Development contract for the production of our preventive HIV vaccine for use in future clinical trials. The award includes a base contract of $199,442 for the initial twelve-month period beginning August 1, 2016 to support process development, as well as $7.6 million in additional development options that can be exercised by the NIH. We recorded revenues of $15,773 for the three-month and nine-month periods ended September 30, 2016 related to this contract, and there is approximately $183,669 in approved funds available as of September 30, 2016, which we expect to utilize during the remaining budget period ending July 31, 2017. Prior to the end of the initial twelve-month base period, we expect that NIH will exercise the first development option under the contract, which would provide approximately $1.5 million in additional funding for the period August 1, 2017 to January 31, 2018.

Research and Development

During the three-month and nine-month periods ended September 30, 2016, we recorded $683,939 and $1,519,519, respectively, of research and development expense as compared to $378,521 and $1,166,803, respectively, during the three-month and nine-month periods ended September 30, 2015. Research and development expense for the three-month and nine-month periods of 2016 includes stock-based compensation expense of $5,894 and $17,681, respectively, while the comparable periods of 2015 include stock-based compensation expense of $5,340 and $15,972, respectively (see discussion under “Stock-Based Compensation Expense” below). Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our grants from the NIH, the timing of costs associated with clinical trials being funding directly by us, and other factors.

We cannot predict the level of support we may receive from the HVTN, NIH, or other federal agencies (or divisions thereof) for our future clinical trials. We expect that our research and development costs will increase in the future as we expand our vaccine development programs and advance into later stages of development.

Our vaccine candidates still require significant, time-consuming and costly research and development, testing and regulatory clearances. Completion of clinical development will take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty, and intended use of a product candidate. The NIH has funded the costs of conducting all of our human clinical trials to date for our preventive HIV vaccine and we expect the NIH will provide support for additional trials (see discussion under “Liquidity and Capital Resources” above). We intend to seek government and/or third party support for future clinical human trials and for production of our vaccine product for use in clinical trials, but there can be no assurance that we will be successful.

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

General and Administrative Expense

During the three-month and nine-month periods ended September 30, 2016, we incurred general and administrative costs of $220,707 and $1,472,030, respectively, as compared to $335,932 and $1,102,262, respectively, during the comparable periods in 2015. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and other general corporate expenses. General and administrative expense for the three-month and nine-month periods of 2016 include stock-based compensation expense of $22,822 and $508,206, respectively; while the comparable periods of 2015 include stock-based compensation expense of $11,586 and $34,544, respectively (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $197,885 and $963,824 during the three-month and nine-month periods ended September 30, 2016, respectively, as compared to $324,346 and $1,067,718, respectively during the comparable periods of 2015. We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

For the three-month and nine-month periods ended September 30, 2016 and 2015, the components of stock-based compensation expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock option expense	$13,686	$16,926	$41,058	$50,516
Warrant modification expense	15,030	-	484,829	-
Total stock-based compensation expense	$28,716	$16,926	$525,887	$50,516

In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three-month and nine-month periods ended September 30, 2016 and 2015, stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Expense Allocated to:	2016	2015	2016	2015
General and administrative expense	$22,822	$11,586	$508,206	$34,544
Research and development expense	5,894	5,340	17,681	15,972
Total stock-based compensation expense	$28,716	$16,926	$525,887	$50,516

Other Income

Interest income for the three-month and nine-month periods ended September 30, 2016 was $340 and $1,249, respectively, as compared to $1,424 and $4,481, respectively, for comparable periods of 2015. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

Item 3     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEOVAX LABS, INC.
(Registrant)

Date: November 14, 2016	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal
financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (2)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (3)
3.1.3	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 2, 2013 (4)
3.1.4	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed May 13, 2015 (7)
3.1.5	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed June 14, 2016 (9)
3.2	Bylaws (1)
4.2.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed December 13, 2013 (5)
4.2.2	Form of Stock Certificate for the Series B Convertible Preferred Stock (5)
4.3.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed February 27, 2015 (6)
4.3.2	Form of Stock Certificate for the Series C Convertible Preferred Stock (6)
10.1	Form of Agreement to Amend and Exercise Series E Warrants and Related Matters dated February 15, 2016 (8)
10.2	Form of Agreement to Amend and Exercise Warrants dated August 19, 2016 (12)
10.3**	GeoVax Labs, Inc. 2016 Stock Incentive Plan (10)
10.4**	Form of Employee Stock Option Agreement (11)
10.5**	Form of Non-Qualified Stock Option Agreement (11)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101***

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three-month and nine-month periods ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on June 23, 2008.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 14, 2010.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 28, 2010.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 2, 2013.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed December 17, 2013.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 2, 2015.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 14, 2015.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed February 16, 2016.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 16, 2016.
(10)	Incorporated by reference from the registrant’s definitive Proxy Statement filed April 29, 2016.
(11)	Incorporated by reference from the registrant’s Current Report on Form 10-Q filed August 5, 2016.
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 22, 2016.