Form 10-K
period 2016-12-31
GeoVax Labs, Inc.
filed 2017-03-24
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For fiscal year ended December 31, 2016

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

Large accelerated filer ☐     Accelerated filer ☐          Non-accelerated filer ☐     Smaller reporting company     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2016, based on the closing price on that date was $2,582,623.

Number of shares of Common Stock outstanding as of March 21, 2017: 56,218,567

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III

ii

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

Overview

GeoVax Labs, Inc. (“GeoVax” or the “Company”) is a clinical-stage biotechnology company developing human vaccines against infectious diseases and cancer using a novel patented Modified Vaccinia Ankara-Virus Like Particle (MVA-VLP) vector vaccine platform. In this platform, MVA, a large virus capable of carrying several vaccine antigens, expresses highly effective VLP immunogens in the person being vaccinated. The platform elicits durable immune responses while providing the safety characteristics of a replication-defective vector.

Our current development programs are focused on preventive vaccines against Human Immunodeficiency Virus (HIV), Zika Virus, hemorrhagic fever viruses (Ebola, Sudan, Marburg, and Lassa), and malaria, as well as therapeutic vaccines for chronic Hepatitis B infections and cancers. Our most advanced vaccine program is focused on the clade B subtype of HIV prevalent in the larger commercial markets of the Americas, Western Europe, Japan and Australia; this program is currently undergoing human clinical trials.

Our corporate strategy is to advance and protect our vaccine platform and use its capabilities to design and develop an array of products. We aim to advance products through to human clinical testing, and to seek partnership or licensing arrangements for commercialization. We will also leverage third party resources through collaborations and partnerships for preclinical and clinical testing. Our current collaborators and partners include the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), the HIV Vaccines Trial Network (HVTN), Centers for Disease Control and Prevention (CDC), United States Army Research Institute of Infectious Disease (USAMRIID), Emory University, University of Georgia Research Foundation, University of Pittsburgh, Georgia State University Research Foundation, Peking University, University of Texas Medical Branch, Burnet Institute, American Gene Technologies, Inc., and Viamune, Inc.

We are incorporated in Delaware, and our offices and laboratory facilities are in Smyrna, Georgia (metropolitan Atlanta).

Our Technology

Vaccines typically contain agents (antigens) that resemble disease-causing microorganisms. Traditional vaccines are often made from weakened or killed forms of the virus or from its surface proteins. Many newer vaccines use recombinant DNA (deoxyribonucleic acid) technology to generate vaccine antigens in bacteria or cultured cells from specific portions of the DNA sequence of the target pathogen. The generated antigens are then purified and formulated for use in a vaccine. The most successful of these purified antigens have been non-infectious virus-like particles (VLPs) as exemplified by vaccines for hepatitis B (Merck's Recombivax® and GSK's Engerix®) and Papilloma viruses (GSK's Cervarix®, and Merck's Gardasil®). Our approach uses recombinant DNA or recombinant MVA to produce VLPs in the person being vaccinated (in vivo). In human clinical trials of our HIV vaccines, we have demonstrated that our VLPs, expressed from the cells of the person being vaccinated, are safe, yet elicit both strong and durable humoral and cellular immune response.

VLPs train the body's immune system to recognize and kill the authentic virus should it appear. VLPs also train the immune system to recognize and kill virus-infected cells to control infection and reduce the length and severity of disease. One of the biggest challenges with VLP-based vaccines is to design the vaccines in such a way that the VLPs will be recognized by the immune system in the same way as the authentic virus would be. When VLPs for enveloped viruses like HIV, Ebola, Marburg or Lassa fever are produced in vivo, they include not only the protein antigens, but also an envelope consisting of membranes from the vaccinated individual's cells. In this way, they are highly similar to the virus generated in a person's body during a natural infection. VLPs produced externally, by contrast, have no envelope; or, envelopes from the cultured cells (typically hamster or insect cells) used to produce them. We believe our technology provides distinct advantages by producing VLPs that more closely resemble the authentic virus, which in turn, allows the body's immune system to more readily recognize the virus. By producing VLPs in vivo, we also avoid potential purification issues associated with in vitro production of VLPs.

Ebola VLPs	HIV VLPs
Figure 1. Electron micrographs showing the VLPs elicited by GeoVax vaccines from human cells. Note that the Ebola VLPs on the left self-assemble into the rod-like shape of the actual Ebola virus, while the HIV VLPs shown on the right take on the spherical shape of the actual HIV virus. While below the resolution of these micrographs, both types of VLPs display what we believe to be the native form of their respective viral envelope glycoproteins which we believe is key to generating an effective immune humoral response.

We selected MVA for use as the live viral component of our vaccines because of its well-established safety record and because of the ability of this vector to carry sufficient viral proteins to produce VLPs. MVA was originally developed as a safer smallpox vaccine for use in immune-compromised people. It was developed by attenuating the standard smallpox vaccine by making over 500 passages of the virus in chicken embryos or chicken embryo fibroblasts, which resulted in a virus with limited ability to replicate in human cells, but did not compromise the ability of MVA to grow on avian cells, which are used for manufacturing the virus. The deletions also resulted in the loss of immune evasion genes which assist the spread of wild type smallpox infections, even in the presence of human immune responses.

Our MVA-VLP vaccine platform affords other unique advantages:

Safety: Our HIV vaccines have demonstrated outstanding safety in human clinical trials. Safety for MVA, generally, has been shown in more than 120,000 subjects in Europe, including immunocompromised individuals during the initial development of MVA and more recently with the development of MVA as a safer vaccine against smallpox.

Durability: Our technology raises highly durable (long-lasting) vaccine responses, the most durable in the field of vectored HIV vaccines. We hypothesize that elicitation of durable vaccine responses is conferred on responding B cells by the vaccinia parent of MVA, which raises highly durable responses for smallpox.

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

Our Product Development Pipeline

The table below summarizes the status of our product development programs, which are discussed in greater detail in the following pages.

Development Status
Program	Preclinical	Phase 1	Phase 2	Phase 3	Collaborator / Funding Sponsor
HIV-Clade B Preventive Vaccine	X	X	X		NIAID, HVTN
HIV-Clade B Immunotherapy	X	X			AGT
HIV-Clade C Preventive Vaccine	X				NIAID
Hemorrhagic Fever Vaccines	X				NIAID, USAMRIID
Zika Vaccine	X				CDC, Univ. of Georgia
Malaria Vaccine	X				Burnet Institute
Cancer Immunotherapy	X				Univ. of Pittsburgh, Viamune
Hepatitis B Immunotherapy	X				Georgia State Univ., Peking Univ.

Our HIV/AIDS Vaccine Program

About HIV/AIDS. HIV/AIDS is considered by many in the scientific and medical community to be the most lethal infectious disease in the world. An estimated 37 million people are living with HIV worldwide, with approximately 2.5 million newly infected annually. Approximately 39 million people infected with HIV have died since the 1981 start of the HIV pandemic. The United States currently has an estimated 1.2 million HIV-infected individuals, with approximately 50,000 new infections per year, a number that has remained virtually the same for 20 years. Alarmingly the fastest growing demographic for acquiring an HIV infection in the US is the 13 – 24-year-old group which is expanding at roughly 10% per year and will soon become the group with the highest total number of infections.

There are several AIDS-causing HIV virus subtypes, or clades, that are found in different regions of the world. These clades are identified as clade A, clade B and so on. The predominant clade found in Europe, North America, parts of South America, Japan and Australia is clade B, whereas the predominant clades in Africa are clades A and C. In India, the predominant clade is clade C. Genetic differences between the clades may mean that vaccines or treatments developed against HIV of one clade may only be partially effective or ineffective against HIV of other clades. Thus, there is often a geographical focus to designing and developing HIV vaccines.

At present, the standard approach to treating HIV infection is to inhibit viral replication through the use of combinations of drugs. Available drugs include reverse transcriptase inhibitors, protease inhibitors, integration inhibitors and inhibitors of cell entry. However, HIV is prone to genetic changes that can produce strains that are resistant to currently approved drugs. When HIV acquires resistance to one drug within a class, it can often become resistant to the entire class, meaning that it may be impossible to re-establish control of a genetically altered strain by substituting different drugs in the same class. Furthermore, these treatments continue to have significant limitations which include toxicity, patient non-adherence to the treatment regimens and cost. Thus, over time, viruses acquire drug-resistant mutations, and many patients develop intolerance to the medications or simply give up taking the medications due to cost, inconvenience or side effects.

Prevention of HIV infection remains a worldwide unmet medical need, even in the United States and other first world countries where effective antiretroviral therapies are available. There is no approved HIV vaccine. Current antiretroviral therapies do not eliminate HIV infection, requiring individuals to remain on antiretroviral drugs for their entire lives. Uptake and successful long term adherence to therapy is also limited. Only 30% of those infected with HIV in the US ultimately remain in HIV care with their viral load sufficiently suppressed to prevent spread of HIV. Furthermore, the financial burden to the US taxpayer for HIV education, prevention, and treatment costs borne through multiple federal agencies is more than $20 billion annually.

According to the International AIDS Vaccine Initiative (IAVI), the cost and complexity of new treatment advances for HIV/AIDS puts them out of reach for most people in the countries where treatment is most needed. In industrialized nations, where drugs are more readily available, side effects and increased rates of viral resistance have raised concerns about their long-term use. Vaccines are seen by many as the most promising way to end the HIV/AIDS pandemic. It is expected that vaccines, once developed, will be used universally and administered worldwide by organizations that provide healthcare services, including hospitals, medical clinics, the military, prisons and schools.

Our Preventive HIV Vaccine Program

Our most clinically advanced vaccine is GOVX-B11, designed to protect against the clade B subtype of the HIV virus prevalent in the Americas, Western Europe, Japan and Australia. GOVX-B11 consists of a recombinant DNA vaccine used to prime immune responses and a recombinant MVA vaccine used to boost the primed responses. Both the DNA and MVA vaccines produce non-infectious VLPs in the cells of the vaccinated person.

Phase 1 and phase 2a clinical trials of GOVX-B11 have been conducted by the HIV Vaccine Trials Network (HVTN). In these trials, totaling approximately 500 participants, GOVX-B11 was tested at various doses and regimens and was extremely well tolerated. The HVTN is the largest worldwide clinical trials network dedicated to the development and testing of HIV/AIDS vaccines. Support for the HVTN comes from the National Institute of Allergy and Infectious Diseases (NIAID), part of the NIH. The HVTN’s HIV Vaccine Trial Units are located at leading research institutions in 27 cities on four continents.

Considering prior results from the GeoVax vaccines in non-human primate studies and human trials, we believe that GOVX-B11 vaccine is ready for human efficacy trials. In January 2017 HVTN began the next human clinical trial (HVTN 114) in the path toward human efficacy trials. HVTN 114 will test the ability of late boosts to increase the antibody responses elicited by GOVX-B11. These “late boosts” will consist of the GeoVax MVA vaccine with or without a gp120 protein vaccine. HVTN 114 is being conducted by HVTN with funding from NIAID. Information from this trial will contribute to the design of additional human clinical trials testing our vaccine in the presence and absence of the gp120 proteins. During 2016, NIAID also awarded us a Staged Vaccine Development contract of up to $7.8 million for production of the DNA vaccine component of GOVX-B11 in sufficient quantities for use in future clinical trials.

Clade C Preventive HIV Vaccine Program. We also are developing DNA/MVA vaccines designed for use against the clade C subtype of HIV that predominate in South Africa and India. NIAID has awarded us Small Business Innovative Research (SBIR) grants in support of this effort.

Our HIV Immunotherapy Program

Finding a cure for HIV/AIDS remains an elusive goal. Current antiretroviral therapies (ART), though highly effective at suppressing HIV viral load, are unable to eliminate latent forms of HIV that are invisible to the immune system and inaccessible to antiretroviral drugs. And the long-term use of ART can lead to loss of drug effectiveness and can come with severe side effects. The lifetime medical costs of treating an HIV-infected patient in the U.S. is estimated to exceed $500,000. Therefore, any new treatment regimen that allows patients to reduce, modify, or discontinue their antiretroviral therapy can offer measurable quality of life benefits to the patient and tremendous value to the marketplace.

In March 2017, we entered into a collaboration with American Gene Technologies, Inc. (AGT) whereby AGT intends to conduct a Phase 1 human clinical trial with our combined technologies. The GeoVax vaccine will be used to stimulate virus-specific CD4 T cells in vivo, which will then be harvested from the patient, genetically modified ex vivo using AGT’s technology, and reinfused to the patient. The primary objectives of the trial will be to assess the safety and efficacy of the therapy, with secondary objectives to assess the immune responses as a measure of efficacy. The overall goal of the program will be to develop a functional cure for HIV infection.

In a previous phase 1 clinical trial (GV-TH-01), we demonstrated that our vaccine can potently stimulate production of CD4+ T cells in HIV infected patients– the intended use of the MVA-VLP HIV vaccine in the proposed AGT study.

Our Hemorrhagic Fever Vaccine Program

About Ebola, Sudan, Marburg and Lassa fever viruses. Ebola (EBOV, formerly designated as Zaire ebolavirus), Sudan (SUDV), and Marburg viruses (MARV) are the current most virulent species of the Filoviridae family. They can cause up to a 90% fatality rate in humans, and are epizootic in Central and West Africa with 28 outbreaks since 1976. The 2013-16 Ebola outbreak caused 28,616 cases and 11,310 deaths (40% fatal). Additional outbreaks are certain due to indigenous reservoirs of the virus (e.g. fruit bats).

Lassa fever virus (LASV), a member of the Arenaviridae family, also causes severe and often fatal hemorrhagic illnesses in an overlapping region with Ebola. In contrast to the unpredictable epidemics of filoviruses, LASV is endemic in West Africa with an annual incidence of >300,000 infections, resulting in 5,000-10,000 deaths. Data from a recent study suggest that the number of annual LASV cases may be much higher, reaching three million infections and 67,000 deaths, putting as many as 200 million persons at risk.

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

We believe an ideal vaccine against major filoviruses and LASV must activate both humoral and cellular arms of the immune system. It must include the induction of antibodies to slow the initial rate of infection and a cellular immune response to help clear the infection. Moreover, it must address strain variations by providing broad coverage against potential epizootic filovirus strains, and it must be safe not only in healthy individuals (e.g. travelers or health care workers), but also in immunocompromised persons (e.g., HIV infected) and those with other underlying health concerns.

Despite significant progress being made with some experimental vaccines in clinical trials, none have been fully tested for both safety and efficacy. The replication competent rVSV-ZEBOV showed safety concerns in Phase 1 trials and by virtue of being replication competent could pose threats to immunocompromised individuals, such as those infected with HIV. The less advanced adeno-vectored vaccine candidates may require relatively cumbersome heterologous prime/boost regimens, for example with MVA, to elicit durable protective immunity. The use of Ad5 vectors also has been associated with concerns over increased susceptibility to HIV infection in areas with high HIV incidence. Even with rVSV-ZEBOV showing promise in the 2013-2015 epidemic, the world would benefit by being prepared with a multivalent, as well as safer vaccine, to prevent or alleviate the effects of the next epidemic.

Our Vaccines. To address the unmet need for a product that can respond to future filovirus epidemics and potentially end LASV infections in West Africa, we are developing an innovative Tetravalent Vaccine (TV) utilizing our proven MVA-VLP platform. We are addressing strain variations, and induction of broad humoral and cellular response through development of 4 monovalent vaccines, which can be blended to provide broad coverage, potentially with a single dose. The MVA vector is highly safe, having originally been developed for use in immunocompromised individuals as a smallpox vaccine.

Our TV vaccine is expected to not only protect at-risk individuals against EBOV, SUDV, MARV, and LASV, but also potentially reduce or modify the severity of other re-emerging filovirus pathogens such as Bundibugyo, Ivory Coast, and Reston viruses, based on antigenic cross reactivity and the elicitation of T cells to the more conserved matrix proteins. Thus, the GeoVax MVA-VLP-TV approach offers a unique combination of advantages to achieve breadth and safety of a pan-filo/LASV vaccine. In addition to protecting people in Africa, it is intended to prevent the spread of disease to the US, and for preparedness against terrorist release of any of bio-threat pathogens. The initial markets for the TV vaccine are both NGOs such as the GAVI vaccine alliance and the Bill & Melinda Gates Foundation, as well as US and foreign governments.

Our initial preclinical studies in rodents and nonhuman primates for our first vaccine candidate (EBOV) have shown 100% protection against a lethal dose of Ebola virus upon a single immunization.

Our Zika Virus Vaccine Program

About Zika Virus. Zika disease is a rapidly spreading emerging infection caused by the Zika virus (ZIKV) and has been linked to an increase in microcephaly in infants and Guillain-Barre syndrome (a neurodegenerative disease) in adults. ZIKV is a member of the Flaviviridae family, which includes medically important pathogens such as dengue fever, yellow fever, Japanese encephalitis, tick-borne encephalitis, and West Nile viruses. ZIKV, which was first discovered in 1947 in the Zika forest of Uganda, was considered only a minor public health concern for 60 years. Recently, with its appearance and rapid spread in the Americas, it has emerged as a serious threat with pandemic potential. Symptoms of Zika infection have historically been mild. In the recent epidemic, however, an alarming association between ZIKV infection and fetal brain abnormalities including microcephaly has been observed. No approved preventive or therapeutic products are currently available to fight the Zika epidemic. Public health officials recommend avoiding exposure to ZIKV, delaying pregnancy, and following basic supportive care (fluids, rest, and acetaminophen) after infection. A vaccine is urgently needed to prevent a Zika pandemic.

Our Vaccine. To address the unmet need for a ZIKV vaccine, we are developing novel vaccine candidates constructed in our MVA live vector platform, which has already shown great promise in our HIV and Ebola vaccines. We believe that, unlike other vaccines in development, the GeoVax vaccine combines a highly potent, yet safe, replication deficient viral vector (MVA) to deliver novel antigens of ZIKV to develop a single-dose vaccine. MVA has an outstanding safety record, which is particularly important given the need to include women of child-bearing age and newborns among those being vaccinated. We expect these features to yield a safe and highly effective vaccine that is well suited to provide potent and durable immunity against ZIKV infection.

We are also collaborating with the US Centers for Disease Control (CDC) to develop a lethal challenge model in mice to test our vaccine candidates and with the University of Georgia (UGA) for additional mouse studies. We have demonstrated 100% protection in mice against a lethal challenge after a single dose vaccination. ZIKV and reagents are supplied by the University of Texas Medical Branch (UTMB). Working with multiple collaborators and multiple candidate vaccines, we will manage risk by providing multiple paths toward the selection of the best vaccine candidate.

Our Malaria Vaccine Program

About Malaria. Malaria is a mosquito-borne disease caused by Plasmodium parasites. Symptoms are fever, chills, sweating, vomiting and flu-like illness. If untreated, severe complications (severe anemia, cerebral malaria and organ failure) will lead to death. Over 3 billion people in 106 countries and territories live at risk of malaria infection. According to the latest estimates from the World Health Organization (WHO), 214 million new cases of malaria were recorded worldwide in 2015, resulting in 438,000 deaths. There are 1,500 cases in the US each year (travelers returning home). Children under five years of age are particularly susceptible to malaria illness, infection, and death. In 2015, malaria killed an estimated 306,000 children. Current treatments include bed net distributions, drug treatment and mosquito spraying. Malaria parasite develop resistance to drugs and insecticides. Even though vaccines have shown to be the most cost effective ways to fight and eliminate infectious diseases (Smallpox, polio, etc.), and many decades of research and development, there is no commercial malaria vaccine at the present time. Even a vaccine with efficacy of 30-50% will prevent hundreds of thousands of deaths annually. Current vaccine candidates generally consist of subunit proteins, are poorly immunogenic, based on limited number of antigens (generally 4-5 antigens), do not target multi stages of parasite life cycle, and do not induce strong durable functional antibodies and T cell responses. Therefore, identification of appropriate antigens and vaccine technologies is critical for development of an effective malaria vaccine.

Our Vaccine Approach. An ideal malaria vaccine candidate should contain antigens from multiple stages of malaria life cycle, should induce functional antibodies (predominantly IgG1 and IgG3 subtypes shown to be associated with protection) and strong cell mediated immunity (e.g. Th1 biased CD4+ ad CD8+) to reduce parasitemia by clearing infected cells (liver cells or erythrocytes)). We have shown (in animal models and humans) that MVA-VLP vaccines induce a Th1 biased response with both durable functional antibodies (IgG1 and IgG3) and CD4+ and CD8+ T cell responses both of which are hallmarks of an ideal malaria vaccine.

GeoVax has established a collaboration with the Burnet Institute, a leading infectious diseases research institute in Australia, for the development of a vaccine to prevent malaria infection. The project includes the design, construction, and characterization of multiple malaria vaccine candidates using GeoVax’s MVA-VLP vaccine platform combined with malaria Plasmodium falciparum and Plasmodium vivax sequences identified by the Burnet Institute. The vaccine design, construction, and characterization will be performed at GeoVax with further characterization and immunogenicity studies in animal models conducted at Burnet Institute using their unique functional assays that provide key information on vaccine efficacy.

Our Hepatitis B Vaccine Program

About Hepatitis B Disease. Hepatitis B is a contagious liver disease caused by the Hepatitis B virus (HBV). It is transmitted person-to-person by blood, semen, or other bodily fluids. This can happen through sexual contact, needle sharing, or mother to infant transmission during birth. For some people, Hepatitis B is an acute (or short-term) illness; but for others, it can become a long-term, chronic infection that may lead to serious health issues like cirrhosis or liver cancer. The risk of chronic infection is related to age at infection. Approximately 90% of infected infants will develop chronic infections. As a child gets older, the risk decreases. Approximately 25%–50% of children infected between the ages of 1 and 5 years will develop chronic hepatitis. The risk drops to 6%–10% when a person is infected at over 5 years of age. Worldwide, most people with chronic Hepatitis B were infected at birth or during early childhood.

The CDC estimates that between 700,000 to 1.4 million people in the United States have chronic HBV infections, with an estimated 20,000 new infections every year. Many people are unaware that they are infected or may not show any symptoms. Therefore, they never seek the attention of medical or public health officials. Globally, chronic Hepatitis B affects more than 240 million people and contributes to nearly 686,000 deaths worldwide each year. Even though a preventive HBV vaccine is available, less than 5% of chronic HBV infections are cured.

Our Hepatitis B Vaccine Approach. There is a clear medical need to treat chronic HBV infections, which affect hundreds of millions of people around the world, many of whom die due to complications of HBV including cirrhosis and cancer. Multiple vaccines exist to protect against HBV infection, but they cannot help patients already diagnosed with the disease. Although chronic HBV can be treated with drugs, the treatments do not cure 95% of patients; they cannot induce strong neutralizing antibodies and cellular responses needed to break tolerance to HBV antigens and clear infections, but only suppress the replication of the virus. Therefore, most people who start treatments must continue with them for life. Moreover, diagnosis and treatment options are very limited in resource/low income-constrained populations, which leads to many patients succumbing within months of diagnosis.

Our combination therapeutic vaccine strategy is comprised of multivalent vaccine antigens delivered by DNA and MVA-VLP in combination with the standard-of-care treatment to induce functional antibodies and CD4+, CD8+ T cell responses to clear infection and break tolerance needed toward a functional cure. Our goal is to significantly increase the current cure rate of HBV infections while reducing the duration of drug therapy, overall treatment costs, side effects, and potential drug resistance.

We are collaborating with Georgia State University Research Foundation (GSU) to advance the development of a therapeutic vaccine for treatment of chronic HBV infections. The project includes the design, construction, characterization and animal testing of multiple vaccine candidates using our MVA-VLP vaccine platform. Vaccine antigens include both GeoVax and GSU’s proprietary designed sequences. The vaccine design, construction, and characterization will be performed at GeoVax with further characterization and immunogenicity studies in mice conducted at GSU in collaboration with the Shenzhen Graduate School of Peking University. Unique functional assays developed by Dr. Ming Luo, Professor in the Department of Chemistry at Georgia State University, and performed at Peking University will provide key information on vaccine efficacy.

Our Cancer Immunotherapy Program

About Cancer Immunotherapy. Cancer is the second most common cause of death in the US, exceeded only by heart disease. Its global burden is expected to rise to 22 million new cases per year by 2030. Currently, there is only one FDA approved cancer vaccine, PROVENGE® (sipuleucel-T). PROVENGE® is a personalized therapy for prostate cancer patients, which prolongs survival times by about 4 months. However, the field of immune-oncology has received new momentum with the discovery and initial launch of monoclonal antibodies (Mabs) called immune checkpoint inhibitors (ICIs). Tumors hijack the body’s natural immune checkpoints by over expressing immune checkpoint ligands (proteins that bind to and activate the inhibitory activity of immune checkpoints), as a mechanism of immune resistance, especially against the T cells that are specific for tumor antigens and can kill cancer cells. ICIs block the interaction of Immune checkpoints with their ligands on tumor cells, allowing poorly functional T cells to resume proliferation, cytokine production and killing of tumor cells.

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

Our Immuno-Oncology Development Efforts. GeoVax has established a collaboration with Dr. Olivera Finn, a leading expert in cancer immunotherapy at the University of Pittsburgh. Dr. Finn was the first to show that many tumors express an abnormal form of cell surface-associated Mucin 1 (MUC1) protein that is recognized by the immune system as foreign. Given this, we are developing our MVA-VLP vaccine platform to deliver abnormal forms of MUC1 with the goal of raising protective anti-tumor antibodies and T cell responses in cancer patients.

We are also collaborating with ViaMune, Inc., which has developed a fully synthetic MUC1 vaccine candidate (MTI). The collaboration will assess each companies’ vaccine platform, separately, and in combination, with the goal of developing a tumor MUC1 vaccine that can produce a broad spectrum of anti-tumor antibody and T cell responses. The resulting MUC1 vaccine will be combined with ICIs as a novel vaccination strategy for cancer patients with advanced MUC1+ tumors.

We have produced an MVA-VLP-Muc1 vaccine candidate, demonstrated VLP production by electron microscopy using MUC1 immunogold staining, and showed that the VLPs express hypo-glycosylated form of MUC1 in human cell lines. Preclinical proof of concept is being demonstrated through our collaboration with ViaMune and University of North Carolina at Charlotte, using engineered murine human MUC1 models. Depending on the outcome of the preclinical studies, we anticipate that within 2 years we will be able to file an IND with the FDA and initiate a Phase 1 trial in a limited number of cancer patients.

Support from the United States Government

Grants and Contracts. We have been the recipient of multiple federal grants and contracts in support of our vaccine development programs. Our most recent awards are as follows:

Staged Vaccine Development Contract. In August 2016, NIAID awarded us a Staged Vaccine Development contract to produce our preventive HIV vaccine for use in future clinical trials. The award includes a base contract of $199,442 for the initial twelve-month period beginning August 1, 2016 to support process development, as well as $7.6 million in additional development options that can be exercised by NIAID. Prior to the end of the initial twelve-month base period, we expect that NIAID will exercise the first development option under the contract, which would provide approximately $1.5 million in additional funding for the period August 1, 2017 to January 31, 2018 for the next stage of manufacturing

SBIR Grant No. 2R44AI106422-03. In April 2016, NIAID awarded us a Small Business Innovation Research (SBIR) grant entitled “Enhancing Protective Antibody Responses for a DNA/MVA HIV Vaccine.” The initial grant award was $740,456 for the first year of a two-year project period beginning April 15, 2016, with a total project budget of $1,398,615. In March 2017, NIAID awarded us $658,159 for the second year of the project period.

SBIR Grant No. 1R43AI120887-01/02. In June 2015, NIAID awarded us an SBIR grant entitled “Directed Lineage Immunizations for Eliciting Broadly Neutralizing Antibody.” The initial grant award was $299,585 for the first year of a two-year project period beginning July 1, 2015. In June 2016, NIAID awarded us $294,038 for the second year of the project period.

SBIR Grant No. 5R43AI106422-01-02. In July 2013, NIAID awarded us an SBIR grant entitled “Enhancing Protective Antibody Responses for a GM-CSF Adjuvanted HIV Vaccine.” The initial grant award was $276,690 for the first year of a two-year project period beginning August 1, 2013. In July 2014, the NIH awarded us $289,641 for the second year of the project period.

Clinical Trial Support. All our human clinical trials to date for our preventive HIV vaccines, including the recently initiated HVTN 114 trial, have been conducted by the HVTN and funded by NIAID. This financial support has been provided by NIAID directly to the HVTN, so has not been recognized in our financial statements, and we do not know the cost of these trials.

Other Federal Support. We have been the recipient of additional in-kind federal support through collaborative and intramural arrangements with CDC for our Zika vaccine program, the Rocky Mountain Laboratory facility of NIAID for our hemorrhagic fever virus vaccine program, and the United States Army Medical Research Institute of Infectious Diseases (USAMRIID) for our hemorrhagic fever virus vaccine program. This support generally has been for the conduct or support of preclinical animal studies on our behalf.

Regulations

Regulation by governmental authorities in the United States and other countries is a significant factor in our ongoing research and development activities and in the manufacture of our products under development. Complying with these regulations involves considerable expertise, time and expense.

In the United States, drugs are subject to rigorous federal and state regulation. Our products are regulated under the Federal Food, Drug and Cosmetic Act, as amended (FD&C Act), and the regulations promulgated thereunder, and other federal and state statutes and regulations. These laws govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of medications and medical devices. Product development and approval within this regulatory framework is difficult to predict, takes several years and involves great expense. The steps required before a human vaccine may be marketed in the United States include:

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

Each of these steps is described further below. Before marketing any drug or biologic for human use in the US, the product sponsor must obtain FDA approval. In addition, each manufacturing establishment must be registered with the FDA and must pass a Pre-Approval Inspection (PAI) before introducing any new drug or biological product into commercial distribution. Because GeoVax does not manufacture vaccines for human use within our own facilities, we must ensure compliance both in our own operations and in the outsourced manufacturing operations. All FDA-regulated manufacturing establishments (both domestic establishments and foreign establishments that export products to the United States) are subject to inspections by the FDA and must comply with the FDA’s Good Manufacturing Practices for products, drugs and devices.

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

We currently rely and intend to continue to rely on third-party contract manufacturers to produce vaccines needed for research and clinical trials. We have arrangements with third party manufacturers for the supply of our DNA and MVA vaccines for use in our planned clinical trials. These suppliers operate under the FDA’s Good Manufacturing Practices and (in the case of European manufacturers) similar regulations of the European Medicines Agency. We anticipate that these suppliers will be able to provide sufficient vaccine supplies to complete our currently planned clinical trials. Various contractors are generally available in the United States and Europe for manufacture of vaccines for clinical trial evaluation, however, it may be difficult to replace existing contractors for certain manufacturing and testing activities and costs for contracted services may increase substantially if we switch to other contractors.

Competition

The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be competitive with our products. There are several multinational pharmaceutical companies and large biotechnology companies currently marketing or pursuing the development of products or product candidates targeting the same indications as our product candidates. The number of companies seeking to develop products and therapies for the treatment of unmet needs in these indications is likely to increase. Some of these competitive products and therapies are based on scientific approaches that are the same as, or similar to, our approaches, and others are based on entirely different approaches.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Our competitors’ products may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. We expect any products that we develop and commercialize to compete based on, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third party payers.

There are currently no FDA licensed and commercialized HIV vaccines, Zika vaccines, or hemorrhagic fever virus vaccines available in the world market. We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, which are actively engaged in vaccine research and development in these areas. For hemorrhagic fever viruses, these include NewLink Genetics and Merck, Johnson & Johnson, Novavax, Profectus Biosciences, Protein Sciences, Inovio and GlaxoSmithKline. For HIV, these include Sanofi, GlaxoSmithKline, and Johnson & Johnson. Other HIV vaccines are in varying stages of research, testing and clinical trials including those supported by the NIH Vaccine Research Center, the U.S. Military, IAVI, the European Vaccine Initiative, and the South African AIDS Vaccine Initiative. For Zika, these include NewLink Genetics, Inovio, Sanofi, Merck, Butantan Institute and NIH (NIAID).

There are numerous FDA-approved treatments for HIV, primarily antiretroviral therapies, marketed by large pharmaceutical companies. Currently, there are no approved therapies for the eradication of HIV. We expect that major pharmaceutical companies that currently market antiretroviral therapy products or other companies that are developing HIV product candidates may seek to develop products for the eradication of HIV.

There are currently no commercialized vaccines to treat chronic HBV infection. Multiple vaccines exist to protect against HBV infection, but they cannot help patients already diagnosed with the disease. Although chronic HBV can be treated with drugs, the treatments do not cure 95% of patients; they cannot induce strong neutralizing antibodies and cellular responses needed to break tolerance to HBV antigens and clear infections, but only suppress the replication of the virus.

There are currently no commercialized vaccines to prevent malaria infection A first generation infection-blocking malaria vaccine, RTS,S, is under regulatory review. It requires 4 doses and has been recommended by the WHO for pilot implementation studies. Since this vaccine is based on a single antigen and has modest efficacy (30-40%, depending on the age of subjects), the WHO has defined a Road Map for developing and licensing of next generation malaria vaccines. These vaccines are expected to contain multiple antigens designed to block both infection and transmission of malaria with at least a 75% efficacy rate.

A number of companies are developing various types of therapeutic vaccines or other immunotherapy approaches to treat cancer including Advaxis, Immune Design, Oncothyreon, Bavarian Nordic, Roche Pharmaceuticals, Merck & Co, Bristol Myers Squibb, AstraZeneca plc, and Medimmune, LLC.

Our Intellectual Property

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are described by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, we are pursuing and will continue to pursue patent protection for our proprietary technologies obtained or developed through our collaborations or developed by us alone. Our patent portfolio, described more fully below, includes applications directed to DNA and MVA based HIV vaccines, their genetic inserts expressing multiple HIV protein components, composition, structure, claim of immunization against multiple subtypes of HIV, routes of administration, safety and other related factors and methods of therapeutic and prophylactic use thereof including administration regimes. Also included are applications directed to preventive vaccines against hemorrhagic fever viruses (Ebola, Sudan, Marburg and Lassa), Zika virus and malaria, and use thereof; immuno-oncology vaccine compositions and methods of use thereof; and therapeutic vaccines against HBV and use thereof. We are the licensee of at least nine issued or allowed U.S. patents and at least fourteen issued or allowed non-U.S. patents. We are actively pursuing five U.S. provisional applications and two international patent applications as the owner of record, in addition to at least four U.S. patent applications and at least fourteen non-U.S. patent applications in five jurisdictions under license.

We are the exclusive, worldwide licensee of several patents and patent applications, which we refer to as the Emory Technology, owned, licensed or otherwise controlled by Emory University for HIV or smallpox vaccines pursuant to a license agreement originally entered into on August 23, 2002 and restated on June 23, 2004 (the “Emory License”). Through the Emory License we are also a non-exclusive licensee of four issued United States patents owned by the NIH related to the ability of our MVA vector vaccine to operate as a vehicle to deliver HIV virus antigens, and to induce an immune response in humans. The four issued United States patents owned by the NIH expire in 2023. All our obligations with respect to the NIH-owned MVA patents are covered by the Emory License. The Emory License expires on the expiration date of the last to expire of the patents licensed thereunder including those that are issued on patents currently pending. We will not know the final termination date of the Emory License until such patents are issued. The Company may terminate the Emory University License upon 90 days’ written notice. The Emory License also contains standard provisions allowing Emory University to terminate upon breach of contract by the Company or upon the Company’s bankruptcy. We may only use the Emory Technology for therapeutic or prophylactic HIV or smallpox vaccines. Emory University also reserved the right to use the Emory Technology for research, educational and non-commercial clinical purposes. Due to the use of federal funds in the development of the Emory Technology, the U.S. Government has the irrevocable, royalty-free, paid-up right to practice and have practiced certain patents throughout the world, should it choose to exercise such rights.

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

●

Royalties. Upon commercialization of products covered by the Emory License, we will owe royalties to Emory University of between 5% and 7.5%, depending on annual sales volume, of net sales made directly by GeoVax. The Emory License also requires minimum annual royalty payments of $3 million in the third year following product launch, increasing annually to $12 million in the sixth year. If we sublicense a covered product to a third party, we will owe royalties to Emory University based on all cash or noncash compensation we receive from our sublicensees. Those royalties will be 19% of all sublicensing consideration we receive prior to the first commercial sale of a related product. Commencing with the first commercial sale, the royalty owed to Emory University will be 27.5% of all sublicensing consideration we receive.

●

Patent Reimbursements. During the term of the Emory License, we are obligated to reimburse Emory University for ongoing third party costs in connection with the filing, prosecution and maintenance of patent applications subject to the Emory License. The expense associated with these ongoing patent cost reimbursements amounted to $50,186, $113,914, and $179,958 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Research and Development

Our expenditures for research and development activities were $1,970,859, $1,693,102, and $1,812,969 during the years ended December 31, 2016, 2015 and 2014, respectively. As our vaccines continue to go through the process to obtain regulatory approval, we expect our research and development costs to increase. We have not yet formulated any plans for marketing and sales of any vaccine candidate we may successfully develop. Compliance with environmental protection laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position to date.

Scientific Advisors

We seek advice from our Scientific Advisory Board, which consists of a number of leading scientists, on scientific and medical matters. The current members of our Scientific Advisory Board are:

Name	Position/Institutional Affiliation
Thomas P. Monath, MD	Chief Scientific Officer, BioProtection Systems
Stanley A. Plotkin, MD	Professor Emeritus, University of Pennsylvania
Adjunct Professor, Johns Hopkins University
Barney S. Graham, MD, PhD	Senior Investigator, Vaccine Research Center, NIAID
Scott C. Weaver, PhD	Director, University of Texas Medical Branch Institute for Human Infections and Immunity
Scientific Director, Galveston National Laboratory
Olivera J. Finn, PhD	Distinguished Professor of Immunology and Surgery, University of Pittsburgh

Properties and Employees

We lease approximately 8,400 square feet of office and laboratory space located at 1900 Lake Park Drive, Suite 380, Smyrna, Georgia under a lease agreement which expires on December 31, 2017. We believe this space is adequate for our current needs and we expect to renew the lease on a short-term basis. We may experience an adverse impact on our business if we are unable to access suitable facilities for our offices and laboratories. As of March 15, 2017, we had seven full-time and four part-time employees. None of our employees are covered by collective bargaining agreements and we believe that our employee relations are good.

Corporate Background

Our primary business is conducted by our wholly-owned subsidiary, GeoVax, Inc., which was incorporated under the laws of Georgia in June 2001. The predecessor of our parent company, GeoVax Labs, Inc. (the reporting entity) was originally incorporated in June 1988 under the laws of Illinois as Dauphin Technology, Inc. (“Dauphin”). In September 2006, Dauphin completed a merger with GeoVax, Inc. As a result of the merger, GeoVax, Inc. became a wholly-owned subsidiary of Dauphin, and Dauphin changed its name to GeoVax Labs, Inc. In June 2008, the Company was reincorporated under the laws of Delaware. We currently do not conduct any business other than GeoVax, Inc.’s business of developing new products for the treatment or prevention of human diseases. Our principal offices are in Smyrna, Georgia (metropolitan Atlanta).

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

We have had no product revenue to date and there can be no assurance that we will ever generate any product revenue. We have experienced operating losses since we began operations in 2001. As of December 31, 2016, we had an accumulated deficit of approximately $35.7 million. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, pre-clinical, clinical, manufacturing and marketing efforts expand. Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of our product candidates, conduct pre-clinical tests and clinical trials, obtain the necessary regulatory approvals, and manufacture and market the resulting products. Unless we are able to successfully meet these challenges, we will not be profitable and may not remain in business.

We have received a going concern opinion from our auditors.

We have received a "going concern" opinion from our independent registered public accounting firm, reflecting substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. If we are unable to achieve or sustain profitability or to secure additional financing on acceptable terms, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms.

Our business will require continued funding. If we do not receive adequate funding, we will not be able to continue our operations.

To date, we have financed our operations principally through the sale of our equity securities and through NIH grants and clinical trial support. We will require substantial additional financing at various intervals for our operations, including clinical trials, operating expenses, intellectual property protection and enforcement, for pursuit of regulatory approvals, and for establishing or contracting out manufacturing, marketing and sales functions. There is no assurance that such additional funding will be available on terms acceptable to us or at all. If we are not able to secure the significant funding that is required to maintain and continue our operations at current levels, or at levels that may be required in the future, we may be required to delay clinical studies or clinical trials, curtail operations, or obtain funds through collaborative arrangements that may require us to relinquish rights to some of our products or potential markets.

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

Our operations are also partially supported by the NIH grants awarded to us to support our HIV/AIDS vaccine program. As of December 31, 2016, there was approximately $505,000 of unused grant funds remaining and available for use during 2017. We are pursuing additional support from the federal government for our vaccine programs. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Furthermore, there is some risk that actual funding for grants could be delayed, cut back, or eliminated due to government budget constraints. Therefore, it will be necessary for us to look to other sources of funding to finance our development activities.

We expect that our current working capital, combined with proceeds from the grants awarded to us from the NIH will be sufficient to support our planned level of operations into the second quarter of 2017. We will need to raise additional funds to significantly advance our vaccine development programs and to continue our operations. In order to meet our operating cash flow needs we plan to seek sources of non-dilutive capital through government grant programs and clinical trial support. We may also plan additional offerings of our equity securities, debt, or convertible debt instruments. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

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

Many pharmaceutical products cause multiple potential complications and side effects, not all of which can be predicted with accuracy and many of which may vary from patient to patient. Long term follow-up data may reveal previously unidentified complications associated with our products. The responses of potential physicians and others to information about complications could materially affect the market acceptance of our products, which in turn would materially harm our business.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. We are not able to provide assurance that the continued healthcare reform debate will not result in legislation, regulation or executive action by the President of the United States that is adverse to our business.

We may not be successful in establishing collaborations for product candidates we seek to commercialize, which could adversely affect our ability to discover, develop, and commercialize products.

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

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our vaccines, it is less likely that they will be widely used.

Market acceptance of vaccines we develop, if approved, will depend on reimbursement policies and may be affected by, among other things, future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for or any vaccines that we may develop. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for our vaccines. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize vaccines that we develop.

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

United States companies trading on the OTC Market must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act. If we fail to remain current on our reporting requirements, we could be removed from the OTC Market. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

We need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

In order to meet our operating cash flow needs we plan additional offerings of our equity securities, debt, or convertible debt instruments. The sale of additional equity securities could result in additional dilution to our stockholders. Certain equity securities, such as convertible preferred stock or warrants, may contain anti-dilution provisions which could result in the issuance of additional shares at lower prices if we sell other shares below specified prices. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure investors that financing will be available in amounts or on terms acceptable to us, if at all.

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

Our outstanding options and warrants include warrants to purchase up to 30,656,243 shares with an exercise price of $0.05 per share. These warrants contain anti-dilution provisions, which may, under certain circumstances, reduce the exercise price (but have no effect on the number of shares subject to the warrants) to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the exercise price of the warrants, or if we announce plans to do so. This potential reduction in exercise price could reduce the funds the Company receives upon exercise of the warrants, and increase the likelihood that a dilutive issuance will occur.

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

Our outstanding warrants include warrants to purchase up to 30,656,243 shares which contain provisions permitting the holders to require the payment to them of an amount of cash equal to the value (based on a Black-Scholes computation) of the remaining unexercised portion of the warrants on the date of the consummation of a fundamental transaction (as defined, but generally a change in control of the Company) that is (i) an all cash transaction, (ii) a “going private” transaction, or (ii) a transaction involving a person or entity not traded on a national securities exchange.  The prospect of making such payments may discourage a potential third party acquirer.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We lease approximately 8,400 square feet of office and laboratory space located at 1900 Lake Park Drive, Suite 380, Smyrna, Georgia under a lease agreement which expires on December 31, 2017. We believe this space is adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTCQB Market under the symbol “GOVX”. The following table sets forth the high and low bid prices for our common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions. On March 21, 2017, the last reported sale price for our common stock as reported in the OTCQB Market was $0.07 per share.

	High	Low
2017
First Quarter (through March 21, 2017)	$0.07	$0.04
2016
Fourth Quarter	$0.08	$0.05
Third Quarter	$0.11	$0.07
Second Quarter	$0.09	$0.06
First Quarter	$0.14	$0.05
2015
Fourth Quarter	$0.14	$0.07
Third Quarter	$0.18	$0.12
Second Quarter	$0.20	$0.15
First Quarter	$0.24	$0.14

Holders

On March 21, 2017, there were approximately 425 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2016 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	2,513,975	$1.60	1,206,025
Equity compensation plans not approved by stockholders	985,500	$0.20	-0-

A description of our equity compensation plans can be found in footnotes 2 and 9 to our 2016 consolidated financial statements.

ITEM 6.        SELECTED FINANCIAL DATA

The following selected financial data as of and for each of the five years ended December 31, 2016 are derived from our audited consolidated financial statements. The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information set forth below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the related notes, beginning on page F-1.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Total revenues (grant income)	$828,918	$428,081	$882,956	$2,417,550	$2,657,327
Net loss	(3,271,701)	(2,689,287)	(2,733,555)	(2,284,943)	(2,135,140)
Basic and diluted net loss per common share	(0.08)	(0.08)	(0.10)	(0.11)	(0.12)

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	610,217	1,331,593	1,333,198	2,839,576	1,477,970
Total stockholders’ equity	240,370	1,204,603	1,146,175	2,527,227	1,150,935

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Financial Data” and our consolidated financial statements and the related notes beginning on page F-1. This discussion contains forward-looking statements that involve risks and uncertainties because they are based on current expectations and relate to future events and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements because of many important factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

GeoVax is a clinical-stage biotechnology company developing human vaccines against infectious diseases and cancer using a novel patented Modified Vaccinia Ankara-Virus Like Particle (MVA-VLP) vector vaccine platform. In this platform, MVA, a large virus capable of carrying several vaccine antigens, expresses highly effective VLP immunogens in the person being vaccinated. The platform elicits durable immune responses while providing the safety characteristics of a replication-defective vector.

Our current development programs are focused on vaccines against HIV, Zika Virus, hemorrhagic fever viruses (Ebola, Sudan, Marburg, and Lassa), and malaria, as well as therapeutic vaccines for chronic Hepatitis B infections and cancers. All of our potential products are in preclinical research and development phases, with the exception of our preventive HIV vaccine, which is currently in human clinical trials.

Our corporate strategy is to advance and protect our vaccine platform and use its capabilities to design and develop an array of products. We aim to advance products through to human clinical testing, and to seek partnership or licensing arrangements for commercialization. We will also leverage third party resources through collaborations and partnerships for preclinical and clinical testing. Our current collaborators include National Institute of Allergy and Infectious Diseases (NIAID), HIV Vaccines Trial Network (HVTN), Centers for Disease Control and Prevention (CDC), United States Army Research Institute of Infectious Disease (USAMRIID), University of Georgia Research Foundation, University of Pittsburgh, Georgia State University Research Foundation, Peking University, Burnet Institute, American Gene Technologies, Inc., and Viamune, Inc.

We have not generated any revenues from the sale of any such products, and we do not expect to generate any such revenues for at least the next several years. Our product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that we advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. We may not be successful in our research and development efforts, and we may never generate sufficient product revenue to be profitable.

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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements for the year ended December 31, 2016. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles (“GAAP”) to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2016, 2015 and 2014, our revenue consisted of grant funding received from the NIH. Revenue from these arrangements is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

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

Liquidity and Capital Resources

At December 31, 2016, we had cash and cash equivalents of $454,030 and total assets of $610,217, as compared to $1,060,348 and $1,331,593, respectively, at December 31, 2015. Working capital totaled $174,532 at December 31, 2016, compared to $1,109,985 at December 31, 2015. Historically, our primary uses of cash have been to finance our research and development activities. Since inception, we have funded these activities primarily from government grants and clinical trial assistance, and from sales of our equity securities.

As of December 31, 2016, we had an accumulated deficit of $35.7 million. We expect for the foreseeable future we will continue to operate at a loss. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. We will continue to require substantial funds to continue our activities and cannot predict the outcome of our efforts. We believe that our existing cash resources, combined with funding from existing NIH grants and clinical trial support will be sufficient to fund our planned operations into the second quarter of 2017. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of capital through additional government grant programs and clinical trial support, and we may also conduct additional offerings of our equity securities. However, additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

Net cash used in operating activities was $1,946,119, $2,705,263, and $2,250,107 for the years ended December 31, 2016, 2015 and 2014, respectively. Generally, the variances between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, partially offset by government grant revenues. As of December 31, 2016, there is $505,487 in remaining grant funds available for use during 2017.

Net cash used in investing activities was $ -0-, $15,850, and $35,503 for the years ended December 31, 2016, 2015 and 2014, respectively. Our investing activities have consisted predominantly of capital expenditures.

Net cash provided by financing activities was $1,339,801, $2,679,810, and $873,400 for the years ended December 31, 2016, 2015 and 2014, respectively.

During the year ended December 31, 2014, warrants to purchase 3,176,000 shares of common stock were exercised for total net proceeds to the Company of $873,400.

During the year ended December 31, 2015, we sold 3,000 shares of Series C convertible preferred stock for net proceeds of approximately $2.7 million. As part of this transaction, we also issued several series stock purchase warrants.

During the year ended December 31, 2016, warrants to purchase 21,884,420 shares of common stock were exercised for total net proceeds to the Company of $1,339,801. During March 2017 (through March 21), warrants to purchase 983,334 shares of common stock were exercised for total net proceeds to the Company of $49,167. As of March 21, 2017, warrants to purchase up to 30,656,243 shares of our common stock at $0.05 per share were outstanding.

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

The following table represents our contractual obligations as of December 31, 2016, aggregated by type (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Operating Lease Obligations (1)	$152	$152	$--	$--	$--
Firm Purchase Commitments (2)	305	305	--	--	--
Emory University – License Agreement (3)	--	--	--	--	--
Total	$457	$457	$--	$--	$--

(1)

Our operating lease obligations relate to the facility lease for our 8,430 square foot facility in Smyrna, Georgia, which houses our laboratory operations and our administrative offices. The lease expires on December 31, 2017.

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

As of December 31, 2016, except as disclosed in the table above, we had no other material firm purchase obligations or commitments for capital expenditures and no committed lines of credit or other committed funding or long-term debt. We have employment agreements with our executive officers, each of which may be terminated with no more than 90 days’ advance written notice.

Net Operating Loss Carryforwards

At December 31, 2016, we had consolidated net operating loss carryforwards for income tax purposes of $69.5 million, which will expire in 2019 through 2036 if not utilized. We also have research and development tax credits of approximately $892,000 available to reduce income taxes, if any, which will expire in 2022 through 2036 if not utilized. The amount of net operating loss carryforwards and research tax credits available to reduce income taxes in any year may be limited in certain circumstances.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations, other than operating leases.

Results of Operations

We recorded net losses of $3,271,701, $2,689,287, and $2,733,555 for the years ended December 31, 2016, 2015 and 2014, respectively. Our operating results typically fluctuate due to the timing of activities and related costs associated with our research and development activities and our general and administrative costs, as described below.

Grant Revenue

We recorded grant revenues of $828,918, $428,081, and $882,956 for the years ended December 31, 2016, 2015 and 2014, respectively. Grant revenues relate to grants and contracts from the NIAID in support of our HIV vaccine development activities, and have been in the form of Small Business Innovative Research (SBIR) grants, a Staged Vaccine Development (SVD) contract, and an Integrated Preclinical/Clinical AIDS Vaccine Development (IPCAVD) grant. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is dependent upon our expenditures for activities supported by the grants, and fluctuates based on the timing of the expenditures.

Additional detail concerning our grant revenues and the remaining funds available for use as of December 31, 2016 is presented in the table below.

	Grant Revenue Recorded During Year Ended December 31,			Remaining Funds Available at December 31,
Grant/Contract No.	2016	2015	2014	2016
Staged Vaccine Development Contract	$55,521	$-	$-	$143,921
SBIR Grant No. 1R43AI120887-01/02	235,535	199,116	-	158,972
SBIR Grant No. 2R44AI106422-03	537,862	-	-	202,594
SBIR Grant No. 5R43AI106422-01/02	-	153,501	258,267	-
IPCAVD Grant	-	75,464	624,689	-
Total	$828,918	$428,081	$882,956	$505,487

Research and Development Expenses

Our research and development expenses were $1,970,859, $1,693,102, and $1,812,969 for the years ended December 31, 2016, 2015 and 2014, respectively. Research and development expense for these periods includes stock-based compensation expense of $23,614, $22,083, and $32,134 for 2016, 2015 and 2014, respectively (see discussion under “Stock-Based Compensation Expense” below).

Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our grants from the NIH, the timing of costs associated with any clinical trials being funding directly by us, and other factors. The overall decrease in research and development expense from 2014 to 2015, and then the increase to 2016, can mostly be attributed to fluctuating expenditures related to the activities supported by our grants from NIAID. Our research and development costs do not include costs incurred by the HVTN in conducting clinical trials of our preventive HIV vaccines; those costs are funded directly to the HVTN by NIAID.

Historically, we have not disclosed our research and development expenses by project, since our employees’ time is spread across multiple programs and our laboratory facility is used for multiple vaccine candidates. We track the direct cost of research and development expenses related to government grant revenue by the percentage of assigned employees’ time spent on each grant and other direct costs associated with each grant. Indirect costs associated with grants are not tracked separately, but are applied based on a contracted overhead rate negotiated with the NIH. Therefore, the recorded revenues associated with government grants approximates the costs incurred. We believe that additional project-by-project information would not form a reasonable basis for disclosure to our investors.

We do not provide forward-looking estimates of costs and time to complete our research programs due to the many uncertainties associated with vaccine development. Due to these uncertainties, our future expenditures are likely to be highly volatile in future periods depending on the outcomes of the trials and studies. As we obtain data from pre-clinical studies and clinical trials, we may elect to discontinue or delay vaccine development programs to focus our resources on more promising vaccine candidates. Completion of preclinical studies and human clinical trials may take several years or more, but the length of time can vary substantially depending upon several factors. The duration and the cost of future clinical trials may vary significantly over the life of the project because of differences arising during development of the human clinical trial protocols, including the number of patients that ultimately participate in the clinical trial; the duration of patient follow-up that seems appropriate in view of the results; the number of clinical sites included in the clinical trials; and the length of time required to enroll suitable patient subjects.

General and Administrative Expenses

Our general and administrative expenses were $2,131,426, $1,429,731, and $1,807,605 for the years ended December 31, 2016, 2015 and 2014, respectively. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, amortization expense associated with intangible assets, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $944,053, $45,822, and $446,969 for 2016, 2015 and 2014, respectively (see discussion under “Stock-Based Compensation Expense” below). We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

For the three years ended December 31, 2016, the components of stock-based compensation expense were as follows:

	2016	2015	2014
Stock option expense	$54,805	$67,905	$101,191
Stock issued for services	-	-	100,000
Warrant modification expense	912,862	-	277,912
Total stock-based compensation expense	$967,667	$67,905	$479,103

In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three years ended December 31, 2016, stock-based compensation expense was allocated as follows:

	2016	2015	2014
General and administrative expense	$944,053	$45,822	$446,969
Research and development expense	23,614	22,083	32,134
Total stock-based compensation expense	$967,667	$67,905	$479,103

Interest Income

Interest income was $1,666, $5,465, and $4,063 for the years ended December 31, 2016, 2015 and 2014, respectively. The variances between years are primarily attributable to the cash available for investment and to interest rate fluctuations.

Impact of Inflation

For the three-year period ended December 31, 2016, we do not believe that inflation and changing prices had a material impact on our operations or on our financial results.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2016 and 2015 and for each of the three years ended December 31, 2016, 2015 and 2014 together with the independent registered public accounting firm’s report thereon, are set forth on pages F-1 to F-15 of this Annual Report on Form 10-K.

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

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Information required by this Item is included in our definitive proxy statement for our 2017 meeting of shareholders to be filed with the SEC under the captions “Directors and Executive Officers” and “Corporate Governance” and is incorporated herein by this reference.

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

The information required by this Item is included in our definitive proxy statement for our 2017 meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Compensation Discussion and Analysis” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included in our definitive proxy statement for our 2017 meeting of shareholders to be filed with the SEC under the captions “Security Ownership of Principal Stockholders, Directors and Executive Officers” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item is included in our definitive proxy statement for our 2017 meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is included in our definitive proxy statement for our 2017 meeting of shareholders to be filed with the SEC under the caption “Ratification of Appointment of the Independent Registered Public Accounting Firm” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)     Documents filed as part of this report:

(2)	Financial Statement Schedules

The following financial statement schedule is set forth on page F-15 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014

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

GEOVAX LABS, INC. BY: /s/ Robert T. McNally Robert T. McNally President and Chief Executive Officer (Principal Executive Officer) Date: March 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Robert T. McNally	Director	March 24, 2017
Robert T. McNally	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	March 24, 2017
Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ Randal D. Chase	Director	March 24, 2017
Randal D. Chase

/s/ David A. Dodd	Director	March 24, 2017
David A. Dodd

/s/ Dean G. Kollintzas	Director	March 24, 2017
Dean G. Kollintzas

/s/ Robert T. McNally	Director	March 24, 2017
Robert T. McNally

/s/ Harriet L. Robinson	Director	March 24, 2017
Harriet L. Robinson

/s/ John N. Spencer, Jr.	Director	March 24, 2017
John N. Spencer, Jr.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation (4)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (8)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (9)
3.1.3	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 2, 2013 (10)
3.1.4	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed May 13, 2015 (15)
3.1.5	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed June 14, 2016 (18)
3.2	Bylaws (4)
4.1.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed December 13, 2013 (12)
4.1.2	Form of Stock Certificate for the Series B Convertible Preferred Stock (12)
4.2.1	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed February 27, 2015 (13)
4.2.2	Form of Stock Certificate for the Series C Convertible Preferred Stock (13)
10.1 **	Employment Agreement between GeoVax Labs, Inc. and Robert T. McNally effective as of April 1, 2008 (5)
10.1.1 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Robert T. McNally dated October 22, 2013 (11)
10.2 **	Employment Agreement between GeoVax, Inc. and Mark W. Reynolds Amended and Restated effective as of January 1, 2010 (7)
10.2.1 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Mark W. Reynolds dated October 22, 2013 (11)
10.3 **	Employment Agreement between GeoVax, Inc. and Harriet Robinson effective as of November 19, 2007 (7)
10.3.1 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Harriet Robinson dated October 22, 2013 (11)
10.4 **	Employment Agreement between GeoVax, Inc. and Farshad Guirakhoo dated October 19, 2015 (16)
10.4.1 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Farshad Guirakhoo dated December 15, 2015 (19)
10.5 **	GeoVax Labs, Inc. 2006 Equity Incentive Plan (2)
10.5.1 **	GeoVax Labs, Inc. 2016 Stock Incentive Plan (20)
10.5.2 **	Form of Employee Stock Option Agreement (21)
10.5.3 **	Form of Non-Qualified Stock Option Agreement (22)
10.6	License Agreement (as amended and restated) between GeoVax, Inc. and Emory University, dated August 23, 2002 (1)
10.7	Office and Laboratory Lease between UCB, Inc. and GeoVax, Inc. (6)
10.7.1	Amendment to Lease Agreement between UCB, Inc. and GeoVax, Inc. (14)
10.8	Summary of the GeoVax Labs, Inc. Director Compensation Plan (7)
10.9	Form of Securities Purchase Agreement dated December 11, 2013 (12)
10.10	Form of Registration Rights Agreement dated December 11, 2013 (12)
10.11	Form of Securities Purchase Agreement dated February 25, 2015 (13)
10.12	Form of Registration Rights Agreement dated February 25, 2015 (13)
10.13	Form of Series D Warrant dated February 27, 2015 (13)
10.14	Form of Series F Warrant dated February 27, 2015 (13)
10.15	Form of Maxim warrant dated February 27, 2015 (13)
10.16	Form of Agreement to Amend and Exercise Series E Warrants and Related Matters dated February 15, 2016 (17)
10.17	Form of Agreement to Amend and Exercise Warrants dated August 19, 2016 (22)
10.18	Form of Agreement to Amend and Exercise Warrants dated December 22, 2016 (23)
14.1	Code of Ethics (3)
21.1	Subsidiaries of the Registrant (3)
31.1 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101 *,***

The following financial information from GeoVax Labs, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Langue (XBRL): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Stockholders' Equity for the ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.

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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 4, 2006.
(2)	Incorporated by reference from the registrant’s definitive Information Statement (Schedule 14C) filed August 18, 2006.
(3)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 28, 2007.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 23, 2008.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 24, 2008.
(6)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed November 6, 2009.
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 8, 2010.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 14, 2010.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 28, 2010.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 2, 2013.
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 23, 2013.
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed December 17, 2013.
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 2, 2015.
(14)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 20, 2015.
(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 14, 2015.
(16)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed November 12, 2015.
(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed February 16, 2016.
(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 16, 2016
(19)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 16, 2016
(20)	Incorporated by reference from the registrant’s definitive Proxy Statement filed April 29, 2016
(21)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed August 5, 2016
(22)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 22, 2016
(23)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed December 23, 2016

GEOVAX LABS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GeoVax Labs, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of GeoVax Labs, Inc. and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoVax Labs, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

March 24, 2017

235 Peachtree Street NE | Suite 1800 | Atlanta, Georgia 30303 | Phone 404.588.4200 | Fax 404.588.4222

A member of Allinial Global

GEOVAX LABS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$454,030	$1,060,348
Grant funds receivable	28,074	119,978
Prepaid expenses and other current assets	62,275	56,649

Total current assets	544,379	1,236,975

Property and equipment, net	54,828	83,608

Other assets	11,010	11,010

Total assets	$610,217	$1,331,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,607	$100,935
Accrued expenses	294,240	26,055

Total current liabilities	369,847	126,990

Commitments (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at December 31, 2016 and 2015, respectively	76,095	76,095
Series C convertible preferred stock, $1,000 stated value; 2,868 and 3,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	940,705	983,941
Common stock, $.001 par value:
Authorized shares – 300,000,000 and 150,000,000 at December 31, 2016 and 2015, respectfully
Issued and outstanding shares – 55,235,233 and 31,950,813 at December 31, 2016 and 2015, respectively	55,235	31,951
Additional paid-in capital	34,914,963	32,587,543
Accumulated deficit	(35,746,628)	(32,474,927)

Total stockholders’ equity	240,370	1,204,603

Total liabilities and stockholders’ equity	$610,217	$1,331,593

See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
Grant revenue	$828,918	$428,081	$882,956

Operating expenses:
Research and development	1,970,859	1,693,102	1,812,969
General and administrative	2,131,426	1,429,731	1,807,605
Total operating expenses	4,102,285	3,122,833	3,620,574

Loss from operations	(3,273,367)	(2,694,752)	(2,737,618)

Other income:
Interest income	1,666	5,465	4,063
Total other income	1,666	5,465	4,063

Net loss	$(3,271,701)	$(2,689,287)	$(2,733,555)

Basic and diluted:
Loss per common share	$(0.08)	$(0.08)	$(0.10)
Weighted average shares outstanding	41,516,514	31,950,813	26,645,140

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Convertible		Series B Convertible		Series C Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2013	71	$60,586	1,650	$1,255,569	-	$-	23,765,180	$23,765	$28,239,392	$(27,052,085)	$2,527,227
Sale of common stock for cash upon warrant exercise	-	-	-	-	-	-	3,176,000	3,176	870,224	-	873,400
Issuance of common stock for services	-	-	-	-	-	-	378,205	378	99,622	-	100,000
Conversion of preferred stock to common stock	(71)	(60,586)	(1,550)	(1,179,474)	-	-	4,631,428	4,632	1,235,428	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	379,103	-	379,103
Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	(2,733,555)	(2,733,555)
Balance at December 31, 2014	-	-	100	76,095	-	-	31,950,813	31,951	30,823,769	(29,785,640)	1,146,175
Sale of convertible preferred stock for cash	-	-	-	-	3,000	983,941	-	-	1,695,869	-	2,679,810
Stock-based compensation expense	-	-	-	-	-	-	-	-	67,905	-	67,905
Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	-	(2,689,287)	(2,689,287)
Balance at December 31, 2015	-	-	100	76,095	3,000	983,941	31,950,813	31,951	32,587,543	(32,474,927)	1,204,603
Conversion of preferred stock to common stock	-	-	-	-	(132)	(43,236)	1,400,000	1,400	41,836	-	-
Sale of common stock for cash upon warrant exercise	-	-	-	-	-	-	21,884,420	21,884	1,317,917	-	1,339,801
Stock-based compensation expense	-	-	-	-	-	-	-	-	967,667	-	967,667
Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	-	(3,271,701)	(3,271,701)
Balance at December 31, 2016	-	$-	100	$76,095	2,868	$940,705	55,235,233	$55,235	$34,914,963	$(35,746,628)	$240,370

See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(3,271,701)	$(2,689,287)	$(2,733,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,780	28,935	69,037
Stock-based compensation expense, including common stock issued for services	967,667	67,905	479,103
Changes in assets and liabilities:
Grant funds receivable	91,904	(40,637)	61,568
Prepaid expenses and other current assets	(5,626)	(12,146)	(934)
Accounts payable and accrued expenses	242,857	(60,033)	(125,326)
Total adjustments	1,325,582	(15,976)	483,448
Net cash used in operating activities	(1,946,119)	(2,705,263)	(2,250,107)

Cash flows from investing activities:
Purchase of property and equipment	-	(15,850)	(35,503)
Net cash used in investing activities	-	(15,850)	(35,503)

Cash flows from financing activities:
Proceeds from sale of common stock	1,339,801	-	873,400
Proceeds from sale of preferred stock	-	2,679,810	-
Net cash provided in financing activities	1,339,801	2,679,810	873,400

Net decrease in cash and cash equivalents	(606,318)	(41,303)	(1,412,210)
Cash and cash equivalents at beginning of period	1,060,348	1,101,651	2,513,861

Cash and cash equivalents at end of period	$454,030	$1,060,348	$1,101,651

Supplemental disclosure of non-cash financing activities:

As discussed in Note 7, during the year ended December 31, 2016, 132 shares of Series C Convertible Preferred Stock were converted into 1,400,000 shares of common stock. During the year ended December 31, 2014, 71 shares of Series A Convertible Preferred Stock were converted into 202,857 shares of common stock and 1,550 shares of Series B Convertible Preferred Stock were converted into 4,428,571 shares of common stock.

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

1.          Description of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a clinical-stage biotechnology company developing human vaccines using our novel vaccine platform. Our current development programs are focused vaccines against Human Immunodeficiency Virus (HIV), Zika Virus, hemorrhagic fever viruses (Ebola, Sudan, Marburg, and Lassa), and malaria. We are also evaluating the use of our vaccine platform in cancer immunotherapy, and for therapeutic use in chronic Hepatitis B infections. We believe our technology and vaccine development expertise are well-suited for a variety of human infectious diseases and we intend to pursue further expansion of our product pipeline.

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

We believe that our existing cash resources and government funding commitments will be sufficient to continue our planned operations through the second quarter of 2017. Due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that date. We are currently exploring sources of capital through additional government grants and contracts. We also intend to secure additional funds through sales of our equity securities or the exercise of currently outstanding stock purchase warrants. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we will be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. We do not currently know the impact ASU 2016-02 will have on our financial statements, which will be dependent upon the nature of any lease obligations we may have at the time of our adoption of ASU 2016-02. Our current lease expires at the end of 2017 and as of December 31, 2016, our total remaining obligation under the lease was $151,993.

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

Accrued Expenses

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

Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents consist of common shares issuable upon conversion of convertible preferred stock, and upon exercise of stock options and stock purchase warrants. All common share equivalents are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 93.9 million, 90.3 million, and 6.6 million at December 31, 2016, 2015 and 2014, respectively.

Revenue Recognition

We recognize revenue in accordance with U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (SAB 104). SAB 104 provides guidance in applying GAAP to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2016, 2015 and 2014, our revenue consisted of grant and contract funding received from the NIH (see Note 5). Revenue from these arrangements is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

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

Research and Development Expense

Research and development expense primarily consists of costs incurred in the discovery, development, testing and manufacturing of our product candidates. These expenses consist primarily of (i) salaries, benefits, and stock-based compensation for personnel, (ii) laboratory supplies and facility-related expenses to conduct development, (iii) fees paid to third-party service providers to perform, monitor and accumulate data related to our preclinical studies and clinical trials, (iv) costs related to sponsored research agreements, and (v) the costs to procure and manufacture materials used in clinical trials. These costs are charged to expense as incurred.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation. ASU 2016-09 is an attempt to simplify several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning in 2017 and allows for early adoption. We are currently evaluating the impact of the adoption of ASU 2016-09 on our financial statements

Recent Accounting Pronouncements

Except as discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements, nor do we believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

3.          Property and Equipment

Property and equipment as shown on the accompanying Consolidated Balance Sheets is composed of the following as of December 31, 2016 and 2015:

	2016	2015
Laboratory equipment	$525,956	$525,956
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	670,246	670,246
Accumulated depreciation and amortization	(615,418)	(586,638)
Property and equipment, net	$54,828	$83,608

Depreciation and leasehold amortization expense was $28,780, $28,935, and $59,037 during the years ended December 31, 2016, 2015 and 2014, respectively.

4.          Accrued Expenses

Accrued expenses as shown on the accompanying Consolidated Balance Sheets is composed of the following as of December 31, 2016 and 2015:

	2016	2015
Accrued compensation	$201,170	$1,305
Accrued directors’ fees	78,070	-
Other accrued expenses	15,000	24,750
Total accrued expenses	$294,240	$26,055

5.          Government Grants and Contracts

We record revenue associated with government grants and contracts as the related costs and expenses are incurred and such revenue is reported as Grant Revenue in the accompanying Consolidated Statements of Operations. Such revenues relate to grants and contracts from the NIH in support of our HIV vaccine development activities. During 2016, 2015, and 2014, we recorded $828,918, $428,081, and $882,956, respectively, of revenue associated with these grants and contracts. As of December 31, 2016, there is an aggregate of $505,487 in remaining grant funds available for use during 2017.

6.          Commitments

Lease Agreements

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2017. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $149,288, $146,092, and $117,084, respectively. Future minimum lease payments total $151,993 in 2017.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of clinical trials, and other research-related activities. As of December 31, 2016, we had approximately $305,371 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2017. We expect this entire amount to be reimbursable to us pursuant to currently outstanding government grants.

7.          Preferred Stock

Series A Convertible Preferred Stock

During 2014, 71 shares of our Series A Convertible Preferred Stock, $1,000 stated value (“Series A Preferred Stock”), were converted into 202,857 shares of common stock. As of December 31, 2016, there were no shares of Series A Preferred Stock outstanding.

Series B Convertible Preferred Stock

Our Series B Convertible Preferred Stock, $1,000 stated value (“Series B Preferred Stock”), has rights and privileges as set forth in the pertinent Certificate of Designation of Preferences, Rights and Limitations, including a liquidation preference equal to the stated value per share. The Series B Preferred Stock has no voting rights and is not entitled to a dividend. During 2014, 1,550 shares of Series B Preferred Stock were converted into 4,428,571 shares of common stock. As of December 31, 2016, there were 100 shares of Series B Preferred Stock outstanding, convertible at any time at the option of the holder into 285,714 shares of common stock.

Series C Convertible Preferred Stock

In February 2015, we issued 3,000 shares of our Series C Convertible Preferred Stock, $1,000 stated value (“Series C Preferred Stock”), and warrants to purchase up to an aggregate of 51,333,331 shares of our common stock for total net proceeds of $2,679,810. We allocated $1,695,869 of the purchase price to the fair value of the warrants issued in the transaction (recorded to Additional Paid-in Capital), and recorded the net amount of $983,941 as the initial carrying value of the Series C Preferred Stock.

The Series C Preferred Stock has rights and privileges as set forth in the pertinent Certificate of Designation of Preferences, Rights and Limitations, including a liquidation preference equal to the stated value per share. The Series C Preferred Stock has no voting rights and is not entitled to a dividend. The Series C Preferred Stock is convertible at any time at the option of the holders into shares of our common stock, and contains price adjustment provisions which may, under certain circumstances, reduce the conversion price if we sell, or grant options to purchase, our common stock at a price lower than the then conversion price of the Series C Preferred Stock. During 2016, 132 shares of Series C Preferred Stock were converted into 1,400,000 shares of common stock. As of December 31, 2016, there were 2,868 shares of Series C Preferred Stock outstanding, convertible into 57,363,520 shares of common stock.

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

Common Stock Transactions

During July and November 2014, we issued an aggregate of 378,205 shares of our common stock to a consultant in exchange for services and recorded stock-based compensation expense of $100,000 related to the issuances (see Note 9).

During October 2014, we issued 3,176,000 shares of our common stock pursuant to the exercise of certain stock purchase warrants, resulting in total net proceeds of $873,400.

At various times during 2016, we issued an aggregate of 21,884,420 shares of our common stock pursuant to the exercise of certain stock purchase warrants, resulting in total net proceeds of $1,339,801.

We issued shares of our common stock related to conversions of our Series A, Series B and Series C Convertible Preferred Stock (see Note 7) as follows:

	2016	2015	2014
Conversions of Series A Preferred Stock	-0-	-0-	202,857
Conversions of Series B Preferred Stock	-0-	-0-	4,428,571
Conversions of Series C Preferred Stock	1,400,000	-0-	-0-

Stock Option Plans

In 2006 we adopted the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and at our annual stockholders meeting on June 14, 2016, our stockholders approved the GeoVax Labs, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) which provides our Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. We have reserved 1,705,500 shares of our common stock for currently outstanding stock options under the 2006 Plan, and 3,000,000 shares for outstanding stock options and future issuances under the 2016 Plan. The 2016 Plan replaces the 2006 Plan, which expired September 28, 2016, and no further grants may be made under the 2006 Plan. As such, the 2016 Plan will serve as the sole equity incentive compensation plan for the Company. The exercise price for any option granted may not be less than fair value (110% of fair value for ISO’s granted to certain employees). Options have a maximum ten-year term and generally vest over three years.

Certain information concerning our stock option plans as of December 31, 2016, and a summary of activity during the year then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,705,500	$2.41
Granted	1,793,975	0.07
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2016	3,499,475	$1.21	8.2	$-0-
Exercisable at December 31, 2016	1,299,394	$3.12	5.5	$-0-

Stock Purchase Warrants

As of December 31, 2016, we have the following common stock purchase warrants outstanding:

Expiration Date	Number of Shares	Weighted Average Exercise Price
January 16, 2017	45,000	1.00
January 31, 2017	567,001	1.00
March 21, 2017	1,483,334	0.05
February 27, 2020	30,656,243	0.05
Outstanding and exercisable at December 31, 2016	32,751,578	$0.07

The following table presents a summary of stock purchase warrant activity during the year ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	56,442,157	$0.14
Issued	--	--
Exercised	(21,884,420)	0.06
Forfeited or expired	(1,806,159)	1.00
Outstanding and exercisable at December 31, 2016	32,751,578	$0.07

Common Stock Reserved

A summary of common stock reserved for future issuance as of December 31, 2016 is as follows:

Stock Purchase Warrants	32,751,578
Stock Option Plans	4,705,500
Series B Convertible Preferred Stock	285,714
Series C Convertible Preferred Stock	57,363,520
Total	95,106,312

9.          Stock-Based Compensation

Stock Option Plans

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

	2016	2015	2014
Weighted average risk-free interest rates	2.26%	1.99%	1.98%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of option (yrs)	7.0	7.0	7.0
Expected volatility	88.72%	91.43%	94.88%

Stock-based compensation expense related to our stock option plans was $54,805, $67,905, and $101,191 during the years ended December 31, 2016, 2015 and 2014, respectively. Stock option expense is allocated to research and development expense or to general and administrative expense based on the nature of the services provided by the related individuals. For the three years ended December 31, 2016, stock option expense was allocated as follows:

	2016	2015	2014
General and administrative expense	$31,191	$45,822	$69,057
Research and development expense	23,614	22,083	32,134
Total stock option expense	$54,805	$67,905	$101,191

As of December 31, 2016, there was $132,032 of unrecognized compensation expense related to stock-based compensation arrangements pursuant to our stock option plans. The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 2.5 years.

Additional information concerning our stock options for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Weighted average fair value of options granted	$0.05	$0.09	$0.14
Intrinsic value of options exercised	-0-	-0-	-0-
Total fair value of options vested	54,757	66,622	97,707

Other Non-Employee Stock-Based Compensation

We recorded general and administrative expense of $100,000 during the year ended December 31, 2015 related to the issuance of our common stock in exchange for services rendered by non-employees.

We recorded general and administrative expense of $912,862, $-0-, and $277,912 during the years ended December 31, 2016, 2015 and 2014, respectively, related to modifications made to certain stock purchase warrants.

10.          Retirement Plan

We participate in a multi-employer defined contribution retirement plan (the “401k Plan”) administered by a third party service provider; and the Company contributes to the 401k Plan on behalf of its employees based upon a matching formula. During the years ended December 31, 2016, 2015 and 2014 our contributions to the 401k Plan were $33,871, $40,296, and $35,567, respectively.

11.          Income Taxes

At December 31, 2016, we have a consolidated federal net operating loss (“NOL”) carryforward of approximately $69.5 million, available to offset against future taxable income which expires in varying amounts in 2019 through 2036. Additionally, we have approximately $892,000 in research and development (“R&D”) tax credits that expire in 2022 through 2036 unless utilized earlier. No income taxes have been paid to date. Section 382 of the Internal Revenue Code contains provisions that may limit our utilization of our NOL and R&D tax credit carryforwards in any given year as a result of significant changes in ownership interests that have occurred in past periods or may occur in future periods.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities included the following at December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
Net operating loss carryforward	$24,689,298	$23,822,431
Research and development tax credit carryforward	892,231	893,797
Stock-based compensation expense	2,748,899	2,419,892
Depreciation	1,331	-
Total deferred tax assets	28,331,759	27,136,120

Deferred tax liabilities
Depreciation	-	(5,086)
Total deferred tax liabilities	-	(5,086)

Net deferred tax assets	28,331,759	27,131,034
Valuation allowance	(28,331,759)	(27,131,034)
	$-0-	$-0-

We have established a full valuation allowance equal to the amount of our net deferred tax assets due to uncertainties with respect to our ability to generate sufficient taxable income to realize these assets in the future. A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense is as follows:

	2016	2015	2014
U.S. federal statutory rate applied to pretax loss	$(1,112,378)	$(936,936)	$(906,830)
Permanent differences	2,012	2,914	1,734
Research and development credits	59,087	67,901	26,648
Change in valuation allowance	1,051,279	866,121	878,448
Reported income tax expense	$-0-	$-0-	$-0-

12.          Subsequent Event

During March 2017, we issued 983,334 shares of our common stock pursuant to the exercise of certain stock purchase warrants, resulting in total net proceeds of $49,167.

GEOVAX LABS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2016, 2015 and 2014

		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	(1) Deductions	Balance at End Of Period
Reserve Deducted in the Balance Sheet From the Asset to Which it Applies:

Allowance for Deferred Tax Assets
Year ended December 31, 2016	$27,131,034	$1,200,725	$-0-	$-0-	$28,331,759
Year ended December 31, 2015	26,021,943	1,109,091	-0-	-0-	27,131,034
Year ended December 31, 2014	25,002,881	1,019,062	-0-	-0-	26,021,943

(1)	Deductions represent the effect of expiring NOL carryforwards from prior year.