Form 10-Q
period 2017-03-31
GeoVax Labs, Inc.
filed 2017-05-12
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐    No ☒

As of May 12, 2017, 58,718,567 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Part I -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$166,749	$454,030
Grant funds receivable	21,514	28,074
Prepaid expenses and other current assets	52,124	62,275

Total current assets	240,387	544,379

Property and equipment, net	52,280	54,828
Deposits	11,010	11,010

Total assets	$303,677	$610,217

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$150,912	$75,607
Accrued expenses (Note 6)	396,989	294,240

Total current liabilities	547,901	369,847

Commitments (Note 7)

Stockholders’ equity (deficiency):
Preferred stock, $.01 par value:
Authorized shares – 10,000,000 Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at March 31, 2017 and December 31, 2016	76,095	76,095
Series C convertible preferred stock, $1,000 stated value; 2,868 shares issued and outstanding at March 31, 2017 and December 31, 2016	940,705	940,705
Common stock, $.001 par value:
Authorized shares – 300,000,000 Issued and outstanding shares – 56,218,567 and 55,235,233 at March 31, 2017 and December 31, 2016, respectively	56,219	55,235
Additional paid-in capital	34,977,726	34,914,963
Accumulated deficit	(36,294,969)	(35,746,628)

Total stockholders’ equity (deficiency)	(244,224)	240,370

Total liabilities and stockholders’ equity (deficiency)	$303,677	$610,217

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Grant revenues	$295,735	$47,600

Operating expenses:
Research and development	551,795	438,004
General and administrative	292,667	906,505
Total operating expenses	844,462	1,344,509

Loss from operations	(548,727)	(1,296,909)

Other income:
Interest income	386	630
Total other income	386	630

Net loss	$(548,341)	$(1,296,279)

Basic and diluted:
Loss per common share	$(0.01)	$(0.04)
Weighted average shares outstanding	55,350,974	34,599,625

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(548,341)	$(1,296,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,898	7,195
Stock-based compensation expense	14,580	483,485
Changes in assets and liabilities:
Grant funds receivable	6,560	119,978
Prepaid expenses and other current assets	10,151	17,102
Accounts payable and accrued expenses	178,054	39,455
Total adjustments	216,243	667,215
Net cash used in operating activities	(332,098)	(629,064)

Cash flows from investing activities:
Purchase of property and equipment	(4,350)	-
Net cash used in investing activities	(4,350)	-

Cash flows from financing activities:
Proceeds from sale of common stock	49,167	238,198
Net cash provided by financing activities	49,167	238,198

Net decrease in cash and cash equivalents	(287,281)	(390,866)
Cash and cash equivalents at beginning of period	454,030	1,060,348

Cash and cash equivalents at end of period	$166,749	$669,482

Supplemental disclosure of cash flow information:

During the three months ended March 31, 2016, 132 shares of Series C Convertible Preferred Stock were converted into 1,400,000 shares of common stock.

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

1.        Description of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a clinical-stage biotechnology company developing human vaccines using our novel vaccine platform. Our current development programs are focused on preventive vaccines against Human Immunodeficiency Virus (HIV), Zika Virus, hemorrhagic fever viruses, and malaria, as well as therapeutic vaccines for chronic Hepatitis B infections and cancers. We believe our technology and vaccine development expertise are well-suited for a variety of human infectious diseases and we intend to pursue further expansion of our product pipeline.

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

2.        Basis of Presentation

The accompanying condensed consolidated financial statements at March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

We believe that our existing cash resources and government funding commitments will be sufficient to continue our planned operations into through the end of 2017. Due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that date. We are currently exploring sources of capital through additional government grants and contracts. We also intend to secure additional funds through sales of our equity securities or the exercise of currently outstanding stock purchase warrants. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we will be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

3.        Significant Accounting Policies and Recent Accounting Pronouncements

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 those accounting policies that we consider significant in determining our results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation. ASU 2016-09 is an attempt to simplify several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted ASU 2016-09 effective January 1, 2017; such adoption had no material impact on our financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we expect to have a material impact on our financial statements.

4.        Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 91.7 million and 85.2 million shares at March 31, 2017 and 2016, respectively.

5.        Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Laboratory equipment	$530,306	$525,956
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	674,596	670,246
Accumulated depreciation and amortization	(622,316)	(615,418)
Property and equipment, net	$52,280	$54,828

6.        Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Accrued salaries	$276,220	$201,170
Accrued directors’ fees	105,769	78,070
Other	15,000	15,000
Total accrued expenses	$396,989	$294,240

7.        Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2017. As of March 31, 2017, our future minimum lease payments total $113,995 all of which will be payable during 2017.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of our clinical trials, and other research-related activities. As of March 31, 2017, we had approximately $225,159 of unrecorded outstanding purchase commitments to our vendors and subcontractors, which we expect will be due during 2017. We expect this entire amount to be reimbursable to us pursuant to currently outstanding government grants (See Note 10).

8.        Stockholders’ Equity

Common Stock Transactions

During March 2017, we issued an aggregate of 983,334 shares of common stock related to the exercise of stock purchase warrants, resulting in total net proceeds of $49,167.

Stock Options

The following table presents a summary of our stock option transactions during the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	3,499,475	$1.21
Granted	--	--
Exercised	--	--
Forfeited or expired	(115,200)	17.75
Outstanding at March 31, 2017	3,384,275	$0.64
Exercisable at March 31, 2017	2,191,281	$1.69

Stock Purchase Warrants

The following table presents a summary of stock purchase warrant transactions during the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	32,751,578	$0.07
Granted	--	--
Exercised	(983,334)	0.05
Forfeited or expired	(1,112,001)	0.57
Outstanding at March 31, 2017	30,656,243	$0.05
Exercisable at March 31, 2017	30,656,243	$0.05

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock option plans was $14,580 and $13,686 during the three-month periods ended March 31, 2017 and 2016, respectively. Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of March 31, 2017, there was $117,404 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.3 years.

In addition to the expense associated with our stock option plans, during the three-month period ended March 31, 2016 we recorded stock-based compensation expense of $469,799 (allocated to general and administrative expense) related to modifications made to certain stock purchase warrants.

Common Stock Reserved

A summary of our common stock reserved for future issuance as of March 31, 2017 is as follows:

Series B Convertible Preferred Stock	285,714
Series C Convertible Preferred Stock	57,363,520
Common Stock Purchase Warrants	30,656,243
Equity Incentive Plans	4,590,300
Total	92,895,777

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

10.        Government Grants and Contracts

We receive ongoing payments from government entities under our grants and contracts with the National Institute of Allergy and Infectious Diseases in support of our vaccine research and development efforts. We record revenue associated with government grants and contracts as the reimbursable costs are incurred. During the three-month periods ended March 31, 2017 and 2016, we recorded $295,735 and $47,600, respectively, of revenues associated with these grants and contracts. As of March 31, 2017, there is an aggregate of $867,911 in approved grant and contract funds available for use.

11.        Subsequent Events

During April 2017, we issued an aggregate of 2,500,000 shares of common stock related to the exercise of stock purchase warrants, resulting in total net proceeds of $100,000.

During May 2017, we sold 1,000 shares of our Series D convertible preferred stock to certain institutional investors for an aggregate purchase price of $1,000,000. Each share of preferred stock is initially convertible into approximately 66,666.67 shares of our common stock for an aggregate total of 66,666,667 shares of our common stock.

Item 2          Management’s Discussion and Analysis of Financial Condition And Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,” ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

Our current development programs are focused on vaccines against HIV, Zika Virus, hemorrhagic fever viruses, and malaria, as well as therapeutic vaccines for chronic Hepatitis B infections and cancers. All of our potential products are in preclinical research and development phases, with the exception of our preventive HIV vaccine, which is currently in human clinical trials.

Our corporate strategy is to advance and protect our vaccine platform and use its capabilities to design and develop an array of products. We aim to advance products through to human clinical testing, and to seek partnership or licensing arrangements for commercialization. We will also leverage third party resources through collaborations and partnerships for preclinical and clinical testing. Our current collaborators include National Institute of Allergy and Infectious Diseases (NIAID), HIV Vaccines Trial Network (HVTN), Centers for Disease Control and Prevention (CDC), United States Army Research Institute of Infectious Disease (USAMRIID), University of Georgia Research Foundation, University of Pittsburgh, Georgia State University Research Foundation, Peking University, Burnet Institute, American Gene Technologies International, Inc., and ViaMune, Inc.

We have not generated any revenues from the sale of any of our products, and we do not expect to generate any such revenues for at least the next several years. Our product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that we advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. We may not be successful in our research and development efforts, and we may never generate sufficient product revenue to be profitable.

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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles (“GAAP”) to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2017 and 2016, our revenue has consisted primarily of grant and contract funding received from NIAID. Revenue from these arrangements is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company beginning in 2018 and allows for either full retrospective adoption or modified retrospective adoption. We are currently evaluating the impact of the adoption of ASU 2014-09 on our financial statements.

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

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance our research and development activities. Since inception, we have funded these activities primarily from government grants and clinical trial assistance, and from sales of our equity securities. At March 31, 2017, we had cash and cash equivalents of $166,749 and total assets of $303,677, as compared to $454,030 and $610,217, respectively, at December 31, 2016. At March 31, 2017, we had a working capital deficit of $307,514, compared to positive working capital of $174,532 at December 31, 2016. Our current liabilities at March 31, 2017 included $381,989 of accrued management salaries and director fees, payment of which is continuing to be deferred. Additional sources of near-term working capital include grant revenues, collaboration fees, and warrant exercises as further discussed below.

Net cash used in operating activities was $322,098 and $629,064 for the three-month periods ended March 31, 2017 and 2016, respectively. Generally, the variances between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, partially offset by government grant revenues. As of March 31, 2017, there is $867,911 in approved grant funds available for use on a monthly basis during the remainder of 2017 and through March 2018. See the table with further details under “Results of Operations – Grant Revenues” below.

NIAID has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive HIV vaccines, with GeoVax incurring certain costs associated with manufacturing the clinical vaccine supplies and other study support. NIAID is also currently funding the cost of an ongoing Phase 1 trial (HVTN 114), which is investigating the effect of adding a “protein boost” component to our vaccine. Concurrently, a preclinical study in non-human primates (funded by a NIAID grant) is evaluating two additional proteins specifically chosen as boosting agents for GOVX-B11, and planning is underway for a Phase 1 trial to evaluate the safety and immunogenicity of these proteins in humans. Based on the results from these studies, we expect NIAID may then be ready to support a large phase 2b efficacy trial. In July 2016, NIAID awarded us a contract of up to $7.8 million for the production of the DNA vaccine component of GOVX-B11, which is intended for use in advanced clinical trials.

In March 2017, we entered into a collaboration with American Gene Technologies International, Inc. (AGT) whereby AGT intends to conduct a Phase 1 human clinical trial with our combined technologies, with the goal of developing a functional cure for HIV infection. The cost of the clinical trial will be borne by AGT. The primary objectives of the trial will be to assess the safety and efficacy of the therapy, with secondary objectives to assess the immune responses as a measure of efficacy. In exchange for use of our vaccine product in the clinical trial, AGT agreed to pay us a fee of $95,000 which we expect to receive during the second quarter of 2017. No commercial rights or licenses have yet been granted to AGT.

Net cash used in investing activities was $4,350 and $-0- for the three-month periods ended March 31, 2017 and 2016, respectively. Our investing activities have consisted predominantly of capital expenditures.

Net cash provided by financing activities was $49,167 and $238,198 for the three-month periods ended March 31, 2017 and 2016, respectively. During the three-month period ended March 31, 2017, warrants to purchase shares of our common stock were exercised for total net proceeds of $49,167. During April 2017, additional warrants were exercised for total net proceeds to us of $100,000. During May 2017, we sold shares of our Series D convertible preferred stock to certain institutional investors for an aggregate purchase price of $1,000,000.

As of March 31, 2017, we had an accumulated deficit of $36.3 million. We expect for the foreseeable future we will continue to operate at a loss. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. We will continue to require substantial funds to continue our activities and cannot predict the outcome of our efforts. We believe that our existing cash resources, combined with funding from existing NIH grants and clinical trial support will be sufficient to fund our planned operations through the end of 2017. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of capital through additional government grant programs and clinical trial support, and we may also conduct additional offerings of our equity securities. However, additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of March 31, 2017, we had noncancelable lease obligations and other firm purchase obligations totaling approximately $339,000, as compared to approximately $457,000 at December 31, 2016. Approximately $225,000 of the purchase commitments at March 31, 2017 relate to subcontracts associated with our government grants, which we expect will be fully reimbursed to us pursuant to those grants. We have no committed lines of credit and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Net Loss

We recorded a net loss of $548,341 for the three-month period ended March 31, 2017, as compared to $1,296,279 for the three-month period ended March 31, 2016. Our net losses typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described below.

Grant Revenues

During the three-month period ended March 31, 2017, we recorded grant revenues of $295,735, as compared to $47,600 during the comparable period of 2016. Grant revenues relate to grants and contracts from NIAID in support of our HIV vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is dependent upon our expenditures for activities supported by the grants, and fluctuates based on the timing of the expenditures.

Additional detail concerning our grant revenues and the remaining funds available for use as of March 31, 2017 is presented in the table below.

	Grant Revenues Recorded During Three-Month Periods Ended March 31,		Approved Funds Available at
Grant/Contract No.	2017	2016	March 31, 2017
Staged Vaccine Development Contract	$46,806	$-	$97,115
SBIR Grant No. 1R43AI120887-01/02	54,803	47,600	104,169
SBIR Grant No. 2R44AI106422-03/04	194,126	-	666,627
Total	$295,735	$47,600	$867,911

Research and Development Expenses

Our research and development expenses were $551,795 and $438,004 for the three-month periods ended March 31, 2017 and 2016, respectively. Research and development expense for these periods includes stock-based compensation expense of $6,660 and $5,893, respectively (see discussion under “Stock-Based Compensation Expense” below).

Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our grants from the NIH, the timing of costs associated with clinical trials being funding directly by us, and other factors. The overall increase in research and development expense from 2016 to 2017 can mostly be attributed to fluctuating expenditures related to the activities supported by our grants from NIAID. Our research and development costs do not include costs incurred by the HVTN in conducting clinical trials of our preventive HIV vaccines; those costs are funded directly to the HVTN by NIAID.

We do not disclose our research and development expenses by project, since our employees’ time is spread across multiple programs and our laboratory facility is used for multiple vaccine candidates. We track the direct cost of research and development expenses related to government grant revenue by the percentage of assigned employees’ time spent on each grant and other direct costs associated with each grant. Indirect costs associated with grants are not tracked separately, but are applied based on a contracted overhead rate negotiated with the NIH. Therefore, the recorded revenues associated with government grants approximates the costs incurred. We believe that additional project-by-project information would not form a reasonable basis for disclosure to our investors.

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

General and Administrative Expenses

Our general and administrative expenses were $292,667 and $906,505 for the three-month periods ended March 31, 2017 and 2016, respectively. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $7,920 and $477,592 for the 2017 and 2016 periods, respectively (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $284,747 and $428,913 for the three-month periods ended March 31, 2017 and 2016, respectively. The overall decrease in general and administrative expense from 2016 to 2017 is attributable to lower patent costs, as well as general efforts to conserve the Company’s cash resources. We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2017 and 2016, the components of stock-based compensation expense were as follows:

	Three Months Ended March 31,
	2017	2016
Stock option expense	$14,580	$13,686
Warrant modification expense	-	469,799
Total stock-based compensation expense	$14,580	$483,485

In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three-month periods ended March 31, 2017 and 2016, stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2017	2016
General and administrative expense	$7,920	$477,592
Research and development expense	6,660	5,893
Total stock-based compensation expense	$14,580	$483,485

Other Income

Interest income for the three-month periods ended March 31, 2017 and 2016 was $386 and $630, respectively. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1        Legal Proceedings

None.

Item 1A     Risk Factors

For information regarding factors that could affect our results of operations, financial condition or liquidity, see the risk factors discussed under “Risk Factors” in Item 1A of our most recent Annual Report on Form 10-K. See also “Forward-Looking Statements,” included in Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

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

GEOVAX LABS, INC.
(Registrant)

Date: May 12, 2017	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock filed May 9, 2017 (1)
4.2	Form of Stock Certificate for the Series D Convertible Preferred Stock (1)
10.1	Form of Securities Purchase Agreement dated May 8, 2017 (1)
10.2	Form of Registration Rights Agreement dated May 8, 2017 (1)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101***	The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three-month periods ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement
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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 9, 2017.