Form 10-Q
period 2017-06-30
GeoVax Labs, Inc.
filed 2017-08-14
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐    No ☒

As of August 14, 2017, 66,913,900 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Part I -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$822,597	$454,030
Grant funds receivable	78,772	28,074
Prepaid expenses and other current assets	32,248	62,275

Total current assets	933,617	544,379

Property and equipment, net	45,382	54,828
Deposits	11,010	11,010

Total assets	$990,009	$610,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,954	$75,607
Accrued expenses (Note 6)	499,638	294,240

Total current liabilities	651,592	369,847

Commitments (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at June 30, 2017 and December 31, 2016	76,095	76,095
Series C convertible preferred stock, $1,000 stated value; 2,810 and 2,868 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	921,705	940,705
Series D convertible preferred stock, $1,000 stated value; 1,000 and -0- shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	980,000	-
Common stock, $.001 par value:
Authorized shares – 300,000,000
Issued and outstanding shares – 62,913,900 and 55,235,233 at June 30, 2017 and December 31, 2016, respectively	62,914	55,235
Additional paid-in capital	35,109,553	34,914,963
Accumulated deficit	(36,811,850)	(35,746,628)

Total stockholders’ equity	338,417	240,370

Total liabilities and stockholders’ equity	$990,009	$610,217

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Grant and collaboration revenue	$352,137	$166,280	$647,872	$213,880

Operating expenses:
Research and development	518,098	397,576	1,069,893	835,580
General and administrative	352,191	344,818	644,858	1,251,323
Total operating expenses	870,289	742,394	1,714,751	2,086,903

Loss from operations	(518,152)	(576,114)	(1,066,879)	(1,873,023)

Other income:
Interest income	1,271	279	1,657	909

Net loss	$(516,881)	$(575,835)	$(1,065,222)	$(1,872,114)

Basic and diluted:
Loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Weighted averages shares outstanding	59,791,475	37,425,291	57,583,491	36,012,458

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,065,222)	$(1,872,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,796	14,390
Stock-based compensation expense	29,102	497,171
Changes in assets and liabilities:
Grant funds receivable	(50,698)	119,978
Prepaid expenses and other current assets	30,027	12,954
Accounts payable and accrued expenses	281,745	53,205
Total adjustments	303,972	697,698
Net cash used in operating activities	(761,250)	(1,174,416)

Cash flows from investing activities:
Purchase of property and equipment	(4,350)	-
Net cash used in investing activities	(4,350)	-

Cash flows from financing activities:
Net proceeds from sale of preferred stock	980,000	-
Net proceeds from sale of common stock	154,167	329,198
Net cash provided by financing activities	1,134,167	329,198

Net increase (decrease) in cash and cash equivalents	368,567	(845,218)
Cash and cash equivalents at beginning of period	454,030	1,060,348

Cash and cash equivalents at end of period	$822,597	$215,130

Supplemental disclosure of cash flow information:

During the six months ended June 30, 2017, 58 shares of Series C Convertible Preferred Stock were converted into 3,862,000 shares of common stock and during the six months ended June 30, 2016, 132 shares of Series C Convertible Preferred Stock were converted into 1,400,000 shares of common stock (Note 8).

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

1.	Description of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a clinical-stage biotechnology company developing human vaccines using our novel vaccine platform. Our current development programs are focused on preventive vaccines against Human Immunodeficiency Virus (HIV), Zika Virus, hemorrhagic fever viruses (Ebola, Sudan, Marburg, Lassa), and malaria, as well as therapeutic vaccines for chronic Hepatitis B infections and cancers. We believe our technology and vaccine development expertise are well-suited for a variety of human infectious diseases and we intend to pursue further expansion of our product pipeline.

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

The accompanying condensed consolidated financial statements at June 30, 2017 and for the three-month and six-month periods ended June 30, 2017 and 2016 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

We believe that our existing cash resources and government funding commitments will be sufficient to continue our planned operations through the end of 2017. Due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that date. We are currently exploring sources of capital through additional government grants and contracts. We also intend to secure additional funds through sales of our equity securities or the exercise of currently outstanding stock purchase warrants. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we will be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation. ASU 2016-09 is an attempt to simplify several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted ASU 2016-09 effective January 1, 2017; such adoption had no material impact on our financial statements.

In May 2017, the FASB issued Accounting Standards Update 2017-09, Scope of Modification Accounting (“ASU 2017-09”), which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation. ASU 2017-09 is an attempt to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for the Company beginning January 1, 2018. We are currently evaluating the impact of the adoption of ASU 2017-09 on our financial statements.

In July 2017, the FASB issued Accounting Standards Update 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”), which amends Accounting Standards Codification Topic 260, Earnings Per Share, Topic 480, Distinguishing Liabilities from Equity, and Topic 815. Derivatives and Hedging. ASU 2017-11 changes the classification of certain equity-linked financial instruments (or embedded features) with down round features, and clarifies existing disclosure requirements for equity-classified instruments. ASU 2017-11 is effective for the Company beginning January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2017-11 on our financial statements.There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we expect to have a material impact on our financial statements.

4.	Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 285.5 million and 83.8 million shares at June 30, 2017 and 2016, respectively.

5.	Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Laboratory equipment	$530,306	$525,956
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	674,596	670,246
Accumulated depreciation and amortization	(629,214)	(615,418)
Property and equipment, net	$45,382	$54,828

6.	Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Accrued salaries	$351,268	$201,170
Accrued directors’ fees	133,370	78,070
Other	15,000	15,000
Total accrued expenses	$499,638	$294,240

7.	Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2018, with an additional 12-month renewal option. As of June 30, 2017, our future minimum lease payments total $232,541, $75,996 of which will be payable during 2017 and $156,545 in 2018.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine products, conduct of our clinical trials, and other research-related activities. As of June 30, 2017, we had approximately $158,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, which we expect will be paid during 2017. We expect this entire amount to be reimbursable to us pursuant to currently outstanding government grants (See Note 10).

8.	Stockholders’ Equity

Series B Convertible Preferred Stock

As of June 30, 2017, there are 100 shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”) outstanding. The Series B Preferred Stock may be converted at any time at the option of the holder into shares of our common stock at a conversion price of $0.35, or 285,714 shares of our common stock. During the six months ended June 30, 2017, there were no conversions or other transactions involving our Series B Preferred Stock.

Series C Convertible Preferred Stock

As of June 30, 2017, there are 2,810 shares of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) outstanding. The Series C Preferred Stock may be converted at any time at the option of the holder into shares of our common stock at a conversion price of $0.015, or 187,349,733 shares of our common stock. In May 2017, in connection with the issuance of our Series D Convertible Preferred Stock discussed below, the conversion price of our Series C Preferred Stock was automatically reduced from $0.05 per share to $0.015 per share. During the six months ended June 30, 2017, we issued an aggregate of 3,862,000 shares of our common stock related to conversion of 58 shares our Series C Preferred Stock.

Series D Convertible Preferred Stock

In May 2017, we issued 1,000 shares of our Series D Convertible Preferred Stock, $1,000 stated value (“Series D Preferred Stock”), for gross proceeds of $1.0 million. Net proceeds, after deduction of certain expenses, were $980,000.

Each share of Series D Preferred Stock is entitled to a liquidation preference equal to the initial purchase price, has no voting rights, and is not entitled to a dividend. The Series D Preferred Stock is convertible at any time at the option of the holders into shares of our common stock, with an initial conversion price of $0.015 per share. The Series D Preferred Shares contains price adjustment provisions, which may, under certain circumstances, reduce the conversion price on future dates according to a formula based on the then-current market price for our common stock.

We assessed the Series D Preferred Stock under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), and ASC Topic 470, “Debt” (“ASC 470”). The preferred stock contains an embedded feature allowing an optional conversion by the holder into common stock which meets the definition of a derivative. However, we determined that the preferred stock is an “equity host” (as described by ASC 815) for purposes of assessing the embedded derivative for potential bifurcation and that the optional conversion feature is clearly and closely associated to the preferred stock host; therefore the embedded derivative does not require bifurcation and separate recognition under ASC 815. We determined there to be a beneficial conversion feature (“BCF”) requiring recognition at its intrinsic value. Since the conversion option of the preferred stock was immediately exercisable, the amount allocated to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the preferred stock.

Common Stock Transactions

During May and June 2017, we issued 3,862,000 shares of our common stock pursuant to the conversion of 58 shares of our Series C Preferred Stock.

During March 2017, we issued 983,334 shares of our common stock related to the exercise of stock purchase warrants, resulting in net proceeds of $49,167.

During April 2017, we issued 2,500,000 shares of our common stock related to the exercise of stock purchase warrants, resulting in net proceeds of $100,000.

During May 2017, we issued 333,333 shares of our common stock related to the exercise of stock purchase warrants, resulting in net proceeds of $5,000.

Stock Options

The following table presents a summary of our stock option transactions during the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	3,499,475	$1.21
Granted	--	--
Exercised	--	--
Forfeited or expired	(115,200)	17.75
Outstanding at June 30, 2017	3,384,275	$0.64
Exercisable at June 30, 2017	1,135,494	$1.77

Stock Purchase Warrants

The following table presents a summary of stock purchase warrant transactions during the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	32,751,578	$0.07
Granted	--	--
Exercised	(3,816,667)	0.02
Forfeited or expired	(1,112,001)	0.57
Outstanding at June 30, 2017	27,822,910	$0.02
Exercisable at June 30, 2017	27,822,910	$0.02

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock option plans was $14,522 and $29,102 for the three-month and six-month periods ended June 30, 2017, respectively, as compared to $13,686 and $27,372 for the three-month and six-month periods ended June 30, 2016, respectively. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of June 30, 2017, there was $102,882 of unrecognized compensation expense related to stock options, which we expect to recognize over a weighted average period of 2.1 years.

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

10.	Grants and Collaboration Revenue

Government Grants and Contracts

We receive payments from government entities under our grants and contracts with the National Institute of Allergy and Infectious Diseases in support of our vaccine research and development efforts. We record revenue associated with government grants and contracts as the reimbursable costs are incurred. During the three-month and six-month periods ended June 30, 2017, we recorded $257,137 and $552,872, respectively, of revenues associated with these grants and contracts, as compared to $166,280 and 213,880, respectively, for the comparable periods of 2016. As of June 30, 2017, there is an aggregate of $910,774 in approved grant and contract funds available for use.

Collaboration Revenue

In March 2017, we entered into a clinical trial collaboration agreement with American Gene Technologies International, Inc. (“AGT”) whereby AGT intends to conduct a phase 1 human clinical trial investigating our combined technologies as a functional cure for HIV infection. In connection with the agreement, during the second quarter of 2017 AGT paid to us a non-refundable upfront fee of $95,000, which we recorded as collaboration revenue during the three and six-month periods ended June 30, 2017.

11.	Subsequent Events

During July 2017, we issued 4,000,000 shares of our common stock pursuant to the conversion of 60 shares of our Series C Preferred Stock.

At a special meeting of our stockholders held on August 4, 2017, our stockholders approved an amendment to our certificate of incorporation to increase our authorized shares of common stock from 300,000,000 to 600,000,000 shares. The amendment to our certificate of incorporation was filed with the Delaware Secretary of State on August 4, 2017.

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

Our current development programs are focused on vaccines against HIV, Zika Virus, hemorrhagic fever viruses (Ebola, Sudan, Marburg, Lassa), and malaria, as well as therapeutic vaccines for chronic Hepatitis B infections and cancers. All of our potential products are in preclinical research and development phases, with the exception of our preventive HIV vaccine, which is currently in human clinical trials.

Our corporate strategy is to advance and protect our vaccine platform and use its capabilities to design and develop an array of products. We aim to advance products through to human clinical testing, and to seek partnership or licensing arrangements for commercialization. We will also leverage third party resources through collaborations and partnerships for preclinical and clinical testing. Our current collaborators include National Institute of Allergy and Infectious Diseases (NIAID), HIV Vaccines Trial Network (HVTN), Centers for Disease Control and Prevention (CDC), United States Army Research Institute of Infectious Disease (USAMRIID), University of Pittsburgh, Georgia State University Research Foundation, University of Maryland, Peking University, Burnet Institute, American Gene Technologies International, Inc., and ViaMune, Inc.

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

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). SAB 104 provides guidance in applying U.S. generally accepted accounting principles (“GAAP”) to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. Historically, our revenue has consisted primarily of grant and contract funding received from NIAID. Revenue from these arrangements is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

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

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance our research and development activities. Since inception, we have funded these activities primarily from government grants and clinical trial assistance, and from sales of our equity securities. At June 30, 2017, we had cash and cash equivalents of $822,597 and total assets of $990,009, as compared to $454,030 and $610,217, respectively, at December 31, 2016. At June 30, 2017, we had a working capital of $282,025, compared to $174,532 at December 31, 2016. Our current liabilities at June 30, 2017 include $484,638 of accrued management salaries and director fees, payment of which is continuing to be deferred.

Net cash used in operating activities was $761,250 and $1,174,416 for the six-month periods ended June 30, 2017 and 2016, respectively. Generally, the variances between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, partially offset by government grant revenues. As of June 30, 2017, there is $910,774 in approved grant funds available for use on a monthly basis during the remainder of 2017 and through June 2018. See the table with further details under “Results of Operations – Grant and Collaboration Revenues” below.

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

Net cash used in investing activities was $4,350 and $-0- for the six-month periods ended June 30, 2017 and 2016, respectively. Our investing activities have consisted predominantly of capital expenditures.

Net cash provided by financing activities was $1,134,167 and $329,198 for the six-month periods ended June 30, 2017 and 2016, respectively. During the six-month period ended June 30, 2017, warrants to purchase shares of our common stock were exercised for total net proceeds of $154,167. During May 2017, we sold shares of our Series D convertible preferred stock to certain institutional investors for net proceeds of $980,000.

As of June 30, 2017, we had an accumulated deficit of $36.8 million. We expect for the foreseeable future we will continue to operate at a loss. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. We will continue to require substantial funds to continue our activities and cannot predict the outcome of our efforts. We believe that our existing cash resources, combined with funding from existing NIH grants and clinical trial support will be sufficient to fund our planned operations through the end of 2017. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of capital through additional government grant programs and clinical trial support, and we may also conduct additional offerings of our equity securities. However, additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of June 30, 2017, we had noncancelable lease obligations and other firm purchase obligations totaling approximately $390,000, as compared to approximately $457,000 at December 31, 2016. Approximately $158,000 of the purchase commitments at June 30, 2017 relate to subcontracts associated with our government grants, which we expect will be fully reimbursed to us pursuant to those grants. We have no committed lines of credit and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Net Loss

We recorded a net loss of $516,881 for the three months ended June 30, 2017, as compared to $575,835 for the three months ended June 30, 2016. For the six months ended June 30, 2017, we recorded a net loss of $1,065,222, as compared to a net loss of $1,872,114 for the six months ended June 30, 2016. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant and Collaboration Revenues

During the three-month and six-month periods ended June 30, 2017, we recorded grant and collaboration revenues of $352,137 and $647,872, respectively, as compared to $166,280 and $213,880, respectively, during the comparable periods of 2016.

Our grant revenues relate to grants and contracts from NIAID in support of our vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is dependent upon our expenditures for activities supported by the grants, and fluctuates based on the timing of the expenditures. Additional detail concerning our grant revenues and the remaining funds available for use as of June 30, 2017 is presented in the table below.

	Grant Revenues Recorded During the Periods				Unused Funds
	Three Months Ended June 30,		Six Months Ended June 30,		Available at
	2017	2016	2017	2016	June 30, 2017
HIV - SBIR Grant	$104,169	$52,869	$158,972	$100,469	$-0-
HIV - SBIR Grant	113,097	113,411	307,223	113,411	553,530
HIV - Vaccine Development Contract	39,871	-	86,677	-	57,244
Zika - SBIR Grant	-	-	-	-	300,000
Total Grants	$257,137	$166,280	$552,872	$213,880	$910,774

In March 2017, we entered into a collaboration with American Gene Technologies International, Inc. (AGT) whereby AGT intends to conduct a Phase 1 human clinical trial with our combined technologies, with the goal of developing a functional cure for HIV infection. The cost of the clinical trial will be borne by AGT. The primary objectives of the trial will be to assess the safety and efficacy of the therapy, with secondary objectives to assess the immune responses as a measure of efficacy. In exchange for use of our vaccine product in the clinical trial, AGT paid us a fee of $95,000 which we received during the second quarter of 2017 and which we recorded as revenue during the three and six month periods ended June 30, 2017. No commercial rights or licenses have yet been granted to AGT.

Research and Development Expenses

During the three-month and six-month periods ended June 30, 2017, we recorded research and development expense of $518,098 and $1,069,893, respectively, as compared to $397,576 and $835,580, respectively, during the comparable periods of 2016. Research and development expense for the three-month and six-month periods of 2017 includes stock-based compensation expense of $6,602 and $13,262 respectively, as compared to $5,894 and $11,787, respectively, for the comparable periods of 2016 (see discussion under “Stock-Based Compensation Expense” below).

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

General and Administrative Expenses

During the three-month and six-month periods ended June 30, 2017, we recorded general and administrative expense of $352,191 and $644,858, respectively, as compared to $344,818 and $1,251,323, respectively, during the comparable periods of 2016. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and other general corporate expenses. General and administrative expense for the three-month and six-month periods of 2017 include stock-based compensation expense of $7,920 and $15,840, respectively; as compared to $7,792 and $485,384, respectively, for the comparable periods of 2016 (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $344,271 and $629,018 during the three-month and six-month periods ended June 30, 2017, respectively, as compared to $337,026 and $765,939, respectively during the comparable periods of 2016. The overall decrease in general and administrative expense from 2016 to 2017 is generally attributable to lower patent costs, as well as efforts to conserve the Company’s cash resources. We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

For the three-month and six-month periods ended June 30, 2017 and 2016, the components of stock-based compensation expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock option expense	$14,522	$13,686	$29,102	$27,372
Warrant modification expense	-	-	-	469,799
Total stock-based compensation expense	$14,522	$13,686	$29,102	$497,171

In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three month and six month periods ended June 30, 2017 and 2016, stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Expense Allocated to:	2017	2016	2017	2016
General and administrative expense	$7,920	$7,792	$15,840	$485,384
Research and development expense	6,602	5,894	13,262	11,787
Total stock-based compensation expense	$14,522	$13,686	$29,102	$497,171

Other Income

Interest income for the three-month and six-month periods ended June 30, 2017 was $1,271 and $1,657, respectively, as compared to $279 and $909, respectively, for comparable periods of 2016. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEOVAX LABS, INC. (Registrant)

Date: August 14, 2017	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 4, 2017 (2)
4.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock filed May 9, 2017 (1)
4.2	Form of Stock Certificate for the Series D Convertible Preferred Stock (1)
10.1	Form of Securities Purchase Agreement dated May 8, 2017 (1)
10.2	Form of Registration Rights Agreement dated May 8, 2017 (1)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101*,***

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three-month and six-month periods ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six-month periods ended June 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 9, 2017.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 4, 2017.