Form 10-Q
period 2017-09-30
GeoVax Labs, Inc.
filed 2017-11-09
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐    No ☒

As of November 9, 2017, 83,913,900 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Part I -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$343,826	$454,030
Grant funds receivable	89,895	28,074
Prepaid expenses and other current assets	12,420	62,275

Total current assets	446,141	544,379

Property and equipment, net	38,484	54,828
Deposits	11,010	11,010

Total assets	$495,635	$610,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,131	$75,607
Accrued expenses (Note 6)	613,411	294,240

Total current liabilities	731,542	369,847

Commitments (Note 7)

Stockholders’ equity (deficiency):
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at September 30, 2017 and December 31, 2016	76,095	76,095
Series C convertible preferred stock, $1,000 stated value; 2,690 and 2,868 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	882,348	940,705
Series D convertible preferred stock, $1,000 stated value; 1,000 and -0- shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	980,000	-
Common stock, $.001 par value:
Authorized shares – 600,000,000 and 300,000,000 at September 30, 2017 and December 31, 2016, respectively
Issued and outstanding shares – 70,913,900 and 55,235,233 at September 30, 2017 and December 31, 2016, respectively	70,914	55,235
Additional paid-in capital	35,155,343	34,914,963
Accumulated deficit	(37,400,607)	(35,746,628)

Total stockholders’ equity (deficiency)	(235,907)	240,370

Total liabilities and stockholders’ equity	$495,635	$610,217

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Grant and collaboration revenue	$247,994	$440,106	$895,866	$653,986

Operating expenses:
Research and development	498,200	683,939	1,568,093	1,519,519
General and administrative	340,143	220,707	985,001	1,472,030
Total operating expenses	838,343	904,646	2,553,094	2,991,549

Loss from operations	(590,349)	(464,540)	(1,657,228)	(2,337,563)

Other income:
Interest income	1,592	340	3,249	1,249
Total other income	1,592	340	3,249	1,249

Net loss	$(588,757)	$(464,200)	$(1,653,979)	$(2,336,314)

Basic and diluted:
Loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.06)
Weighted averages shares outstanding	67,000,857	44,305,161	60,757,109	38,796,896

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,653,979)	$(2,336,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,694	21,585
Stock-based compensation expense	43,535	525,887
Changes in assets and liabilities:
Grant funds receivable	(61,821)	111,213
Prepaid expenses and other current assets	49,855	(25,648)
Accounts payable and accrued expenses	361,695	125,599
Total adjustments	413,958	758,636
Net cash used in operating activities	(1,240,021)	(1,577,678)

Cash flows from investing activities:
Purchase of property and equipment	(4,350)	-
Net cash used in investing activities	(4,350)	-

Cash flows from financing activities:
Net proceeds from sale of preferred stock	980,000	-
Net proceeds from sale of common stock	154,167	1,028,426
Net cash provided by financing activities	1,134,167	1,028,426

Net decrease in cash and cash equivalents	(110,204)	(549,252)
Cash and cash equivalents at beginning of period	454,030	1,060,348

Cash and cash equivalents at end of period	$343,826	$511,096

Supplemental disclosure of cash flow information:

During the nine months ended September 30, 2017, 178 shares of Series C Convertible Preferred Stock were converted into 11,862,000 shares of common stock. During the nine months ended September 30, 2016, 132 shares of Series C Convertible Preferred Stock were converted into 1,400,000 shares of common stock (Note 8).

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Certain of our vaccine development activities have been, and continue to be, financially supported by the U.S. government. This support has been both in the form of research grants and contracts awarded directly to us, as well as indirect support for the conduct of preclinical animal studies and human clinical trials.

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

The accompanying condensed consolidated financial statements at September 30, 2017 and for the three-month and nine-month periods ended September 30, 2017 and 2016 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

We believe that our existing cash resources and government funding commitments will be sufficient to continue our planned operations into the first quarter of 2018. Due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that date. We are currently exploring sources of capital through additional government grants and contracts. We also intend to seek additional funds through sales of our equity securities, exercise of currently outstanding stock purchase warrants, or other means. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we will be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

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

In July 2017, the FASB issued Accounting Standards Update 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”), which amends Accounting Standards Codification Topic 260, Earnings Per Share, Topic 480, Distinguishing Liabilities from Equity, and Topic 815, Derivatives and Hedging. ASU 2017-11 changes the classification of certain equity-linked financial instruments (or embedded features) with down round features, and clarifies existing disclosure requirements for equity-classified instruments. ASU 2017-11 is effective for the Company beginning January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2017-11 on our financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we expect to have a material impact on our financial statements.

4.	Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 277.5 million and 73.1 million shares at September 30, 2017 and 2016, respectively.

5.	Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Laboratory equipment	$530,306	$525,956
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	674,596	670,246
Accumulated depreciation and amortization	(636,112)	(615,418)
Property and equipment, net	$38,484	$54,828

6.	Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Accrued management salaries	$441,942	$201,170
Accrued directors’ fees	156,469	78,070
Other accrued expenses	15,000	15,000
Total accrued expenses	$613,411	$294,240

7.	Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2018, with an additional 12-month renewal option. As of September 30, 2017, our future minimum lease payments total $194,543, $37,998 of which will be payable during 2017 and $156,545 in 2018.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine products, conduct of our clinical trials, and other research-related activities. As of September 30, 2017, we had approximately $79,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, which we expect will be paid during 2017. We expect this entire amount to be reimbursable to us pursuant to currently outstanding government grants (See Note 10).

8.	Stockholders’ Equity

Series B Convertible Preferred Stock

As of September 30, 2017, there are 100 shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”) outstanding. The Series B Preferred Stock may be converted at any time at the option of the holder into shares of our common stock at a conversion price of $0.35 per share, or 285,714 shares. During the nine months ended September 30, 2017, there were no conversions or other transactions involving our Series B Preferred Stock.

Series C Convertible Preferred Stock

As of September 30, 2017, there are 2,690 shares of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) outstanding. The Series C Preferred Stock may be converted at any time at the option of the holder into shares of our common stock at a conversion price of $0.015 per share, or 179,349,733 shares. In May 2017, in connection with the issuance of our Series D Convertible Preferred Stock discussed below, the conversion price of our Series C Preferred Stock was automatically reduced from $0.05 per share to $0.015 per share. During the nine months ended September 30, 2017, we issued an aggregate of 11,862,000 shares of our common stock related to conversion of 178 shares our Series C Preferred Stock.

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

We assessed the Series D Preferred Stock under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), and ASC Topic 470, “Debt” (“ASC 470”). The preferred stock contains an embedded feature allowing an optional conversion by the holder into common stock which meets the definition of a derivative. However, we determined that the preferred stock is an “equity host” (as described by ASC 815) for purposes of assessing the embedded derivative for potential bifurcation and that the optional conversion feature is clearly and closely associated to the preferred stock host; therefore, the embedded derivative does not require bifurcation and separate recognition under ASC 815. We determined there to be a beneficial conversion feature (“BCF”) requiring recognition at its intrinsic value. Since the conversion option of the preferred stock was immediately exercisable, the amount allocated to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the preferred stock.

Increase in Authorized Shares of Common Stock

At a special meeting of our stockholders held on August 4, 2017, our stockholders approved an amendment to our certificate of incorporation to increase our authorized shares of common stock from 300,000,000 to 600,000,000 shares. The amendment to our certificate of incorporation was filed with the Delaware Secretary of State on August 4, 2017.

Common Stock Transactions

As discussed above, during the nine months ended September 30, 2017, we issued 11,862,000 shares of our common stock pursuant to the conversion of 178 shares of our Series C Preferred Stock. During the nine months ended September 30, 2017, we also issued 3,816,667 shares of our common stock related to the exercise of stock purchase warrants, resulting in net proceeds to us of $154,167.

Stock Options

The following table presents a summary of our stock option transactions during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	3,499,475	$1.21
Granted	--	--
Exercised	--	--
Forfeited or expired	(115,200)	17.75
Outstanding at September 30, 2017	3,384,275	$0.64
Exercisable at September 30, 2017	1,140,494	$1.76

Stock Purchase Warrants

The following table presents a summary of stock purchase warrant transactions during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	32,751,578	$0.07
Granted	--	--
Exercised	(3,816,667)	0.04
Forfeited or expired	(1,112,001)	0.57
Outstanding at September 30, 2017	27,822,910	$0.02
Exercisable at September 30, 2017	27,822,910	$0.02

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock option plans was $14,433 and $43,535 for the three-month and nine-month periods ended September 30, 2017, respectively, as compared to $13,686 and $41,058 for the three-month and nine-month periods ended September 30, 2016, respectively. Additionally, during the three-month and nine-month periods ended September 30, 2016, we recorded $15,030 and $484,829, respectively, of stock-based compensation expense related to modifications to stock purchase warrants.

Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of September 30, 2017, there was $88,449 of unrecognized compensation expense related to stock options, which we expect to recognize over a weighted average period of 1.9 years.

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

Government Grants and Contracts

We receive payments from government entities under our grants and contracts with the National Institute of Allergy and Infectious Diseases in support of certain of our vaccine research and development efforts. We record revenue associated with government grants and contracts as the reimbursable costs are incurred. During the three-month and nine-month periods ended September 30, 2017, we recorded $247,994 and $800,866, respectively, of revenues associated with these grants and contracts, as compared to $440,106 and $653,986, respectively, for the comparable periods of 2016. As of September 30, 2017, there is an aggregate of $744,769 in approved grant and contract funds available for use.

Collaboration Revenue

In March 2017, we entered into a clinical trial collaboration agreement with American Gene Technologies International, Inc. (“AGT”) whereby AGT intends to conduct a phase 1 human clinical trial investigating our combined technologies as a functional cure for HIV infection. In connection with the agreement, during the second quarter of 2017 AGT paid to us a non-refundable fee of $95,000, which we recorded as collaboration revenue during the nine-month period ended September 30, 2017.

11.	Subsequent Events

During October 2017, we issued 8,000,000 shares of our common stock pursuant to the conversion of 120 shares of our Series C Preferred Stock. During October and November 2017 we issued 5,000,000 shares of our common stock pursuant to the exercise of stock purchase warrants for net proceeds of $75,000.

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

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance our research and development activities. Since inception, we have funded these activities primarily from government grants and clinical trial assistance, and from sales of our equity securities. At September 30, 2017, we had cash and cash equivalents of $343,826 and total assets of $495,635, as compared to $454,030 and $610,217, respectively, at December 31, 2016. At September 30, 2017, we had a working capital deficit of $285,401, compared to positive working capital of $174,532 at December 31, 2016. Our current liabilities at September 30, 2017 include $598,411 of accrued management salaries and director fees, payment of which is continuing to be deferred.

Net cash used in operating activities was $1,240,021 and $1,577,678 for the nine-month periods ended September 30, 2017 and 2016, respectively. Generally, the variances between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, partially offset by government grant revenues. As of September 30, 2017, there is $744,769 in approved grant funds available for use during the remainder of 2017 and through June 30, 2018. See the table with further details under “Results of Operations – Grant and Collaboration Revenues” below.

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

Net cash used in investing activities was $4,350 and $-0- for the nine-month periods ended September 30, 2017 and 2016, respectively. Our investing activities have consisted predominantly of capital expenditures.

Net cash provided by financing activities was $1,134,167 and $1,028,426 for the nine-month periods ended September 30, 2017 and 2016, respectively. During the nine-month period ended September 30, 2017, warrants to purchase shares of our common stock were exercised for aggregate net proceeds of $154,167. During May 2017, we sold shares of our Series D convertible preferred stock to certain institutional investors for net proceeds of $980,000.

As of September 30, 2017, we had an accumulated deficit of $37.4 million. We expect for the foreseeable future we will continue to operate at a loss. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research and development efforts. We will continue to require substantial funds to continue our activities and cannot predict the outcome of our efforts. We believe that our existing cash resources, combined with funding from existing NIH grants and clinical trial support will be sufficient to fund our planned operations into the first quarter of 2018. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of capital through additional government grant programs and clinical trial support, and we may also conduct additional offerings of our equity securities. However, additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of September 30, 2017, we had noncancelable lease obligations and other firm purchase obligations totaling approximately $274,000, as compared to approximately $457,000 at December 31, 2016. Approximately $79,000 of the purchase commitments at September 30, 2017 relate to subcontracts associated with our government grants, which we expect will be fully reimbursed to us pursuant to those grants. We have no committed lines of credit and no other committed funding or long-term debt. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Net Loss

We recorded a net loss of $588,757 for the three months ended September 30, 2017, as compared to $464,200 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, we recorded a net loss of $1,653,979, as compared to $2,336,314 for the nine months ended September 30, 2016. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant and Collaboration Revenues

During the three-month and nine-month periods ended September 30, 2017, we recorded grant and collaboration revenues of $247,994 and $895,866, respectively, as compared to $440,106 and $653,986, respectively, during the comparable periods of 2016.

Our grant revenues relate to grants and contracts from NIAID in support of our vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is dependent upon our expenditures for activities supported by the grants, and fluctuates based on the timing of the expenditures. Additional detail concerning our grant revenues and the remaining funds available for use as of September 30, 2017 is presented in the table below.

	Grant Revenues Recorded During the Periods				Unused Funds
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,		Available at
	2017	2016	2017	2016	Sep 30, 2017
HIV - SBIR Grant	$-	$79,805	$158,972	$180,274	$-0-
HIV - SBIR Grant	185,909	344,528	493,132	457,939	449,609
HIV - Vaccine Development Contract	23,935	15,773	110,612	15,773	33,310
Zika - SBIR Grant	38,150	-	38,150	-	261,850
Total Grants	$247,994	$440,106	$800,866	$653,986	$744,769

In March 2017, we entered into a collaboration with American Gene Technologies International, Inc. (AGT) whereby AGT intends to conduct a Phase 1 human clinical trial with our combined technologies, with the goal of developing a functional cure for HIV infection. The cost of the clinical trial will be borne by AGT. The primary objectives of the trial will be to assess the safety and efficacy of the therapy, with secondary objectives to assess the immune responses as a measure of efficacy. In exchange for use of our vaccine product in the clinical trial, AGT paid us a fee of $95,000 which we received during the second quarter of 2017 and which is recorded as revenue in the nine-month period ended September 30, 2017. No commercial rights or licenses have yet been granted to AGT.

Research and Development Expenses

During the three-month and nine-month periods ended September 30, 2017, we recorded research and development expense of $498,200 and $1,568,093, respectively, as compared to $683,939 and $1,519,519, respectively, during the comparable periods of 2016. Research and development expense for the three-month and nine-month periods of 2017 includes stock-based compensation expense of $6,513 and $19,775 respectively, as compared to $5,894 and $17,681, respectively, for the comparable periods of 2016 (see discussion under “Stock-Based Compensation Expense” below).

Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our grants from NIAID, the timing of costs associated with clinical trials being funding directly by us, and other factors. The overall variance in research and development expense from the 2016 periods to 2017 is primarily attributable to the timing and amount of costs associated with research subcontracts supported by our grants from NIAID. Our research and development costs do not include costs incurred by the HVTN in conducting clinical trials of our preventive HIV vaccines; those costs are funded directly to the HVTN by NIAID.

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

General and Administrative Expenses

During the three-month and nine-month periods ended September 30, 2017, we recorded general and administrative expense of $340,143 and $985,001, respectively, as compared to $220,707 and $1,472,030, respectively, during the comparable periods of 2016. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and other general corporate expenses. General and administrative expense for the three-month and nine-month periods of 2017 include stock-based compensation expense of $7,920 and $23,760, respectively; as compared to $22,822 and $508,206, respectively, for the comparable periods of 2016 (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $332,223 and $961,241 during the three-month and nine-month periods ended September 30, 2017, respectively, as compared to $197,885 and $963,824, respectively during the comparable periods of 2016. The overall variance in general and administrative expense from the 2016 periods to 2017 is partially attributable in part to the timing of patent costs. Also, during the three months ended September 30, 2017, we incurred additional costs associated with the conduct of a special meeting of stockholders, which contributed to the increase as compared to the same period of 2016. We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

For the three-month and nine-month periods ended September 30, 2017 and 2016, the components of stock-based compensation expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2016	2016
Stock option expense	$14,433	$13,686	$43,535	$41,058
Warrant modification expense	-	15,030	-	484,829
Total stock-based compensation expense	$14,433	$28,716	$43,535	$525,887

In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three month and nine month periods ended September 30, 2017 and 2016, stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Expense Allocated to:	2017	2016	2017	2016
General and administrative expense	$7,920	$22,822	$23,760	$508,206
Research and development expense	6,513	5,894	19,775	17,681
Total stock-based compensation expense	$14,433	$28,716	$43,535	$525,887

Other Income

Interest income for the three-month and nine-month periods ended September 30, 2017 was $1,592 and $3,249, respectively, as compared to $340 and $1,249, respectively, for comparable periods of 2016. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEOVAX LABS, INC.
(Registrant)

Date: November 9, 2017	By:	/s/ Mark W. Reynolds
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
101*,***

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three-month and nine-month periods ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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