Form 10-K
period 2017-12-31
GeoVax Labs, Inc.
filed 2018-03-23
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For fiscal year ended December 31, 2017

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

Large accelerated filer ☐        Accelerated filer ☐                 Non-accelerated filer ☐          Smaller reporting company ☑          Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2017, based on the closing price on that date was $2,456,108.

Number of shares of Common Stock outstanding as of March 22, 2018: 131,736,810

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III

ii

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

Overview

GeoVax Labs, Inc. (“GeoVax” or the “Company”) is a clinical-stage biotechnology company developing human vaccines against infectious diseases and cancer using a novel patented Modified Vaccinia Ankara-Virus Like Particle (MVA-VLP) vaccine platform. In this platform, MVA, a large virus capable of carrying several vaccine antigens, expresses proteins that assemble into highly effective VLP immunogens in the person being vaccinated. The MVA-VLP virus replicates to high titers in approved avian cells for manufacturing but cannot productively replicate in mammalian cells. Therefore, the MVA-VLP derived vaccines elicit durable immune responses in the host similar to a live attenuated virus, while providing the safety characteristics of a replication-defective vector.

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

Our corporate strategy is to advance and protect our vaccine platform and use its unique capabilities to design and develop an array of products. We aim to advance products through to human clinical testing, and to seek partnership or licensing arrangements for commercialization. We will also leverage third party resources through collaborations and partnerships for preclinical and clinical testing. Our collaborators and partners include the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), the HIV Vaccines Trial Network (HVTN), Centers for Disease Control and Prevention (CDC), United States Army Research Institute of Infectious Disease (USAMRIID), U.S. Naval Research Laboratory (USNRL), Emory University, University of Pittsburgh, Georgia State University Research Foundation (GSURF), Peking University, University of Texas Medical Branch (UTMB), the Institute of Human Virology (IHV) at the University of Maryland, the Scripps Research Institute (TSRI), the Burnet Institute in Australia, American Gene Technologies International, Inc. (AGT), ViaMune, Inc., Vaxeal Holding SA, and CaroGen Corporation.

We are incorporated in Delaware, and our offices and laboratory facilities are in Smyrna, Georgia (metropolitan Atlanta).

Our Technology

Vaccines typically contain agents (antigens) that resemble disease-causing microorganisms. Traditional vaccines are often made from weakened or killed forms of the virus or from its surface proteins. Many newer vaccines use recombinant DNA (deoxyribonucleic acid) technology to generate vaccine antigens in bacteria or cultured cells from specific portions of the DNA sequence of the target pathogen. The generated antigens are then purified and formulated for use in a vaccine. The most successful of these purified antigens have been non-infectious virus-like particles (VLPs) as exemplified by vaccines for hepatitis B (Merck's Recombivax® and GSK's Engerix®) and Papilloma viruses (GSK's Cervarix®, and Merck's Gardasil®). Our approach uses recombinant DNA and/or recombinant MVA to produce VLPs in the person being vaccinated (in vivo) reducing complexity and costs of manufacturing. In human clinical trials of our HIV vaccines, we have demonstrated that our VLPs, expressed from the cells of the person being vaccinated, can be safe, yet elicit both strong and durable humoral and cellular immune response.

VLPs can train the body's immune system to recognize and kill the authentic virus should it appear. VLPs can also train the immune system to recognize and kill virus-infected cells to control infection and reduce the length and severity of disease. One of the biggest challenges with VLP-based vaccines is to design the vaccines in such a way that the VLPs will be recognized by the immune system in the same way as the authentic virus would be. When VLPs for enveloped viruses like HIV, Ebola, Marburg or Lassa fever are produced in vivo (in the cells of the recipient), they include not only the protein antigens, but also an envelope consisting of membranes from the vaccinated individual's cells. In this way, they are highly similar to the virus generated in a person's body during a natural infection. VLPs produced in vitro (in a pharmaceutical plant), by contrast, have no envelope; or, envelopes from the cultured cells (typically hamster or insect cells) used to produce them. We believe our technology provides distinct advantages by producing VLPs that more closely resemble the authentic viruses. This feature of our immunogens allows the body's immune system to more readily recognize the virus. By producing VLPs in vivo, we also avoid potential purification issues associated with in vitro production of VLPs.

Examples of VLPs

Figure 1. Electron micrographs showing examples of VLPs produced by GeoVax vaccines in human cells. Note that the Ebola virus VLPs on the left self-assemble into the rod-like shape of the actual Ebola virus, while the HIV VLPs shown on the right take on the spherical shape of the actual HIV virus. While below the resolution of these micrographs, both types of VLPs display what we believe to be the native form of their respective viral envelope glycoproteins which we believe is key to generating an effective immune humoral response.

We selected MVA for use as the live viral component of our vaccines because of its well-established safety record and because of the ability of this vector to carry sufficient viral sequences to produce VLPs. MVA was originally developed as a safer smallpox vaccine for use in immune-compromised people. It was developed by attenuating the standard smallpox vaccine by making over 500 passages of the virus in chicken embryos or chicken embryo fibroblasts, which resulted in a virus with limited ability to replicate in human cells but did not compromise the ability of MVA to grow on avian cells, which are used for manufacturing the virus. The deletions also resulted in the loss of immune evasion genes which assist the spread of wild type smallpox infections, even in the presence of human immune responses.

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

Our Product Development Pipeline

The table below summarizes the status of our product development programs, which are discussed in greater detail in the following pages.

Program	Stage of Development	Collaborators / Funding Sponsor
HIV-Clade B Preventive Vaccine	Phase 2a completed	NIH/NIAID, HVTN, Emory University
HIV-Clade B Immunotherapy	Phase 1	AGT, Emory University
HIV-Clade C Preventive Vaccine	Preclinical	NIH/NIAID, Emory University
Hemorrhagic Fever Vaccines
Ebola virus	Preclinical	NIH/NIAID, USAMRIID
Lassa fever	Preclinical	NIH/NIAID, UTMB, IHV, TSRI, USNRL
Sudan virus	Discovery
Marburg virus	Discovery
Zika Vaccine	Preclinical	NIH/NIAID, CDC
Malaria Vaccine	Preclinical	Burnet Institute
Cancer Immunotherapy	Preclinical	ViaMune, Vaxeal, University of Pittsburgh
Hepatitis B Immunotherapy	Preclinical	CaroGen, GSURF, Peking University

Our HIV/AIDS Vaccine Program

About HIV/AIDS. HIV/AIDS is considered by many in the scientific and medical community to be the most lethal infectious disease in the world. An estimated 37 million people are living with HIV worldwide, with approximately 2.5 million newly infected annually. Approximately 39 million people infected with HIV have died since the 1981 start of the HIV pandemic. The United States currently has an estimated 1.2 million HIV-infected individuals, with approximately 50,000 new infections per year, a number that has remained virtually the same for 20 years. Alarmingly the fastest growing demographic for acquiring an HIV infection in the US is the 13 – 24-year-old group which is expanding at roughly 10% per year and will soon become the group with the highest total number of infections. Moreover, 44% of new infections occur in African-Americans.

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

Prevention of HIV infection remains a worldwide unmet medical need, even in the United States and other first world countries where effective antiretroviral therapies are available. There is no approved HIV vaccine. Current antiretroviral therapies (ART) do not eliminate HIV infection, requiring individuals to remain on such drugs for their entire lives. Uptake and successful long-term adherence to therapy is also limited. Only 30% of those infected with HIV in the US ultimately remain in HIV care with their viral load sufficiently suppressed to prevent spread of HIV. Furthermore, the financial burden to the U.S. taxpayer for HIV education, prevention, and treatment costs is borne through multiple federal agencies. The annual taxpayer cost of HIV in 2016 was $19 billion and is expected to grow to $26 billion by 2020, yet the overall infection rate has not changed in the last 20 years and not a single person has been cured of his/her HIV infection.

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

Our Preventive HIV Vaccine Program

Clade B Preventive HIV Vaccine Program. Our most clinically advanced vaccine is GOVX-B11, designed to protect against the clade B subtype of the HIV virus prevalent in the Americas, Western Europe, Japan and Australia. GOVX-B11 consists of a recombinant DNA vaccine used to prime immune responses and a recombinant MVA vaccine used to boost the primed responses. Both the DNA and MVA vaccines produce non-infectious VLPs in the cells of the vaccinated person.

Phase 1 and phase 2a clinical trials of GOVX-B11 have been conducted by the HVTN. In these trials, totaling approximately 500 participants, GOVX-B11 was tested at various doses and regimens and was extremely well tolerated. The HVTN is the largest worldwide clinical trials network dedicated to the development and testing of HIV/AIDS vaccines. Support for the HVTN comes from the NIAID, part of the NIH. The HVTN’s HIV Vaccine Trial Units are located at leading research institutions in 27 cities on four continents.

In January 2017 HVTN began the next human clinical trial (HVTN 114) in the path toward human efficacy trials. HVTN 114 enrolled individuals who previously participated in the HVTN 205 Phase 2a trial of the GOVX-B11 vaccine, which concluded in 2012. HVTN 114 tests the ability of late boosts (additional vaccinations) to increase the antibody responses elicited by the GeoVax vaccine regimen. These “late boosts” consist of the GeoVax MVA62B vaccine with or without a gp120 protein vaccine. The gp120 protein, AIDSVAX® B/E, is the same protein used to boost immune responses in the partially protective RV144 trial in Thailand and is being used in HVTN 114 to assess the effect of adding a protein vaccine to GOVX-B11. Participants in HVTN 114 receive either (a) another MVA62B boost, (b) a combined boost of MVA62B and AIDSVAX® B/E, or (c) AIDSVAX® B/E alone.

GeoVax, NIAID, HVTN, Duke University, Profectus BioSciences, and the University of Maryland’s Institute for Human Virology (IHV) are actively planning a Phase 1 clinical trial that will test GOVX-B11 with two novel protein vaccines, the B.63521∆11mutC gp120 vaccine developed by Duke and the IHV01 gp120 vaccine developed by IHV and Profectus. This trial will extend on the results from HVTN 114 and further elucidate the immunogenicity of GOVX-B11 in combination with protein vaccines. We expect the clinical trial to begin in late 2018.

Clade C Preventive HIV Vaccine Program. We also are developing DNA/MVA vaccines designed for use against the clade C subtype of HIV that predominate in South Africa and India. NIAID has awarded us Small Business Innovative Research (SBIR) grants in support of this effort.

Our HIV Immunotherapy Program

Finding a cure for HIV/AIDS remains an elusive goal. Current ART, though highly effective at suppressing HIV viral load, are unable to eliminate latent forms of HIV that are invisible to the immune system and inaccessible to antiretroviral drugs. Long-term use of ART can lead to loss of drug effectiveness and can come with severe side effects. The lifetime medical costs of treating an HIV-infected patient in the U.S. are estimated to exceed $500,000. Therefore, any new treatment regimen that allows patients to reduce, modify, or discontinue their antiretroviral therapy can offer measurable quality of life benefits to the patient and tremendous value to the marketplace.

In March 2017, we entered into collaboration with AGT whereby AGT intends to conduct a Phase 1 human clinical trial with our combined technologies during the second half of 2018. The GeoVax vaccine will be used to stimulate virus-specific CD4 T cells in vivo, which will then be harvested from the patient, genetically modified ex vivo using AGT’s technology, and reinfused to the patient. The primary objectives of the trial will be to assess the safety and efficacy of the therapy, with secondary objectives to assess the immune responses as a measure of efficacy. The overall goal of the program will be to develop a functional cure for HIV infection. In a previous phase 1 clinical trial (GV-TH-01), we demonstrated that our vaccine can stimulate production of CD4+ T cells in HIV infected patients– the intended use of the MVA-VLP HIV vaccine in the proposed AGT study.

Our Hemorrhagic Fever Vaccine Programs

About Ebola, Sudan, Marburg and Lassa fever viruses. Ebola (EBOV, formerly designated as Zaire ebolavirus), Sudan (SUDV), and Marburg viruses (MARV) are the current most virulent species of the Filoviridae family. They can cause up to a 90% fatality rate in humans and are epizootic in Central and West Africa with 28 outbreaks since 1976. The 2013-16 Ebola outbreak caused 28,616 cases and 11,310 deaths (40% fatal). Additional outbreaks are certain due to indigenous reservoirs of the virus (e.g. fruit bats).

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

We believe an ideal vaccine against major filoviruses and LASV must activate both humoral and cellular arms of the immune system. It should include the induction of antibodies to slow the initial rate of infection and a cellular immune response to help clear the infection. Moreover, it should address strain variations by providing broad coverage against potential epizootic filovirus strains, and it should be safe not only in healthy individuals (e.g. travelers or health care workers), but also in immunocompromised persons (e.g., HIV infected) and those with other underlying health concerns.

Despite significant progress being made with some experimental vaccines in clinical trials, none have been fully tested for both safety and efficacy. The replication competent rVSV-ZEBOV showed safety concerns in Phase 1 trials and by virtue of being replication competent could pose threats to immunocompromised individuals, such as those infected with HIV living in West Africa where recent Ebola epidemics started. The less advanced adeno-vectored vaccine candidates may require relatively cumbersome heterologous prime/boost regimens, for example with MVA, to elicit durable protective immunity. The use of Ad5 vectors also has been associated with concerns over increased susceptibility to HIV infection in areas with high HIV incidence. Even with rVSV-ZEBOV showing promise in the 2013-2015 epidemic, the world would benefit by being prepared with a safer and effective vaccine, to prevent or alleviate the effects of the next epidemic.

Our Vaccines. To address the unmet need for a product that can respond to future filovirus epidemics and potentially end LASV infections in West Africa, we are developing innovative vaccines utilizing our MVA-VLP platform. We are addressing strain variations, and induction of broad humoral and cellular response through development of four monovalent vaccines, which we may also investigate blending together as a single tetravalent vaccine (TV) to provide broad coverage, potentially with a single dose. The MVA vector is considered safe, having originally been developed for use in immunocompromised individuals as a smallpox vaccine.

Our vaccines are expected to not only protect at-risk individuals against EBOV, SUDV, MARV, and LASV, but also potentially reduce or modify the severity of other re-emerging filovirus pathogens such as Bundibugyo, Ivory Coast, and Reston viruses, based on antigenic cross reactivity and the elicitation of T cells to the more conserved matrix proteins (e.g. VP40 or Z) in addition to standard GP proteins used by us and other manufacturers. Thus, the GeoVax MVA-VLP approach offers a unique combination of advantages to achieve breadth and safety of a pan-filo/LASV vaccine. In addition to protecting people in Africa, it is intended to prevent the spread of disease to the US, and for preparedness against terrorist release of any of bio-threat pathogens. The initial markets for our vaccines are both NGOs such as the GAVI vaccine alliance and the Bill & Melinda Gates Foundation, as well as US and foreign governments.

Our initial preclinical studies in rodents and nonhuman primates for our first vaccine candidate (for EBOV) have shown 100% protection against a lethal dose of Ebola virus upon a single immunization. Preclinical studies in rodents for our second vaccine candidate (for LASV) showed similarly impressive results (100% single-dose protection).

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

Our Vaccine. To address the unmet need for a ZIKV vaccine, we are developing novel vaccine candidates constructed in our MVA live vector platform, which has already shown great promise in our HIV and Ebola vaccines. We believe that, unlike other vaccines in development, the GeoVax vaccine combines a highly potent, yet safe, replication deficient viral vector (MVA) to deliver novel antigens of ZIKV to develop a single-dose vaccine. MVA has an outstanding safety record, which is particularly important given the need to include women of child-bearing age and newborns among those being vaccinated. Our Zika vaccine does not appear to induce Antibody Dependent Enhancement (ADE) of infection. ADE is a serious side effect induced when a vaccinated individual is bitten a second time by a mosquito carrying a second flavivirus such as dengue, resulting in a more virulent reaction. We expect these features to yield a safe and highly effective vaccine that is well suited to provide potent and durable immunity against ZIKV infection.

We collaborated with the US Centers for Disease Control (CDC) to develop a lethal challenge model in mice to test our vaccine candidates. We have demonstrated 100% protection in mice against a lethal challenge after a single dose vaccination. ZIKV and reagents are supplied by UTMB.

Our Malaria Vaccine Program

About Malaria. Malaria is a mosquito-borne disease caused by Plasmodium parasites. Symptoms are fever, chills, sweating, vomiting and flu-like illness. If untreated, severe complications (severe anemia, cerebral malaria and organ failure) will lead to death. Over 3 billion people in 106 countries and territories live at risk of malaria infection. According to the latest estimates from the World Health Organization (WHO), 214 million new cases of malaria were recorded worldwide in 2015, resulting in 438,000 deaths. There are 1,500 cases in the US each year (travelers returning home). Children under five years of age are particularly susceptible to malaria illness, infection, and death. In 2015, malaria killed an estimated 306,000 children. Current treatments include bed net distributions, drug treatment and mosquito spraying. Malaria parasites develop resistance to drugs and insecticides. Even though vaccines have shown to be the most cost-effective ways to fight and eliminate infectious diseases (Smallpox, polio, etc.), and after many decades of research and development, there is no commercial malaria vaccine at the present time. Even a vaccine with efficacy of 30-50% will prevent hundreds of thousands of deaths annually. Current vaccine candidates generally consist of subunit proteins, are poorly immunogenic, based on limited number of antigens (generally 4-5 antigens), do not target multiple stages of parasite life cycle, and do not induce strong durable functional antibodies and T cell responses. Therefore, identification of appropriate antigens and vaccine technologies is critical for development of an effective malaria vaccine.

Our Vaccine Approach. An ideal malaria vaccine candidate should contain antigens from multiple stages of the malaria life cycle, and should induce both functional antibodies (predominantly IgG1 and IgG3 subtypes shown to be associated with protection) and strong cell mediated immunity (e.g. Th1 biased CD4+ ad CD8+) to reduce parasitemia by clearing infected cells (liver cells or erythrocytes). We have shown (in animal models and humans) that MVA-VLP vaccines can induce a Th1 biased response with both durable functional antibodies (IgG1 and IgG3) and CD4+ and CD8+ T cell responses both of which are hallmarks of an ideal malaria vaccine.

We have established a collaboration with the Burnet Institute, a leading infectious diseases research institute in Australia, for the development of a vaccine to prevent malaria infection. The project includes the design, construction, and characterization of multiple malaria vaccine candidates using GeoVax’s MVA-VLP vaccine platform combined with malaria Plasmodium falciparum and Plasmodium vivax sequences identified by the Burnet Institute. The vaccine design, construction, and characterization will be performed at GeoVax with further characterization and immunogenicity studies in animal models conducted at Burnet Institute using their unique functional assays that provide key information on vaccine efficacy.

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

The CDC estimates that between 700,000 to 1.4 million people in the United States have chronic HBV infections, with an estimated 20,000 new infections every year. Many people are unaware that they are infected or may not show any symptoms. Therefore, they never seek the attention of medical or public health officials. Globally, chronic Hepatitis B affects more than 240 million people and contributes to nearly 686,000 deaths worldwide each year. Even though a preventive HBV vaccine is available, less than 5% of chronic HBV infections are cured through currently available therapies.

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

Given the challenges and difficulties of developing an effective therapy for chronic HBV infections, our strategy is to engage with multiple collaborators for combination therapies to increase our chances of success. We initially began collaborating in 2017 with Georgia State University Research Foundation (GSU) on a project that includes the design, construction, characterization and animal testing of multiple vaccine candidates using our MVA-VLP vaccine platform. Vaccine antigens include both GeoVax and GSU’s proprietary designed sequences. In February 2018, we expanded our collaborative efforts to include CaroGen Corporation to evaluate our MVA-VLP-HBV vaccine candidates in combination with CaroGen’s HBV virus-like vesicles (VSV) vaccine candidate.

Our Cancer Immunotherapy Program

About Cancer Immunotherapy. Cancer is the second most common cause of death in the US, exceeded only by heart disease. Its global burden is expected to rise to 22 million new cases per year by 2030. Currently, there is only one FDA approved cancer vaccine, PROVENGE® (sipuleucel-T). PROVENGE® is a personalized therapy for prostate cancer patients, which prolongs survival times by about 4 months. However, the field of immuno-oncology has received new momentum with the discovery and initial launch of monoclonal antibodies (Mabs) called immune checkpoint inhibitors (ICIs). Tumors hijack the body’s natural immune checkpoints by over expressing immune checkpoint ligands (proteins that bind to and activate the inhibitory activity of immune checkpoints), as a mechanism of immune resistance, especially against the T cells that are specific for tumor antigens and can kill cancer cells. ICIs block the interaction of Immune checkpoints with their ligands on tumor cells, allowing poorly functional T cells to resume proliferation, cytokine production and killing of tumor cells.

Unlike conventional therapies (e.g. radiation, chemotherapy, antibody, etc.), cancer vaccines have the potential to induce responses that not only result in the control and even clearance of tumors but also establish immunological memory that can suppress and prevent tumor recurrence. Convenience, safety, and low toxicity of cancer vaccines could make them invaluable tools to be included in future immunotherapy approaches for treating tumors. Currently, there are only a few vectored cancer vaccines being tested in combination with ICIs, all of which are in early clinical stages.

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

We are also collaborating with ViaMune, Inc., which has developed a fully synthetic MUC1 vaccine candidate (MTI). The collaboration will assess each companies’ vaccine platform, separately, and in combination, with the goal of developing a tumor MUC1 vaccine that can produce a broad spectrum of anti-tumor antibody and T cell responses. The resulting MUC1 vaccine will be combined with ICIs as a novel vaccination strategy for cancer patients with advanced MUC1+ tumors. We have produced an MVA-VLP-MUC1 vaccine candidate, demonstrated VLP production by electron microscopy using MUC1 immunogold staining, and showed that the VLPs express a hypo-glycosylated form of MUC1 in human cell lines. Preclinical studies of the combined MTI and MVA-VLP-MUC1 vaccines conducted at the University of North Carolina at Charlotte have shown encouraging results and we are currently planning the next stage of preclinical testing.

In January 2018, we began an additional collaboration with Vaxeal Holding SA, in Switzerland to investigate a combination approach with another tumor-associated antigen (Cyclin B1). The collaboration between GeoVax and Vaxeal will include the design, construction, characterization and animal testing of vaccine candidates using our MVA-VLP vaccine platform in combination with Vaxeal’s proprietary designed antigen sequences.

Support from the United States Government

Grants and Contracts. We have been the recipient of multiple federal grants and contracts in support of our vaccine development programs. Our most recent awards are as follows:

SBIR Grant No. 1R43AI134200-01. In June 2017, NIAID awarded us a Small Business Innovation Research (SBIR) grant entitled “Advanced Preclinical Testing of a Novel Recombinant Vaccine Against Zika Virus.” The initial grant award was $300,000 for the first year of a two-year project period beginning June 24, 2017, with a total project budget of $600,000.

Staged Vaccine Development Contract. In August 2016, NIAID awarded us a Staged Vaccine Development contract to produce our preventive HIV vaccine for use in future clinical trials. The award included a base contract of $199,442 for the initial period from August 1, 2016 to December 31, 2017 (the “base period”) to support process development, as well as $7.6 million in additional development options that can be exercised by NIAID. Prior to the end of the base period NIAID notified us that it did not plan to exercise the additional development option under the contract due to funds availability and NIAID’s programmatic needs. We do not expect this to have an impact on the human clinical trials of our preventive HIV vaccine currently being conducted by the HVTN, or future trials being planned.

SBIR Grant No. 2R44AI106422-03. In April 2016, NIAID awarded us an SBIR grant entitled “Enhancing Protective Antibody Responses for a DNA/MVA HIV Vaccine.” The initial grant award was $740,456 for the first year of a two-year project period beginning April 15, 2016, with a total project budget of $1,398,615. In March 2017, NIAID awarded us $658,159 for the second year of the project period to test the effects of adding two proteins to our vaccine regimen.

SBIR Grant No. 1R43AI120887-01/02. In June 2015, NIAID awarded us an SBIR grant entitled “Directed Lineage Immunizations for Eliciting Broadly Neutralizing Antibody.” The initial grant award was $299,585 for the first year of a two-year project period beginning July 1, 2015. In June 2016, NIAID awarded us $294,038 for the second year of the project period to develop a clade C HIV vaccine. Clade C is the most prevalent subtype of HIV in eastern South American, sub-Saharan Africa and India

Clinical Trial Support. All our human clinical trials to date for our preventive HIV vaccines, including the recently initiated HVTN 114 trial, have been conducted by the HVTN and funded by NIAID. This financial support has been provided by NIAID directly to the HVTN, so has not been recognized in our financial statements, and we do not know the cost of these trials.

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

Government Regulations

Regulation by governmental authorities in the United States and other countries is a significant factor in our ongoing research and development activities and in the manufacture of our products. Complying with these regulations involves considerable expertise, time and expense.

In the United States, drugs and biologics are subject to rigorous federal and state regulation. Our products are regulated under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and the regulations promulgated under these statutes, and other federal and state statutes and regulations. These laws govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of medications and medical devices. Product development and approval within this regulatory framework is difficult to predict, takes several years and involves great expense. The steps required before a human vaccine may be marketed in the United States include:

●	Preclinical laboratory tests, in vivo preclinical studies and formulation studies;
●	Manufacturing and testing of the product under strict compliance with current Good Manufacturing Practice (cGMP) regulations;
●	Submission to the FDA of an Investigational New Drug application for human clinical testing which must become effective before human clinical trials can commence;
●	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;
●	The submission of a Biologics License Application to the FDA, along with the required user fees; and
●	FDA approval of the BLA prior to any commercial sale or shipment of the product

Before marketing any drug or biologic for human use in the United States, the product sponsor must obtain FDA approval. In addition, each manufacturing establishment must be registered with the FDA and must pass a pre-approval inspection before introducing any new drug or biologic into commercial distribution.

Because GeoVax does not manufacture vaccines for human use within our own facilities, we must ensure compliance both in our own operations and in the outsourced manufacturing operations. All FDA-regulated manufacturing establishments (both domestic establishments and foreign establishments that export products to the United States) are subject to inspections by the FDA and must comply with the FDA’s cGMP regulations for products, drugs and devices.

FDA determines compliance with applicable statutes and regulations through documentation review, investigations, and inspections. Several enforcement mechanisms are available to FDA, ranging from a simple demand to correct a minor deficiency to mandatory recalls, closure of facilities, and even criminal charges for the most serious violations.

Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

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

We also are subject to various federal, state and local laws, regulations, and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances used in connection with our research. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted.

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

Competition

The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be competitive with our products. There are several multinational pharmaceutical companies and large biotechnology companies currently marketing or pursuing the development of products or product candidates targeting the same indications as our product candidates. The number of companies seeking to develop products and therapies for the treatment of unmet needs in these indications is likely to increase. Some of these competitive products and therapies are based on scientific approaches that are similar to our approaches, and others are based on entirely different approaches.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Our competitors’ products may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. We expect any products that we develop and commercialize to compete based on, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payers.

There are currently no FDA licensed and commercialized HIV vaccines, Zika vaccines, or hemorrhagic fever virus vaccines available in the world market. We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, which are actively engaged in vaccine research and development in these areas. For hemorrhagic fever viruses, these include NewLink Genetics and Merck, Johnson & Johnson, Novavax, Profectus Biosciences, Protein Sciences, Inovio and GlaxoSmithKline. For HIV, these include Sanofi, GlaxoSmithKline, and Johnson & Johnson. Other HIV vaccines are in varying stages of research, testing and clinical trials including those supported by the NIH Vaccine Research Center, the U.S. Military, IAVI, the European Vaccine Initiative, and the South African AIDS Vaccine Initiative. For Zika, these include NewLink Genetics, Inovio, Merck, Butantan Institute and NIH (NIAID).

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

There are currently no commercialized vaccines to prevent malaria infection. A first generation infection-blocking malaria vaccine, RTS,S, is under regulatory review. It requires 4 doses and has been recommended by the WHO for pilot implementation studies. Since this vaccine is based on a single antigen and has modest efficacy (30-40%, depending on the age of subjects), the WHO has defined a Road Map for developing and licensing of next generation malaria vaccines. These vaccines are expected to contain multiple antigens designed to block both infection and transmission of malaria with at least a 75% efficacy rate.

A number of companies are developing various types of therapeutic vaccines or other immunotherapy approaches to treat cancer including Advaxis, Immune Design, Oncothyreon, Bavarian Nordic, Roche Pharmaceuticals, Merck & Co, Bristol Myers Squibb, AstraZeneca plc, and Medimmune, LLC.

Our Intellectual Property

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are described by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, we are pursuing and will continue to pursue patent protection for our proprietary technologies obtained or developed through our collaborations or developed by us alone. Our patent portfolio includes applications directed to DNA and MVA based HIV vaccines, their genetic inserts expressing multiple HIV protein components, composition, structure, claim of immunization against multiple subtypes of HIV, routes of administration, safety and other related factors and methods of therapeutic and prophylactic use thereof including administration regimes. Also included are applications directed to preventive vaccines against hemorrhagic fever viruses (Ebola, Sudan, Marburg and Lassa), Zika virus and malaria, and use thereof; immuno-oncology vaccine compositions and methods of use thereof; and therapeutic vaccines against HBV and use thereof. We are the licensee of at least nine issued or allowed U.S. patents and at least twenty-three issued or allowed non-U.S. patents. We are actively pursuing two U.S. provisional applications, two non-U.S. and two international patent applications as the owner of record, in addition to at least two non-U.S. patent applications under license.

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

We cannot be certain that any of the current pending patent applications we have licensed, or any new patent applications we may file or license, will ever be issued in the United States or any other country. Even if issued, there can be no assurance that those patents will be sufficiently broad to prevent others from using our products or processes. Furthermore, our patents, as well as those we have licensed or may license in the future, may be held invalid or unenforceable by a court, or third parties could obtain patents that we would need to either license or to design around, which we may be unable to do. Current and future competitors may have licensed or filed patent applications or received patents and may acquire additional patents or proprietary rights relating to products or processes competitive to ours. In addition, any claims relating to the infringement of third-party proprietary rights, or earlier date of invention, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources and require us to enter royalty or license agreements which are not advantageous to us, if available at all.

Research and Development

Our expenditures for research and development activities were $2,017,350, $1,970,859, and $1,693,102 during the years ended December 31, 2017, 2016 and 2015, respectively. As our vaccines continue to go through the process to obtain regulatory approval, we expect our research and development costs to increase. We have not yet formulated any plans for marketing and sales of any vaccine candidate we may successfully develop. Compliance with environmental protection laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position to date.

Scientific Advisors

We seek advice from our Scientific Advisory Board, which consists of a number of leading scientists, on scientific and medical matters. The current members of our Scientific Advisory Board are:

Name	Position/Institutional Affiliation
Thomas P. Monath, MD	Managing Partner and Chief Scientific Officer at Crozet Biopharma
Stanley A. Plotkin, MD	Professor Emeritus, University of Pennsylvania Adjunct Professor, Johns Hopkins University
Barney S. Graham, MD, PhD	Senior Investigator, Vaccine Research Center, NIAID
Scott C. Weaver, PhD	Director, University of Texas Medical Branch Institute for Human Infections and Immunity Scientific Director, Galveston National Laboratory
Olivera J. Finn, PhD	Distinguished Professor of Immunology and Surgery, University of Pittsburgh

Properties and Employees

We lease approximately 8,400 square feet of office and laboratory space located at 1900 Lake Park Drive, Suite 380, Smyrna, Georgia under a lease agreement which expires on December 31, 2018. We believe this space is adequate for our current needs and we expect to renew the lease on a short-term basis. We may experience an adverse impact on our business if we are unable to access suitable facilities for our offices and laboratories. As of March 20, 2018, we had seven full-time and two part-time employees. None of our employees are covered by collective bargaining agreements and we believe that our employee relations are good.

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

We have had no product revenue to date and there can be no assurance that we will ever generate any product revenue. We have experienced operating losses since we began operations in 2001. As of December 31, 2017, we had an accumulated deficit of approximately $37.9 million. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, pre-clinical, clinical, manufacturing and marketing efforts expand. Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of our product candidates, conduct pre-clinical tests and clinical trials, obtain the necessary regulatory approvals, and manufacture and market the resulting products. Unless we are able to successfully meet these challenges, we will not be profitable and may not remain in business.

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

To date, we have financed our operations principally through the sale of our equity securities and through NIAID grants and clinical trial support. We will require substantial additional financing at various intervals for our operations, including clinical trials, operating expenses, intellectual property protection and enforcement, for pursuit of regulatory approvals, and for establishing or contracting out manufacturing, marketing and sales functions. There is no assurance that such additional funding will be available on terms acceptable to us or at all. If we are not able to secure the significant funding that is required to maintain and continue our operations at current levels, or at levels that may be required in the future, we may be required to delay clinical studies or clinical trials, curtail operations, or obtain funds through collaborative arrangements that may require us to relinquish rights to some of our products or potential markets.

The costs of conducting all of our human clinical trials to date for our preventive HIV vaccine have been borne by the HIV Vaccine Trials Network (HVTN), with funding by NIAID, and we expect NIAID support for additional clinical trials. GeoVax incurs costs associated with manufacturing the clinical vaccine supplies and other study support. We cannot predict the level of support we will receive from the HVTN or NIAID for any additional clinical trials of our HIV vaccines.

Our operations are also partially supported by the NIAID grants awarded to us to support our HIV and Zika vaccine programs. As of December 31, 2017, there was $481,695 of unused grant funds remaining and available for use during 2018. We are pursuing additional support from the federal government for our vaccine programs. However, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Furthermore, there is some risk that actual funding for grants could be delayed, cut back, or eliminated due to government budget constraints. Therefore, it will be necessary for us to look to other sources of funding to finance our development activities.

We expect that our current working capital, combined with proceeds from the grants awarded to us from NIAID will be sufficient to support our planned level of operations into the third quarter of 2018. We will need to raise additional funds to significantly advance our vaccine development programs and to continue our operations. In order to meet our operating cash flow needs we plan to seek sources of non-dilutive capital through government grant programs and clinical trial support. We may also plan additional offerings of our equity securities, debt, or convertible debt instruments. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

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

We do not know whether planned clinical trials will begin on time or whether we will complete any of our clinical trials on schedule, if at all. Product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. Significant delays may adversely affect our financial results and the commercial prospects for our products and delay our ability to become profitable.

We rely heavily on the HVTN, independent clinical investigators, vaccine manufacturers, and other third-party service providers for successful execution of our clinical trials, but do not control many aspects of their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates. There is also a risk of changes in clinical trial strategy and timelines due to the HVTN and NIAID altering their trial strategy.

Failure to obtain timely regulatory approvals required to exploit the commercial potential of our products could increase our future development costs or impair our future sales.

None of our vaccines are approved by the FDA for sale in the United States or by other regulatory authorities for sale in foreign countries. To exploit the commercial potential of our technologies, we are conducting and planning to conduct additional pre-clinical studies and clinical trials. This process is expensive and can require a significant amount of time. Failure can occur at any stage of testing, even if the results are favorable. Failure to adequately demonstrate safety and efficacy in clinical trials could delay or preclude regulatory approval and restrict our ability to commercialize our technology or products. Any such failure may severely harm our business. In addition, any approvals we obtain may not cover all of the clinical indications for which approval is sought or may contain significant limitations in the form of narrow indications, warnings, precautions or contraindications with respect to conditions of use, or in the form of onerous risk management plans, restrictions on distribution, or post-approval study requirements.

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

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a significant adverse effect on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, including in the European Union, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, includes a number of provisions that are intended to lower healthcare costs, including prescription drug prices and government spending on medical products.

Since its enactment, there have also been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the statute. We continue to evaluate the effect that the Affordable Care Act and subsequent changes to the statute has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

There has also been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products. There have been several Congressional inquiries and proposed bills, as well as state efforts, designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In June 2017, FDA issued a Drug Competition Action plan intended to lower prescription drug prices by encouraging competition from generic versions of existing products. The Agency announced that it will issue a similar plan intended to promote competition to prescription biologics from biosimilars later this year.

Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. For example, in September 2017, the California State Assembly approved SB17, which requires pharmaceutical companies to notify health insurers and government health plans at least 60 days before any scheduled increases in the prices of their products if they exceed 16% over a two-year period, and further requiring pharmaceutical companies to explain the reasons for such increase. Effective in 2016, Vermont passed a law requiring certain manufacturer identified by the state to justify their price increases.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.

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

The exercise of options or warrants or conversion of our Series B, Series C, Series D or Series E Preferred Stock may depress our stock price and may result in significant dilution to our common stockholders.

There are a significant number of outstanding options and warrants to purchase our common stock and we have issued Series B, Series C, Series D and Series E Convertible Preferred Stock that is convertible into our common stock. If the market price of our common stock exceeds the conversion prices of the preferred shares, holders of those securities may be likely to convert their preferred shares and sell the common stock acquired upon conversion of such securities in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of preferred shares may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding preferred shares convert those preferred shares, our common stockholders will incur dilution in their relative percentage ownership. The prospect of this possible dilution may also impact the price of our common stock.

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

Our certificate of incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of preferred stock. We have issued, and there are outstanding, 100 shares of Series B Convertible Preferred Stock, 2,570 shares of our Series C Convertible Preferred Stock, 700 shares of our Series D Convertible Preferred Stock, and 600 shares of our Series E Convertible Preferred Stock. We believe the terms of these preferred shares would not have a substantial impact on the ability of a third party to effect a change in control. The remaining shares of preferred stock may be issued in one or more series, the terms of which may be determine at the time of issuance by our Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it costlier to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We lease approximately 8,400 square feet of office and laboratory space located at 1900 Lake Park Drive, Suite 380, Smyrna, Georgia under a lease agreement which expires on December 31, 2018. We believe this space is adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTCQB Market under the symbol “GOVX”. The following table sets forth the high and low bid prices for our common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark-up, markdown, or commission, and do not necessarily represent actual transactions. On March 20, 2018, the last reported sale price for our common stock as reported in the OTCQB Market was $0.04 per share.

	High	Low
2018
First Quarter (through March 20, 2018)	$0.06	$0.04
2017
Fourth Quarter	$0.10	$0.03
Third Quarter	$0.04	$0.03
Second Quarter	$0.07	$0.03
First Quarter	$0.07	$0.04
2016
Fourth Quarter	$0.08	$0.05
Third Quarter	$0.11	$0.07
Second Quarter	$0.09	$0.06
First Quarter	$0.14	$0.05

Holders

On March 20, 2018, there were approximately 540 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not paid any dividends since our inception and do not contemplate paying dividends in the foreseeable future. The certificates of designation for our outstanding preferred stock would prohibit the payment of dividends on our common stock if there were any dividends due but unpaid on our preferred stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this report that have not previously been reported on Form 10-Q or Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2017 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	3,720,000	$0.48	-0-
Equity compensation plans not approved by stockholders	3,304,275	$0.07	526,025

A description of our equity compensation plans can be found in footnotes 2 and 9 to our 2017 consolidated financial statements.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data as of and for each of the five years ended December 31, 2017 are derived from our audited consolidated financial statements. The historical results presented below are not necessarily indicative of the results to be expected for any future period. The information set forth below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the related notes, beginning on page F-1.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Total revenues	$1,075,270	$828,918	$428,081	$882,956	$2,417,550
Net loss	(2,170,162)	(3,271,701)	(2,689,287)	(2,733,555)	(2,284,943)
Basic and diluted net loss per common share	(0.03)	(0.08)	(0.08)	(0.10)	(0.11)

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	490,235	610,217	1,331,593	1,333,198	2,839,576
Total stockholders’ equity (deficiency)	(321,057)	240,370	1,204,603	1,146,175	2,527,227

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

Overview

GeoVax is a clinical-stage biotechnology company developing human vaccines against infectious diseases and cancer using a novel patented Modified Vaccinia Ankara-Virus Like Particle (MVA-VLP) vaccine platform. In this platform, MVA, a large virus capable of carrying several vaccine antigens, expresses proteins that assemble into highly effective VLP immunogens in the person being vaccinated. The MVA-VLP derived vaccines elicit durable immune responses in the host similar to a live-attenuated virus, while providing the safety characteristics of a replication-defective vector.

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

Our corporate strategy is to advance and protect our vaccine platform and use its unique capabilities to design and develop an array of products. We aim to advance products through to human clinical testing, and to seek partnership or licensing arrangements for commercialization. We will also leverage third party resources through collaborations and partnerships for preclinical and clinical testing. Our collaborators and partners include the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH), the HIV Vaccines Trial Network (HVTN), Centers for Disease Control and Prevention (CDC), United States Army Research Institute of Infectious Disease (USAMRIID), U.S. Naval Research Laboratory (USNRL), Emory University, University of Pittsburgh, Georgia State University Research Foundation, Peking University, University of Texas Medical Branch (UTMB), the Institute of Human Virology (IHV) at the University of Maryland, the Scripps Research Institute (TSRI), Burnet Institute in Australia, American Gene Technologies, Inc. (AGT), ViaMune, Inc., Vaxeal Holding SA, and CaroGen Corporation.

We have not generated any revenues from the sale of any such products, and we do not expect to generate any such revenues for at least the next several years. Our product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that we advance to clinical testing will require regulatory approval prior to commercial use and will require significant costs for commercialization. We may not be successful in our research and development efforts, and we may never generate sufficient product revenue to be profitable.

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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements for the year ended December 31, 2017. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

During the years ended December 31, 2017, 2016 and 2015, we recognized revenue in accordance with U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (SAB 104). SAB 104 provides guidance in applying GAAP to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2017, 2016 and 2015, our revenue consisted primarily of grant and contract funding received from the NIH. Revenue from these arrangements is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company beginning January 1, 2018. We do not believe the adoption of ASU 2014-09 will have a material impact on our financial statements.

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

In May 2017, the FASB issued Accounting Standards Update 2017-09, Scope of Modification Accounting (“ASU 2017-09”), which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation. ASU 2017-09 is an attempt to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for the Company beginning January 1, 2018. We do not believe the adoption of ASU 2017-09 will have a material impact on our financial statements.

Liquidity and Capital Resources

Our principal uses of cash are to finance our research and development activities. Since inception, we have funded these activities primarily from government grants and clinical trial assistance, and from sales of our equity securities. At December 31, 2017, we had cash and cash equivalents of $312,727 and total assets of $490,235, as compared to $454,030 and $610,217, respectively, at December 31, 2016. At December 31, 2017, we had a working capital deficit of $363,218, compared to positive working capital of $174,532 at December 31, 2016. Our current liabilities at December 31, 2017 and 2016 include $715,235 and $279,240, respectively, of accrued management salaries and director fees, payment of which will continue to be deferred as discussed further below.

Net cash used in operating activities was $1,688,464, $1,946,119, and $2,705,263 for the years ended December 31, 2017, 2016 and 2015, respectively. Generally, the variances between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, partially offset by government grant revenues. As of December 31, 2017, there is $481,695 in remaining grant funds available for use during 2018. See the table with further details under “Results of Operations – Grant and Collaboration Revenues” below.

During 2016 and 2017 members of our executive management team and our board of directors agreed to defer portions of their salaries and fees in order to help conserve the Company’s cash resources. As of December 31, 2017 and 2016, the accumulated deferrals totaled $715,235 and $279,240, respectively. The ongoing deferrals of approximately $30,200 per month for the management salaries and approximately $28,000 per quarter for the board of director fees will continue until such time as a significant financing event (as determined by the board of directors) is consummated.

NIAID has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive HIV vaccines, with GeoVax incurring certain costs associated with manufacturing the clinical vaccine supplies and other study support. NIAID is also currently funding the cost of an ongoing Phase 1 trial (HVTN 114), which is investigating the effect of adding a “protein boost” component to our vaccine. Concurrently, a preclinical study in non-human primates (funded by a NIAID grant) is evaluating two additional proteins specifically chosen as boosting agents for GOVX-B11, and planning is underway for a Phase 1 trial to evaluate the safety and immunogenicity of these proteins in humans, which we expect to begin in the second half of 2018. Based on the results from these studies, we expect NIAID may then be ready to support a large phase 2b efficacy trial.

Net cash used in investing activities was $4,350, $ -0-, and $15,850 for the years ended December 31, 2017, 2016 and 2015, respectively. Our investing activities have consisted predominantly of capital expenditures.

Net cash provided by financing activities was $1,551,511, $1,339,801, and $2,679,810 for the years ended December 31, 2017, 2016 and 2015, respectively. During 2015, we sold 3,000 shares of Series C convertible preferred stock for net proceeds of $2,679,810; as part of this transaction, we also issued several series of stock purchase warrants. During 2016, warrants to purchase 21,884,420 shares of common stock were exercised for total net proceeds to the Company of $1,339,801. In May 2017, we sold shares of our Series D convertible preferred stock for net proceeds of $980,000. During 2017, warrants to purchase an aggregate of 31,639,577 shares of common stock were exercised for total net proceeds of $571,511.

On February 28, 2018, we entered into a Senior Note Purchase Agreement with Georgia Research Alliance, Inc. (GRA) pursuant to which we issued a five-year Senior Promissory Note (the “Note”) in exchange for $50,000. The Note bears an annual interest rate of 5%, payable monthly, with principal repayments beginning in the second year. In connection with the Note, we also issued to the GRA a five-year warrant to purchase 178,571 shares of our common stock at a purchase price of $0.042 per share.

On March 5, 2018, we sold shares of our Series E convertible preferred stock to certain institutional investors for an aggregate purchase price of $600,000. The preferred stock is convertible at any time into shares of our common stock at $0.08 per share (7,500,000 shares in the aggregate), subject to possible adjustment as provided in the certificate of designation.

As of December 31, 2017, we had an accumulated deficit of $37.9 million. We expect for the foreseeable future we will continue to operate at a loss. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue our research and development efforts. We will continue to require substantial funds to continue our activities and cannot predict the outcome of our efforts. We believe that our existing cash resources, combined with funding from existing NIH grants and clinical trial support will be sufficient to fund our planned operations into the third quarter of 2018. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of capital through additional government grant programs and clinical trial support, and we may also conduct additional offerings of our equity securities. However, additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations.

The following table represents our contractual obligations as of December 31, 2017, aggregated by type (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Operating Lease Obligations (1)	$156	$156	$--	$--	$--
Firm Purchase Commitments (2)	79	79	--	--	--
Emory University – License Agreement (3)	--	--	--	--	--
Total	$235	$235	$--	$--	$--

(1)

Our operating lease obligations relate to the facility lease for our 8,430 square foot facility in Smyrna, Georgia, which houses our laboratory operations and our administrative offices. The current term of our lease expires on December 31, 2018.

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

As of December 31, 2017, except as disclosed in the table above, we had no other material firm purchase obligations or commitments for capital expenditures and no committed lines of credit or other committed funding or long-term debt. We have employment agreements with our executive officers, each of which may be terminated with no more than 90 days’ advance written notice.

Net Operating Loss Carryforwards

At December 31, 2017, we had consolidated net operating loss carryforwards for income tax purposes of $70.9 million, which will expire in 2019 through 2037 if not utilized. We also have research and development tax credits of approximately $949,000 available to reduce income taxes, if any, which will expire in 2022 through 2037 if not utilized. The amount of net operating loss carryforwards and research tax credits available to reduce income taxes in any year may be limited in certain circumstances.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations, other than operating leases.

Results of Operations

We recorded net losses of $2,170,162, $3,271,701, and $2,689,287 for the years ended December 31, 2017, 2016 and 2015, respectively. Our operating results typically fluctuate due to the timing of activities and related costs associated with our research and development activities and our general and administrative costs, as described below.

Grant and Collaboration Revenues

We recorded grant and collaboration revenues of $1,075,270, $828,918, and $428,081 for the years ended December 31, 2017, 2016 and 2015, respectively. Our grant revenues relate to grants and contracts from NIAID in support of our vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is dependent upon our expenditures for activities supported by the grants and fluctuates based on the timing of the expenditures. Additional detail concerning our grant revenues and the remaining funds available for use as of December 31, 2017 is presented in the table below.

	Grant Revenue Recorded During Year Ended December 31,			Remaining Funds Available at December 31,
Grant/Contract No.	2017	2016	2015	2017
Staged Vaccine Development Contract	$142,240	$55,521	$-	$-
SBIR Grant No. R43AI120887	158,972	235,535	199,116	-
SBIR Grant No. R44AI106422	604,703	537,862	-	256,050
SBIR Grant No. R43AI106422	-	-	153,501	-
SBIR Grant No. R43AI134200	74,355	-	-	225,645
IPCAVD Grant	-	-	75,464	-
Total	$980,270	$828,918	$428,081	$481,695

In March 2017, we entered into a collaboration with American Gene Technologies International, Inc. (AGT) whereby AGT intends to conduct a Phase 1 human clinical trial with our combined technologies, with the goal of developing a functional cure for HIV infection. The cost of the clinical trial will be borne by AGT. The primary objectives of the trial will be to assess the safety and efficacy of the therapy, with secondary objectives to assess the immune responses as a measure of efficacy. In exchange for use of our vaccine product in the clinical trial, AGT paid us a fee of $95,000 which we recorded as revenue during 2017. No commercial rights or licenses have yet been granted to AGT.

Research and Development Expenses

Our research and development expenses were $2,017,350, $1,970,859, and $1,693,102 for the years ended December 31, 2017, 2016 and 2015, respectively. Research and development expense for these periods includes stock-based compensation expense of $25,953, $23,614, and $22,083 for 2017, 2016 and 2015, respectively (see discussion under “Stock-Based Compensation Expense” below).

Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our grants from NIAID, the timing of costs associated with any clinical trials being funding directly by us, and other factors. The overall increase in research and development expense from 2015 to 2017 is primarily attributable to increasing expenditures related to the activities supported by our grants from NIAID. Our research and development costs do not include costs incurred by the HVTN in conducting clinical trials of our preventive HIV vaccines; those costs are funded directly to the HVTN by NIAID.

We do not disclose our research and development expenses by project, since our employees’ time is spread across multiple programs and our laboratory facility is used for multiple vaccine candidates. We track the direct cost of research and development expenses related to government grant revenue by the percentage of assigned employees’ time spent on each grant and other direct costs associated with each grant. Indirect costs associated with grants are not tracked separately but are applied based on a contracted overhead rate negotiated with the NIH. Therefore, the recorded revenues associated with government grants approximates the costs incurred.

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

General and Administrative Expenses

Our general and administrative expenses were $1,232,368, $2,131,426, and $1,429,731 for the years ended December 31, 2017, 2016 and 2015, respectively. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $31,271, $944,053, and $45,822 for 2017, 2016 and 2015, respectively (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $1,201,097, $1,187,373, and $1,383,909 for 2017, 2016 and 2015, respectively. The decrease in general and administrative expense from 2015 to 2016 is primarily attributable to general reductions in general and administrative costs as part of overall cost containment measures which continued into 2017. We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

For the three years ended December 31, 2017, the components of stock-based compensation expense were as follows:

	2017	2016	2015
Stock option expense	$57,224	$54,805	$67,905
Warrant modification expense	-	912,862	-
Total stock-based compensation expense	$57,224	$967,667	$67,905

In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three years ended December 31, 2017, stock-based compensation expense was allocated as follows:

	2017	2016	2015
General and administrative expense	$31,271	$944,053	$45,822
Research and development expense	25,953	23,614	22,083
Total stock-based compensation expense	$57,224	$967,667	$67,905

Interest Income

Interest income was $4,286, $1,666, and $5,465 for the years ended December 31, 2017, 2016 and 2015, respectively. The variances between years are primarily attributable to the cash available for investment and to interest rate fluctuations.

Impact of Inflation

For the three-year period ended December 31, 2017, we do not believe that inflation and changing prices had a material impact on our operations or on our financial results.

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

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2017 and 2016 and for each of the three years ended December 31, 2017, 2016 and 2015 together with the independent registered public accounting firm’s report thereon, are set forth on pages F-1 to F-16 of this Annual Report on Form 10-K.

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

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Information required by this Item is included in our definitive proxy statement for our 2018 meeting of shareholders to be filed with the SEC under the captions “Directors and Executive Officers” and “Corporate Governance” and is incorporated herein by this reference.

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

The information required by this Item is included in our definitive proxy statement for our 2018 meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Compensation Discussion and Analysis” and is incorporated herein by this reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Managementand Related Stockholder Matters

The information required by this Item is included in our definitive proxy statement for our 2018 meeting of shareholders to be filed with the SEC under the captions “Security Ownership of Principal Stockholders, Directors and Executive Officers” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by this reference.

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item is included in our definitive proxy statement for our 2018 meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions” and is incorporated herein by this reference.

Item 14.     Principal AccountING Fees and Services

The information required by this Item is included in our definitive proxy statement for our 2018 meeting of stockholders to be filed with the SEC under the caption “Ratification of Appointment of the Independent Registered Public Accounting Firm” and is incorporated herein by this reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(2)	Financial Statement Schedules
The following financial statement schedule is set forth on page F-16 of this Annual Report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015

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

ITEM 16.     FORM 10-K SUMMARY

None.

[Signatures on Following Page]

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC. BY: /s/ Robert T. McNally Robert T. McNally President and Chief Executive Officer (Principal Executive Officer) Date: March 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Robert T. McNally	Director	March 23, 2018
Robert T. McNally	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	March 23, 2018
Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ Randal D. Chase	Director	March 23, 2018
Randal D. Chase

/s/ David A. Dodd	Director	March 23, 2018
David A. Dodd

/s/ Dean G. Kollintzas	Director	March 23, 2018
Dean G. Kollintzas

/s/ Robert T. McNally	Director	March 23, 2018
Robert T. McNally

/s/ Harriet L. Robinson	Director	March 23, 2018
Harriet L. Robinson

/s/ John N. Spencer, Jr.	Director	March 23, 2018
John N. Spencer, Jr.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation (4)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (8)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (9)
3.1.3	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 2, 2013 (10)
3.1.4	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed May 13, 2015 (15)
3.1.5	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed June 14, 2016 (17)
3.1.6	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 4, 2017 (22)
3.2	Bylaws (4)
4.1.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed December 13, 2013 (12)
4.1.2	Form of Stock Certificate for the Series B Convertible Preferred Stock (12)
4.2.1	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed February 27, 2015 (13)
4.2.2	Form of Stock Certificate for the Series C Convertible Preferred Stock (13)
4.3.1	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock filed May 9, 2017 (21)
4.3.2	Form of Stock Certificate for the Series D Convertible Preferred Stock (21)
4.4.1	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock filed May 9, 2017 (23)
4.4.2	Form of Stock Certificate for the Series E Convertible Preferred Stock (23)
10.1 **	Employment Agreement between GeoVax Labs, Inc. and Robert T. McNally effective as of April 1, 2008 (5)
10.1.1 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Robert T. McNally dated October 22, 2013 (11)
10.1.2 *,**	Salary Deferral Agreement between GeoVax, Inc. and Robert T. McNally
10.1.3 *,**	Amendment to Salary Deferral Agreement between GeoVax, Inc. and Robert T. McNally
10.2 **	Employment Agreement between GeoVax, Inc. and Mark W. Reynolds Amended and Restated effective as of January 1, 2010 (7)
10.2.1 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Mark W. Reynolds dated October 22, 2013 (11)
10.2.2 *,**	Salary Deferral Agreement between GeoVax, Inc. and Mark W. Reynolds
10.2.3 *,**	Amendment to Salary Deferral Agreement between GeoVax, Inc. and Mark W. Reynolds
10.3 **	Employment Agreement between GeoVax, Inc. and Harriet Robinson effective as of November 19, 2007 (7)
10.3.1 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Harriet Robinson dated October 22, 2013 (11)
10.3.2 *,**	Salary Deferral Agreement between GeoVax, Inc. and Harriet Robinson
10.3.3 *,**	Amendment to Salary Deferral Agreement between GeoVax, Inc. and Harriet Robinson
10.4 **	Employment Agreement between GeoVax, Inc. and Farshad Guirakhoo dated October 19, 2015 (16)
10.4.1 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Farshad Guirakhoo dated December 15, 2015 (18)
10.4.2 *,**	Salary Deferral Agreement between GeoVax, Inc. and Farshad Guirakhoo
10.5 **	GeoVax Labs, Inc. 2006 Equity Incentive Plan (2)
10.5.1 **	GeoVax Labs, Inc. 2016 Stock Incentive Plan (19)
10.5.2 **	Form of Employee Stock Option Agreement (20)
10.5.3 **	Form of Non-Qualified Stock Option Agreement (20)
10.6	License Agreement (as amended and restated) between GeoVax, Inc. and Emory University, dated August 23, 2002 (1)
10.7	Office and Laboratory Lease between UCB, Inc. and GeoVax, Inc. (6)
10.7.1	Amendment to Lease Agreement between UCB, Inc. and GeoVax, Inc. (14)
10.7.2 *	Second Amendment to Lease Agreement between UCB, Inc. and GeoVax, Inc.
10.8	Summary of the GeoVax Labs, Inc. Director Compensation Plan (7)
10.9	Form of Securities Purchase Agreement dated December 11, 2013 (12)
10.10	Form of Registration Rights Agreement dated December 11, 2013 (12)
10.11	Form of Securities Purchase Agreement dated February 25, 2015 (13)
10.12	Form of Registration Rights Agreement dated February 25, 2015 (13)
10.13	Form of Securities Purchase Agreement dated May 8, 2017 (21)

10.14	Form of Registration Rights Agreement dated May 8, 2017 (21)
10.15	Form of Securities Purchase Agreement dated March 5, 2018 (23)
10.16 *	Senior Note Purchase Agreement between Georgia Research Alliance, Inc. and GeoVax Labs, Inc., dated February 28, 2018
10.17 *	Common Stock Purchase Warrant dated February 28, 2018
10.18 *	Agreement with Maxim Group LLC dated February 14, 2018
14.1	Code of Ethics (3)
21.1	Subsidiaries of the Registrant (3)
31.1 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101 *,***

The following financial information from GeoVax Labs, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Langue (XBRL): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 4, 2006.
(2)	Incorporated by reference from the registrant’s definitive Information Statement (Schedule 14C) filed August 18, 2006.
(3)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 28, 2007.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 23, 2008.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 24, 2008.
(6)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed November 6, 2009.
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 8, 2010.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 14, 2010.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 28, 2010.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 2, 2013.
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 23, 2013.
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed December 17, 2013.
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 2, 2015.
(14)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 20, 2015.
(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 14, 2015.
(16)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed November 12, 2015.
(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 16, 2016.
(18)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 16, 2016.
(19)	Incorporated by reference from the registrant’s definitive Proxy Statement filed April 29, 2016.
(20)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed August 5, 2016.
(21)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 9, 2017.
(22)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 4, 2017.
(23)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 6, 2018.

GEOVAX LABS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GeoVax Labs, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GeoVax Labs, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2005.

Atlanta, Georgia

March 23, 2018

235 Peachtree Street NE | Suite 1800 | Atlanta, Georgia 30303 | Phone 404.588.4200 | Fax 404.588.4222

A member of Allinial Global

GEOVAX LABS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$312,727	$454,030
Grant funds receivable	59,758	28,074
Prepaid expenses and other current assets	75,589	62,275

Total current assets	448,074	544,379

Property and equipment, net	31,151	54,828

Deposits	11,010	11,010

Total assets	$490,235	$610,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,581	$75,607
Accrued expenses (Note 4)	733,711	294,240

Total current liabilities	811,292	369,847

Commitments (Note 6)

Stockholders’ equity (deficiency):
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at December 31, 2017 and 2016, respectively	76,095	76,095
Series C convertible preferred stock, $1,000 stated value; 2,570 and 2,868 shares issued and outstanding at December 31, 2017 and 2016, respectively	842,990	940,705
Series D convertible preferred stock, $1,000 stated value; 1,000 and -0- shares issued and outstanding at December 31, 2017 and 2016, respectively	980,000	-
Common stock, $.001 par value:
Authorized shares – 600,000,000 and 300,000,000 at December 31, 2017 and 2016, respectively
Issued and outstanding shares – 106,736,810 and 55,235,233 at December 31, 2017 and 2016, respectively	106,737	55,235
Additional paid-in capital	35,589,911	34,914,963
Accumulated deficit	(37,916,790)	(35,746,628)

Total stockholders’ equity (deficiency)	(321,057)	240,370

Total liabilities and stockholders’ equity	$490,235	$610,217

See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
Grant and collaboration revenue	$1,075,270	$828,918	$428,081

Operating expenses:
Research and development	2,017,350	1,970,859	1,693,102
General and administrative	1,232,368	2,131,426	1,429,731
Total operating expenses	3,249,718	4,102,285	3,122,833

Loss from operations	(2,174,448)	(3,273,367)	(2,694,752)

Other income:
Interest income	4,286	1,666	5,465
Total other income	4,286	1,666	5,465

Net loss	$(2,170,162)	$(3,271,701)	$(2,689,287)

Basic and diluted:
Loss per common share	$(0.03)	$(0.08)	$(0.08)
Weighted average shares outstanding	68,605,817	41,516,514	31,950,813

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2014	100	$76,095	-	$-	-	$-	31,950,813	$31,951	$30,823,769	$(29,785,640)	$1,146,175
Sale of convertible preferred stock for cash	-	-	3,000	983,941	-	-	-	-	1,695,869	-	2,679,810
Stock-based compensation expense	-	-	-	-	-	-	-	-	67,905	-	67,905
Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	-	(2,689,287)	(2,689,287)
Balance at December 31, 2015	100	76,095	3,000	983,941	-	-	31,950,813	31,951	32,587,543	(32,474,927)	1,204,603
Conversion of preferred stock to common stock	-	-	(132)	(43,236)	-	-	1,400,000	1,400	41,836	-	-
Sale of common stock for cash upon warrant exercise	-	-	-	-	-	-	21,884,420	21,884	1,317,917	-	1,339,801
Stock-based compensation expense	-	-	-	-	-	-	-	-	967,667	-	967,667
Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	-	(3,271,701)	(3,271,701)
Balance at December 31, 2016	100	76,095	2,868	940,705	-	-	55,235,233	55,235	34,914,963	(35,746,628)	240,370
Sale of convertible preferred stock for cash	-	-	-	-	1,000	980,000	-	-	-	-	980,000
Conversion of preferred stock to common stock	-	-	(298)	(97,715)	-	-	19,862,000	19,862	77,853	-	-
Sale of common stock for cash upon warrant exercise	-	-	-	-	-	-	31,639,577	31,640	539,871	-	571,511
Stock-based compensation expense	-	-	-	-	-	-	-	-	57,224	-	57,224
Net loss for the year ended December 31, 2017	-	-	-	-	-	-	-	-	-	(2,170,162)	(2,170,162)
Balance at December 31, 2017	100	$76,095	2,570	$842,990	1,000	$980,000	106,736,810	$106,737	$35,589,911	$(37,916,790)	$(321,057)

GEOVAX LABS. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(2,170,162)	$(3,271,701)	$(2,689,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,027	28,780	28,935
Stock-based compensation expense	57,224	967,667	67,905
Changes in assets and liabilities:
Grant funds receivable	(31,684)	91,904	(40,637)
Prepaid expenses and other current assets	(13,314)	(5,626)	(12,146)
Accounts payable and accrued expenses	441,445	242,857	(60,033)
Total adjustments	481,698	1,325,582	(15,976)
Net cash used in operating activities	(1,688,464)	(1,946,119)	(2,705,263)

Cash flows from investing activities:
Purchase of property and equipment	(4,350)	-	(15,850)
Net cash used in investing activities	(4,350)	-	(15,850)

Cash flows from financing activities:
Net proceeds from sale of preferred stock	980,000	-	2,679,810
Net proceeds from sale of common stock	571,511	1,339,801	-
Net cash provided in financing activities	1,551,511	1,339,801	2,679,810

Net decrease in cash and cash equivalents	(141,303)	(606,318)	(41,303)
Cash and cash equivalents at beginning of period	454,030	1,060,348	1,101,651

Cash and cash equivalents at end of period	$312,727	$454,030	$1,060,348

Supplemental disclosure of non-cash financing activities:

As discussed in Note 7, during the year ended December 31, 2017, 298 shares of Series C Convertible Preferred Stock were converted into 19,862,000 shares of common stock and during the year ended December 31, 2016, 132 shares of Series C Convertible Preferred Stock were converted into 1,400,000 shares of common stock.

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

We believe that our existing cash resources and government funding commitments will be sufficient to continue our planned operations into the third quarter of 2018. Due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that date. We are currently exploring sources of capital through additional government grants and contracts. We also intend to secure additional funds through sales of our equity securities or by other means. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we will be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

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

Accrued Expenses

As part of the process of preparing our financial statements, we estimate expenses that we believe we have incurred, but have not yet been billed by our third-party vendors. This process involves identifying services and activities that have been performed by such vendors on our behalf and estimating the level to which they have been performed and the associated cost incurred for such service as of each balance sheet date.

Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents consist of common shares issuable upon conversion of convertible preferred stock, and upon exercise of stock options and stock purchase warrants. All common share equivalents are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 245.3 million, 93.9 million, and 90.3 million at December 31, 2017, 2016 and 2015, respectively.

Revenue Recognition

During the years ended December 31, 2017, 2016 and 2015, we recognized revenue in accordance with U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, (SAB 104). SAB 104 provides guidance in applying GAAP to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration agreements. During 2017, 2016 and 2015, our revenue consisted primarily of grant and contract funding received from the NIH (see Note 5). Revenue from these arrangements is approximately equal to the costs incurred and is recorded as income as the related costs are incurred.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company beginning January 1, 2018. We do not believe the adoption of ASU 2014-09 will have a material impact on our financial statements.

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

Patent Costs

Our expenditures relating to obtaining and protecting patents are charged to expense when incurred and are included in general and administrative expense.

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

In May 2017, the FASB issued Accounting Standards Update 2017-09, Scope of Modification Accounting (“ASU 2017-09”), which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation. ASU 2017-09 is an attempt to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for the Company beginning January 1, 2018. We do not believe the adoption of ASU 2017-09 will have a material impact on our financial statements.

Other Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”), which amends Accounting Standards Codification Topic 260, Earnings Per Share, Topic 480, Distinguishing Liabilities from Equity, and Topic 815, Derivatives and Hedging. ASU 2017-11 changes the classification of certain equity-linked financial instruments (or embedded features) with down round features and clarifies existing disclosure requirements for equity-classified instruments. ASU 2017-11 is effective for the Company beginning January 1, 2019. We are currently evaluating the impact of the adoption of ASU 2017-11 on our financial statements.

Except as discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements, nor do we believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

3.	Property and Equipment

Property and equipment as shown on the accompanying Consolidated Balance Sheets is composed of the following as of December 31, 2017 and 2016:

	2017	2016
Laboratory equipment	$530,306	$525,956
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	674,596	670,246
Accumulated depreciation and amortization	(643,445)	(615,418)
Property and equipment, net	$31,151	$54,828

Depreciation and leasehold amortization expense was $28,027, $28,780, and $28,935 during the years ended December 31, 2017, 2016 and 2015, respectively.

4.	Accrued Expenses

Accrued expenses as shown on the accompanying Consolidated Balance Sheets is composed of the following as of December 31, 2017 and 2016:

	2017	2016
Accrued management salaries	$532,615	$201,170
Accrued directors’ fees	182,620	78,070
Other accrued expenses	18,476	15,000
Total accrued expenses	$733,711	$294,240

5.	Grants and Collaboration Revenue

Government Grants and Contracts

We receive payments from government entities under our grants and contracts with the National Institute of Allergy and Infectious Diseases in support of certain of our vaccine research and development efforts. We record revenue associated with government grants and contracts as the reimbursable costs are incurred. During 2017, 2016, and 2015, we recorded $980,270, $828,918, and $428,081, respectively, of revenue associated with these grants and contracts. As of December 31, 2017, there is an aggregate of $481,695 in remaining grant funds available for use during 2018.

Collaboration Revenue

In March 2017, we entered into a clinical trial collaboration agreement with American Gene Technologies International, Inc. (“AGT”) whereby AGT intends to conduct a phase 1 human clinical trial investigating our combined technologies as a functional cure for HIV infection. In connection with the agreement, AGT paid to us a non-refundable fee of $95,000, which we recorded as collaboration revenue during 2017.

6.	Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2018. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $151,748, $149,288, and $146,092, respectively. Future minimum lease payments total $156,545 in 2018.

Other Commitments

In the normal course of business, we may enter into various firm purchase commitments related to production and testing of our vaccine material, conduct of clinical trials, and other research-related activities. As of December 31, 2017, we had approximately $79,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2018. We expect this entire amount to be reimbursable to us pursuant to currently outstanding government grants.

7.	Preferred Stock

Series B Convertible Preferred Stock

Our Series B Convertible Preferred Stock, $1,000 stated value (“Series B Preferred Stock”), has rights and privileges as set forth in the pertinent Certificate of Designation of Preferences, Rights and Limitations, including a liquidation preference equal to the stated value per share. The Series B Preferred Stock has no voting rights and is not entitled to a dividend. As of December 31, 2017, there were 100 shares of Series B Preferred Stock outstanding, convertible at any time at the option of the holder into 285,714 shares of common stock.

Series C Convertible Preferred Stock

In February 2015, we issued 3,000 shares of our Series C Convertible Preferred Stock, $1,000 stated value (“Series C Preferred Stock”) and warrants to purchase up to an aggregate of 51,333,331 shares of our common stock for total net proceeds of $2,679,810. We allocated $1,695,869 of the purchase price to the fair value of the warrants issued in the transaction (recorded to Additional Paid-in Capital) and recorded the net amount of $983,941 as the initial carrying value of the Series C Preferred Stock.

The Series C Preferred Stock has rights and privileges as set forth in the pertinent Certificate of Designation of Preferences, Rights and Limitations, including a liquidation preference equal to the stated value per share. The Series C Preferred Stock has no voting rights and is not entitled to a dividend. The Series C Preferred Stock is convertible at any time at the option of the holders into shares of our common stock, and contains price adjustment provisions which may, under certain circumstances, reduce the conversion price if we sell, or grant options to purchase, our common stock at a price lower than the then conversion price of the Series C Preferred Stock. During 2016, 132 shares of Series C Preferred Stock were converted into 1,400,000 shares of common stock. During 2017, 298 shares of Series C Preferred Stock were converted into 19,862,000 shares of common stock. In May 2017, in connection with the issuance of our Series D Convertible Preferred Stock discussed below, the conversion price of our Series C Preferred Stock was automatically reduced from $0.05 per share to $0.015 per share. As of December 31, 2017, there were 2,570 shares of Series C Preferred Stock outstanding, convertible into 171,349,733 shares of common stock.

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

We assessed the Series D Preferred Stock under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), and ASC Topic 470, “Debt” (“ASC 470”). The Series D Preferred Stock contains an embedded feature allowing an optional conversion by the holder into common stock which meets the definition of a derivative. However, we determined that the preferred stock is an “equity host” (as described by ASC 815) for purposes of assessing the embedded derivative for potential bifurcation and that the optional conversion feature is clearly and closely associated to the preferred stock host; therefore, the embedded derivative does not require bifurcation and separate recognition under ASC 815. We determined there to be a beneficial conversion feature (“BCF”) requiring recognition at its intrinsic value. Since the conversion option of the preferred stock was immediately exercisable, the amount allocated to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the preferred stock.

8.	Common Stock

Increase in Authorized Shares of Common Stock

At a special meeting of our stockholders held on August 4, 2017, our stockholders approved an amendment to our certificate of incorporation to increase our authorized shares of common stock from 300,000,000 to 600,000,000 shares. The amendment to our certificate of incorporation was filed with the Delaware Secretary of State on August 4, 2017.

Common Stock Transactions

During 2017 and 2016, we issued 19,862,000 and 1,400,000 shares of our common stock, respectively, pursuant to the conversion of our Series C Preferred Stock (see Note 7).

During 2017, we issued 31,639,577 shares of our common stock related to the exercise of stock purchase warrants, resulting in net proceeds to us of $571,511. During 2016, we issued 21,884,420 shares of our common stock related to the exercise of stock purchase warrants, resulting in net proceeds of $1,339,801.

Stock Option Plans

In 2006 we adopted the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and during 2016, our stockholders approved the GeoVax Labs, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) which provides our Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. We have reserved 1,550,300 shares of our common stock for currently outstanding stock options under the 2006 Plan, and 6,000,000 shares for outstanding stock options and future issuances under the 2016 Plan. The 2016 Plan replaces the 2006 Plan, which expired September 28, 2016, and no further grants may be made under the 2006 Plan. As such, the 2016 Plan will serve as the sole equity incentive compensation plan for the Company. The exercise price for any option granted may not be less than fair value (110% of fair value for ISO’s granted to certain employees). Options have a maximum ten-year term and generally vest over three years.

Certain information concerning our stock option plans as of December 31, 2017, and a summary of activity during the year then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,499,475	$1.21
Granted	3,680,000	0.05
Exercised	-	-
Forfeited or expired	(155,200)	15.25
Outstanding at December 31, 2017	7,024,275	$0.29	8.8	$-0-
Exercisable at December 31, 2017	1,951,484	$0.90	6.6	$-0-

Stock Purchase Warrants

The following table presents a summary of stock purchase warrant activity during the year ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	32,751,578	$0.07
Issued	-	-
Exercised	(31,639,577)	0.02
Forfeited or expired	(1,112,001)	0.57
Outstanding and exercisable at December 31, 2017	-0-	$-

Common Stock Reserved

A summary of common stock reserved for future issuance as of December 31, 2017 is as follows:

Stock Option Plans	7,550,300
Series B Convertible Preferred Stock	285,714
Series C Convertible Preferred Stock	171,349,733
Series D Convertible Preferred Stock	66,666,666
Total	245,852,413

9.	Stock-Based Compensation

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

	2017	2016	2015
Weighted average risk-free interest rates	2.40%	2.26%	1.99%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of option (yrs)	7.0	7.0	7.0
Expected volatility	89.73%	88.72%	91.43%

Stock-based compensation expense related to our stock option plans was $57,224, $54,805, and $67,905 during the years ended December 31, 2017, 2016 and 2015, respectively. Stock option expense is allocated to research and development expense or to general and administrative expense based on the nature of the services provided by the related individuals. For the three years ended December 31, 2017, stock option expense was allocated as follows:

	2017	2016	2015
General and administrative expense	$31,271	$31,191	$45,822
Research and development expense	25,953	23,614	22,083
Total stock option expense	$57,224	$54,805	$67,905

As of December 31, 2017, there was $218,280 of unrecognized compensation expense related to stock-based compensation arrangements pursuant to our stock option plans. The unrecognized compensation expense is expected to be recognized over a weighted average remaining period of 2.6 years.

Additional information concerning our stock options for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Weighted average fair value of options granted	$0.04	$0.05	$0.09
Intrinsic value of options exercised	-	-	-
Total fair value of options vested	58,337	54,757	66,622

Other Non-Employee Stock-Based Compensation

We recorded general and administrative expense of $-0-, $912,862 and $-0- during the years ended December 31, 2017, 2016 and 2015, respectively, related to modifications made to certain stock purchase warrants.

10.	Retirement Plan

We participate in a multi-employer defined contribution retirement plan (the “401k Plan”) administered by a third-party service provider, and the Company contributes to the 401k Plan on behalf of its employees based upon a matching formula. During the years ended December 31, 2017, 2016 and 2015 our contributions to the 401k Plan were $29,265, $33,871, and $40,296, respectively.

11.	Income Taxes

At December 31, 2017, we have a consolidated federal net operating loss (“NOL”) carryforward of approximately $70.9 million, available to offset against future taxable income which expires in varying amounts in 2019 through 2037. Additionally, we have approximately $949,000 in research and development (“R&D”) tax credits that expire in 2022 through 2037 unless utilized earlier. No income taxes have been paid to date. Section 382 of the Internal Revenue Code contains provisions that may limit our utilization of our NOL and R&D tax credit carryforwards in any given year as a result of significant changes in ownership interests that have occurred in past periods or may occur in future periods.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law in the United States. The Tax Act makes broad changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%. With regard to the Tax Act impact to the Company for the year ended December 31, 2017, we have recognized the impact of tax reform related to the revaluation of deferred tax assets and liabilities based on the rates we expect them to reverse in the future, which is generally 21%. The amount recorded as tax expense related to the remeasurement of the deferred tax balance was approximately $10.1 million, which was fully offset by a reduction in the valuation allowance.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities included the following at December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
Net operating loss carryforward	$16,273,259	$24,689,298
Research and development tax credit carryforward	949,340	892,231
Stock-based compensation expense	1,709,867	2,748,899
Accrued salaries and directors’ fees	185,961	-
Depreciation	5,532	1,331
Total deferred tax assets	19,123,959	28,331,759

Deferred tax liabilities	-	-

Net deferred tax assets	19,123,959	28,331,759
Valuation allowance	(19,123,959)	(28,331,759)
Net deferred tax asset after reduction for valuation allowance	$-0-	$-0-

We have established a full valuation allowance equal to the amount of our net deferred tax assets due to uncertainties with respect to our ability to generate sufficient taxable income to realize these assets in the future. A reconciliation of the income tax benefit on losses at the U.S. federal statutory rate to the reported income tax expense is as follows:

	2017	2016	2015
U.S. federal statutory rate applied to pretax loss	$(737,855)	$(1,112,378)	$(936,936)
Permanent differences	436	2,012	2,914
Research and development credits	57,109	59,087	67,901
Impact of Tax Act	10,086,795	-	-
Change in valuation allowance	(9,406,485)	1,051,279	866,121
Reported income tax expense	$-0-	$-0-	$-0-

12.     Subsequent Events

During January and February 2018, 300 shares of Series D Preferred Stock were converted into 20,000,000 shares of common stock.

During February 2018, we issued 5,000,000 shares of our common stock in connection with entering into a financial advisory and investment banking agreement.

On February 28, 2018, we entered into a Senior Note Purchase Agreement with Georgia Research Alliance, Inc. (GRA) pursuant to which we issued a five-year Senior Promissory Note (the “Note”) in exchange for $50,000. The Note bears an annual interest rate of 5%, payable monthly, with principal repayments beginning in the second year. In connection with the Note, we also issued to the GRA a five-year warrant to purchase 178,571 shares of our common stock at a purchase price of $0.042 per share.

On March 5, 2018, we sold shares of our Series E convertible preferred stock to certain institutional investors for an aggregate purchase price of $600,000. The preferred stock is convertible at any time into shares of our common stock at $0.08 per share (7,500,000 shares in the aggregate), subject to possible adjustment as provided in the certificate of designation.

GEOVAX LABS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2017, 2016 and 2015

		Additions
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End Of Period
Reserve Deducted in the Balance Sheet From the Asset to Which it Applies:

Allowance for Deferred Tax Assets
Year ended December 31, 2017	$28,331,759	$9,207,800	$-0-	$-0-	$19,123,959
Year ended December 31, 2016	27,131,034	1,200,725	-0-	-0-	28,331,759
Year ended December 31, 2015	26,021,943	1,109,094	-0-	-0-	27,131,034