Form 10-Q
period 2018-03-31
GeoVax Labs, Inc.
filed 2018-05-03
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Yes ☐    No ☒

As of May 3, 2018, 151,736,810 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Part I -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$571,154	$312,727
Grant funds and other receivables	5,000	59,758
Prepaid expenses and other current assets	226,170	75,589
Total current assets	802,324	448,074
Property and equipment, net	26,171	31,151
Deposits	11,010	11,010

Total assets	$839,505	$490,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$54,039	$77,581
Accrued expenses (Note 6)	864,358	733,711
Current portion of note payable	1,042	-
Total current liabilities	919,439	811,292
Note payable, net of current portion	48,958	-
Total liabilities	968,397	811,292

Commitments (Note 8)

Stockholders’ equity (deficiency):
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at March 31, 2018 and December 31, 2017	76,095	76,095
Series C convertible preferred stock, $1,000 stated value; 2,570 shares issued and outstanding at March 31, 2018 and December 31, 2017	842,990	842,990
Series D convertible preferred stock, $1,000 stated value; 550 and 1,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	539,000	980,000
Series E convertible preferred stock, $1,000 stated value; 600 and -0- shares issued and outstanding at March 31, 2018 and December 31, 2017	590,000	-
Common stock, $.001 par value:
Authorized shares – 600,000,000 Issued and outstanding shares – 141,736,810 and 106,736,810 at March 31, 2018 and December 31, 2017	141,737	106,737
Additional paid-in capital	36,219,889	35,589,911
Accumulated deficit	(38,538,603)	(37,916,790)
Total stockholders’ equity (deficiency)	(128,892)	(321,057)

Total liabilities and stockholders’ equity (deficiency)	$839,505	$490,235

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Grant and collaboration revenues	$221,299	$295,735

Operating expenses:
Research and development	486,994	551,795
General and administrative	357,228	292,667
Total operating expenses	844,222	844,462

Loss from operations	(622,923)	(548,727)

Other income (expense):
Interest income	1,318	386
Interest expense	(208)	-
Total other income (expense)	1,110	386

Net loss	$(621,813)	$(548,341)

Basic and diluted:
Net loss per common share	$(0.01)	$(0.01)
Weighted average shares outstanding	124,170,143	55,350,974

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(621,813)	$(548,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,980	6,898
Stock-based compensation expense	52,549	14,580
Changes in assets and liabilities:
Grant funds and other receivables	54,758	6,560
Prepaid expenses and other current assets	20,848	10,151
Accounts payable and accrued expenses	107,105	178,054
Total adjustments	240,240	216,243
Net cash used in operating activities	(381,573)	(332,098)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,350)
Net cash used in investing activities	-	(4,350)

Cash flows from financing activities:
Net proceeds from sale of preferred stock	590,000	-
Net proceeds from sale of common stock	-	49,167
Proceeds from issuance of note payable	50,000	-
Net cash provided in financing activities	640,000	49,167

Net increase (decrease) in cash and cash equivalents	258,427	(287,281)
Cash and cash equivalents at beginning of period	312,727	454,030

Cash and cash equivalents at end of period	$571,154	$166,749

Supplemental disclosure of non-cash activities:

During the three months ended March 31, 2018, 450 shares of Series D Convertible Preferred Stock were converted into 30,000,000 shares of common stock.

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

2.     Basis of Presentation

The accompanying condensed consolidated financial statements at March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

3.     Significant Accounting Policies and Recent Accounting Pronouncements

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 those accounting policies that we consider significant in determining our results of operations and financial position. Other than as described below, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09 effective January 1, 2018; such adoption had no material impact on our financial statements.

In May 2017, the FASB issued Accounting Standards Update 2017-09, Scope of Modification Accounting (ASU 2017-09), which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation. ASU 2017-09 is an attempt to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. We adopted ASU 2017-09 effective January 1, 2018; such adoption had no material impact on our financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2018, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we expect to have a material impact on our financial statements.

4.     Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 222.9 million and 91.7 million shares at March 31, 2018 and 2017, respectively.

5.     Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Laboratory equipment	$530,306	$530,306
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	674,596	674,596
Accumulated depreciation and amortization	(648,425)	(643,445)
Property and equipment, net	$26,171	$31,151

6.     Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Accrued management salaries	$623,289	$532,615
Accrued directors’ fees	214,819	182,620
Other accrued expenses	26,250	18,476
Total accrued expenses	$864,358	$733,711

7.     Note Payable

On February 28, 2018, we entered into a Senior Note Purchase Agreement with Georgia Research Alliance, Inc. (GRA) pursuant to which we issued a five-year Senior Promissory Note (the “Note”) to GRA in exchange for $50,000. The Note bears an annual interest rate of 5%, payable monthly, with principal repayments beginning in the second year. Principal repayments are expected to be $-0- in 2018, $10,417 in 2019, $12,500 in 2020, 2021 and 2022, and $2,083 in 2023. In connection with the Note, we also issued to GRA a five-year warrant to purchase 178,571 shares of our common stock (see Note 9). Interest expense related to the Note for the three-month period ended March 31, 2018 was $208.

8.     Commitments

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2018. As of March 31, 2018, our future minimum lease payments total $117,409 all of which will be payable during 2018. In the normal course of business, we may enter into various firm purchase commitments related to our research-related activities; as of March 31, 2018, such unrecorded outstanding purchase commitments were not material.

9.     Stockholders’ Equity

Series B Convertible Preferred Stock

As of March 31, 2018, there are 100 shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”) outstanding. The Series B Preferred Stock may be converted at any time at the option of the holder into shares of our common stock at a conversion price of $0.35 per share, or 285,714 shares. During the three months ended March 31, 2018, there were no conversions or other transactions involving our Series B Preferred Stock.

Series C Convertible Preferred Stock

As of March 31, 2018, there are 2,570 shares of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) outstanding. The Series C Preferred Stock may be converted at any time at the option of the holder into shares of our common stock at a conversion price of $0.015 per share, or 171,349,733 shares. During the three months ended March 31, 2018, there were no conversions or other transactions involving our Series C Preferred Stock.

Series D Convertible Preferred Stock

As of March 31, 2018, there are 550 shares of our Series D Convertible Preferred Stock (“Series D Preferred Stock”) outstanding. The Series D Preferred Stock may be converted at any time at the option of the holder into shares of our common stock at a conversion price of $0.015 per share, or 36,666,666 shares. During the three months ended March 31, 2018, 450 shares our Series D Preferred Stock were converted into 30,000,000 shares of our common stock.

Series E Convertible Preferred Stock

In March 2018, we issued 600 shares of our Series E Convertible Preferred Stock, $1,000 stated value (“Series E Preferred Stock”), for net proceeds, after deduction of certain expenses, of $590,000.

Each share of Series E Preferred Stock is entitled to a liquidation preference equal to the initial purchase price, has no voting rights, and is not entitled to a dividend. The Series E Preferred Stock is convertible at any time at the option of the holders into shares of our common stock, with an initial conversion price of $0.08 per share. The Series E Preferred Shares contains price adjustment provisions, which may, under certain circumstances, reduce the conversion price on future dates according to a formula based on the then-current market price for our common stock.

We assessed the Series E Preferred Stock under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), and ASC Topic 470, “Debt” (“ASC 470”). The preferred stock contains an embedded feature allowing an optional conversion by the holder into common stock which meets the definition of a derivative. However, we determined that the preferred stock is an “equity host” (as described by ASC 815) for purposes of assessing the embedded derivative for potential bifurcation and that the optional conversion feature is clearly and closely associated to the preferred stock host; therefore, the embedded derivative does not require bifurcation and separate recognition under ASC 815. During the three months ended March 31, 2018, there were no conversions or other transactions involving our Series E Preferred Stock

Common Stock Transactions

As discussed above, during the three months ended March 31, 2018, we issued 30,000,000 shares of our common stock pursuant to the conversion of 450 shares of our Series D Preferred Stock.

During the three months ended March 31, 2018, we issued 5,000,000 shares of our common stock in connection with our entering into a financial advisory and investment banking agreement.

Stock Options

The following table presents a summary of our stock option transactions during the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	7,024,275	$0.29
Granted	--	--
Exercised	--	--
Forfeited or expired	(68,334)	0.06
Outstanding at March 31, 2018	6,955,941	$0.29
Exercisable at March 31, 2018	1,960,284	$0.90

Stock Purchase Warrants

On February 28, 2018, in connection with issuance of the note payable discussed in Note 7, we issued a five-year warrant to purchase 178,571 shares of our common stock at a purchase price of $0.042 per share. We had no other stock purchase warrants outstanding at March 31, 2018.

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock option plans was $23,978 and $14,580 during the three-month periods ended March 31, 2018 and 2017, respectively. Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of March 31, 2018, there was $194,302 of unrecognized compensation expense related to stock options, which we expect to recognize over a weighted average period of 2.4 years.

Additionally, during the three-month period ended March 31, 2018 we recorded stock-based compensation expense of $28,571 associated with common stock issued for financial advisory services. As of March 31, 2018, there was $171,429 of unrecognized stock-based compensation expense associated with this arrangement, which we expect to recognize during the remainder of 2018.

10.     Income Taxes

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

11.     Grants and Collaboration Revenue

We receive ongoing payments pursuant to grants and contracts from the National Institute of Allergy and Infectious Diseases (NIAID) in support of our vaccine research and development efforts. We record revenue associated with government grants and contracts as the reimbursable costs are incurred. During the three-month periods ended March 31, 2018 and 2017, we recorded $216,299 and $295,735, respectively, of revenues associated with these grants and contracts. As of March 31, 2018, there is an aggregate of $265,396 in approved grant funds available for use.

During the first quarter of 2018, we recorded $5,000 of revenue associated with a collaboration with the U.S. Naval Research Laboratory (USNRL) for development of high-quality antibodies useful for detection of Lassa virus.

12.     Subsequent Events

In April 2018, NIAID awarded us a Fast Track Phase I/II Small Business Innovative Research (SBIR) grant entitled “Construction and efficacy testing of novel recombinant vaccine designs for eliciting both broadly neutralizing antibodies and T cells against Lassa virus.” The initial Phase I grant award is $299,820 for the project period April 9, 2018 to March 31, 2019.

During April 2018, we issued 10,000,000 shares of our common stock pursuant to the conversion of 150 shares of our Series D Preferred Stock.

Item 2     Management’s Discussion and Analysis of Financial Condition And Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2017, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,” ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates make adjustments as necessary. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to our critical accounting policies from those disclosed in our 2017 Annual Report.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 3 to the Condensed Consolidated Financial Statements, included in this Quarterly Report.

Liquidity and Capital Resources

Our principal uses of cash are to finance our research and development activities. Since inception, we have funded these activities primarily from government grants and clinical trial assistance, and from sales of our equity securities. At March 31, 2018, we had cash and cash equivalents of $571,154 and total assets of $839,505, as compared to $312,727 and $490,235, respectively, at December 31, 2017. At March 31, 2018, we had a working capital deficit of $117,115, compared to a deficit of $363,218 at December 31, 2017. Our current liabilities at March 31, 2018 includes $838,108 of accrued management salaries and director fees, payment of which is continuing to be deferred as discussed further below.

Net cash used in operating activities was $381,573 and $332,098 for the three-month periods ended March 31, 2018 and 2017, respectively. The variances between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, partially offset by government grant revenues. As of March 31, 2018, there is $265,396 in approved grant funds available for use. Additionally, in April 2018, NIAID awarded us a Fast Track Phase I/II Small Business Innovative Research (SBIR) grant to support our vaccine development efforts for Lassa virus. The initial Phase I grant award is $299,820 for the project period April 9, 2018 to March 31, 2019. See “Results of Operations – Grant and Collaboration Revenues” below for additional details concerning our government grants.

Members of our executive management team and our board of directors continue to defer portions of their salaries and fees in order to help conserve the Company’s cash resources. As of March 31, 2018, the accumulated deferrals totaled $838,108. We expect the ongoing deferrals of approximately $30,200 per month for the management salaries and approximately $28,000 per quarter for the board of director fees to continue until such time as a significant financing event (as determined by the board of directors) is consummated.

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

Net cash used in investing activities was $-0- and $4,350 for the three-month periods ended March 31, 2018 and 2017, respectively. Our investing activities have consisted predominantly of capital expenditures.

Net cash provided by financing activities was $640,000 and $49,167 for the three-month periods ended March 31, 2018 and 2017, respectively. During February 2018, we entered into a Senior Note Purchase Agreement with Georgia Research Alliance, Inc. pursuant to which we issued a five-year Senior Promissory Note (the “Note”) for $50,000. The Note bears an annual interest rate of 5%, payable monthly, with principal repayments beginning in the second year. During March 2018, we sold shares of our Series E convertible preferred stock for net proceeds of $590,000. During the three-month period ended March 31, 2017, warrants to purchase shares of our common stock were exercised for net proceeds of $49,167.

As of March 31, 2018, we had an accumulated deficit of $38.5 million. We expect for the foreseeable future we will continue to operate at a loss. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue our research and development efforts. We will continue to require substantial funds to continue our activities and cannot predict the outcome of our efforts. We believe that our existing cash resources, combined with funding from existing NIH grants and clinical trial support will be sufficient to fund our planned operations into the third quarter of 2018. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of capital through additional government grant programs and clinical trial support, and we may also conduct additional offerings of our equity securities. However, additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of March 31, 2018, we had noncancelable lease obligations and other firm purchase obligations totaling approximately $117,000, as compared to approximately $235,000 at December 31, 2017. We have no committed lines of credit and no other committed funding or long-term debt, with the exception of the $50,000 note payable to GRA. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Net Loss

We recorded a net loss of $621,813 for the three-month period ended March 31, 2018, as compared to $548,341 for the three-month period ended March 31, 2017. Our net losses typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described below.

Grant and Collaboration Revenues

During the three-month period ended March 31, 2018, we recorded grant and collaboration revenues of $221,299, as compared to $295,735 during the comparable period of 2017. Grant revenues relate to grants and contracts from NIAID in support of our vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is dependent upon our expenditures for activities supported by the grants, and fluctuates based on the timing of the expenditures.

Additional detail concerning our grant revenues and the remaining funds available for use as of March 31, 2018 is presented in the table below.

	Grant Revenues Recorded During Three-Month Periods Ended March 31,		Approved Funds Available at
Grant/Contract No.	2018	2017	March 31, 2018
SBIR Grant No. R44AI106422 (HIV)	$187,511	$194,126	$196,857
SBIR Grant No. R43AI134200 (Zika)	28,788	-	68,539
SBIR Grant No. R43AI120887 (HIV)	-	54,803	-
Staged Vaccine Development Contract (HIV)	-	46,806	-
Total	$216,299	$295,735	$265,396

During the three-month period ended March 31, 2018, we recorded $5,000 of revenue associated with a collaboration with the U.S. Naval Research Laboratory (USNRL) for development of high-quality antibodies useful for detection of Lassa virus.

In April 2018, NIAID awarded us a Fast Track Phase I/II Small Business Innovative Research (SBIR) grant to support our vaccine development efforts for Lassa virus. The initial Phase I grant award is $299,820 for the project period April 9, 2018 to March 31, 2019.

Research and Development Expenses

Our research and development expenses were $486,994 and $551,795 for the three-month periods ended March 31, 2018 and 2017, respectively. Research and development expense for these periods includes stock-based compensation expense of $10,951 and $6,660, respectively (see discussion under “Stock-Based Compensation Expense” below).

Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our grants from NIAID, the timing of costs associated with any clinical trials being funding directly by us, and other factors. The overall decrease in research and development expense from the 2017 period to 2018 is primarily attributable to lower expenditures related to the activities supported by our grants from NIAID. Our research and development costs do not include costs incurred by the HVTN in conducting clinical trials of our preventive HIV vaccines; those costs are funded directly to the HVTN by NIAID.

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

General and Administrative Expenses

Our general and administrative expenses were $357,228 and $292,667 for the three-month periods ended March 31, 2018 and 2017, respectively. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $41,598 and $7,920 for the 2018 and 2017 periods, respectively (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $315,630 and $284,747 for the three-month periods ended March 31, 2018 and 2017, respectively. The overall increase in general and administrative expense from 2017 to 2018 is attributable to costs associated with investment banking arrangements, investor relations activities, and travel. We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2018 and 2017, the components of stock-based compensation expense were as follows:

	Three Months Ended March 31,
	2018	2017
Stock option expense	$23,978	$14,580
Stock issued for services	28,571	-
Total stock-based compensation expense	$52,549	$14,580

In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three-month periods ended March 31, 2018 and 2017, stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2018	2017
General and administrative expense	$41,598	$7,920
Research and development expense	10,951	6,660
Total stock-based compensation expense	$52,549	$14,580

Other Income (Expense)

Interest income for the three-month periods ended March 31, 2018 and 2017 was $1,318 and $386, respectively. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations. Interest expense for the three-month periods ended March 31, 2018 and 2017 was $208 and $-0-, respectively.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEOVAX LABS, INC. (Registrant)

Date: May 3, 2018	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal
financial officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock filed March 5, 2018 (1)
4.2	Form of Stock Certificate for the Series E Convertible Preferred Stock (1)
10.1	Form of Securities Purchase Agreement dated March 5, 2018 (1)
10.2	Senior Note Purchase Agreement between Georgia Research Alliance, Inc. and GeoVax Labs, Inc., dated February 28, 2018 (2)
10.3	Common Stock Purchase Warrant dated February 28, 2018 (2)
10.4	Agreement with Maxim Group LLC dated February 14, 2018 (2)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101**

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three-month periods ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 6, 2018.
(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 23, 2018