Form 10-Q
period 2018-06-30
GeoVax Labs, Inc.
filed 2018-08-07
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Yes ☐    No ☒

As of August 7, 2018, 169,736,810 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190,969	$312,727
Grant funds and other receivables	-	59,758
Prepaid expenses and other current assets	148,180	75,589
Total current assets	339,149	448,074
Property and equipment, net	21,221	31,151
Deposits	11,010	11,010

Total assets	$371,380	$490,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$66,032	$77,581
Accrued expenses (Note 6)	998,062	733,711
Current portion of note payable	4,168	-
Total current liabilities	1,068,262	811,292
Note payable, net of current portion	45,832	-
Total liabilities	1,114,094	811,292

Commitments (Note 8)

Stockholders’ equity (deficiency):
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at June 30, 2018 and December 31, 2017	76,095	76,095
Series C convertible preferred stock, $1,000 stated value; 2,570 shares issued and outstanding at June 30, 2018 and December 31, 2017	842,990	842,990
Series D convertible preferred stock, $1,000 stated value; 205 and 1,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	200,900	980,000
Series E convertible preferred stock, $1,000 stated value; 600 and -0- shares issued and outstanding at June 30, 2018 and December 31, 2017	590,000	-
Common stock, $.001 par value:
Authorized shares – 600,000,000
Issued and outstanding shares – 164,736,810 and 106,736,810 at June 30, 2018 and December 31, 2017	164,737	106,737
Additional paid-in capital	36,558,210	35,589,911
Accumulated deficit	(39,175,646)	(37,916,790)
Total stockholders’ equity (deficiency)	(742,714)	(321,057)

Total liabilities and stockholders’ equity (deficiency)	$371,380	$490,235

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Grant and collaboration revenue	$93,265	$352,137	$314,564	$647,872

Operating expenses:
Research and development	372,202	518,098	859,196	1,069,893
General and administrative	359,197	352,191	716,425	644,858
Total operating expenses	731,399	870,289	1,575,621	1,714,751

Loss from operations	(638,134)	(518,152)	(1,261,057)	(1,066,879)

Other income (expense):
Interest income	1,716	1,271	3,034	1,657
Interest expense	(625)	-	(833)	-
Total other income (expense)	1,091	1,271	2,201	1,657

Net loss	$(637,043)	$(516,881)	$(1,258,856)	$(1,065,222)

Basic and diluted:
Loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted averages shares outstanding	155,209,337	59,791,475	139,775,484	57,583,491

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,258,856)	$(1,065,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,930	13,796
Stock-based compensation expense	132,913	29,102
Changes in assets and liabilities:
Grant funds receivable	59,758	(50,698)
Prepaid expenses and other current assets	41,695	30,027
Accounts payable and accrued expenses	252,802	281,745
Total adjustments	497,098	303,972
Net cash used in operating activities	(761,758)	(761,250)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,350)
Net cash used in investing activities	-	(4,350)

Cash flows from financing activities:
Net proceeds from sale of preferred stock	590,000	980,000
Net proceeds from sale of common stock	-	154,167
Proceeds from issuance of note payable	50,000	-
Net cash provided by financing activities	640,000	1,134,167

Net increase (decrease) in cash and cash equivalents	(121,758)	368,567
Cash and cash equivalents at beginning of period	312,727	454,030

Cash and cash equivalents at end of period	$190,969	$822,597

Supplemental disclosure of cash flow information:

During the six months ended June 30, 2018, 795 shares of Series D Convertible Preferred Stock were converted into 53,000,000 shares of common stock. During the six months ended June 30, 2017, 58 shares of Series C Convertible Preferred Stock were converted into 3,862,000 shares of common stock (Note 9).

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

2.         Basis of Presentation

The accompanying condensed consolidated financial statements at June 30, 2018 and for the three-month and six-month periods ended June 30, 2018 and 2017 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

We believe that our existing cash resources and government funding commitments will be sufficient to continue our planned operations to mid- September 2018. Due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that date. We are currently exploring sources of capital through additional government grants and contracts. We also intend to secure additional funds through sales of our equity securities or by other means. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we will be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

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

In June 2018, the FASB issued Accounting Standards Update 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. We are currently evaluating the impact of the adoption of ASU 2018-07 on our financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2018, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we expect to have a material impact on our financial statements.

4.         Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 199.9 million and 285.5 million shares at June 30, 2018 and 2017, respectively.

5.         Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Laboratory equipment	$530,306	$530,306
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	674,596	674,596
Accumulated depreciation and amortization	(653,375)	(643,445)
Property and equipment, net	$21,221	$31,151

6.         Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Accrued management salaries	$710,643	$532,615
Accrued directors’ fees	238,669	182,620
Other accrued expenses	48,750	18,476
Total accrued expenses	$998,062	$733,711

7.         Note Payable

On February 28, 2018, we entered into a Senior Note Purchase Agreement with Georgia Research Alliance, Inc. (GRA) pursuant to which we issued a five-year Senior Promissory Note (the “Note”) to GRA in exchange for $50,000. The Note bears an annual interest rate of 5%, payable monthly, with principal repayments beginning in the second year. Principal repayments are expected to be $-0- in 2018, $10,417 in 2019, $12,500 in 2020, 2021 and 2022, and $2,083 in 2023. In connection with the Note, we also issued to GRA a five-year warrant to purchase 178,571 shares of our common stock (see Note 9). Interest expense related to the Note for the three-month and six-month periods ended June 30, 2018 was $625 and $833, respectively.

8.         Commitments

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2018, with annual extension options through December 31, 2022. As of June 30, 2018, our future minimum lease payments total $78,273 all of which will be payable during 2018. In the normal course of business, we may enter into various firm purchase commitments related to our research-related activities and, as of June 30, 2018, such unrecorded outstanding purchase commitments totaled approximately $248,000, all of which we expect to be reimbursable to us pursuant to our existing government grants.

9.         Stockholders’ Equity

Series B Convertible Preferred Stock

As of June 30, 2018, there are 100 shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”) outstanding. The Series B Preferred Stock may be converted at any time at the option of the holder into shares of our common stock at a conversion price of $0.35 per share, or 285,714 shares. During the six months ended June 30, 2018, there were no conversions or other transactions involving our Series B Preferred Stock.

Series C Convertible Preferred Stock

As of June 30, 2018, there are 2,570 shares of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) outstanding. The Series C Preferred Stock may be converted at any time at the option of the holder into shares of our common stock at a conversion price of $0.015 per share, or 171,349,733 shares. During the six months ended June 30, 2018, there were no conversions or other transactions involving our Series C Preferred Stock.

Series D Convertible Preferred Stock

As of June 30, 2018, there are 205 shares of our Series D Convertible Preferred Stock (“Series D Preferred Stock”) outstanding. The Series D Preferred Stock may be converted at any time at the option of the holder into shares of our common stock at a conversion price of $0.015 per share, or 13,666,666 shares. During the six months ended June 30, 2018, 795 shares our Series D Preferred Stock were converted into 53,000,000 shares of our common stock.

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

We assessed the Series E Preferred Stock under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), and ASC Topic 470, “Debt” (“ASC 470”). The preferred stock contains an embedded feature allowing an optional conversion by the holder into common stock which meets the definition of a derivative. However, we determined that the preferred stock is an “equity host” (as described by ASC 815) for purposes of assessing the embedded derivative for potential bifurcation and that the optional conversion feature is clearly and closely associated to the preferred stock host; therefore, the embedded derivative does not require bifurcation and separate recognition under ASC 815. During the six months ended June 30, 2018, there were no conversions or other transactions involving our Series E Preferred Stock

Common Stock Transactions

As discussed above, during the six months ended June 30, 2018, we issued 53,000,000 shares of our common stock pursuant to the conversion of 795 shares of our Series D Preferred Stock.

During the six months ended June 30, 2018, we issued 5,000,000 shares of our common stock in connection with our entering into a financial advisory and investment banking agreement (see “Stock-Based Compensation Expense” below).

Stock Options

The following table presents a summary of our stock option transactions during the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	7,024,275	$0.29
Granted	--	--
Exercised	--	--
Forfeited or expired	(138,000)	3.01
Outstanding at June 30, 2018	6,886,275	$0.24
Exercisable at June 30, 2018	1,890,618	$0.71

Stock Purchase Warrants

On February 28, 2018, in connection with issuance of the note payable discussed in Note 7, we issued a five-year warrant to purchase 178,571 shares of our common stock at a purchase price of $0.042 per share. We had no other stock purchase warrants outstanding at June 30, 2018.

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock option plans was $23,221 and $47,199 for the three-month and six-month periods ended June 30, 2018, respectively, as compared to $14,522 and $29,102 for the three-month and six-month periods ended June 30, 2017, respectively. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of June 30, 2018, there was $168,503 of unrecognized compensation expense related to stock options, which we expect to recognize over a weighted average period of 2.1 years.

Additionally, during the three-month and six-month periods ended June 30, 2018 we recorded stock-based compensation expense of $57,143 and $85,714, respectively, associated with common stock issued for financial advisory services. As of June 30, 2018, there was $114,286 of unrecognized stock-based compensation expense associated with this arrangement, which we expect to recognize during the remainder of 2018.

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

11.        Grants and Collaboration Revenue

We receive payments from government entities under our grants and contracts with the National Institute of Allergy and Infectious Diseases (NIAID) in support of our vaccine research and development efforts. We record revenue associated with government grants and contracts as the reimbursable costs are incurred. During the three-month and six-month periods ended June 30, 2018, we recorded $93,265 and $309,564, respectively, of revenues associated with these grants and contracts, as compared to $257,137 and $552,872, respectively, for the comparable periods of 2017. As of June 30, 2018, there is an aggregate of $771,951 in approved grant and contract funds available for use.

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

12.        Subsequent Events

During July 2018, we issued 5,000,000 shares of our common stock pursuant to the conversion of 75 shares of our Series D Preferred Stock.

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

Liquidity and Capital Resources

Our principal uses of cash are to finance our research and development activities. Since inception, we have funded these activities primarily from government grants and clinical trial assistance, and from sales of our equity securities. At June 30, 2018, we had cash and cash equivalents of $190,969 and total assets of $371,380, as compared to $312,727 and $490,235, respectively, at December 31, 2017. At June 30, 2018, we had a working capital deficit of $729,113, compared to a deficit of $363,218 at December 31, 2017. Our current liabilities at June 30, 2018 includes $949,312 of accrued management salaries and director fees, payment of which is continuing to be deferred as discussed further below.

Net cash used in operating activities was $761,758 and $761,250 for the six-month periods ended June 30, 2018 and 2017, respectively. The variances between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, partially offset by government grant revenues. As of June 30, 2018, there is $771,951 in approved grant funds available for use. See “Results of Operations – Grant and Collaboration Revenues” below for additional details concerning our government grants.

Members of our executive management team and our board of directors have deferred receipt of portions of their salaries and fees in order to help conserve the Company’s cash resources. As of June 30, 2018, the accumulated deferrals totaled $949,312. We expect the ongoing deferrals of approximately $29,100 per month for the management salaries to continue until such time as a significant financing event (as determined by the board of directors) is consummated.

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

Net cash used in investing activities was $-0- and $4,350 for the six-month periods ended June 30, 2018 and 2017, respectively. Our investing activities have consisted predominantly of capital expenditures.

Net cash provided by financing activities was $640,000 and $1,134,167 for the six-month periods ended June 30, 2018 and 2017, respectively. During February 2018, we entered into a Senior Note Purchase Agreement with Georgia Research Alliance, Inc. pursuant to which we issued a five-year Senior Promissory Note (the “Note”) for $50,000. The Note bears an annual interest rate of 5%, payable monthly, with principal repayments beginning in the second year. During March 2018, we sold shares of our Series E convertible preferred stock for net proceeds of $590,000. During the six-month period ended June 30, 2017, warrants to purchase shares of our common stock were exercised for total net proceeds of $154,167. During May 2017, we sold shares of our Series D convertible preferred stock to certain institutional investors for net proceeds of $980,000.

As of June 30, 2018, we had an accumulated deficit of $39.2 million. We expect for the foreseeable future we will continue to operate at a loss. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue our research and development efforts. We will continue to require substantial funds to continue our activities and cannot predict the outcome of our efforts. We believe that our existing cash resources, combined with funding from existing NIH grants and clinical trial support will be sufficient to fund our planned operations to mid-September 2018. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of capital through additional government grant programs and clinical trial support, and we may also conduct additional offerings of our equity securities. However, additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of June 30, 2018, we had noncancelable lease obligations and other firm purchase obligations totaling approximately $326,000, as compared to approximately $235,000 at December 31, 2017. We have no committed lines of credit and no other committed funding or long-term debt, with the exception of the $50,000 note payable to GRA. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Net Loss

We recorded a net loss of $637,043 for the three months ended June 30, 2018, as compared to $516,881 for the three months ended June 30, 2017. For the six months ended June 30, 2018, we recorded a net loss of $1,258,856, as compared to $1,065,222 for the six months ended June 30, 2017. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant and Collaboration Revenues

During the three-month and six-month periods ended June 30, 2018, we recorded grant and collaboration revenues of $93,265 and $314,564, respectively, as compared to $352,137 and $647,872, respectively, during the comparable periods of 2017. Grant revenues relate to grants and contracts from NIAID in support of our vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is dependent upon our expenditures for activities supported by the grants, and fluctuates based on the timing of the expenditures

Additional detail concerning our grant revenues and the remaining funds available for use as of June 30, 2018 is presented in the table below.

	Grant Revenues Recorded During the Periods				Unused Funds
	Three Months Ended June 30,		Six Months Ended June 30,		Available at
	2018	2017	2018	2017	June 30, 2018
HIV – SBIR Grant	$35,685	$113,097	$223,196	$307,223	$32,854
HIV – SBIR Grant	-	104,169	-	158,972	-
HIV – Vaccine Development Contract	-	39,871	-	86,677	-
Zika – SBIR Grant	25,346	-	54,134		471,511
Lassa Fever – SBIR Grant	32,234	-	32,234	-	267,586
Total	$93,265	$257,137	$309,564	$552,872	$771,951

During the six-month period ended June 30, 2018, we recorded $5,000 of revenue associated with a collaboration with the U.S. Naval Research Laboratory (USNRL) for development of high-quality antibodies useful for detection of Lassa virus.

In March 2017, we entered into a collaboration with American Gene Technologies International, Inc. (AGT) whereby AGT intends to conduct a Phase 1 human clinical trial with our combined technologies, with the goal of developing a functional cure for HIV infection. The cost of the clinical trial (expected to begin in early 2019) will be borne by AGT. The primary objectives of the trial will be to assess the safety and efficacy of the therapy, with secondary objectives to assess the immune responses as a measure of efficacy. In exchange for use of our vaccine product in the clinical trial, AGT paid us a fee of $95,000 which we received during the second quarter of 2017 and which we recorded as revenue during the three and six month periods ended June 30, 2017. No commercial rights or licenses have yet been granted to AGT.

Research and Development Expenses

During the three-month and six-month periods ended June 30, 2018, we recorded research and development expense of $372,202 and $859,196, respectively, as compared to $518,098 and $1,069,893, respectively, during the comparable periods of 2017. Research and development expense for the three-month and six-month periods of 2018 includes stock-based compensation expense of $10,511 and $21,462 respectively, as compared to $6,602 and $13,262, respectively, for the comparable periods of 2017 (see discussion under “Stock-Based Compensation Expense” below).

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

General and Administrative Expenses

During the three-month and six-month periods ended June 30, 2018, we recorded general and administrative expense of $359,197 and $716,425, respectively, as compared to $352,191 and $644,858, respectively, during the comparable periods of 2017. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and other general corporate expenses. General and administrative expense for the three-month and six-month periods of 2018 include stock-based compensation expense of $69,853 and $111,451, respectively; as compared to $7,920 and $15,840, respectively, for the comparable periods of 2017 (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $289,344 and $604,974 during the three-month and six-month periods ended June 30, 2018, respectively, as compared to $344,271 and $629,018, respectively during the comparable periods of 2017. The overall decrease in general and administrative expense from 2017 to 2018 is mostly attributable to costs incurred during 2017 for a special meeting of stockholders. We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

For the three-month and six-month periods ended June 30, 2018 and 2017, the components of stock-based compensation expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock option expense	$23,221	$14,522	$47,199	$29,102
Stock issued for services	57,143	-	85,714	-
Total stock-based compensation expense	$80,364	$14,522	$132,913	$29,102

In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three-month and six-month periods ended June 30, 2018 and 2017, stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Expense Allocated to:	2018	2017	2018	2017
General and administrative expense	$69,853	$7,920	$111,451	$15,840
Research and development expense	10,511	6,602	21,462	13,262
Total stock-based compensation expense	$80,364	$14,522	$132,913	$29,102

Other Income (Expense)

Interest income for the three-month and six-month periods ended June 30, 2018 was $1,716 and $3,034, respectively, as compared to $1,271 and $1,657, respectively, for comparable periods of 2017. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations. Interest expense for the three-month and six-month periods ended June 30, 2018 was $625 and $833, respectively, related to the note payable issued to the GRA in February 2018; there was no interest expense during the comparable periods in 2017.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEOVAX LABS, INC. (Registrant)

Date: August 7, 2018	By:	/s/ Mark W. Reynolds
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
101*,***

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three-month and six-month periods ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six-month periods ended June 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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