Form 10-Q
period 2018-09-30
GeoVax Labs, Inc.
filed 2018-11-08
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐    No ☒

As of November 8, 2018, 196,903,476 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Part I -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$511,242	$312,727
Grant funds and other receivables	14,757	59,758
Prepaid expenses and other current assets	70,188	75,589
Total current assets	596,187	448,074
Property and equipment, net	16,270	31,151
Deposits	11,010	11,010

Total assets	$623,467	$490,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$147,947	$77,581
Accrued expenses (Note 6)	1,149,758	733,711
Current portion of note payable	7,294	-
Total current liabilities	1,304,999	811,292
Note payable, net of current portion	42,706	-
Total liabilities	1,347,705	811,292

Commitments (Note 8)

Stockholders’ equity (deficiency):
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at September 30, 2018 and December 31, 2017	76,095	76,095
Series C convertible preferred stock, $1,000 stated value; 2,570 shares issued and outstanding at September 30, 2018 and December 31, 2017	842,990	842,990
Series D convertible preferred stock, $1,000 stated value; -0- and 1,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	-	980,000
Series E convertible preferred stock, $1,000 stated value; 1,200 and -0- shares issued and outstanding at September 30, 2018 and December 31, 2017	1,190,000	-
Common stock, $.001 par value:
Authorized shares – 600,000,000
Issued and outstanding shares – 178,403,476 and 106,736,810 at September 30, 2018 and December 31, 2017	178,403	106,737
Additional paid-in capital	36,830,813	35,589,911
Accumulated deficit	(39,842,539)	(37,916,790)
Total stockholders’ equity (deficiency)	(724,238)	(321,057)

Total liabilities and stockholders’ equity (deficiency)	$623,467	$490,235

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Grant and collaboration revenue	$349,344	$247,994	$663,908	$895,866

Operating expenses:
Research and development	557,696	498,200	1,416,892	1,568,093
General and administrative	458,974	340,143	1,175,399	985,001
Total operating expenses	1,016,670	838,343	2,592,291	2,553,094

Loss from operations	(667,326)	(590,349)	(1,928,383)	(1,657,228)

Other income (expense):
Interest income	1,058	1,592	4,092	3,249
Interest expense	(625)	-	(1,458)	-
Total other income (expense)	433	1,592	2,634	3,249

Net loss	$(666,893)	$(588,757)	$(1,925,749)	$(1,653,979)

Basic and diluted:
Loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Weighted averages shares outstanding	167,407,100	67,000,857	149,761,230	60,757,109

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,925,749)	$(1,653,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,881	20,694
Stock-based compensation expense	275,425	43,535
Changes in assets and liabilities:
Grant funds receivable	45,001	(61,821)
Prepaid expenses and other current assets	62,544	49,855
Accounts payable and accrued expenses	486,413	361,695
Total adjustments	884,264	413,958
Net cash used in operating activities	(1,041,485)	(1,240,021)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,350)
Net cash used in investing activities	-	(4,350)

Cash flows from financing activities:
Net proceeds from sale of preferred stock	1,190,000	980,000
Net proceeds from sale of common stock	-	154,167
Proceeds from issuance of note payable	50,000	-
Net cash provided by financing activities	1,240,000	1,134,167

Net increase (decrease) in cash and cash equivalents	198,515	(110,204)
Cash and cash equivalents at beginning of period	312,727	454,030

Cash and cash equivalents at end of period	$511,242	$343,826

Supplemental disclosure of cash flow information:

During the nine months ended September 30, 2018, 1,000 shares of Series D Convertible Preferred Stock were converted into 66,666,666 shares of common stock. During the nine months ended September 30, 2017, 178 shares of Series C Convertible Preferred Stock were converted into 11,862,000 shares of common stock (Note 9).

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

2.     Basis of Presentation

The accompanying condensed consolidated financial statements at September 30, 2018 and for the three-month and nine-month periods ended September 30, 2018 and 2017 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

We believe that our existing cash resources and government funding commitments will be sufficient to continue our planned operations into January 2019. Due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that date. We are currently exploring sources of capital through additional government grants and corporate collaborations. We also intend to secure additional funds through sales of our equity securities or by other means. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we will be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2018, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we expect to have a material impact on our financial statements.

4.     Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 276.0 million and 277.5 million shares at September 30, 2018 and 2017, respectively.

5.     Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Laboratory equipment	$530,306	$530,306
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	674,596	674,596
Accumulated depreciation and amortization	(658,326)	(643,445)
Property and equipment, net	$16,270	$31,151

6.     Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Accrued management salaries	$816,715	$532,615
Accrued directors’ fees	265,420	182,620
Other accrued expenses	67,623	18,476
Total accrued expenses	$1,149,758	$733,711

7.     Note Payable

On February 28, 2018, we entered into a Senior Note Purchase Agreement with Georgia Research Alliance, Inc. (GRA) pursuant to which we issued a five-year Senior Promissory Note (the “Note”) to GRA in exchange for $50,000. The Note bears an annual interest rate of 5%, payable monthly, with principal repayments beginning in the second year. Principal repayments are expected to be $-0- in 2018, $10,417 in 2019, $12,500 in 2020, 2021 and 2022, and $2,083 in 2023. In connection with the Note, we also issued to GRA a five-year warrant to purchase 178,571 shares of our common stock (see Note 9). Interest expense related to the Note for the three-month and nine-month periods ended September 30, 2018 was $625 and $1,458, respectively.

8.     Commitments

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2019, with annual extension options through December 31, 2022. As of September 30, 2018, our future minimum lease payments total $200,402, $39,136 of which will be payable during 2018 and $161,266 in 2019. In the normal course of business, we may enter into various firm purchase commitments related to our research-related activities and, as of September 30, 2018, such unrecorded outstanding purchase commitments totaled approximately $209,000, all of which we expect to be reimbursable to us pursuant to our existing government grants.

9.     Stockholders’ Equity

Series B Convertible Preferred Stock

As of September 30, 2018, there are 100 shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”) outstanding. The Series B Preferred Stock may be converted at any time at the option of the holder into shares of our common stock at a conversion price of $0.35 per share, or 285,714 shares. During the nine months ended September 30, 2018, there were no conversions or other transactions involving our Series B Preferred Stock.

Series C Convertible Preferred Stock

As of September 30, 2018, there are 2,570 shares of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) outstanding. The Series C Preferred Stock may be converted at any time at the option of the holder into shares of our common stock at a conversion price of $0.015 per share, or 171,349,733 shares. During the nine months ended September 30, 2018, there were no conversions or other transactions involving our Series C Preferred Stock.

Series D Convertible Preferred Stock

As of September 30, 2018, there are no shares of our Series D Convertible Preferred Stock (“Series D Preferred Stock”) outstanding. During the nine months ended September 30, 2018, 1,000 shares our Series D Preferred Stock were converted into 66,666,666 shares of our common stock.

Series E Convertible Preferred Stock

In March 2018, we issued 600 shares of our Series E Convertible Preferred Stock, $1,000 stated value (“Series E Preferred Stock”), for net proceeds, after deduction of certain expenses, of $590,000. In September 2018, we issued an additional 600 shares of Series E Preferred Stock for net proceeds of $600,000.

Each share of Series E Preferred Stock is entitled to a liquidation preference equal to the initial purchase price, has no voting rights, and is not entitled to a dividend. The Series E Preferred Stock is convertible at any time at the option of the holders into shares of our common stock, with a current conversion price of $0.02544 per share. The Series E Preferred Shares contains price adjustment provisions, which may, under certain circumstances reduce the conversion price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the then conversion price of the Series E Preferred Stock, or if we announce plans to do so.

In connection with the Series E Preferred Stock issuance in September 2018, we also issued the purchasers Series G Warrants to purchase an aggregate of up to 47,169,812 shares of our common stock. The warrants have an exercise price of $0.02544 per share, are exercisable once they have been outstanding for six months and have a term equal to 3 years from the date of issuance. The warrants contain anti-dilution and price adjustment provisions, which may, under certain circumstances reduce the exercise price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the then exercise price of the warrants, or if we announce plans to do so. The number of shares subject to warrants will not increase due to such reductions in exercise price.

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

During the nine months ended September 30, 2018, there were no conversions or other transactions involving our Series E Preferred Stock except as described above.

Common Stock Transactions

As discussed above, during the nine months ended September 30, 2018, we issued 66,666,666 shares of our common stock pursuant to the conversion of 1,000 shares of our Series D Preferred Stock.

In February 2018, we issued 5,000,000 shares of our common stock in connection with our entering into a financial advisory and investment banking agreement (see “Stock-Based Compensation Expense” below).

Stock Options

The following table presents a summary of our stock option transactions during the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	7,024,275	$0.29
Granted	3,000,000	0.03
Exercised	--	--
Forfeited or expired	(169,334)	2.46
Outstanding at September 30, 2018	9,854,941	$0.17
Exercisable at September 30, 2018	4,890,618	$0.29

Stock Purchase Warrants

On February 28, 2018, in connection with issuance of the note payable discussed in Note 7, we issued a five-year warrant to purchase 178,571 shares of our common stock at a purchase price of $0.042 per share. On September 5, 2018, in connection with issuance of Series E Preferred Stock discussed above, we issued three-year warrants to purchase an aggregate of 47,169,812 shares of our common stock at a purchase price of $0.02544 per share. We had no other stock purchase warrants outstanding at September 30, 2018.

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock option plans was $85,370 and $132,569 for the three-month and nine-month periods ended September 30, 2018, respectively, as compared to $14,433 and $43,535 for the three-month and nine-month periods ended September 30, 2017, respectively. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of September 30, 2018, there was $145,230 of unrecognized compensation expense related to stock options, which we expect to recognize over a weighted average period of 1.9 years.

Additionally, during the three-month and nine-month periods ended September 30, 2018 we recorded stock-based compensation expense of $57,143 and $142,856, respectively, associated with common stock issued for financial advisory services. As of September 30, 2018, there was $57,143 of unrecognized stock-based compensation expense associated with this arrangement, which we expect to recognize during the remainder of 2018 and the first half of 2019.

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

11.     Grants and Collaboration Revenue

We receive payments from government entities under our grants from the National Institute of Allergy and Infectious Diseases (NIAID) and from the U.S. Department of Defense in support of our vaccine research and development efforts. We record revenue associated with government grants as the reimbursable costs are incurred. During the three-month and nine-month periods ended September 30, 2018, we recorded $340,716 and $650,280, respectively, of revenues associated with these grants, as compared to $247,994 and $800,866, respectively, for the comparable periods of 2017. As of September 30, 2018, there is an aggregate of $2,873,542 in approved grant and contract funds available for use.

During the three-month and nine-month periods ended September 30, 2018, we recorded $8,628 and $13,628, respectively, of revenues associated with research collaboration agreements with several third parties, as compared to $-0- and $95,000, respectively, for the comparable periods of 2017.

12.     Subsequent Events

In October 2018, we issued 5,000,000 shares of our common stock related to an agreement for capital market and business advisory services. In connection with the issuance we will recognize stock-based compensation expense of $129,750 over the six-month term of the engagement.

In October 2018, we issued 7,500,000 shares of our common stock related to an amendment to a financial advisory and investment banking agreement. In connection with the amendment, we eliminated $56,250 of cash retainer fees accrued as of September 30, 2018. In connection with the common stock issuance, we will recognize stock-based compensation expense of $127,500 over the term of the agreement through June 30, 2019.

During October 2018, 90 shares our Series C Preferred Stock were converted into 6,000,000 shares of our common stock.

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

Liquidity and Capital Resources

Our principal uses of cash are to finance our research and development activities. Since inception, we have funded these activities primarily from government grants and clinical trial assistance, and from sales of our equity securities. At September 30, 2018, we had cash and cash equivalents of $511,242 and total assets of $623,467, as compared to $312,727 and $490,235, respectively, at December 31, 2017. At September 30, 2018, we had a working capital deficit of $708,812, compared to a deficit of $363,218 at December 31, 2017. Our current liabilities at September 30, 2018 include $1,082,135 of accrued management salaries and director fees, payment of which is continuing to be deferred as discussed further below.

Net cash used in operating activities was $1,041,485 and $1,240,021 for the nine-month periods ended September 30, 2018 and 2017, respectively. The variances between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, partially offset by government grant revenues. As of September 30, 2018, there is $2,881,638 in approved grant funds available for use. See “Results of Operations – Grant and Collaboration Revenues” below for additional details concerning our government grants.

Members of our executive management team and our board of directors have deferred receipt of portions of their salaries and fees in order to help conserve the Company’s cash resources. As of September 30, 2018, the accumulated deferrals totaled $1,082,135. We expect the ongoing deferrals of approximately $36,200 per month for the management salaries to continue until such time as a significant financing event (as determined by the board of directors) is consummated.

NIAID has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive HIV vaccines, with GeoVax incurring certain costs associated with manufacturing the clinical vaccine supplies and other study support. NIAID is also currently funding the cost of an ongoing Phase 1 trial (HVTN 114), which is investigating the effect of adding a “protein boost” component to our vaccine, GOVX-B11. Planning is also underway for an additional Phase 1 trial to further evaluate the safety and immunogenicity of these proteins, together with GOVX-B11, in humans, which we expect to begin in the first half of 2019. Based on the results from these studies, we expect NIAID may then be ready to support a large phase 2b efficacy trial.

Net cash used in investing activities was $-0- and $4,350 for the nine-month periods ended September 30, 2018 and 2017, respectively. Our investing activities have consisted predominantly of capital expenditures.

Net cash provided by financing activities was $1,240,000 and $1,134,167 for the nine-month periods ended September 30, 2018 and 2017, respectively. During February 2018, we entered into a Senior Note Purchase Agreement with Georgia Research Alliance, Inc. pursuant to which we issued a five-year Senior Promissory Note (the “Note”) for $50,000. The Note bears an annual interest rate of 5%, payable monthly, with principal repayments beginning in the second year. During March and September 2018, we sold shares of our Series E convertible preferred stock for total net proceeds of $1,190,000. During March and April 2017, warrants to purchase shares of our common stock were exercised for total net proceeds of $154,167. During May 2017, we sold shares of our Series D convertible preferred stock to certain institutional investors for net proceeds of $980,000.

As of September 30, 2018, we had an accumulated deficit of $39.8 million. We expect for the foreseeable future we will continue to operate at a loss. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue our research and development efforts. We will continue to require substantial funds to continue our activities and cannot predict the outcome of our efforts. We believe that our existing cash resources, combined with funding from existing NIH grants and clinical trial support will be sufficient to fund our planned operations to mid-January 2019. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of capital through additional government grant programs and clinical trial support, and we may also conduct additional offerings of our equity securities. However, additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

As of September 30, 2018, we had noncancelable lease obligations and other firm purchase obligations totaling approximately $409,000, as compared to approximately $235,000 at December 31, 2017. We have no committed lines of credit and no other committed funding or long-term debt, with the exception of the $50,000 note payable to GRA. We have employment agreements with our senior management team, each of which may be terminated with 30 days advance notice. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Net Loss

We recorded a net loss of $666,893 for the three months ended September 30, 2018, as compared to $588,757 for the three months ended September 30, 2017. For the nine months ended September 30, 2018, we recorded a net loss of $1,925,749, as compared to $1,653,979 for the nine months ended September 30, 2017. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant and Collaboration Revenues

During the three-month and nine-month periods ended September 30, 2018, we recorded grant and collaboration revenues of $349,344 and $663,908, respectively, as compared to $247,994 and $895,866, respectively, during the comparable periods of 2017. Additional detail concerning our grant revenues and the remaining funds available for use as of September 30, 2018 is presented in the table below. Grant revenues relate to grants and contracts from agencies of the U.S. government in support of our vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is dependent upon our expenditures for activities supported by the grants and fluctuates based on the timing of the expenditures.

	Grant Revenues Recorded During the Periods				Unused Funds
	Three Months Ended September 30,		Nine Months Ended September 30,		Available at September 30,
	2018	2017	2018	2017	2018
Zika – SBIR Grant	$251,523	$38,150	$305,657	$38,150	$219,988
Lassa Fever – SBIR Grant	41,582	-	73,816	-	226,004
Lassa Fever – U.S Army Grant	14,757	-	14,757	-	2,427,550
HIV – SBIR Grant	32,854	185,909	256,050	493,132	-
HIV – SBIR Grant	-	-	-	158,972	-
HIV – Vaccine Development Contract	-	23,935	-	110,612	-
Total Grant Revenues	$340,716	$247,994	$650,280	$800,866	$2,873,542

In addition to the grant revenues above, during the three-month and nine-month periods ended September 30, 2018, we recorded $8,628 and $13,628, respectfully, of revenue associated with several research collaborations with third parties. These amounts primarily represent amounts paid to us by the other parties for materials and other costs associated with joint studies.

In March 2017, we entered into a collaboration with American Gene Technologies International, Inc. (AGT) whereby AGT intends to conduct a Phase 1 human clinical trial with our combined technologies, with the goal of developing a functional cure for HIV infection. The cost of the clinical trial (expected to begin in early 2019) will be borne by AGT. The primary objectives of the trial will be to assess the safety and efficacy of the therapy, with secondary objectives to assess the immune responses as a measure of efficacy. In exchange for use of our vaccine product in the clinical trial, AGT paid us a fee of $95,000 which we received during the second quarter of 2017 and which we recorded as revenue during the nine-month period ended September 30, 2017. No commercial rights or licenses have yet been granted to AGT.

Research and Development Expenses

During the three-month and nine-month periods ended September 30, 2018, we recorded research and development expense of $557,696 and $1,416,892, respectively, as compared to $498,200 and $1,568,093, respectively, during the comparable periods of 2017. Research and development expense for the three-month and nine-month periods of 2018 includes stock-based compensation expense of $10,759 and $32,221 respectively, as compared to $6,513 and $19,775, respectively, for the comparable periods of 2017 (see discussion under “Stock-Based Compensation Expense” below).

Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our government grants, the timing of costs associated with any clinical trials being funding directly by us, and other factors. Research and development expenses increased by $59,496, or 11.9%, during the three-month period ended September 30, 2018 as compared to 2017, but decreased by $151,201, or 9.6%, during the nine-month period ended September 30, 2018 as compared to 2017. These fluctuations are primarily due to the timing of expenditures related to our government grants. Our research and development costs do not include costs incurred by the HVTN in conducting clinical trials of our preventive HIV vaccines; those costs are funded directly to the HVTN by NIAID.

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

General and Administrative Expenses

During the three-month and nine-month periods ended September 30, 2018, we recorded general and administrative expense of $458,974 and $1,175,399, respectively, as compared to $340,143 and $985,001, respectively, during the comparable periods of 2017. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and other general corporate expenses. General and administrative expense for the three-month and nine-month periods of 2018 include stock-based compensation expense of $131,754 and $243,204, respectively; as compared to $7,920 and $23,760, respectively, for the comparable periods of 2017 (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $327,220 and $932,195 during the three-month and nine-month periods ended September 30, 2018, respectively, as compared to $332,223 and $961,241, respectively during the comparable periods of 2017. We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

For the three-month and nine-month periods ended September 30, 2018 and 2017, the components of stock-based compensation expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock option expense	$85,370	$14,433	$132,569	$43,535
Stock issued for services	57,143	-	142,856	-
Total stock-based compensation expense	$142,513	$14,433	$275,425	$43,535

In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three-month and nine-month periods ended September 30, 2018 and 2017 stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Expense Allocated to:	2018	2017	2018	2017
General and administrative expense	$131,754	$7,920	$243,204	$23,760
Research and development expense	10,759	6,513	32,221	19,775
Total stock-based compensation expense	$142,513	$14,433	$275,425	$43,535

Other Income (Expense)

Interest income for the three-month and nine-month periods ended September 30, 2018 was $1,058 and $4,092, respectively, as compared to $1,592 and $3,249, respectively, for comparable periods of 2017. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations. Interest expense for the three-month and nine-month periods ended September 30, 2018 was $625 and $1,458, respectively, related to the note payable issued to the GRA in February 2018; there was no interest expense during the comparable periods in 2017.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEOVAX LABS, INC. (Registrant)

Date: November 8, 2018	By: /s/ Mark W. Reynolds
Mark W. Reynolds Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit

Number     Description

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock filed March 5, 2018 (1)
4.2	Form of Stock Certificate for the Series E Convertible Preferred Stock (1)
10.1**	Employment Agreement with David Dodd, dated September 1, 2018 (3)
10.2*	2016 Stock Incentive Plan, as amended
10.3	Form of Securities Purchase Agreement dated March 5, 2018 (1)
10.4*	Form of Additional Securities Purchase Agreement, dated September 5, 2018
10.5	Senior Note Purchase Agreement between Georgia Research Alliance, Inc. and GeoVax Labs, Inc., dated February 28, 2018 (2)
10.6	Common Stock Purchase Warrant dated February 28, 2018 (2)
10.7*	Form of Series G Common Stock Purchase Warrant
10.8	Agreement with Maxim Group LLC, dated February 14, 2018 (2)
10.9*	Amendment to Agreement with Maxim Group LLC, dated October 19, 2018
10.10*	Consulting Agreement with Bespoke Growth Partners, Inc., dated October 12, 2018
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101*,***

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three-month and nine-month periods ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 6, 2018.
(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 23, 2018
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed September 7, 2018.