Form 10-K/A
period 2018-12-31
GeoVax Labs, Inc.
filed 2019-04-12
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares of Common Stock outstanding as of April 10, 2019: 278,043,476

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of GeoVax Labs, Inc. for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission on March 26, 2019 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to GeoVax Labs, Inc. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

All statements in this Amendment that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in the Original Filing, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change.

ii

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Current Position
David A. Dodd	69	Chairman of the Board of Directors, President and Chief Executive Officer
Mark W. Reynolds, CPA	57	Chief Financial Officer and Corporate Secretary
Harriet L. Robinson, Ph.D.	81	Chief Scientific Officer Emeritus, Director
Farshad Guirakhoo, Ph.D.	65	Chief Scientific Officer
Robert T. McNally Ph.D.	71	Director
Randal D. Chase, Ph.D. (1)(2)(3)	69	Independent Director
Dean G. Kollintzas (1)(2)(3)	45	Independent Director
John N. Spencer, Jr. (1)(2)(3)	78	Independent Director

(1)	Member of the Compensation Committee of the Board of Directors.
(2)	Member of the Nominating and Governance Committee of the Board of Directors.
(3)	Member of the Audit Committee of the Board of Directors.

David A. Dodd. Mr. Dodd joined the Board of Directors in March 2010, becoming Chairman of our Board of Directors on January 1, 2011. Effective September 5, 2018, Mr. Dodd became our President and Chief Executive Officer, following Dr. McNally’s retirement. His executive management experience in the pharmaceutical and biotechnology industries spans more than 40 years. From September 2017 to April 2018, he served as Chief Executive Officer, and as a member of the Board of Directors of Medizone International, Inc. (“Medizone”). On April 20, 2018, Medizone announced that certain of its creditors had commenced an involuntary bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code against Medizone. The creditors include Medizone’s former Chairman and Chief Executive Officer and its former Director of Operations. From April 2013 to July 2017, Mr. Dodd served as President and Chief Executive Officer, and as a member of the Board of Directors, of Aeterna Zentaris Inc., a drug development company. He was Chairman of the Board of Directors of Aeterna Zentaris, Inc. from May 2014 to May 2016, and continued to serve as a member of its Board of Directors until May 2018. From December 2007 to June 2009, Mr. Dodd was President, Chief Executive officer and Chairman of BioReliance Corporation, a leading provider of biological safety and related testing services. From October 2006 to April 2009, he served as non-executive Chairman of Stem Cell Sciences Plc., where he oversaw the development and implementation of a strategic growth plan, implementation of an experienced executive team, and the sale of the company to Stem Cells, Inc. in April 2009. Before that, Mr. Dodd served as President, Chief Executive Officer and Director of Serologicals Corporation before it was sold to Millipore Corporation in July 2006 for $1.5 billion. For five years prior to his employment by Serologicals Corporation, Mr. Dodd served as President and Chief Executive Officer of Solvay Pharmaceuticals, Inc. and Chairman of its subsidiary Unimed Pharmaceuticals, Inc. He is also the Chief Executive Officer of RiversEdge BioVentures, an investment and advisory firm focused on the life sciences and pharmaceuticals industries, which he founded in 2009. The Board of Directors has concluded that Mr. Dodd should serve on the Board of Directors due to his experience in the pharmaceutical industry and his involvement as an officer and director of the Company, as well as his background in general management, business transformation, corporate partnering, and mergers and acquisitions.

Mark W. Reynolds, CPA. Mr. Reynolds joined the Company in October 2006 as Chief Financial Officer and Corporate Secretary. From 2004 to 2008, Mr. Reynolds served as Chief Financial Officer for HealthWatchSystems, Inc. a privately-held company in the consumer healthcare industry. From 2004 to 2006, he served as Chief Financial Officer for Duska Therapeutics, Inc., a publicly-held biotechnology company. From 1988 to 2002, Mr. Reynolds worked for CytRx Corporation, a publicly-held biopharmaceutical company, where he first served as Controller and then as Chief Financial Officer. Mr. Reynolds began his career as an auditor with Arthur Andersen & Co. from 1985 to 1988. He is a certified public accountant and earned a Master of Accountancy degree from the University of Georgia.

Harriet L. Robinson, Ph.D. Dr. Robinson is a co-founder of the Company, first serving as Senior Vice President, Research and Development in November 2007 before becoming Chief Scientific Officer in February 2008, a position she held until the appointment of Farshad Guirakhoo, PhD as Chief Scientific Officer in January 2017. Dr. Robinson is now Chief Scientific Officer Emeritus and continues to serve as director of GeoVax’s HIV vaccine program. Dr. Robinson was elected to the Board of Directors in June 2008. From 1999 to February 2008, Dr. Robinson served as the Asa Griggs Candler Professor of Microbiology and Immunology at Emory University in Atlanta, Georgia, and from 1998 to February 2008 as Chief, Division of Microbiology and Immunology, Yerkes National Primate Center and Professor at the Emory University School of Medicine. She was Professor, Department of Microbiology & Immunology, at the University of Massachusetts Medical Center from 1988 to 1997 and Staff, then Senior, then Principal Scientist at the University of Massachusetts Worcester Foundation for Experimental Biology from 1977 to 1987. Dr. Robinson received a Bachelor of Arts degree from Swarthmore College and M.S. and Ph.D. degrees from the Massachusetts Institute of Technology. The Board of Directors has concluded that Dr. Robinson should serve on its Board of Directors by virtue of her extensive knowledge of the Company’s technology as its scientific founder.

Farshad Guirakhoo, Ph.D. Dr. Guirakhoo joined the Company as Senior Vice President, Research and Development in October 2015, and was appointed as Chief Scientific Officer in January 2017. Dr. Guirakhoo has served in senior management and scientific roles within the biotechnology industry with Vaxess Technologies from 2014 to 2015, Hookipa Biotech from 2012 to 2014, Sanofi Pasteur from 2007 to 2012, Acambis, Inc. from 1999 to 2007 and OraVax, Inc. from 1992 to 1999. He earned his Ph.D. in Virology at the Medical University of Vienna, Vienna, Austria, holds a M.Sc. degree in Genetics from the International Institute for Biophysics and Biochemistry of Tehran University, and a B.Sc. degree in Biology from the National University of Iran. He conducted his Post-Doctoral training at the Medical University of Vienna and at the National Centers for Disease Control and Prevention (CDC), Division of Vector-Borne Infectious Diseases. In his scientific career, Dr. Guirakhoo has filed over 90 patent applications and is author/co-author of more than 80 publications, including book chapters, in peer-reviewed journals. In 2014, he was named as one of the 50 Most Influential People in Vaccines.

Robert T. McNally, Ph.D. Dr. McNally joined the Board of Directors in December 2006 and was appointed as our President and Chief Executive Officer effective April 1, 2008, a position he held until his retirement in September 2018. From 2000 to March 2008, Dr. McNally served as Chief Executive Officer of Cell Dynamics LLC, a cGMP laboratory services company. Previously, Dr. McNally was a co-founder and Senior Vice President of Clinical Research for CryoLife, Inc., a pioneering company in transplantable human tissues. He has over 35 years of experience in academic and corporate clinical investigations, management, research, business, quality and regulatory affairs. Dr. McNally is a Fellow of the American Institute for Medical and Biological Engineering, serves on the advisory boards of the Petit Institute for Bioengineering and Dupree College of Management at the Georgia Institute of Technology, and is a former Chairman of Georgia Bio, a trade association. Dr. McNally graduated with a Ph.D. in biomedical engineering from the University of Pennsylvania. The Board of Directors has concluded that Dr. McNally should serve on its Board of Directors by virtue of his prior business and scientific experience, including his experience as Chief Executive Officer of Cell Dynamics, LLC and as Senior Vice President of Clinical Research for CryoLife, Inc., and due to his involvement with the Company as its former President and Chief Executive Officer.

Randal D. Chase, Ph.D. Dr. Chase joined the Board of Directors in March 2015. From February 2017 to April 2018, Dr. Chase was President and Chief Executive Officer of Advanced Proteome Therapeutics Corporation, a publicly-held biopharmaceutical company; he served as a member of the company’s board of directors from 2015 to April 2018. Since 2011, Dr. Chase has served as a business advisor and consultant to companies in the life science sector. He served as Chairman of the Board for Medicago, Inc. until its sale to Mitsubishi Tanabe Pharma Corporation in 2013. From 2006 to 2011, he served as President and Chief Executive Officer of Immunovaccine, Inc., a clinical-stage biotechnology company developing vaccines against cancer and infectious diseases. Dr. Chase is also a former president of Shire Biologics, North American Vaccine, Pasteur Merieux Connaught, and Quadra Logic Technologies, Inc. His early career was at Bristol Myers and Glaxo Pharmaceuticals. Dr. Chase attended the Senior Executive Program of the London Business School in the United Kingdom, holds a Bachelor of Sciences degree in biochemistry from Bishop’s University and a Ph.D. in biochemistry from the University of British Columbia. Dr. Chase completed a post-doctoral fellowship at the McArdle Cancer Institute of the University of Wisconsin. The Board of Directors has concluded that Dr. Chase should serve on the Board of Directors due to his extensive leadership experience in the pharmaceutical industry, and the vaccine industry in particular.

Dean G. Kollintzas. Mr. Kollintzas joined the Board of Directors in September 2006. Since 2001 Mr. Kollintzas has been an intellectual property attorney specializing in biotechnology and pharmaceutical licensing, FDA regulation, and corporate/international transactions. He is a member of the Wisconsin and American Bar Associations. Since 2004, Mr. Kollintzas has been in private practice. In 2014, he founded Procare Clinical, LLC, a clinical trial management company headquartered in Naperville, IL. Mr. Kollintzas received a microbiology degree from the University of Illinois and a J.D. from Franklin Pierce Law Center. The Board of Directors has concluded that Mr. Kollintzas should serve on the Board of Directors by virtue of his experience with intellectual property matters, biotechnology and pharmaceutical licensing, and FDA regulation.

John N. (Jack) Spencer, Jr., CPA Mr. Spencer joined the Board of Directors in September 2006. Mr. Spencer is a certified public accountant and was a partner of Ernst & Young LLP where he spent more than 38 years until he retired in 2000. Mr. Spencer also serves as a director of MRI Interventions, Inc., a medical device company, where he also chairs the audit committee and serves on the compensation committee. He served as the Temporary Chief Financial Officer of Applied Genetic Technologies Corporation from November 2013 until February 2014 while that company prepared for its initial public offering. He also serves on the board of one privately held company and as a consultant to various companies primarily relating to financial accounting and reporting matters. Mr. Spencer received a Bachelor of Science degree from Syracuse University, and he earned an M.B.A. degree from Babson College. He also attended the Harvard Business School Advanced Management Program. The Board of Directors has concluded that Mr. Spencer should serve on the Board of Directors by virtue of his experience at Ernst & Young LLP where he was the partner in charge of that firm’s life sciences practice for the southeastern United States, and his clients included a large number of publicly-owned and privately-held medical technology companies, together with his continuing expertise as a director of, and a consultant to, other publicly owned and privately held companies.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a written Code of Business Conduct and Ethics, a copy of which is available on our website at www.geovax.com. The Company will provide a copy of the Code of Ethics upon request to any person without charge. Such requests may be transmitted by regular mail in the care of the Corporate Secretary. We require all officers, directors and employees to adhere to this code in addressing the legal and ethical issues encountered in conducting their work. The code requires that employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in our best interest. Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the code. The Sarbanes-Oxley Act of 2002 requires certain companies to have procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. We have such procedures in place.

The Company will post on its website, www.geovax.com, or will disclose on a Form 8-K filed with the SEC, any amendments to, or waivers from, a provision of the Code of Ethics that applies to the Chief Executive Officer or the Chief Financial Officer, or persons performing similar functions, and that relate to (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the code; or (v) accountability for adherence to the Code of Ethics. Any waiver granted to an executive officer or a director may only be granted by the Board and will be disclosed, along with the reasons therefor, on a Form 8-K filed with the SEC. No such waivers were granted in 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, as well as certain affiliates of those persons, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports we received and written representations that no other reports were required to be filed for those persons, we believe that, during 2018, all of our executive officers, directors and owners of more than 10% of our common stock filed all reports required by Section 16(a) on a timely basis.

Audit Committee

The Audit Committee of the Board provides assistance to the Board of Directors in fulfilling its oversight responsibility relating to: (i) the integrity of the Company’s financial statements; (ii) the effectiveness of the Company’s internal control over financial reporting; (iii) the Company’s compliance with legal and regulatory requirements; and (iv) the independent registered public accounting firm’s qualifications, independence and performance. The Audit Committee is responsible for reviewing our policies with respect to risk assessment and risk management, and for monitoring our business risk practices. It also prepares the Audit Committee report that SEC proxy rules require for this proxy statement. Our Audit Committee is currently comprised of Mr. Spencer (Chairman), Mr. Chase, and Mr. Kollintzas. Our Board of Directors has determined that each member of the committee is independent in accordance with the criteria of independence set forth in Section 301(3)(B) of the Sarbanes-Oxley Act of 2002, and Rule 5605(c)(2) of the Nasdaq Listing Rules and that Mr. Spencer qualifies as an “audit committee financial expert” as defined by the SEC’s rules. The Audit Committee has adopted a charter, a current copy of which is available on our website at www.geovax.com.

Director Nomination Process

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our definitive proxy statement for our 2018 annual meeting of stockholders that was filed with the SEC on April 27, 2018.

Item 11.      Executive Compensation

Summary Compensation Table

The following table sets forth all compensation awarded or earned for employment services during 2018 and 2017 by (i) each person who served as our chief executive officer during 2018, and (ii) our two other most highly compensated executive officers (collectively referred to as the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards (2) ($)		All Other Compensation ($)		Total ($)
David A. Dodd (1)	2018	$83,333	(3)	$-	$73,950	(7)	$-		$157,283
President and CEO	2017	-		-	-		-		-
Robert T. McNally, PhD (1)	2018	121,635	(4)	-	7,560	(8)	667	(11)	129,862
former President and CEO	2017	165,000	(4)	-	29,250	(8)	1,000	(11)	195,250
Mark W. Reynolds	2018	234,392	(5)	-	13,500	(9)	5,514	(11)	253,406
Chief Financial Officer	2017	234,392	(5)	-	29,250	(9)	3,281	(11)	266,923
Farshad Guirakhoo, PhD	2018	250,000	(6)	-	11,250	(10)	21,425	(12)	282,675
Chief Scientific Officer	2017	250,000	(6)	-	19,500	(10)	21,569	(13)	291,069

(1)

On September 1, 2018, Mr. Dodd became our President and CEO, effective with Dr. McNally’s retirement. Both Mr. Dodd and Dr. McNally also served as members of our Board of Directors for the full years of 2018 and 2017. As discussed below under “Director Compensation Plan”, directors who are employees of the Company receive no compensation for their service as directors. The compensation reported in this table for each of Mr. Dodd and Dr. McNally therefore reflects only compensation related to their service as President and CEO; compensation for their service as non-employee directors (prior to September 1, 2018 with respect to Mr. Dodd, and after September 1, 2018 with respect to Dr. McNally) is shown in the “Director Compensation” table below.

(2)

Represents the grant date fair value of the stock options for financial statement reporting purposes. See footnotes 2 and 9 to our consolidated financial statements for the year ended December 31, 2018 for a discussion of the assumptions made and methods used for determining stock compensation values.

(3)	Includes $8,333 paid in cash; payment of the remainder is deferred. See the discussion under “Employment Agreements” below.
(4)	Includes $17,477 and $25,000 paid in cash for 2018 and 2017, respectively; payment of the remainder is deferred. See the discussion under “Employment Agreements” below.
(5)	Includes $140,635 paid in cash for each of 2018 and 2017; payment of the remainder is deferred. See the discussion under “Employment Agreements” below.
(6)	Includes $187,500 and $218,750 paid in cash for 2018 and 2017, respectively; payment of the remainder is deferred. See the discussion under “Employment Agreements” below.
(7)

For options awarded during 2018, represents the grant date fair value of $61,800 for stock options granted on September 1, 2018 for 3,000,000 shares with an exercise price of $0.03 per share, vesting immediately; and $14,130 for stock options granted on December 17, 2018 for 675,000 shares with an exercise price of $0.0266 per share, vesting over a three-year period. As of December 31, 2018, 3,000,000 of these options are vested and exercisable.

(8)

For options awarded during 2018, represents the grant date fair value of stock option grant on December 17, 2018 for 420,000 shares with an exercise price of $0.0266 per share, vesting over a three-year period. As of December 31, 2018, none of these options are vested and exercisable. For options awarded during 2017, represents the grant date fair value of stock option grant on December 20, 2017 for 750,000 shares with an exercise price of $0.05 per share, vesting over a three-year period. As of December 31, 2018, 250,000 of these options are vested and exercisable.

(9)

For options awarded during 2018, represents the grant date fair value of stock option grant on December 17, 2018 for 750,000 shares with an exercise price of $0.0266 per share, vesting over a three-year period. As of December 31, 2018, none of these options are vested and exercisable. For options awarded during 2017, represents the grant date fair value of stock option grant on December 20, 2017 for 750,000 shares with an exercise price of $0.05 per share, vesting over a three-year period. As of December 31, 2018, 250,000 of these options are vested and exercisable.

(10)

For options awarded during 2018, represents the grant date fair value of stock option grant on December 17, 2018 for 625,000 shares with an exercise price of $0.0266 per share, vesting over a three-year period. As of December 31, 2018, none of these options are vested and exercisable. For options awarded during 2017, represents the grant date fair value of stock option grant on December 20, 2017 for 500,000 shares with an exercise price of $0.05 per share, vesting over a three-year period. As of December 31, 2018, 166,666 of these options are vested and exercisable.

(11)	Represents employer matching contributions to the Company’s 401(k) retirement plan.
(12)	Represents $3,425 of employer matching contributions to the Company’s 401(k) retirement plan, and $18,000 in housing expense allowances
(13)	Represents $3,569 of employer matching contributions to the Company’s 401(k) retirement plan, and $18,000 in housing expense allowances

Employment Agreements

David A. Dodd. Mr. Dodd serves as our President and Chief Executive Officer, under an employment agreement dated September 1, 2018. The employment agreement has no specified term. The employment agreement provides for an initial annual salary of $250,000 to Mr. Dodd, subject to periodic increases as determined by the Board. To help conserve the Company’s cash resources, as part of his employment agreement. Mr. Dodd agreed to defer a portion of his base salary, effectively reducing his current annualized salary to $25,000. As of December 31, 2018, Mr. Dodd’s accumulated salary deferral is $75,000. Mr. Dodd is also eligible for an annual bonus, as determined by the Board, with an initial target of 65% of his base salary. No bonus was awarded to Mr. Dodd for 2018. As an incentive to induce Mr. Dodd to accept employment with the Company, the Board granted him an option to purchase 3,000,000 shares of the Company’s common stock with an exercise price of $0.03 per share (the closing price on the effective date of Mr. Dodd’s employment), with such options 100% vested upon issuance. Thereafter, Mr. Dodd is eligible for annual grants of additional awards from our equity incentives plans as determined by the Board. Mr. Dodd also is eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees.

Robert T. McNally, PhD. Dr. McNally served as our President and Chief Executive Officer until his retirement on August 31, 2018, under an employment agreement dated March 20, 2008 and amended on October 22, 2013. Dr. McNally’s annualized full-time base salary during 2018 was $275,000. In February 2014, Dr. McNally reduced his time commitment to the company from 100% to 60%, and his base salary was adjusted proportionately to $165,000. In April 2016, to help conserve the Company’s cash resources, Dr. McNally agreed to defer a portion of his base salary, effectively reducing his annualized salary from $165,000 to $25,000. As of December 31, 2018, Dr. McNally’s accumulated salary deferral is $338,533, and he has agreed to continue to defer cash payment of such amount.

Mark W. Reynolds. Mr. Reynolds serves as our Chief Financial Officer under an employment agreement dated January 1, 2010 and amended on October 22, 2013. The employment agreement has no specified term. The employment agreement provided for an initial annual salary of $212,600 to Mr. Reynolds, subject to periodic increases as determined by the Compensation Committee. The Board of Directors may also approve the payment of a discretionary bonus annually. Mr. Reynolds is eligible for grants of awards from our equity incentive plans and is eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees. Mr. Reynolds’ current annualized base salary is $234,392. In April 2016, to help conserve the Company’s cash resources, Mr. Reynolds agreed to defer a portion of his base salary, effectively reducing his annualized salary from $234,392 to $140,635. As of December 31, 2018, Mr. Reynolds’ accumulated salary deferral is $250,018.

Farshad Guirakhoo, PhD. Dr. Guirakhoo serves as our Chief Scientific Officer, under an employment agreement dated October 19, 2015 and amended on December 15, 2015. The employment agreement has no specified term. The employment agreement provided for an initial annual salary of $250,000 to Dr. Guirakhoo, subject to periodic increases as determined by the Compensation Committee. The Board of Directors may also approve the payment of a discretionary bonus annually. Dr. Guirakhoo is eligible for grants of awards from our equity incentive plans and is eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees. Dr. Guirakhoo’s current annualized base salary is $250,000. We are also paying him a monthly housing allowance of $1,500 ($18,000 annually). In July 2017, to help conserve the Company’s cash resources, Dr. Guirakhoo agreed to defer a portion of his base salary, effectively reducing his annualized salary from $250,000 to $187,500. As of December 31, 2018, Dr. Guirakhoo’s accumulated salary deferral is $93,750.

Potential Payments Upon Termination or Change-in-Control

Our employment agreement with Mr. Dodd provides that we will pay severance compensation to Mr. Dodd in the event his employment is terminated by the Company without cause or by Mr. Dodd with good reason (as defined in the agreement). If we terminate Mr. Dodd’s employment not for cause or he resigns for good reason, then we would pay (a) an amount in cash equal to three times his then base salary and target annual bonus and (b) all stock option grants held by Mr. Dodd will be fully vested. The agreement also addresses his compensation upon termination if there is a change in control (as defined). If we terminate Mr. Dodd’s employment not for cause or he resigns for good reason at any time during the three month period which immediately precedes a change in control (as defined) or during the one year period following a change in control, then we would also pay Mr. Dodd an amount in cash equal to (x) three times the cost to provide 401(k) or other deferred compensation or health and welfare benefits to him, and (y) a tax gross-up payment (if an excise tax is imposed by § 4999 of the Internal Revenue Code or any related interest or penalties are incurred by him).

Our employment agreements with Mr. Reynolds and Dr. Guirakhoo provide that, if we terminate their employment without cause, we will pay a severance payment in the form of monthly payments of base salary for a period equal to one week for each full year of service (12 weeks as of December 31, 2018 for Mr. Reynolds and 3 weeks for Dr. Guirakhoo). Additionally if we terminate Mr. Reynolds or Dr. Guirakhoo’s employment at any time during the three month period which immediately precedes a change in control (as defined in the amended employment agreement) or during the one year period following a change in control, then we would pay an amount in cash equal to (a) two times their then base salary and target annual bonus, (b) two times the cost to provide 401(k) or other deferred compensation or health and welfare benefits to them, and (c) a tax gross-up payment (if an excise tax is imposed by §4999 of the Internal Revenue Code or any related interest or penalties are incurred by them). The change of control provision also provides for full and complete vesting of all stock option grants held by them.

Outstanding Equity Awards

GeoVax has awarded stock options to its senior management and other employees, pursuant to the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) and the GeoVax Labs, Inc. 2016 Stock Incentive Plan (the “2016 Plan”). The terms of these awards typically provide for vesting over a defined period of time, generally three years. The options expire if not exercised within ten years from the date of grant. The Company does not have a formula for determining stock option awards. Awards are generally based on the subjective judgment of the President and Chief Executive Officer and on the Compensation Committee’s subjective judgment. The following table sets forth certain information with respect to unexercised options previously awarded to our Named Executive Officers that were outstanding as of December 31, 2018.

Option Awards
Number of Securities Underlying Unexercised Options
Name	(#) Exercisable	(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
David Dodd (1) President & CEO	- 3,000,000 90,000 135,200 30,000 25,000 25,000 25,000 25,000 10,000 26,400	785,000 - 180,000 67,600 - - - - - - -	(2) (3) (4)	$0.0266 0.03 0.05 0.0652 0.11 0.17 0.53 0.66 0.91 1.98 5.00	12/17/28 9/1/28 12/20/27 12/13/26 12/11/25 12/9/24 12/18/23 12/11/22 12/30/21 12/10/20 3/17/20
Robert McNally, PhD (1) former President & CEO	- 250,000 308,333 75,000 30,000 30,000 30,000 30,000 10,000 10,000	650,000 500,000 154,167 - - - - - - -	(2) (3) (4)	0.0266 0.05 0.0652 0.11 0.17 0.53 0.66 0.91 1.98 7.00	12/17/28 12/20/27 12/13/26 12/8/25 12/9/24 12/18/23 12/11/22 12/30/21 12/10/20 12/2/19
Mark Reynolds Chief Financial Officer	- 250,000 223,333 60,000 30,000 30,000 25,000 25,000 10,000 10,000	750,000 500,000 111,667 - - - - - - -	(2) (3) (4)	0.0266 0.05 0.0652 0.11 0.17 0.53 0.66 0.91 1.98 7.00	12/17/28 12/20/27 12/13/26 12/8/25 12/9/24 12/18/23 12/11/22 12/30/21 12/10/20 12/2/19
Farshad Guirakhoo, PhD Chief Scientific Officer	- 166,666 56,666 60,000 40,000	625,000 333,334 28,334 - -	(2) (3) (4)	0.0266 0.05 0.0652 0.11 0.13	12/17/28 12/20/27 12/13/26 12/8/25 10/19/25

(1)

On September 1, 2018, Mr. Dodd became our President and CEO, effective with Dr. McNally’s retirement. The stock option grants reported in this table for Mr. Dodd and Dr. McNally reflect compensation for their service as President/CEO or as director (as the case may be) both prior and subsequent to, the September 1, 2018 transition date. Both Mr. Dodd and Dr. McNally also have served, and continue to serve, as members of our Board of Directors. As discussed below under “Director Compensation Plan”, directors who are employees of the Company receive no compensation for their service as directors.

(2)	These stock options vest and become exercisable in three equal installments on December 17, 2019, 2020 and 2021
(3)	These stock options vest and become exercisable in two equal installments on December 20, 2019 and 2020.
(4)	These stock options vest and become exercisable on December 13, 2019.

The 2006 Plan and the 2016 Plan, which we refer to as the “Plans,” each contain provisions that could lead to an accelerated vesting of options or other awards. In the event of certain change-in-control transactions described in the Plans, (i) outstanding options or other awards may be assumed, converted or replaced; (ii) the successor corporation may substitute equivalent options or other awards or provide substantially similar consideration to Plan participants as were provided to stockholders (after taking into account the existing provisions of the options or other awards); or (iii) the successor corporation may replace options or awards with substantially similar shares or other property.

In the event the successor corporation (if any) refuses to assume or substitute options or other awards as described (i) the vesting of any or all options or awards granted pursuant to the Plans will accelerate upon the change-in-control transaction, and (ii) any or all options granted pursuant to the Plans will become exercisable in full prior to the consummation of the change-in-control transaction at such time and on such conditions as the Compensation Committee determines. If the options are not exercised prior to the consummation of the change-in-control transaction, they shall terminate at such time as determined by the Compensation Committee. Subject to any greater rights granted to Plan participants under the Plans, in the event of the occurrence of a change-in-control transaction any outstanding options or other awards will be treated as provided in the applicable agreement or plan of merger, consolidation, dissolution, liquidation, or sale of assets.

If the Company had experienced a change-in-control event as described in the Plans on December 31, 2018, the value of accelerated options for each Named Executive Officer, based on the difference between the closing price of our common stock on the OTC Market on December 31, 2018, and, if lower, the exercise price per share of each option for which vesting would be accelerated for each Named Executive Officer, would be $-0-.

Director Compensation

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ending December 31, 2018 by each individual who served as a director at any time during the fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	(2)(3) Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randal D. Chase	25,425		5,760				31,185
David A. Dodd (1)	26,675	-	1,980	-	-	-	28,655
Dean G. Kollintzas	22,300	-	5,400	-	-	-	27,700
Robert T. McNally (1)	4,500	-	4,140	-	-	-	8,640
Harriet L. Robinson (1)	-	-	-	-	-	-	-
John N. Spencer, Jr.	34,150	-	6,210	-	-	-	40,360

(1)

On September 1, 2018, Mr. Dodd became our President and CEO, effective with Dr. McNally’s retirement. Both Mr. Dodd and Dr. McNally also served as members of our Board of Directors for the full year of 2018. As discussed below under “Director Compensation Plan” directors who are employees of the Company receive no compensation for their service as directors. The compensation reported in this table for each of Mr. Dodd and Dr. McNally therefore reflects only that compensation related to their service as directors; their compensation for service as President and CEO (prior to September 1, 2018 with respect to Dr. McNally, and after September 1, 2018 with respect to Mr. Dodd) is shown in the “Summary Compensation” table above. Dr. Robinson was an employee of the Company during the entirety of 2018 and received no compensation for her service as a director.

(2)

Amounts shown in the “Option Awards” column represent the aggregate grant date fair value of awards computed for financial reporting purposes. For a discussion of the various assumptions made and methods used for determining such amounts, see footnotes 2 and 9 to our consolidated financial statements for the year ended December 31, 2018. On December 17, 2018, options to purchase shares of our common stock were granted to members of our Board of Directors as follows: Mr. Chase, 320,000 shares; Mr. Dodd, 110,000 shares; Mr. Kollintzas, 300,000 shares; Dr. McNally, 230,000 shares; and Mr. Spencer, 345,000 shares. All of such options have an exercise price of $0.0266 per share and vest over a three-year period from the date of grant.

(3)	The table below shows the aggregate numbers of option awards outstanding for each non-employee director as of December 31, 2018.

Name	Aggregate Option Awards Outstanding as of December 31, 2018 (#)
Randal D. Chase	683,100
Dean G. Kollintzas	699,275
Robert T. McNally	2,077,500	*
John N. Spencer, Jr.	858,500
* Outstanding options awards held by Dr. McNally include options as to 1,847,500 shares for prior service as President and CEO and options as to 230,000 shares for service as a director.

Director Compensation Plan. In March 2007, the Board of Directors approved a recommendation from the Compensation Committee for director compensation, which we refer to as the “Director Compensation Plan.” It was subsequently amended in March 2008, December 2009, and in December 2010. The Director Compensation Plan applies only to non-employee directors. Directors who are employees of the Company receive no compensation for their service as directors or as members of committees.

Cash Fees – For 2018, each non-employee director earned an annual retainer (paid quarterly) of $5,000 for service as a member of the Audit Committee and $3,300 for service as a member of the Compensation Committee or the Nominating and Corporate Governance Committee. The Chairman of the Audit Committee earned an annual retainer of $9,000, and the Chairman of each of the Compensation Committee and the Nominating and Corporate Governance Committee earned an annual retainer of $6,000. These retainers were also paid quarterly. Non-employee directors also earned fees for each Board of Directors or Committee meeting attended as follows: $3,000 for in person Board of Directors meetings ($1,500 for telephonic meetings), $1,000 for in person Committee meeting chaired ($750 for telephonic meetings), and $500 for in person Committee meeting attended as a non-chair member ($400 for telephonic meetings). Until his employment as our President and CEO effective September 1, 2018, Mr. Dodd served as our non-employee Chairman of the Board, earning an annual retainer of $30,000 (paid quarterly) and with no additional fees for Board meetings attended, but did earn additional fees for committees on which he served. Subsequent to his employment as our President and CEO, Mr. Dodd is continuing to serve as our Board Chairman, but as an employee he is not entitled to receive additional compensation for his service as a member of the Board.

During 2016, to help conserve the Company’s cash resources, each of our non-employee directors agreed to defer receipt of a portion (at varying levels) of their respective cash fees earned; in January 2017 and continuing through 2018 such deferrals were 100% for all non-employee directors. As of December 31, 2018, the accumulated deferrals were $61,200 for Mr. Chase, $102,675 for Mr. Dodd, $44,419 for Mr. Kollintzas, $4,500 for Dr. McNally, and $82,875 for Mr. Spencer.

Stock Option Grants – Each of our current non-employee directors received a grant of options to purchase 26,400 shares of common stock on the date that such non-employee director was first elected or appointed. We currently do not have a formula for determining annual stock option grants to directors (upon their re-election to the Board of Directors, or otherwise). Such option grants are currently determined by the Board of Directors, upon recommendation by the Compensation Committee based on the Compensation Committee’s annual deliberations and review of the director compensation structure of similar companies. At its meeting in December 2018, upon a recommendation of the Compensation Committee, the Board of Directors approved an annual stock option grant of 220,000 shares to each of its non-employee members for ongoing service as members of the Board of Directors. The Board of Directors also approved supplemental stock option grants to each member based on a factor that considered each member’s respective cash fee deferral. Such supplemental stock option grants were 100,000 shares for Mr. Chase, 110,000 shares for Mr. Dodd, 80,000 shares for Mr. Kollintzas, 10,000 for Dr. McNally, and 125,000 shares for Mr. Spencer.

Expense Reimbursement – All directors are reimbursed for expenses incurred in connection with attending meetings of the Board of Directors and committees.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 10 2019 by (i) each director; (ii) each of the executive officers to be named in the summary compensation table in our Form 10-K and annual meeting proxy; (iii) all executive officers and directors as a group; and (iv) each additional person who is known by us to beneficially own more than 5% of our Common Stock. Except as otherwise indicated in footnotes to this table or, where applicable, to the extent authority is shared by spouses under community property laws, to our knowledge, the holders listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

	Common Stock
	Amount and Nature
	of Beneficial	Percent
Name of Beneficial Owner (1)	Ownership	of Class (2)

Directors and Executive Officers:
Randal Chase (3)	234,199	*
David A. Dodd (4)	3,519,325	1.3%
Farshad Guirakhoo (5)	323,332	*
Dean G. Kollintzas (6)	274,441	*
Robert T. McNally (7)	815,538	*
Mark W. Reynolds (8)	729,333	*
Harriet L. Robinson (9)	1,728,526	*
John N. Spencer, Jr. (10)	358,958	*
All executive officers and directors as a group (8 persons) (11)	7,983,652	2.8%
5% Stockholders:
Sabby Healthcare Master Fund, Ltd (12)	29,460,000	9.99%
Sabby Volatility Warrant Master Fund, Ltd (13)	29,460,000	9.99%
* Less than 1%
(1)	Except as otherwise indicated, the business address of each director and executive officer listed is c/o GeoVax Labs, Inc., 1900 Lake Park Drive, Suite 380, Smyrna, Georgia 30080.
(2)

This table is based upon information supplied by officers and directors, and with respect to principal stockholders, Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 278,043,476 shares of Common Stock outstanding as of April 10, 2019. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of April 10, 2019, as well as shares of preferred stock which may be converted (subject to specified limits) at any time at the option of the holder, are deemed outstanding.

(3)	Includes options to purchase 194,199 shares of Common Stock exercisable within 60 days of April 10, 2019.
(4)	Includes options to purchase 3,391,600 shares of Common Stock exercisable within 60 days of April 10, 2019.
(5)	Includes options to purchase 323,332 shares of Common Stock exercisable within 60 days of April 10, 2019.
(6)	Includes options to purchase 259,516 shares of Common Stock exercisable within 60 days of April 10, 2019.
(7)	Includes options to purchase 773,333 shares of Common Stock exercisable within 60 days of April 10, 2019.
(8)	Includes options to purchase 663,333 shares of Common Stock exercisable within 60 days of April 10, 2019.
(9)	Includes options to purchase 554,800 shares of Common Stock exercisable within 60 days of April 10, 2019.
(10)

Includes options to purchase 312,333 shares of Common Stock exercisable within 60 days of April 10, 2019. Mr. Spencer shares voting and investment power with his spouse with respect to 46,625 shares which are owned jointly by them.

(11)

Includes options to purchase 6,472,446 shares of Common Stock exercisable within 60 days of April 10, 2019. Unless otherwise noted, none of our Directors or Executive Officers have pledged any of their beneficially-owned shares as security for any obligation.

(12)

The address for this stockholder is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. Includes 6,299,997 shares of Common Stock, a minimum of 102,771,400 shares of Common Stock issuable upon conversion of one or more series of our outstanding Preferred Stock, and 28,584,906 shares of Common Stock underlying stock purchase warrants exercisable within 60 days of April 10, 2019. The Preferred Stock contain conversion limitations providing that a holder thereof may not convert to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 9.99% (the “Maximum Percentage”) of the outstanding shares of Common Stock immediately after giving effect to such conversion. To the extent the above limitation applies, the determination of whether a share of preferred stock shall be convertible (vis-à-vis other convertible, exercisable or exchangeable securities owned by the holder) shall, subject to such Maximum Percentage limitation, be determined on the basis of the first submission to the Company for conversion. If no conversion limitations were applicable, as of April 10, 2019, this shareholder would beneficially own a minimum of 137,656,303 shares of our Common Stock. Sabby Management, LLC shares voting and investment power with respect to these shares on behalf of this stockholder.  As manager of Sabby Management, LLC, Hal Mintz also shares voting and investment power on behalf of this stockholder.  Each of Sabby Management, LLC and Hal Mintz disclaim beneficial ownership over the securities listed except to the extent of their pecuniary interest therein.  Except as described above, none of the holders has had, within the past three years, any position, office or other material relationship with the Company or any of our predecessors or affiliates.

(13)

The address for this stockholder is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. Includes 6,300,172 shares of Common Stock, a minimum of 102,771,667 shares of Common Stock issuable upon conversion of one or more series of our outstanding preferred stock, and 28,584,906 shares of Common Stock underlying stock purchase warrants exercisable within 60 days of April 10, 2019. The Preferred Stock contain conversion limitations providing that a holder thereof may not convert to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 9.99% (the “Maximum Percentage”) of the outstanding shares of Common Stock immediately after giving effect to such conversion. To the extent the above limitation applies, the determination of whether a share of preferred stock shall be convertible (vis-à-vis other convertible, exercisable or exchangeable securities owned by the holder) shall, subject to such Maximum Percentage limitation, be determined on the basis of the first submission to the Company for conversion. If no conversion limitations were applicable, as of April 10, 2019, this shareholder would beneficially own a minimum of 137,656,745 shares of our Common Stock. Sabby Management, LLC shares voting and investment power with respect to these shares on behalf of this stockholder.  As manager of Sabby Management, LLC, Hal Mintz also shares voting and investment power on behalf of this stockholder.  Each of Sabby Management, LLC and Hal Mintz disclaim beneficial ownership over the securities listed except to the extent of their pecuniary interest therein.  Except as described above, none of the holders has had, within the past three years, any position, office or other material relationship with the Company or any of our predecessors or affiliates.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2018 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by stockholders	3,720,000	$0.31	-0-
Equity compensation plans not approved by stockholders	10,999,275	$0.04	5,000,725
Total	14,719,275	$0.11	5,000,725

A description of our equity compensation plans can be found in footnote 8 to our 2018 consolidated financial statements.

Item 13.     Certain Relationships and Related Party Transactions, and Director Independence

Transactions with Related Parties

Other than compensation arrangements for our Named Executive Officers and directors, we describe below each transaction since January 1, 2018, to which we were a party or will be a party, in which the amount exceeds $120,000 (or, if less, 1% of the average of our total assets amount at December 31, 2018 and 2017) and in which any related party had or will have a direct or indirect material interest. In the context of these disclosures, the term “related party” includes any party known by us to be a beneficial holder of more than 5% of our common stock. Compensation arrangements for our named executive officers and directors are described above under “Executive Compensation.”

Series E Convertible Preferred Stock and Series G Warrants

On March 5, 2018, we entered into a Securities Purchase Agreement (the “2018 Securities Purchase Agreement”) with Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (collectively, the “Purchasers”), each of which beneficially owns more than 5% of our Common Stock, providing for the issuance and sale to the Purchasers of an aggregate of 600 shares of our Series E Convertible Preferred Stock (the “Series E Preferred Shares”) for gross proceeds to the Company of $600,000. On September 5, 2018, the Company and the Purchasers agreed that the Company would issue the Purchasers an additional 600 Series E Preferred Shares for gross proceeds of $600,000. See footnotes (12) and (13) to the security ownership table at Item 12 for additional information regarding the Purchasers.

The Series E Preferred Shares do not have voting rights except as required by law and are not entitled to a dividend. When issued, the Series E Conversion Shares (as defined below) will have the voting rights afforded to all shares of Common Stock. The Series E Preferred Shares have a liquidation preference equal to the initial purchase price. The Series E Preferred Shares may be converted at any time at the option of the Purchasers into shares of our Common Stock (the “Series E Conversion Shares”) at a conversion price (initially $0.08 per share) as defined by the Certificate of Designation which authorized the Series E Convertible Preferred Stock (the “Series E Conversion Price”). The Certificate of Designation contains price adjustment provisions, which may, under certain circumstances, reduce the Series E Conversion Price on several future dates according to a formula based on the then-current market price for our common stock. Effective with the second issuance of Series E Preferred Shares to the Purchasers on September 5, 2018, the Series E Conversion Price was reduced to $0.02544 per share.

Pursuant to the 2018 Securities Purchase Agreement, on September 5, 2018 the Purchasers were also issued Series G Common Stock Purchase Warrants (the “Series G Warrants”), to purchase an aggregate of up to 47,169,812 shares of our Common Stock.  The Series G Warrants have an exercise price of $0.02544 per share, are exercisable once they have been outstanding for six months and have a term equal to 3 years from the date of issuance. The Series G Warrants contain anti-dilution and price adjustment provisions, which may, under certain circumstances reduce the exercise price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the exercise price of the Series G Warrants, or if we announce plans to do so.

Term Promissory Notes and Series H Warrants

On December 27, 2018, we entered into an agreement with the Purchasers pursuant to which we issued two Term Promissory Notes (“Notes”) and Series H Common Stock Purchase Warrants (“Series H Warrants”) to the Purchasers in exchange for aggregate gross proceeds of $250,000. The non-interest-bearing Notes were initially due on January 22, 2019 but were subsequently extended and then cancelled pursuant to our issuance of Series F and Series G Convertible Preferred Stock as described below.

The Series H Warrants are for the purchase of up to 10,000,000 shares of our Common Stock in the aggregate and have an exercise price of $0.025 per share. The Series H Warrants are exercisable once they have been outstanding for six months and have a term equal to three years from the date of issuance. The Series H Warrants contain anti-dilution and price adjustment provisions, which may, under certain circumstances reduce the exercise price to match if we take specified actions which involve share prices for our common stock or common stock equivalents at a price lower than the exercise price of the Series H Warrants, or if the Company effects certain changes to its outstanding capital stock.

Series F Convertible Preferred Stock

On February 18, 2019, we entered into Exchange Agreements (the “Exchange Agreements”) with the Purchasers pursuant to which the Purchasers exchanged an aggregate of 1,563.146 shares of our Series C Convertible Preferred Stock (“Series C Preferred Shares”), and 1,200 shares of our Series E Preferred Shares held by them for an aggregate of 2,763.146 shares (the “Exchange Shares”) of our Series F Convertible Preferred Stock (“Series F Preferred Shares” and such transaction, the “Exchange”). Upon consummation of the Exchange, the shares of Series C Preferred Shares and Series E Preferred Shares subject to the Exchange were cancelled and no Series C Preferred Shares or Series E Preferred Shares remain outstanding. The Exchange Agreements also extended the maturity date of the Notes, dated December 27, 2018, made by the Company in favor of the Purchasers to June 22, 2019.

The Series F Preferred Shares do not have voting rights except as required by law and are not entitled to a dividend. When issued, the Series F Conversion Shares (as defined below) will have the voting rights afforded to all shares of Common Stock. The Series F Preferred Shares have a liquidation preference equal to the initial purchase price. The Series F Preferred Shares may be converted at any time at the option of the Purchasers into that number of shares of Common Stock (subject to certain limitations set forth in the Certificate of Designation) (the “Series F Conversion Shares”) determined by dividing the stated value of the Series F Preferred Shares by the conversion price, which is equal to the lesser of (i) $0.015 per share and (ii) 90% of the volume weighted average price of the Common Stock immediately preceding the delivery of a notice of conversion. If the Series F Conversion Shares are not delivered within two trading days of the conversion date selected by the holder of Series F Preferred Shares, such holder shall be entitled to liquidated damages and to rescind the conversion. The Certificate of Designation contains price adjustment provisions, which may, under certain circumstances reduce the conversion price on several future dates according to a formula based on the then-current market price for the Common Stock. No holder of Series F Preferred Shares may convert the Series F Preferred Shares if such conversion would cause such holder’s beneficial ownership of Common Stock to exceed 9.99%. On February 18, 2019, the Purchasers converted 180 Series F Preferred Shares into an aggregate of 20,000,000 shares of our Common Stock.

In the event the Company undertakes, or enters into any agreement to undertake, an offering of the Company’s common stock, par value $0.001 per share (“Common Stock”), or Common Stock equivalents which is not an underwritten offering for cash registered under the Securities Act of 1933, as amended (the “Securities Act”), each Purchaser may elect, in its sole discretion, to exchange all or some of the Exchange Shares then held by the Purchaser for any securities or units (including common stock purchase warrants, if any) issued in such subsequent financing on a $1.00 of stated value of preferred stock for each $1.00 of new subscription amount based on the aggregate stated value of the outstanding Series F Preferred Shares exchanged, along with any accrued but unpaid dividends, liquidated damages, and other amounts owing thereon.

Series G Convertible Preferred Stock and Series I Warrants

On February 25, 2019, we entered into a Securities Purchase Agreement (the “2019 Securities Purchase Agreement”) with the Purchasers providing for the issuance and sale to the Purchasers of an aggregate of up to 1,000 shares of our Series G Convertible Preferred Stock (the “Series G Preferred Shares”) and related warrants for gross proceeds of up to $1.0 million, to be funded at up to three different closings. Upon the first closing on February 25, 2019, we issued 500 Series G Preferred Shares and related warrants in exchange for the payment by the Purchasers of $250,000 in the aggregate, plus the cancellation by them of Notes due to them from the Company in the aggregate amount of $250,000. Within 50 to 60 days after the first closing, the Company may exercise the right to sell the Purchasers an aggregate of up to $250,000 of Series G Preferred Shares and related warrants at the second closing. Within 110 to120 days after the first closing, the Company may exercise the right to sell the Purchasers an aggregate of up to $250,000 of Series G Preferred Shares and related warrants at the third closing.

The Series G Preferred Shares do not have voting rights except as required by law and are not entitled to a dividend. When issued, the Series G Conversion Shares (as defined below) will have the voting rights afforded to all shares of Common Stock. The Series G Preferred Shares have a liquidation preference equal to the initial purchase price. The Series G Preferred Shares may be converted at any time at the option of the Purchasers into that number of shares of Common Stock (subject to certain limitations set forth in the Certificate of Designation) (the “Series G Conversion Shares”) determined by dividing the stated value of the Series G Preferred Shares by the conversion price, which is equal to the lesser of (i) $0.015 per share and (ii) 90% of the volume weighted average price of the Common Stock immediately preceding the delivery of a notice of conversion. If the Series G Conversion Shares are not delivered within two trading days of the conversion date selected by the holder of Series G Preferred Shares, such holder shall be entitled to liquidated damages and to rescind the conversion. The Certificate of Designation contains price adjustment provisions, which may, under certain circumstances reduce the conversion price on several future dates according to a formula based on the then-current market price for the Common Stock. No holder of Series G Preferred Shares may convert the Series G Preferred Shares if such conversion would cause such holder’s beneficial ownership of Common Stock to exceed 9.99%.

Pursuant to the 2019 Securities Purchase Agreement, in the first closing each Purchaser was issued a Series I Common Stock Purchase Warrant (“Series I Warrants”), to purchase up to a number of shares of the Company’s Common Stock equal to 100% of the Series G Conversion Shares underlying the Series G Preferred Shares issued to such Purchaser for cash at the first closing, representing aggregate rights to acquire up to 16,666,666 shares of Common Stock. We refer to the Common Stock issuable upon exercise of the Warrants as the “Warrant Shares”.  At the second and third closings, assuming the sale of all of the Series G Preferred Shares that may be sold at those times, the Purchasers will receive aggregate additional Series I Warrants to purchase up to 33,333,332 Warrant Shares. The Series I Warrants have an exercise price of $0.015 per share, are exercisable six months from the issuance date, and have a term of exercise equal to five years from the date they first become exercisable.   The Series I Warrants contain anti-dilution and price adjustment provisions, which may, under certain circumstances, reduce the exercise price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the exercise price of the Series I Warrants, or if we announce plans to do so. The number of shares subject to Series I Warrants will also increase so that the aggregate exercise price remains the same for each Series I Warrant.

Director Independence

The Board of Directors has determined that Messrs. Chase, Kollintzas, and Spencer are the members of our Board of Directors who are “independent,” as that term is defined by Section 301(3)(B) of the Sarbanes-Oxley Act of 2002. The Board of Directors has also determined that these individuals meet the definition of “independent director” set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules and that Mr. Spencer is the qualified “financial expert” on the Audit Committee. As independent directors, Messrs. Chase, Kollintzas and Spencer serve as the members of our Audit Committee, our Compensation Committee, and our Nominating and Governance Committee.

Item 14.     Principal Accounting Fees and Services

The Audit Committee has appointed the firm of Porter Keadle Moore LLC (“PKM”) to serve as the independent registered public accounting firm of GeoVax Labs, Inc. for the fiscal year ending December 31, 2019. PKM has served as the independent registered public accounting firm of the Company since 2005.

The aggregate fees billed for the services rendered to us by PKM for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Audit Fees (1)	$103,500	$108,300
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$103,500	$108,300

(1)

Audit Fees for 2018 and 2017 consisted principally of fees for professional services in connection with the audits of our consolidated financial statements, review of our Annual Report on Form 10-K, review of our interim financial statements and Quarterly Reports on Form 10-Q, and review of SEC registration statements.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided by our independent auditors (the “Policy”) prior to the engagement of the independent auditors with respect to such services. Under the Policy, proposed services may be pre-approved on a periodic basis or individual engagements may be separately approved by the Audit Committee prior to the services being performed. In each case, the Audit Committee considers whether the provision of such services would impair the independent auditor’s independence. All services provided by our independent auditors in fiscal 2017 and 2018 were pre-approved by the Audit Committee.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements. No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

(2)	Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

(3)	Exhibits. The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment is provided below.

Exhibit Number	Description
31.3	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.4	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.

BY: /s/ David A. Dodd David A. Dodd President and Chief Executive Officer (Principal Executive Officer)

Date: April 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ David A. Dodd	Director	April 12, 2019
David A. Dodd	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	April 12, 2019
Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ Randal D. Chase	Director	April 12, 2019
Randal D. Chase

/s/ David A. Dodd	Director	April 12, 2019
David A. Dodd

/s/ Dean G. Kollintzas	Director	April 12, 2019
Dean G. Kollintzas

/s/ Robert T. McNally	Director	April 12, 2019
Robert T. McNally

/s/ Harriet L. Robinson	Director	April 12, 2019
Harriet L. Robinson

/s/ John N. Spencer, Jr.	Director	April 12, 2019
John N. Spencer, Jr