Form 10-Q
period 2019-03-31
GeoVax Labs, Inc.
filed 2019-05-13
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Emerging growth company	☐
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	GOVX	OTCQB

As of May 13, 2019, 610,089 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	1
	Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2019 and 2018 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three-month periods ended March 31, 2019 and 2018 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2019 and 2018 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4	Mine Safety Disclosures	16

Item 5	Other Information	16

Item 6	Exhibits	16

SIGNATURES		17

EXHIBIT INDEX		18

Part I -- FINANCIAL INFORMATION

Item 1	Financial Statements
GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175,985	$259,701
Grant funds and other receivables	160,277	121,814
Prepaid expenses and other current assets	111,647	238,189
Total current assets	447,909	619,704
Property and equipment, net (Note 5)	13,725	11,350
Deposits	11,010	11,010

Total assets	$472,644	$642,064

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$253,166	$125,859
Accrued expenses (Note 6)	1,378,710	1,238,552
Current portion of notes payable (Note 7)	12,500	260,420
Total current liabilities	1,644,376	1,624,831
Note payable, net of current portion (Note 7)	35,417	39,580
Total liabilities	1,679,793	1,664,411

Commitments (Note 8)

Stockholders’ equity (deficiency):
Preferred stock, $.01 par value:
Authorized shares – 10,000,000
Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at March 31, 2019 and December 31, 2018	76,095	76,095
Series C convertible preferred stock, $1,000 stated value; -0- and 2,150 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	705,238
Series E convertible preferred stock, $1,000 stated value; -0- and 1,200 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	1,190,000
Series F convertible preferred stock, $1,000 stated value; 2,583 and -0- shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,591,763	-
Series G convertible preferred stock, $1,000 stated value; 500 and -0- shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	404,250	-
Common stock, $.001 par value:
Authorized shares – 600,000,000
Issued and outstanding shares – 556,489 and 437,807 at March 31, 2019 and December 31, 2018, respectively	556	438
Additional paid-in capital	37,898,525	37,482,766
Accumulated deficit	(41,178,338)	(40,476,884)
Total stockholders’ equity (deficiency)	(1,207,149)	(1,022,347)

Total liabilities and stockholders’ equity (deficiency)	$472,644	$642,064

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Grant and collaboration revenues	$364,232	$221,299

Operating expenses:
Research and development	555,718	486,994
General and administrative	510,064	357,228
Total operating expenses	1,065,782	844,222

Loss from operations	(701,550)	(622,923)

Other income (expense):
Interest income	1,224	1,318
Interest expense	(1,128)	(208)
Total other income (expense)	96	1,110

Net loss	$(701,454)	$(621,813)

Basic and diluted:
Net loss per common share	$(1.43)	$(2.50)
Weighted average shares outstanding	491,707	248,340

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	100	$76,095	2,570	$842,990	1,000	$980,000	-	$-
Sale of convertible preferred stock for cash	-	-	-	-	-	-	600	590,000
Conversion of preferred stock to common stock	-	-	-	-	(450)	(441,000)	-	-
Balance at March 31, 2018	100	$76,095	2,570	$842,990	550	$539,000	600	$590,000

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at December 31, 2017	213,474	$213	$35,696,435	$(37,916,790)	$(321,057)
Sale of convertible preferred stock for cash	-	-	-	-	590,000
Issuance of common stock for services	10,000	10	199,990	-	200,000
Conversion of preferred stock to common stock	60,000	60	440,940	-	-
Stock-based compensation expense	-	-	23,978	-	23,978
Net loss for the three months ended March 31, 2018	-	-	-	(621,813)	(621,813)
Balance at March 31, 2018	283,474	$283	$36,361,343	$(36,538,603)	$(128,892)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series E Convertible Preferred Stock		Series F Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	100	$76,095	2,150	$705,238	1,200	$1,190,000	-	$-
Conversion of preferred stock to common stock	-	-	(587)	(192,557)	-	-	(180)	(110,918)
Exchange of preferred stock	-	-	(1,563)	(512,681)	(1,200)	(1,190,000)	2,763	1,702,681
Balance at March 31, 2019	100	$76,095	-	$-	-	$-	2,583	$1,591,763

	Series G Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at December 31, 2018	-	$-	437,807	$438	$37,482,766	$(40,476,884)	$(1,022,347)
Sale of convertible preferred stock for cash and cancellation of note payable	500	404,250	-	-	85,750	-	490,000
Conversion of preferred stock to common stock	-	-	118,280	118	303,357	-	-
Fractional shares issuable upon reverse stock split	-	-	402	-	-	-	-
Stock-based compensation expense	-	-	-	-	26,652	-	26,652
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(701,454)	(701,454)
Balance at March 31, 2019	500	$404,250	556,489	$556	$37,898,525	$(41,178,338)	$(1,207,149)

See accompanying notes to consolidated

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(701,454)	$(621,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,897	4,980
Stock-based compensation expense	153,224	52,549
Changes in assets and liabilities:
Grant funds and other receivables	(38,463)	54,758
Prepaid expenses and other current assets	(30)	20,848
Accounts payable and accrued expenses	267,465	107,105
Total adjustments	384,093	240,240
Net cash used in operating activities	(317,361)	(381,573)

Cash flows from investing activities:
Purchase of property and equipment	(4,272)	-
Net cash used in investing activities	(4,272)	-

Cash flows from financing activities:
Net proceeds from sale of preferred stock	240,000	590,000
Proceeds from issuance of note payable	-	50,000
Principal repayment of note payable	(2,083)	-
Net cash provided by financing activities	237,917	640,000

Net increase (decrease) in cash and cash equivalents	(83,716)	258,427
Cash and cash equivalents at beginning of period	259,701	312,727

Cash and cash equivalents at end of period	$175,985	$571,154

Supplemental disclosure of non-cash financing activities:

During the three months ended March 31, 2019, 1,563 shares of Series C Convertible Preferred Stock and 1,200 shares of Series E Convertible Preferred Stock were exchanged for 2,763 shares of Series F Convertible Preferred Stock, 250 shares of Series G Convertible Preferred Stock were issued in exchange for cancellation of $250,000 of term notes payable, 587 shares of Series C Convertible Preferred Stock were converted into 78,280 shares of common stock, and 180 shares of Series F Convertible Preferred Stock were converted into 40,000 shares of common stock. During the three months ended March 31, 2018, 450 shares of Series D Convertible Preferred Stock were converted into 60,000 shares of common stock.

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

1.     Description of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a clinical-stage biotechnology company developing human vaccines and immunotherapies against infectious diseases and cancers using a novel patented Modified Vaccinia Ankara Virus-Like Particle (MVA-VLP) vaccine platform. In this platform, MVA, a large virus capable of carrying several vaccine antigens, expresses proteins that assemble into highly effective VLP immunogens in the person being vaccinated. The MVA-VLP virus replicates to high titers in approved avian cells for manufacturing but cannot productively replicate in mammalian cells. Therefore, the GeoVax MVA-VLP derived vaccines elicit durable immune responses in the host similar to a live attenuated virus, while providing the safety characteristics of a replication-defective vector.

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

2.     Basis of Presentation

The accompanying condensed consolidated financial statements at March 31, 2019 and for the three-month periods ended March 31, 2019 and 2018 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

As described in Note 12, effective April 30, 2019, we enacted a one-for-five hundred reverse stock split of our common stock. The accompanying financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock split.

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

We believe that our existing cash resources, government funding commitments, and equity funding commitments discussed in Note 9 will be sufficient to continue our planned operations into the third quarter of 2019. Due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that date. We are currently exploring sources of capital through additional government grants and corporate collaborations. We also intend to secure additional funds through sales of our equity securities or by other means. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we will be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

3.     Significant Accounting Policies and Recent Accounting Pronouncements

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 those accounting policies that we consider significant in determining our results of operations and financial position. Other than as described below, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to classify leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to prior guidance for operating leases. We adopted ASU 2016-02 effective January 1, 2019; such adoption had no material impact on our financial statements, given that the noncancelable term of our current lease is less than 12 months (see Note 8).

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2019, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we expect to have a material impact on our financial statements.

4.     Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled approximately 589,000 and 446,000 shares at March 31, 2019 and 2018, respectively.

5.     Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Laboratory equipment	$534,578	$530,306
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	678,868	674,596
Accumulated depreciation and amortization	(665,143)	(663,246)
Property and equipment, net	$13,725	$11,350

6.     Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Accrued management salaries	$1,026,467	$924,509
Accrued directors’ fees	333,870	295,670
Other accrued expenses	18,373	18,373
Total accrued expenses	$1,378,710	$1,238,552

7.     Notes Payable

On February 28, 2018, we entered into a Senior Note Purchase Agreement with Georgia Research Alliance, Inc. (GRA) pursuant to which we issued a five-year Senior Promissory Note (the “GRA Note”) to GRA in exchange for $50,000. The GRA Note bears an annual interest rate of 5%, payable monthly, with principal repayments beginning in the second year. Principal repayments are expected to be $8,333 for the remainder of 2019, $12,500 in 2020, 2021 and 2022, and $2,083 in 2023. In connection with the GRA Note, we also issued to GRA a five-year warrant to purchase 358 shares of our common stock. Interest expense related to the GRA Note for the three-month periods ended March 31, 2019 and 2018 was $621 and $208, respectively.

On December 27, 2018, we issued short-term non-interest-bearing Term Promissory Notes (the “Term Notes”) to two current investors in exchange for an aggregate of $250,000. In connection with the Term Notes, we also issued to the investors three-year warrants to purchase an aggregate of 20,000 shares of our common stock. In February 2019, the Term Notes were cancelled in exchange for shares of our convertible preferred stock (see Note 9).

8.     Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2019, with annual extension options through December 31, 2022. Rent expense for the for the three-month periods ended March 31, 2019 and 2018 was $40,316 and $39,136, respectively. Future minimum lease payments total $120,949 for the remainder of 2019. Our current intention is to exercise our option to extend the lease at least for the subsequent one-year renewal period, subject to our landlord’s right to cancel the extension period 90 days prior to its commencement.

Other Commitments

In the normal course of business, we enter into various firm purchase commitments related to production and testing of our vaccine, conduct of research studies, and other activities. As of March 31, 2019, there are approximately $487,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2019. We expect this entire amount to be reimbursable to us pursuant to existing government grants.

9.     Stockholders’ Equity

Series B Preferred Stock

As of March 31, 2019, there are 100 shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”) outstanding. The Series B Preferred Stock may be converted at any time at the option of the holder into shares of our common stock at a conversion price of $175 per share. During the three months ended March 31, 2019, there were no conversions or other transactions involving our Series B Preferred Stock.

Series F Preferred Stock

On February 18, 2019, we entered into Exchange Agreements (the “Exchange Agreements”) with holders of our Series C and Series E Convertible Preferred Stock, pursuant to which the holders exchanged all shares of Series C and Series E Preferred Stock held by them for an aggregate of 2,763 shares of Series F Convertible Preferred Stock (“Series F Preferred Stock”). Each share of Series F Preferred Stock is entitled to a liquidation preference equal to its $1,000 stated value, has no voting rights, and is not entitled to a dividend. The Series F Preferred Stock is convertible at any time at the option of the holders into shares of our common stock, at a conversion price equal to the lesser of (i) $7.50 per share and (ii) 90% of the volume weighted average price of the common stock immediately preceding the delivery of a notice of conversion. The Series F Preferred Stock contains price adjustment provisions, which may, under certain circumstances reduce the conversion price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the then conversion price of the Series F Preferred Stock.

During January and February 2019 (prior to the exchange discussed above), the holders converted 587 shares of Series C Preferred Stock into 78,280 shares of our common stock. During March 2019 (subsequent to the exchange), the holders converted 180 shares of Series F Preferred Stock into 40,000 shares of our common stock. As of March 31, 2019, there are no shares of our Series C or Series E Preferred Stock outstanding, and 2,583 shares of our Series F Preferred Stock outstanding.

Series G Preferred Stock

On February 25, 2019, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the purchasers identified therein (the “Purchasers”) providing for sale to the Purchasers of an aggregate of up to 1,000 shares of our Series G Convertible Preferred Stock (“Series G Preferred Stock”) and related warrants for gross proceeds of up to $1.0 million, to be funded at up to three different closings. Each share of Series G Preferred Stock is entitled to a liquidation preference equal to its $1,000 stated value, has no voting rights, and is not entitled to a dividend. The Series G Preferred Stock is convertible at any time at the option of the holders into shares of our common stock, at a conversion price equal to the lesser of (i) $7.50 per share and (ii) 90% of the volume weighted average price of the common stock immediately preceding the delivery of a notice of conversion. The Series G Preferred Stock contains price adjustment provisions, which may, under certain circumstances reduce the conversion price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the then conversion price of the Series G Preferred Stock.

At the first closing, which occurred on February 26, 2019, we issued 500 shares of Series G Preferred Stock in exchange for the payment by the Purchasers of $250,000 in the aggregate, plus the cancellation of Term Notes held by the Purchasers (see Note 7) in the amount of $250,000. At the first closing we also issued the Purchasers Series I Warrants to purchase an aggregate of 33,334 shares of our common stock. The warrants have an exercise price of $7.50 per share, are exercisable six months from the issuance date, and have a term of exercise equal to five years from the date they first become exercisable. The warrants contain anti-dilution and price adjustment provisions, which may, under certain circumstances reduce the exercise price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the then exercise price of the warrants; in the event of such adjustment, the number of shares subject to the warrants will also increase so that the aggregate exercise price remains the same for each warrant.

Within 50 to 60 days after the first closing, we may exercise the right to sell the Purchasers an aggregate of up to $250,000 of Series G Preferred Stock and related warrants at the second closing. Within 110 to120 days after the first closing, we may exercise the right to sell the Purchasers an aggregate of up to $250,000 of Series G Preferred Stock and related warrants at the third closing. At the second and third closings, assuming the sale of all of the Series G Preferred Stock that may be sold at those times, the Purchasers will receive aggregate additional Series I Warrants to purchase up to 66,668 shares of our common stock.

During the three months ended March 31, 2019, there were no conversions or other transactions involving our Series G Preferred Stock.

Common Stock Transactions

As discussed above, during the three months ended March 31, 2019, we issued 118,280 shares of our common stock pursuant to conversions our Series C and Series F Preferred Stock.

Stock Options

During the three months ended March 31, 2019, there were no transactions involving our stock option plans. As of March 31, 2019, there are 29,441 stock options outstanding ($53.19/share weighted-average exercise price), 13,585 of which are exercisable ($93.92/share weighted-average exercise price).

Stock Purchase Warrants

During the three months ended March 31, 2019, we issued 33,334 stock purchase warrants in connection with the sale of our Series G Preferred Stock as discussed above. As of March 31, 2019, there are 148,032 stock purchase warrants outstanding ($11.54/share weighted-average exercise price), 94,698 of which are exercisable ($12.75/share weighted-average exercise price).

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock option plans was $26,652 and $23,978 during the three-month periods ended March 31, 2019 and 2018, respectively. Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of March 31, 2019, there was $183,731 of unrecognized compensation expense related to stock options, which we expect to recognize over a weighted average period of 2.0 years.

Additionally, during the three-month periods ended March 31, 2019 and 2018 we recorded stock-based compensation expense of $126,572 and $28,571, respectively, associated with common stock issued for financial advisory services. As of March 31, 2019, there was $72,509 of unrecognized stock-based compensation expense associated with these arrangements, which we expect to recognize during the second quarter of 2019.

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

11.     Grants and Collaboration Revenue

We receive payments from government entities under our grants from the National Institute of Allergy and Infectious Diseases (NIAID) and from the U.S. Department of Defense in support of our vaccine research and development efforts. We record revenue associated with government grants as the reimbursable costs are incurred. During the three-month periods ended March 31, 2019 and 2018, we recorded $354,319 and $216,299, respectively, of revenues associated with these grants. As of March 31, 2019, there is an aggregate of $2,525,419 in approved grant funds available for use during 2019 and 2020.

During the three-month periods ended March 31, 2019 and 2018, we recorded $9,913 and $5,000, respectively, of revenues associated with research collaboration agreements with several third parties.

12.     Subsequent Events

Preferred Stock Transactions

On April 26, 2019, we received $250,000 from the sale of 250 shares of our Series G Preferred Stock (see Note 9) and we issued additional Series I Warrants to purchase 33,334 shares of our common stock. During May 2019, holders of our preferred stock converted 94 shares of our Series F Preferred Stock into 53,600 shares of our common stock.

Reverse Stock Split

On April 30, 2019, we effected a one-for-five hundred reverse split of our common stock by the filing of an amendment to our certificate of incorporation with the State of Delaware. All share and per share information in our condensed consolidated financial statements and notes that relate to our common stock has been retroactively restated to reflect the reverse stock split.

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2018, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,” ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

Overview

GeoVax is a clinical-stage biotechnology company developing human vaccines against infectious diseases and cancer using a novel patented Modified Vaccinia Ankara-Virus Like Particle (MVA-VLP) vaccine platform. In this platform, MVA, a large virus capable of carrying several vaccine antigens, expresses proteins that assemble into VLP immunogens in the person being vaccinated. The GeoVax MVA-VLP derived vaccines elicit durable immune responses in the host similar to a live-attenuated virus, while providing the safety characteristics of a replication-defective vector.

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

Our corporate strategy is to improve the health of patients worldwide by advancing our patented vaccine platform, using its unique capabilities to design and develop an array of products addressing unmet medical needs in the areas of infectious diseases and oncology. We intend to advance products through to human clinical testing, and to seek partnership or licensing arrangements for commercialization. We also leverage third party resources through government, academic and corporate research collaborations and partnerships for preclinical and clinical testing.

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

For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to our critical accounting policies from those disclosed in our 2018 Annual Report.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 3 to the condensed consolidated financial statements, included in this Quarterly Report.

Liquidity and Capital Resources

Our principal uses of cash are to finance our research and development activities. Since inception, we have funded these activities primarily from government grants and clinical trial assistance, and from sales of our equity securities. At March 31, 2019, we had cash and cash equivalents of $175,985 and total assets of $472,644, as compared to $259,701 and $642,064, respectively, at December 31, 2018. At March 31, 2019, we had a working capital deficit of $1,196,467, compared to $1,005,127 at December 31, 2018. Our current liabilities at March 31, 2019 and December 31, 2018 include $1,360,337 and $1,220,179, respectively of accrued management salaries and director fees, payment of which is still being deferred as discussed further below.

Net cash used in operating activities was $317,361 and $381,573 for the three-month periods ended March 31, 2019 and 2018, respectively. Generally, the variances between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based and deferred compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, partially offset by government grant revenues. As of March 31, 2019, there is $2,525,419 in approved grant funds available for use during 2019 and 2020. Of this amount, we expect that approximately $1,247,273 will be used by us to reimburse third parties who will provide services covered by these grants. See “Results of Operations – Grant and Collaboration Revenues” below for additional details concerning our government grants.

Members of our executive management team and our board of directors have deferred receipt of portions of their salaries and fees in order to help conserve the Company’s cash resources. As of March 31, 2019, the accumulated deferrals totaled $1,360,337. We expect the ongoing deferrals of approximately $34,000 per month for the management salaries and approximately $38,000 per quarter for the board of director fees to continue until such time as a significant financing event (as determined by the board of directors) is consummated. The method selected for addressing these accumulated deferrals could have an adverse effect on our liquidity.

The National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH), has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive HIV vaccines, with GeoVax incurring certain costs associated with manufacturing the clinical vaccine supplies and other study support. NIAID will also fund the cost of a planned Phase 1 trial (HVTN 132) to further evaluate the safety and immunogenicity of adding “protein boost” components to our vaccine, GOVX-B11. We expect HVTN 132 to commence patient enrollment in mid-2019. Additionally, we are party to a collaboration with American Gene Technologies International, Inc. (AGT) whereby AGT intends to conduct a Phase 1 human clinical trial with our combined technologies, with the ultimate goal of developing a functional cure for HIV infection; we expect that AGT will begin the phase 1 trial during the second half of 2019. We are also currently in discussions with two other consortiums for the use of our vaccine in similar efforts toward developing a cure for HIV infection; we expect one or both of these studies to begin in late 2019 or early 2020.

Net cash used in investing activities was $4,272 and $-0- for the three-month periods ended March 31, 2019 and 2018, respectively. Our investing activities have consisted predominantly of capital expenditures.

Net cash provided by financing activities was $237,917 and $640,000 for the three-month periods ended March 31, 2019 and 2018, respectively. Net cash provided by financing activities during the 2018 period relates to the sale by us of shares of our Series E convertible preferred stock ($590,000) and our issuance of a five-year Senior Promissory Note (the “GRA Note”) to the Georgia Research Alliance, Inc. for $50,000. The GRA Note bears an annual interest rate of 5%, payable monthly, with principal repayments beginning in the second year. Net cash provided by financing activities during the 2019 period relates to the sale by us of shares of our Series G convertible preferred stock for net proceeds of $240,000 (see discussion below) and $2,083 in repayments toward the GRA Note.

On February 25, 2019, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the purchasers identified therein (the “Purchasers”) providing for sale to the Purchasers of an aggregate of up to 1,000 shares of our Series G Convertible Preferred Stock (“Series G Preferred Stock”) and related warrants for gross proceeds of up to $1.0 million, to be funded at up to three different closings. At the first closing, which occurred on February 26, 2019, we issued 500 shares of Series G Preferred Stock in exchange for the payment by the Purchasers of $250,000 in the aggregate ($240,000 after deducting certain expenses of the Purchasers), plus the cancellation of Term Notes held by the Purchasers in the amount of $250,000. At the first closing we also issued the Purchasers Series I Warrants to purchase an aggregate of 33,334 shares of our common stock. At the second closing, which occurred on April 26, 2019, we issued an additional 250 shares of Series G Preferred Stock in exchange for the payment by the Purchasers of $250,000 in the aggregate. At the second closing we also issued the Purchasers additional Series I Warrants to purchase an aggregate of 33,334 shares of our common stock. Within 110 to120 days after the first closing, we may exercise the right to sell the Purchasers an aggregate of up to $250,000 of Series G Preferred Stock and related warrants at the third closing. At the third closing, assuming the sale of all of the Series G Preferred Stock that may be sold at that time, the Purchasers will receive aggregate additional Series I Warrants to purchase up to 33,334 shares of our common stock.

As of March 31, 2019, we had an accumulated deficit of approximately $41.2 million, and we expect the amount of the accumulated deficit will continue to increase, as it will be expensive to continue our research and development efforts. We have received a “going concern” opinion from our independent registered public accountants reflecting substantial doubt about our ability to continue as a going concern. We believe that our existing cash resources, combined with funding from existing government grants and clinical trial support, and committed sources of equity capital will be sufficient to fund our planned operations into the third quarter of 2019. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of capital through additional government grant programs and clinical trial support, and we plan to conduct additional offerings of our equity securities. Additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

On April 15, 2019, our stockholders approved, and on April 30, 2019 we implemented, a one-for-five hundred reverse split of our common stock, which is intended to not only improve the marketability of our stock, but also to provide additional shares of authorized common stock available to meet our equity financing needs. The reverse stock split is also intended to help us meet the minimum price requirements for listing our common stock on the Nasdaq Capital Market, should that be a condition to completing any of the financing options we may contemplate. The reverse stock split ratio was chosen in part to support a higher stock price per share than the lower ratios in the range approved by our stockholders. There can be no assurance the necessary minimum price requirements will be met.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

The table below summarizes our contractual obligations as of March 31, 2019, aggregated by type (in thousands). Our contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Operating Lease Obligations (1)	$121	$121	$--	$--	$--
Purchase Obligations (2)	487	487	--	--	--
Total	$608	$608	$--	$--	$--

(1)

Our operating lease obligations relate to the facility lease for our 8,430 square foot facility in Smyrna, Georgia, which houses our laboratory operations and our administrative offices. The current term of our lease expires on December 31, 2019. We have annual extension options through December 31, 2022 which have not yet been exercised by us and may be cancellable by our landlord.

(2)	Purchase obligations relate to contracts for research activities, payment of which will be reimbursable to us pursuant to our government grants.

As of March 31, 2019, except as disclosed in the table above, we had no other material firm purchase obligations or commitments for capital expenditures and no committed lines of credit or other committed funding or long-term debt, with the exception of the note payable to GRA ($47,917 remaining principal balance at March 31, 2019). We have employment agreements with our executive officers, each of which may be terminated with no more than 90 days’ advance written notice. Pursuant to existing technology license agreements, we may be required to make potential future milestone and royalty payments which are contingent upon the occurrence of future events. Such events include development milestones, regulatory approvals and product sales. Because the achievement of these milestones is currently neither probable nor reasonably estimable, the contingent payments have not been included in the table above or recorded in our financial statements.

Results of Operations

Net Loss

We recorded a net loss of $701,454 for the three-month period ended March 31, 2019, as compared to $621,813 for the three-month period ended March 31, 2018. Our net losses typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described below.

Grant and Collaboration Revenues

During the three-month period ended March 31, 2019, we recorded grant and collaboration revenues of $364,232, as compared to $221,299 during the comparable period of 2018.

Grant Revenues – Our grant revenues relate to grants and contracts from agencies of the U.S. government in support of our vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is dependent upon our expenditures for activities supported by the grants and fluctuates based on the timing of the expenditures. Additional detail concerning our grant revenues and the remaining funds available for use as of March 31, 2019 is presented in the table below.

	Grant Revenues Recorded During Three-Month Periods Ended March 31,		Approved Funds Available at
Grant/Contract No.	2019	2018	March 31, 2019
Lassa Fever – U.S. Army Grant	$142,685	$-	$2,427,550
Lassa Fever – NIH SBIR Grant	63,667	-	83,375
HIV – NIH SBIR Grant	-	187,511	-
Zika – NIH SBIR Grant	147,967	28,788	14,494
Total	$354,319	$216,299	$2,525,419

Collaboration Revenues – In addition to the grant revenues above, during the three-months ended March 31, 2019 and 2018, we recorded $9,913 and $5,000 of revenue associated with several research collaborations with third parties. These amounts primarily represent amounts paid to us by the other parties for materials and other costs associated with joint studies.

Research and Development Expenses

Our research and development expenses were $555,718 and $486,994 for the three-month periods ended March 31, 2019 and 2018, respectively. Research and development expense for these periods includes stock-based compensation expense of $11,319 and $10,951, respectively (see discussion under “Stock-Based Compensation Expense” below).

Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our government grants, the timing of costs associated with any clinical trials being funding directly by us, and other factors. Research and development expenses increased by $68,724, or 14%, from the 2018 period to 2019 primarily due to the timing of expenditures related to our government grants. Our research and development costs do not include costs incurred by the HIV Vaccine Trials Network (HVTN) in conducting clinical trials of our preventive HIV vaccines; those costs are funded directly to the HVTN by NIAID.

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

General and Administrative Expenses

Our general and administrative expenses were $510,064 and $357,228 for the three-month periods ended March 31, 2019 and 2018, respectively. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $141,905 and $41,598 for the 2019 and 2018 periods, respectively (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $368,159 and $315,630 for the three-month periods ended March 31, 2019 and 2018, respectively. The overall increase in general and administrative expense from 2018 to 2019 is attributable to costs associated with investment banking arrangements, investor relations activities, and travel. We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2019 and 2018, the components of stock-based compensation expense were as follows:

	Three Months Ended March 31,
	2019	2018
Stock option expense	$26,652	$23,978
Stock issued for services	126,572	28,571
Total stock-based compensation expense	$153,224	$52,549

In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three-month periods ended March 31, 2019 and 2018, stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2019	2018
General and administrative expense	$141,905	$41,598
Research and development expense	11,319	10,951
Total stock-based compensation expense	$153,224	$52,549

Other Income (Expense)

Interest income for the three-month periods ended March 31, 2019 and 2018 was $1,224 and $1,318, respectively. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations. Interest expense for the three-month periods ended March 31, 2019 and 2018 was $1,128 and $208, respectively, related to the GRA Note and financing costs associated with insurance premiums.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GEOVAX LABS, INC. (Registrant)

Date: May 13, 2019	By: /s/ Mark W. Reynolds
Mark W. Reynolds Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1.7	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 30, 2019 (1)
4.7.1	Form of Stock Certificate to be issued after April 30, 2019 to represent the Company’s Common Stock, par value $0.001 (1)
4.1.1	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (2)
4.1.2	Form of Stock Certificate for the Series F Convertible Preferred Stock (2)
4.2.1	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (3)
4.2.2	Form of Stock Certificate for the Series G Convertible Preferred Stock (3)
10.1	Form of Exchange Agreement, dated February 18, 2019 (2)
10.2	Form of Securities Purchase Agreement dated February 25, 2019 (3)
10.3	Form of Series I Common Stock Purchase Warrant (3)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101**

The following financial information from GeoVax Labs, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three-month periods ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2019 and 2018, and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 30, 2019.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed February 19, 2019.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed February 26, 2019.