Form 10-Q
period 2019-09-30
GeoVax Labs, Inc.
filed 2019-11-07
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Yes ☐    No ☒

As of November 6, 2019, 426,306,328 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1
	Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2019 and 2018 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three-month and nine-month periods ended September 30, 2019 and 2018 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2019 and 2018 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Mine Safety Disclosures	18

Item 5	Other Information	18

Item 6	Exhibits	19

SIGNATURES		20

Part I -- FINANCIAL INFORMATION

Item 1	Financial Statements
GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$569,359	$259,701
Grant funds and other receivables	103,485	121,814
Prepaid expenses and other current assets	122,746	238,189
Total current assets	795,590	619,704
Property and equipment, net (Note 5)	9,929	11,350
Deposits	11,010	11,010

Total assets	$816,529	$642,064

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$63,143	$125,859
Accrued expenses (Note 6)	1,732,438	1,238,552
Current portion of notes payable (Note 7)	12,500	260,420
Total current liabilities	1,808,081	1,624,831
Note payable, net of current portion (Note 7)	29,167	39,580
Total liabilities	1,837,248	1,664,411

Commitments (Note 8)

Stockholders’ equity (deficiency):
Preferred Stock, $.01 par value (Note 9):
Authorized shares – 10,000,000
Issued and outstanding shares – 3,054 and 3,450 September 30, 2019 and December 31, 2018, respectively	2,321,823	1,971,333
Common stock, $.001 par value:
Authorized shares – 600,000,000
Issued and outstanding shares – 95,627,584 and 437,807 at September 30, 2019 and December 31, 2018, respectively	95,628	438
Additional paid-in capital	38,818,750	37,482,766
Accumulated deficit	(42,256,920)	(40,476,884)
Total stockholders’ equity (deficiency)	(1,020,719)	(1,022,347)

Total liabilities and stockholders’ equity (deficiency)	$816,529	$642,064

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Grant and collaboration revenue	$333,209	$349,344	$907,382	$663,908

Operating expenses:
Research and development	467,674	557,696	1,474,619	1,416,892
General and administrative	291,475	458,974	1,214,189	1,175,399
Total operating expenses	759,149	1,016,670	2,688,808	2,592,291

Loss from operations	(425,940)	(667,326)	(1,781,426)	(1,928,383)

Other income (expense):
Interest income	2,560	1,058	4,665	4,092
Interest expense	(1,054)	(625)	(3,275)	(1,458)
Total other income (expense)	1,506	433	1,390	2,634

Net loss	$(424,434)	$(666,893)	$(1,780,036)	$(1,925,749)

Basic and diluted:
Loss per common share	$(0.03)	$(1.99)	$(0.37)	$(6.43)
Weighted averages shares outstanding	13,038,871	334,814	4,772,648	299,522

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

	Three-Month and Nine-Month Periods Ended September 30, 2019
							Total
					Additional		Stockholders’
	Preferred Stock (Note 9)		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at December 31, 2018	3,450	$1,971,333	437,807	$438	$37,482,766	$(40,476,884)	$(1,022,347)
Sale of convertible preferred stock for cash and cancellation of note payable	500	404,250	-	-	85,750	-	490,000
Conversion of preferred stock to common stock	(767)	(303,475)	118,280	118	303,357	-	-
Fractional shares issuable upon reverse stock split	-	-	402	-	-	-	-
Stock option expense	-	-	-	-	26,652	-	26,652
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(701,454)	(701,454)
Balance at March 31, 2019	3,183	2,072,108	556,489	556	37,898,525	(41,178,338)	(1,207,149)
Sale of convertible preferred stock for cash	500	438,700	-	-	61,300	-	500,000
Conversion of preferred stock to common stock	(281)	(172,941)	253,300	254	172,687	-	-
Fractional shares issuable upon reverse stock split	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	4,127	4	5,996	-	6,000
Stock option expense	-	-	-	-	26,664	-	26,664
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(654,148)	(654,148)
Balance at June 30, 2019	3,402	2,337,867	813,916	814	38,165,172	(41,832,486)	(1,328,633)
Sale of convertible preferred stock for cash	700	700,000	-	-	-	-	700,000
Conversion of preferred stock to common stock	(1,048)	(716,044)	94,775,841	94,776	621,268	-	-
Issuance of common stock for services	-	-	37,827	38	5,962	-	6,000
Stock option expense	-	-	-	-	26,348	-	26,348
Net loss for the three months ended September 30, 2019	-	-	-	-	-	(424,434)	(424,434)
Balance at September 30, 2019	3,054	$2,321,823	95,627,584	$95,628	$38,818,750	$(42,256,920)	$(1,020,719)

See accompanying notes to consolidated financial statements

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

	Three-Month and Nine-Month Periods Ended September 30, 2018
							Total
					Additional		Stockholders’
	Preferred Stock (Note 9)		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at December 31, 2017	3,670	$1,899,085	213,474	$213	$35,696,435	$(37,916,790)	$(321,057)
Sale of convertible preferred stock for cash	600	590,000	-	-	-	-	590,000
Conversion of preferred stock to common stock	(450)	(441,000)	60,000	60	440,940	-	-
Issuance of common stock for services	-	-	10,000	10	199,990	-	200,000
Stock option expense	-	-	-	-	23,978		23,978
Net loss for the three months ended March 31, 2018	-	-	-	-	-	(621,813)	(621,813)
Balance at March 31, 2018	3,820	2,048,085	283,474	283	36,361,343	(38,538,603)	(128,892)
Conversion of preferred stock to common stock	(345)	(338,100)	46,000	46	338,054	-	-
Stock option expense	-	-	-	-	23,221	-	23,221
Net loss for the three months ended June 30, 2018	-	-	-	-	-	(637,043)	(637,043)
Balance at June 30, 2018	3,475	1,709,985	329,474	329	36,722,618	(39,175,646)	(742,714)
Sale of convertible preferred stock for cash	600	600,000	-	-	-	-	600,000
Conversion of preferred stock to common stock	(205)	(200,900)	27,333	28	200,872	-	-
Stock option expense	-	-	-	-	85,370	-	85,370
Net loss for the three months ended September 30, 2018	-	-	-	-	-	(666,893)	(666,893)
Balance at September 30, 2018	3,870	$2,109,085	356,807	$357	$37,008,860	$(39,842,539)	$(724,237)

See accompanying notes to consolidated financial statement

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,780,036)	$(1,925,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,693	14,881
Stock-based compensation expense	290,744	275,425
Changes in assets and liabilities:
Grant funds and other receivables	18,329	45,001
Prepaid expenses and other current assets	(83,637)	62,544
Accounts payable and accrued expenses	431,170	486,413
Total adjustments	662,299	884,264
Net cash used in operating activities	(1,117,737)	(1,041,485)

Cash flows from investing activities:
Purchase of property and equipment	(4,272)	-
Net cash used in investing activities	(4,272)	-

Cash flows from financing activities:
Net proceeds from sale of preferred stock	1,440,000	1,190,000
Proceeds from issuance of note payable	-	50,000
Principal repayment of note payable	(8,333)	-
Net cash provided by financing activities	1,431,667	1,240,000

Net increase in cash and cash equivalents	309,658	198,515
Cash and cash equivalents at beginning of period	259,701	312,727

Cash and cash equivalents at end of period	$569,359	$511,242

Supplemental disclosure of non-cash financing activities:

During the nine months ended September 30, 2019, 587 shares of Series C Convertible Preferred Stock were converted into 78,280 shares of common stock, 1,563 shares of Series C Convertible Preferred Stock and 1,200 shares of Series E Convertible Preferred Stock were exchanged for 2,763 shares of Series F Convertible Preferred Stock, 507 shares of Series F Convertible Preferred Stock were converted into 381,700 shares of common stock, 250 shares of Series G Convertible Preferred Stock were issued in exchange for cancellation of $250,000 of term notes payable, 2,256 shares of Series F Convertible Preferred Stock and 1,000 shares of Series G Convertible Preferred Stock were exchanged for 3,256 shares of Series H Convertible Preferred Stock, and 1,002 shares of Series H Convertible Preferred Stock were converted into 94,687,441 shares of common stock.

During the nine months ended September 30, 2018, 1,000 shares of Series D Convertible Preferred Stock were converted into 133,333 shares of common stock.

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

1.	Description of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a clinical-stage biotechnology company developing immunotherapies and vaccines against cancer and infectious diseases using a novel vector vaccine platform (Modified Vaccinia Ankara Virus-Like Particle, or “MVA-VLP”). Our recombinant MVA vector expresses target proteins on highly immunogenic VLPs in the person being vaccinated, resulting in durable immune responses while providing the safety characteristics of the replication-deficient MVA vector. Important attributes of GeoVax vaccines include single dose, no adjuvant, durable immunity, extensive safety and cost-effective manufacturing.

Our current development programs are focused on preventive and therapeutic vaccines against Human Immunodeficiency Virus (HIV); preventive vaccines against hemorrhagic fever viruses (Ebola, Sudan, Marburg, and Lassa fever), Zika virus and malaria; a therapeutic vaccine for chronic hepatitis B virus infections; and immunotherapies for solid tumor cancers. Our most advanced vaccine program is focused on the clade B subtype of HIV prevalent in the larger commercial markets of the Americas, Western Europe, Japan and Australia; this program is currently undergoing human clinical trials.

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

The accompanying condensed consolidated financial statements at September 30, 2019 and for the three-month and nine-month periods ended September 30, 2019 and 2018 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

As described in Note 10, effective April 30, 2019, we enacted a one-for-five hundred reverse stock split of our common stock. The accompanying financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock split.

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date the financial statements are available to be issued.  We are devoting substantially all of our present efforts to research and development of our vaccine candidates. We have funded our activities to date from government grants and clinical trial assistance, and from sales of our equity securities. We will continue to require substantial funds to continue these activities.

We believe that our existing cash resources, government funding and corporate collaboration commitments will be sufficient to continue our planned operations into the first quarter of 2020. Due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that timeframe. We are currently exploring sources of capital through additional government grants and corporate collaborations. We also intend to secure additional funds through sales of our equity securities or by other means. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we will be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we expect to have a material impact on our financial statements.

4.	Basic and Diluted Loss Per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of convertible preferred stock, stock options and stock purchase warrants. Common share equivalents which potentially could dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, as the effect would be anti-dilutive, totaled 10,937,156 and 10,895,920 shares for the three-month and nine-month periods ended September 30, 2019, respectively, as compared to 86,783 and 75,740 shares for the three-month and nine-month periods ended September 30, 2018, respectively.

5.	Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Laboratory equipment	$534,578	$530,306
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	28,685	28,685
Total property and equipment	678,868	674,596
Accumulated depreciation and amortization	(668,939)	(663,246)
Property and equipment, net	$9,929	$11,350

6.	Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accrued management salaries	$1,228,169	$924,509
Accrued directors’ fees	378,569	295,670
Other accrued expenses	125,700	18,373
Total accrued expenses	$1,732,438	$1,238,552

7.	Notes Payable

On February 28, 2018, we entered into a Senior Note Purchase Agreement with Georgia Research Alliance, Inc. (GRA) pursuant to which we issued a five-year Senior Promissory Note (the “GRA Note”) to GRA in exchange for $50,000. The GRA Note bears an annual interest rate of 5%, payable monthly, with principal repayments beginning in the second year. Principal repayments are expected to be $2,084 for the remainder of 2019, $12,500 in 2020, 2021 and 2022, and $2,083 in 2023. Interest expense related to the GRA Note for the three-month and nine-month periods ended September 30, 2019 was $547 and $1,753, respectively, as compared to $625 and $1,458, respectively, for the same periods of 2018.

On December 27, 2018, we issued short-term non-interest-bearing Term Promissory Notes (the “Term Notes”) to two current investors in exchange for an aggregate of $250,000. In February 2019, the Term Notes were cancelled in exchange for shares of our convertible preferred stock (see Note 9).

8.	Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2019 and which is under negotiation for extension beyond that date. Rent expense for the for the three-month and nine-month periods ended September 30, 2019 was $40,316 and $120,949, respectively, as compared to $39,136 and $117,409, respectively, for the same periods of 2018. Future minimum lease payments total $40,316 for the remainder of 2019.

Other Commitments

In the normal course of business, we enter into various firm purchase commitments related to production and testing of our vaccine, conduct of research studies, and other activities. As of September 30, 2019, there are approximately $391,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2019 and 2020. We expect this entire amount to be reimbursable to us pursuant to existing government grants.

9.	Preferred Stock

Preferred Stock Summary

We are authorized to issue up to 10,000,000 shares of our Preferred Stock, $.01 par value, which may be issued in one or more series. The table below presents our issued and outstanding series of preferred stock as of September 30, 2019 and December 31, 2018. Each series of our outstanding preferred stock has a stated value of $1,000 per share. Further details concerning each series of preferred stock, and the changes in each series during the three-month and nine-month periods ending September 30, 2019 and 2018 are discussed in the sections that follow the table.

	September 30, 2019		December 31, 2018
		Carrying		Carrying
	Shares	Value	Shares	Value
Series B Convertible Preferred Stock	100	$76,095	100	$76,095
Series C Convertible Preferred Stock	-	-	2,150	705,238
Series E Convertible Preferred Stock	-	-	1,200	1,190,000
Series H Convertible Preferred Stock	2,254	1,545,728	-	-
Series I Convertible Preferred Stock	700	700,000	-	-
Total	3,054	$2,321,823	3,450	$1,971,333

Series B Preferred Stock

During the nine-month period ended September 30, 2019, there were no conversions or other transactions involving our Series B Convertible Preferred Stock (“Series B Preferred Stock”). As of September 30, 2019, there are 100 shares of our Series B Convertible Preferred Stock outstanding. The Series B Preferred Stock may be converted at any time at the option of the holder into shares of our common stock at a conversion price of $175 per share.

Series C Preferred Stock

During January and February 2019, 587 shares of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) were converted into 78,280 shares of our common stock. As discussed below, during February 2019, all remaining shares of Series C Preferred Stock (1,563 shares) were exchanged for Series F Preferred Stock.

Series E Preferred Stock

During the nine-month period ended September 30, 2019, there were no conversions involving our Series E Convertible Preferred Stock (“Series E Preferred Stock”). As discussed below, during February 2019, all remaining shares of Series E Preferred Stock (1,200 shares) were exchanged for Series F Preferred Stock.

Series F Preferred Stock

On February 18, 2019, we entered into Exchange Agreements with holders of our Series C and Series E Preferred Stock, pursuant to which the holders exchanged all shares of Series C and Series E Preferred Stock held by them for an aggregate of 2,763 shares of Series F Convertible Preferred Stock (“Series F Preferred Stock”). Each share of Series F Preferred Stock is entitled to a liquidation preference equal to its $1,000 stated value, has no voting rights, and is not entitled to a dividend. The Series F Preferred Stock is convertible at any time at the option of the holders into shares of our common stock, at a conversion price equal to the lesser of (i) $7.50 per share and (ii) 90% of the volume weighted average price of the common stock immediately preceding the delivery of a notice of conversion. The Series F Preferred Stock contains price adjustment provisions, which may, under certain circumstances reduce the conversion price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the then conversion price of the Series F Preferred Stock. During the three-month and nine-month periods ending September 30, 2019, 46 and 507 shares, respectively, of Series F Preferred Stock were converted into 88,400 and 381,700 shares, respectively, of our common stock. As discussed below, during July 2019, all remaining shares of Series F Preferred Stock (2,256 shares) were exchanged for Series H Preferred Stock.

Series G Preferred Stock

On February 25, 2019, we entered into a Securities Purchase Agreement with the purchasers identified therein (the “Purchasers”) providing for sale to the Purchasers of an aggregate of up to 1,000 shares of our Series G Convertible Preferred Stock (“Series G Preferred Stock”) and related warrants for gross proceeds of up to $1.0 million, which was funded at three different closings. Each share of Series G Preferred Stock is entitled to a liquidation preference equal to its $1,000 stated value, has no voting rights, and is not entitled to a dividend. The Series G Preferred Stock is convertible at any time at the option of the holders into shares of our common stock, at a conversion price equal to the lesser of (i) $7.50 per share and (ii) 90% of the volume weighted average price of the common stock immediately preceding the delivery of a notice of conversion. The Series G Preferred Stock contains price adjustment provisions, which may, under certain circumstances reduce the conversion price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the then conversion price of the Series G Preferred Stock.

At the first closing, which occurred on February 26, 2019, we issued 500 shares of Series G Preferred Stock in exchange for the payment by the Purchasers of $250,000 in the aggregate, plus the cancellation of Term Notes held by the Purchasers (see Note 7) in the amount of $250,000. At the first closing we also issued warrants to purchase an aggregate of 33,334 shares of our common stock. The warrants have an initial exercise price of $7.50 per share, are exercisable six months from the issuance date, and have a term of exercise equal to five years from the date they first become exercisable. The warrants contain anti-dilution and price adjustment provisions, which may, under certain circumstances reduce the exercise price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the then exercise price of the warrants; in the event of such adjustment, the number of shares subject to the warrants will also increase so that the aggregate exercise price remains the same for each warrant. At the second and third closings, which occurred on April 26 and June 19, 2019, we issued an aggregate of 500 additional shares of Series G Preferred Stock in exchange for the payment by the Purchasers of a total of $500,000. We also issued the Purchasers warrants to purchase an aggregate of 66,668 shares of our common stock. As discussed below, during July 2019, all of the then-outstanding shares of Series G Preferred Stock (1,000 shares) were exchanged for Series H Preferred Stock.

Series H Preferred Stock

On July 16, 2019, we entered into Exchange Agreements with holders of our Series F and Series G Preferred Stock, pursuant to which the holders exchanged all shares of Series F and Series G Preferred Stock held by them for an aggregate of 3,256 shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”). Each share of Series H Preferred Stock is entitled to a liquidation preference equal to its $1,000 stated value, has no voting rights, and is not entitled to a dividend. The Series H Preferred Stock is convertible at any time at the option of the holders into shares of our common stock, at a conversion price equal to the lesser of (i) $7.50 per share and (ii) 80% of the lowest volume weighted average price of the Common Stock during the ten trading days immediately preceding the delivery of a notice of conversion. The Series H Preferred Stock contains price adjustment provisions, which may, under certain circumstances reduce the conversion price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the then conversion price of the Series H Preferred Stock. During the three-month period ending September 30, 2019, 1,002 shares of Series H Preferred Stock were converted into 94,687,441 shares of our common stock. As of September 30, 2019, there are 2,254 shares of our Series H Preferred Stock outstanding, which may be converted at any time at the option of the holder into shares of our common stock at a conversion price determined based on the calculation described above.

Series I Preferred Stock

On July 24, 2019, we entered into a Securities Purchase Agreement with the purchasers identified therein (the “Purchasers”) providing for sale to the Purchasers of an aggregate of 700 shares of our Series I Convertible Preferred Stock (“Series I Preferred Stock”) for gross proceeds of $700,000. Each share of Series I Preferred Stock is entitled to a liquidation preference equal to its $1,000 stated value, has no voting rights, and is not entitled to a dividend. The Series I Preferred Stock is convertible at any time at the option of the holders into shares of our common stock, at a conversion price equal to the lesser of (i) $7.50 per share and (ii) 80% of the lowest volume weighted average price of the Common Stock during the ten trading days immediately preceding the delivery of a notice of conversion. The Series I Preferred Stock contains price adjustment provisions, which may, under certain circumstances reduce the conversion price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the then conversion price of the Series I Preferred Stock. During the three-month period ended September 30, 2019, there were no conversions involving our Series I Preferred Stock. As of September 30, 2019, there are 700 shares of our Series I Preferred Stock outstanding, which may be converted at any time at the option of the holder into shares of our common stock at a conversion price determined based on the calculation described above

10.	Common Stock and Stock-Based Compensation

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

Common Stock Transactions

As discussed in Note 9, during the nine-month period ended September 30, 2019, we issued 95,147,421 shares of our common stock pursuant to conversions our Series C, Series F and Series H Preferred Stock.

During the nine-month period ended September 30, 2019, we issued 41,954 shares of our common stock in exchange for consulting services. See “Stock-Based Compensation Expense” below.

Stock Options

During the nine months ended September 30, 2019, there were no transactions involving our stock option plans. As of September 30, 2019, there are 28,800 stock options outstanding ($53.99/share weighted-average exercise price), 13,585 of which are exercisable at that date ($93.92/share weighted-average exercise price).

Stock Purchase Warrants

During the nine months ended September 30, 2019, we issued an aggregate of 100,002 stock purchase warrants in connection with the sale of our Series G Preferred Stock as discussed above. As of September 30, 2019, there are 294,302 stock purchase warrants outstanding ($7.50/share weighted-average exercise price), 227,634 of which are exercisable at that date ($7.50/share weighted-average exercise price).

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock option plans was $26,348 and $79,664 during the three-month and nine-month periods ended September 30, 2019, respectively, as compared to $85,370 and $132,569, respectively, during the same periods of 2018. Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of September 30, 2019, there was $130,719 of unrecognized compensation expense related to stock options, which we expect to recognize over a weighted average period of 1.6 years.

During the three-month and nine-month periods ended September 30, 2019 we recorded stock-based compensation expense of $6,000 and $211,080, respectively, associated with common stock issued for consulting and financial advisory services, as compared to $57,143 and $142,856, respectively, during the same periods of 2018.

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

We receive payments from government entities under our grants from the National Institute of Allergy and Infectious Diseases (NIAID) and from the U.S. Department of Defense in support of our vaccine research and development efforts. We record revenue associated with government grants as the reimbursable costs are incurred. During the three-month and nine-month periods ended September 30, 2019, we recorded $214,765 and $754,022, respectively, of revenues associated with these grants, as compared to $340,716 and $650,280, respectively, for the comparable periods of 2018. As of September 30, 2019, there is an aggregate of $1,835,225 in approved grant funds available for use during 2019 and 2020.

During the three-month and nine-month periods ended September 30, 2019, we recorded $118,444 and $153,360, respectively, of revenues associated with research collaboration agreements with third parties, as compared to $8,628 and $13,628, respectively, for the comparable periods of 2018.

13.	Subsequent Events

During October and November (through November 6) 2019, holders of our preferred stock converted approximately 466 shares of our Series H Preferred Stock into 330,000,000 shares of our common stock. During October 2019, we issued 678,744 shares of our common stock in exchange for consulting services.

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

Overview

GeoVax is a clinical-stage biotechnology company developing immunotherapies and vaccines against cancer and infectious diseases using a novel vector vaccine platform (Modified Vaccinia Ankara Virus-Like Particle, or “MVA-VLP”). Our recombinant MVA vector expresses target proteins on highly immunogenic VLPs in the person being vaccinated, resulting in durable immune responses while providing the safety characteristics of the replication-deficient MVA vector. Important attributes of GeoVax vaccines include single dose, no adjuvant, durable immunity, extensive safety and cost-effective manufacturing.

Our current development programs are focused on preventive and therapeutic vaccines against Human Immunodeficiency Virus (HIV); preventive vaccines against hemorrhagic fever viruses (Ebola, Sudan, Marburg, and Lassa fever), Zika virus and malaria; a therapeutic vaccine for chronic hepatitis B virus infections; and immunotherapies for solid tumor cancers. Our most advanced vaccine program is focused on the clade B subtype of HIV prevalent in the larger commercial markets of the Americas, Western Europe, Japan and Australia; this program is currently undergoing human clinical trials.

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

For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our financial statements, refer to Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to our critical accounting policies from those disclosed in our 2018 Annual Report.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 3 to the condensed consolidated financial statements, included in this Quarterly Report.

Liquidity and Capital Resources

Our principal uses of cash are to finance our research and development activities. Since inception, we have funded these activities primarily from government grants and clinical trial assistance, and from sales of our equity securities. At September 30, 2019, we had cash and cash equivalents of $569,359 and total assets of $816,529, as compared to $259,701 and $642,064, respectively, at December 31, 2018. At September 30, 2019, we had a working capital deficit of $1,012,491, compared to $1,005,127 at December 31, 2018. Our current liabilities at September 30, 2019 and December 31, 2018 include $1,606,738 and $1,220,179, respectively of accrued management salaries and director fees, payment of which is still being deferred as discussed further below.

Net cash used in operating activities was $1,117,737 and $1,041,485 for the nine-month periods ended September 30, 2019 and 2018, respectively. Generally, the variances between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based and deferred compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, partially offset by government grant revenues. As of September 30, 2019, there is $1,835,225 in approved grant funds available for use during 2019 and 2020. Of this amount, we expect that $1,151,610 will be used by us to reimburse third parties who will provide services covered by these grants. See “Results of Operations – Grant and Collaboration Revenues” below for additional details concerning our government grants.

Members of our executive management team and our board of directors have deferred receipt of portions of their salaries and fees in order to help conserve the Company’s cash resources. As of September 30, 2019, the accumulated deferrals totaled $1,606,738. We expect the ongoing deferrals of approximately $32,000 per month for the management salaries and $20-30,000 per quarter for the board of director fees to continue until such time as a significant financing event (as determined by the board of directors) is consummated. The method selected for addressing these accumulated deferrals could have an adverse effect on our liquidity.

The National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH), has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive HIV vaccines, with GeoVax incurring certain costs associated with manufacturing the clinical vaccine supplies and other study support. We expect that NIAID will also fund the cost of a planned Phase 1 trial (HVTN 132), conducted by the HIV Trials Network (HVTN), to further evaluate the safety and immunogenicity of adding “protein boost” components to our vaccine, GOVX-B11. The timing of HVTN 132 is uncertain, and dependent upon components other than our vaccine, but we expect the HVTN to commence patient enrollment in 2020. Additionally, we are party to a collaboration with American Gene Technologies International, Inc. (AGT) whereby AGT intends to conduct a Phase 1 human clinical trial, of which an arm will evaluate our combined technologies, with the ultimate goal of developing a functional cure for HIV infection. We expect that AGT will begin the Phase 1 trial in early 2020. We are also currently in discussions with a public-private consortium for the use of our vaccine in a similar effort toward developing a cure for HIV infection; we expect these studies may also begin in early 2020.

Net cash used in investing activities was $4,272 and $-0- for the nine-month periods ended September 30, 2019 and 2018, respectively. Our investing activities have consisted predominantly of capital expenditures.

Net cash provided by financing activities was $1,431,667 and $1,240,000 for the nine-month periods ended September 30, 2019 and 2018, respectively. Net cash provided by financing activities during the 2018 period relates to the sale by us of shares of our Series E convertible preferred stock ($1,190,000) and our issuance of a five-year Senior Promissory Note (the “GRA Note”) to the Georgia Research Alliance, Inc. for $50,000. The GRA Note bears an annual interest rate of 5%, payable monthly, with principal repayments which began in March 2019. Net cash provided by financing activities during the 2019 period relates to the sale by us of shares of our Series G and Series I convertible preferred stock for aggregate net proceeds of $1,440,000 (see discussion below) and $8,333 in repayments toward the GRA Note.

On February 25, 2019, we entered into a Securities Purchase Agreement with the purchasers identified therein (the “Purchasers”) providing for sale to the Purchasers of an aggregate of up to 1,000 shares of our Series G Convertible Preferred Stock (“Series G Preferred Stock”) and related warrants, which was funded at three different closings. At the first closing, which occurred on February 26, 2019, we issued 500 shares of Series G Preferred Stock in exchange for the payment by the Purchasers of $250,000 in the aggregate ($240,000 after deducting certain expenses of the Purchasers), plus the cancellation of Term Notes held by the Purchasers in the amount of $250,000.  At the first closing we also issued the Purchasers warrants to purchase an aggregate of 33,334 shares of our common stock. At the second and third closings, which occurred on April 26 and June 19, 2019, we issued an aggregate of 500 additional shares of Series G Preferred Stock in exchange for the payment by the Purchasers of a total of $500,000.  We also issued the Purchasers warrants to purchase an aggregate of 66,668 shares of our common stock.

On April 15, 2019, our stockholders approved, and on April 30, 2019 we implemented, a one-for-five hundred reverse split of our common stock, which was intended to not only improve the marketability of our stock, but also to provide additional shares of authorized common stock available to meet our equity financing needs.

On July 24, 2019, we entered into a Securities Purchase Agreement with the purchasers identified therein (the “Purchasers”) providing for sale to the Purchasers of an aggregate of 700 shares of our Series I Convertible Preferred Stock (“Series I Preferred Stock”) for gross proceeds of $700,000.

As of September 30, 2019, we had an accumulated deficit of approximately $42.3 million, and we expect the amount of the accumulated deficit will continue to increase, as it will be expensive to continue our research and development efforts. We have received a “going concern” opinion from our independent registered public accountants reflecting substantial doubt about our ability to continue as a going concern. We believe that our existing cash resources, combined with funding from existing government grants and clinical trial support, will be sufficient to fund our planned operations into the first quarter of 2020. We will require additional funds to continue our planned operations beyond that timeframe. We are currently seeking sources of capital through additional government grant programs and clinical trial support, and we plan to conduct additional offerings of our equity securities. Additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

If the trading price for the Company’s common stock remains at current levels, then there are insufficient unissued shares of authorized common stock to fulfill the Company’s obligations to issue common stock upon conversion of their convertible preferred stock and exercise of warrants.

If the Company is unable to deliver common stock to its primary investors upon the conversion of convertible preferred stock or the exercise of warrants, then the Company may be required to pay liquidated damages, costs incurred by the investors for “buying in” shares to cover trades, and other amounts.  These costs could be substantial and have a material adverse effect on the Company’s financial position   If the Company has insufficient authorized shares of common stock available, it will not be unable to raise capital from the sale of such shares. Management plans to seek stockholder approval of a reverse stock split to address this concern.

On October 24, 2019, OTC Markets notified the Company of non-compliance with OTCQB Standards Section 2.3(2), which requires an issuer to maintain a minimum closing bid price of $0.01 per share on at least one of the prior 30 consecutive calendar days.  There is a cure period which ends on January 22, 2020, during which the minimum closing price of the Company’s common stock must be $0.01 or greater for 10 consecutive trading days. If the Company fails to regain compliance by January 22, 2020 or if the closing bid price of the Company’s common stock falls below $0.001 at any time for five consecutive days, the Company will be immediately removed from the OTCQB marketplace.

The Company intends to take remedial actions during such cure period to regain compliance with the Minimum Price Rule, which may include the reverse stock split. There can be no assurance any such action will achieve its purpose.  If the Company’s common stock is removed from the OTCQB market, the Company expects to have the option of moving it to the OTC Pink market.  If the Company’s common stock is removed from the OTCQB the Company may find it more difficult to raise funds.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Contractual Obligations

The table below summarizes our contractual obligations as of September 30, 2019, aggregated by type (in thousands). Our contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Operating Lease Obligations (1)	$40	$40	$--	$--	$--
Purchase Obligations (2)	391	391	--	--	--
Total	$431	$431	$--	$--	$--

(1)

Our operating lease obligations relate to the facility lease for our 8,430 square foot facility in Smyrna, Georgia, which houses our laboratory operations and our administrative offices. The current term of our lease expires on December 31, 2019; an extension beyond that date is currently under negotiation.

(2)	Purchase obligations relate to contracts for research activities, payment of which will be reimbursable to us pursuant to our government grants.

As of September 30, 2019, except as disclosed in the table above, we had no other material firm purchase obligations or commitments for capital expenditures and no committed lines of credit or other committed funding or long-term debt, with the exception of the note payable to GRA ($41,667 remaining principal balance at September 30, 2019). We have employment agreements with our executive officers, each of which may be terminated with no more than 90 days’ advance written notice. Pursuant to existing technology license agreements, we may be required to make potential future milestone and royalty payments which are contingent upon the occurrence of future events. Such events include development milestones, regulatory approvals and product sales. Because the achievement of these milestones is currently neither probable nor reasonably estimable, the contingent payments have not been included in the table above or recorded in our financial statements.

Results of Operations

Net Loss

We recorded a net loss of $424,434 for the three-month period ended September 30, 2019, as compared to $666,893 for the three-month period ended September 30, 2018. For the nine-month period ended September 30, 2019, we recorded a net loss of $1,780,036, as compared to $1,925,749 for the nine-month period ended September 30, 2018. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant and Collaboration Revenues

During the three-month and nine-month periods ended September 30, 2019, we recorded grant and collaboration revenues of $333,209 and $907,382, respectively, as compared to $349,344 and $663,908, respectively, during the comparable periods of 2018.

Grant Revenues – Our grant revenues relate to grants from agencies of the U.S. government in support of our vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is dependent upon our expenditures for activities supported by the grants and fluctuates based on the timing of the expenditures. Additional detail concerning our grant revenues and the remaining funds available for use as of September 30, 2019 is presented in the table below.

	Grant Revenues Recorded During the Periods:				Unused Funds
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,		Available at
	2019	2018	2019	2018	Sep 30, 2019
Lassa Fever – U.S. Army Grant	$150,015	$14,757	$444,519	14,757	$1,835,225
Lassa Fever – SBIR Grant	64,750	41,582	147,042	73,816	-
Zika – SBIR Grant	-	251,523	162,461	305,657	-
HIV – SBIR Grant	-	32,854	-	256,050	-
Total	$214,765	$340,716	$754,022	$650,280	$1,835,225

Collaboration Revenues – In addition to the grant revenues above, during the three-month and nine-month periods ended September 30, 2019 we recorded revenues associated with several research collaborations with third parties of $118,444 and $153,360, respectively, as compared to $8,628 and $13,628, respectively, during the comparable periods of 2018.

Research and Development Expenses

Our research and development expenses were $467,674 and $1,474,619 for the three-month and nine-month periods ended September 30, 2019 as compared to $557,696 and $1,416,892 for the comparable periods of 2018. Research and development expense for the three-month and nine-month periods of 2019 includes stock-based compensation expense of $11,006 and $33,647 respectively, as compared to $10,759 and $32,221, respectively, for the comparable periods of 2018 (see discussion under “Stock-Based Compensation Expense” below).

Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on our need for vaccine manufacturing by third parties, the timing of expenditures related to our government grants, the timing of costs associated with any clinical trials being funding directly by us, and other factors. Research and development expenses increased by $57,727, or 4%, from the nine-month period of 2018 to 2019 primarily due to the timing of expenditures related to our government grants. Our research and development costs do not include costs incurred by the HIV Vaccine Trials Network (HVTN) in conducting clinical trials of our preventive HIV vaccines; those costs are funded directly to the HVTN by NIAID.

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

General and Administrative Expenses

Our general and administrative expenses were $291,475 and $1,214,189 for the three-month and nine-month periods ended September 30, 2019, as compared to $458,974 and $1,175,399 during the comparable periods of 2018. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and other general corporate expenses. General and administrative expense for the three-month and nine-month periods of 2019 include stock-based compensation expense of $21,342 and $257,097, respectively; as compared to $131,754 and $243,204, respectively, for the comparable periods of 2018 (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $270,133 and $957,092 during the three-month and nine-month periods ended September 30, 2019, respectively, as compared to $327,220 and $932,195, respectively during the comparable periods of 2018, representing an increase of $24,897 (2.7%) from the nine-month period of 2018 to 2019. We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

For the three-month and nine-month periods ended September 30, 2019 and 2018, the components of stock-based compensation expense were as follows:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
	2019	2018	2019	2018
Stock option expense	$26,348	$85,370	$79,664	$132,569
Stock issued for services	6,000	57,143	211,080	142,856
Total stock-based compensation expense	$32,348	$142,513	$290,744	$275,425

In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted. For the three-month and nine-month periods ended September 30, 2019 and 2018, stock-based compensation expense was allocated as follows:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
Expense Allocated to:	2019	2018	2019	2018
General and administrative expense	$21,342	$131,754	$257,097	$243,204
Research and development expense	11,006	10,759	33,647	32,221
Total stock-based compensation expense	$32,348	$142,513	$290,744	$275,425

Other Income (Expense)

Interest income for the three-month and nine-month periods ended September 30, 2019 was $2,560 and $4,665, respectively, as compared to $1,058 and $4,092, respectively, for comparable periods of 2018. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations. Interest expense for the three-month and nine-month periods ended September 30, 2019 was $1,054 and $3,275, respectively, as compared to $625 and $1,458, respectively, for comparable periods of 2018. Interest expense relates to the GRA Note and financing costs associated with insurance premiums.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None not previously disclosed on Form 8-K.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable

Item 5	Other Information

None.

Item 6	Exhibits

Exhibit
Number	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 30, 2019 (1)
4.1	Form of Stock Certificate to be issued after April 30, 2019 to represent the Company’s Common Stock, par value $0.001 (1)
4.2.1	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (2)
4.2.2	Form of Stock Certificate for the Series F Convertible Preferred Stock (2)
4.3.1	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (3)
4.3.2	Form of Stock Certificate for the Series G Convertible Preferred Stock (3)
4.4.1	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (4)
4.4.2	Form of Stock Certificate for the Series H Convertible Preferred Stock (4)
4.5.1	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock (5)
4.5.2	Form of Stock Certificate for the Series I Convertible Preferred Stock (5)
10.1	Form of Exchange Agreement, dated February 18, 2019 (2)
10.2	Form of Securities Purchase Agreement dated February 25, 2019 (3)
10.3	Form of Series I Common Stock Purchase Warrant (3)
10.4	Form of Exchange Agreement, dated July 16, 2019 (4)
10.5	Form of Securities Purchase Agreement dated July 24, 2019 (5)
21.1*	Subsidiaries of the Registrant
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

GEOVAX LABS, INC. (Registrant)

Date: November 7, 2019	By: /s/ Mark W. Reynolds
Mark W. Reynolds Chief Financial Officer (duly authorized officer and principal financial officer)