Form 10-K/A
period 2019-12-31
GeoVax Labs, Inc.
filed 2020-04-28
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For fiscal year ended December 31, 2019

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

Number of shares of Common Stock outstanding as of April 24, 2020: 13,819,101

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of GeoVax Labs, Inc. for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission on March 24, 2020 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

ii

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers as of April 24, 2020:

Name	Age	Current Position
David A. Dodd	70	Chairman of the Board of Directors, President and Chief Executive Officer
Mark W. Reynolds, CPA	58	Chief Financial Officer and Corporate Secretary
Harriet L. Robinson, Ph.D.	82	Chief Scientific Officer Emeritus, Director
Farshad Guirakhoo, Ph.D.	66	Chief Scientific Officer
Robert T. McNally Ph.D.	72	Director
Randal D. Chase, Ph.D. (1)(2)(3)	70	Independent Director
Dean G. Kollintzas (1)(2)(3)	46	Independent Director
John N. Spencer, Jr. (1)(2)(3)	79	Independent Director

(1)	Member of the Compensation Committee of the Board of Directors.
(2)	Member of the Nominating and Governance Committee of the Board of Directors.
(3)	Member of the Audit Committee of the Board of Directors.

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

Harriet L. Robinson, Ph.D. Dr. Robinson is a co-founder of the Company, first serving as Senior Vice President, Research and Development in November 2007 before becoming Chief Scientific Officer in February 2008, a position she held until the appointment of Farshad Guirakhoo, PhD as Chief Scientific Officer in January 2017. Dr. Robinson is now Chief Scientific Officer Emeritus and continues to serve as director of GeoVax’s HIV vaccine program on a part-time basis. Dr. Robinson was elected to the Board of Directors in June 2008. From 1999 to February 2008, Dr. Robinson served as the Asa Griggs Candler Professor of Microbiology and Immunology at Emory University in Atlanta, Georgia, and from 1998 to February 2008 as Chief, Division of Microbiology and Immunology, Yerkes National Primate Research Center. She was Professor of Pathology at the University of Massachusetts Medical Center from 1988 to 1997 and Staff, then Senior, then Principal Scientist at the Worcester Foundation for Experimental Biology from 1977 to 1987. Dr. Robinson received a Bachelor of Arts degree from Swarthmore College and M.S. and Ph.D. degrees from the Massachusetts Institute of Technology. The Board of Directors has concluded that Dr. Robinson should serve on its Board of Directors by virtue of her extensive knowledge of the Company’s technology as its scientific founder.

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

Robert T. McNally, Ph.D. Dr. McNally joined the Board of Directors in December 2006 and was appointed as our President and Chief Executive Officer effective April 1, 2008, a position he held until his retirement in September 2018. From 2000 to March 2008, Dr. McNally served as Chief Executive Officer of Cell Dynamics LLC, a cGMP laboratory services company. Previously, Dr. McNally was a co-founder and Senior Vice President of Clinical Research for CryoLife, Inc., a pioneering company in transplantable human tissues. He has over 35 years of experience in academic and corporate clinical investigations, management, research, business, quality and regulatory affairs. Dr. McNally is a Fellow of the American Institute for Medical and Biological Engineering, served on the advisory boards of the Petit Institute for Bioengineering and Dupree College of Management at the Georgia Institute of Technology, and is a former Chairman of Georgia Bio, a state trade association. Dr. McNally graduated with a Ph.D. in biomedical engineering from the University of Pennsylvania. The Board of Directors has concluded that Dr. McNally should serve on its Board of Directors by virtue of his prior business and scientific experience, including his experience as Chief Executive Officer of Cell Dynamics, LLC and as Senior Vice President of Clinical Research for CryoLife, Inc., and due to his involvement with the Company as its former President and Chief Executive Officer.

Randal D. Chase, Ph.D. Dr. Chase joined the Board of Directors in March 2015. Dr. Chase is an experienced pharmaceutical and biotechnology executive who currently serves as a business advisor and consultant to companies in the life science sector. He also serves as a director for Mirexus Biotechnologies, Inc. and as Chairman for Glysantis, Inc. From February 2017 to April 2018, Dr. Chase was President and Chief Executive Officer of Advanced Proteome Therapeutics Corporation, a publicly-held biopharmaceutical company; he served as a member of that company’s board of directors from 2015 to April 2018. He served as Chairman of the Board for Medicago, Inc. until its sale to Mitsubishi Tanabe Pharma Corporation in 2013. From 2006 to 2011, he served as President and Chief Executive Officer of Immunovaccine, Inc., a clinical-stage biotechnology company developing vaccines against cancer and infectious diseases. Dr. Chase is also a former president of Shire Biologics, North American Vaccine, Pasteur Merieux Connaught, and Quadra Logic Technologies, Inc. His early career was at Bristol Myers and Glaxo Pharmaceuticals. Dr. Chase attended the Senior Executive Program of the London Business School in the United Kingdom, holds a Bachelor of Sciences degree in biochemistry from Bishop’s University and a Ph.D. in biochemistry from the University of British Columbia. Dr. Chase completed a post-doctoral fellowship at the McArdle Cancer Institute of the University of Wisconsin. The Board of Directors has concluded that Dr. Chase should serve on the Board of Directors due to his extensive leadership experience in the pharmaceutical industry, and the vaccine industry in particular.

Dean G. Kollintzas. Mr. Kollintzas joined the Board of Directors in September 2006. Since 2001 Mr. Kollintzas has been an intellectual property attorney specializing in biotechnology and pharmaceutical licensing, FDA regulation, and corporate/international transactions. He is a member of the Wisconsin and American Bar Associations. Since 2004, Mr. Kollintzas has been in private practice. In 2014, he founded Procare Clinical, LLC, a clinical trial management company headquartered in Naperville, IL. Mr. Kollintzas received a microbiology degree from the University of Illinois and a J.D. from the University of New Hampshire School of Law. The Board of Directors has concluded that Mr. Kollintzas should serve on the Board of Directors by virtue of his experience with intellectual property matters, biotechnology and pharmaceutical licensing, and FDA regulation.

John N. (Jack) Spencer, Jr., CPA Mr. Spencer joined the Board of Directors in September 2006. Mr. Spencer is a certified public accountant and was a partner of Ernst & Young LLP where he spent more than 38 years until he retired in 2000. Mr. Spencer serves as a director of ClearPoint Neuro, Inc., a medical device company, where he also chairs the audit committee. He also serves on the board of one privately held company and as a consultant to various companies primarily relating to financial accounting and reporting matters. Mr. Spencer received a Bachelor of Science degree from Syracuse University, and he earned an M.B.A. degree from Babson College. He also attended the Harvard Business School Advanced Management Program. The Board of Directors has concluded that Mr. Spencer should serve on the Board of Directors by virtue of his experience at Ernst & Young LLP where he was the partner in charge of that firm’s life sciences practice for the southeastern United States, and his clients included a large number of publicly-owned and privately-held medical technology companies, together with his continuing expertise as a director of, and a consultant to, other publicly owned and privately held companies.

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

Audit Committee

The separately-designated standing Audit Committee of the Board provides assistance to the Board of Directors in fulfilling its oversight responsibility relating to: (i) the integrity of the Company’s financial statements; (ii) the effectiveness of the Company’s internal control over financial reporting; (iii) the Company’s compliance with legal and regulatory requirements; and (iv) the independent registered public accounting firm’s qualifications, independence and performance. The Audit Committee is responsible for reviewing our policies with respect to risk assessment and risk management, and for monitoring our business risk practices. It also prepares the Audit Committee report that SEC proxy rules require for this proxy statement. Our Audit Committee is currently comprised of Mr. Spencer (Chairman), Mr. Chase, and Mr. Kollintzas. Our Board of Directors has determined that each member of the committee is independent in accordance with the criteria of independence set forth in Section 301(3)(B) of the Sarbanes-Oxley Act of 2002, and Rule 5605(c)(2) of the Nasdaq Listing Rules and that Mr. Spencer qualifies as an “audit committee financial expert” as defined by the SEC’s rules. The Audit Committee has adopted a charter, a current copy of which is available on our website at www.geovax.com.

Director Nomination Process

Our Nominating and Corporate Governance Committee is responsible for making recommendations on nominees for election as directors to the Board of Directors. We do not have specific minimum qualifications that a person must meet in order to serve on our Board of Directors, nor do we have a formal policy about the consideration of any director candidates recommended by stockholders. However, our Nominating and Governance Committee, and our Board of Directors, believe that directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s stockholders. Each director must also be able to dedicate the time and resources sufficient to ensure the diligent performance of his or her duties. Further, our Board of Directors is intended to encompass a range of talents, experience, skills, backgrounds, and expertise sufficient to provide sound and prudent guidance with respect to the operations and interests of GeoVax and its stockholders. We do not have a formal policy on Board diversity as it relates to race, gender, or national origin.

GeoVax considers persons for nomination for election to the Board of Directors from any source, including stockholder recommendations. The Nominating and Governance Committee does not evaluate candidates differently based on who has made the recommendation. Consideration of nominee candidates typically involves a series of internal discussions, a review of information concerning candidates, and interviews with selected candidates. To date, no third parties have been engaged to assist us in finding suitable candidates to serve as directors. All of our nominees are directors standing for re-election. The nomination of each director was recommended by the Nominating and Governance Committee, and the Board of Directors followed the recommendation.

Our Nominating and Governance Committee will consider stockholder recommendations for directors sent to GeoVax Labs, Inc., 1900 Lake Park Drive, Suite 380, Smyrna, Georgia 30080, Attention: Chairman of the Nominating and Governance Committee. Any recommendation from a stockholder should include the name, background and qualifications of such candidate and should be accompanied by evidence of such stockholder’s ownership of GeoVax’s common stock. The Nominating and Governance Committee may ask for additional information.

A stockholder making any proposal shall also comply with all applicable requirements of the Securities Exchange Act of 1934.

Item 11.      Executive Compensation

Summary Compensation Table

The following table sets forth all compensation awarded or earned for employment services during 2019 and 2018 by (i) each person who served as our chief executive officer during 2019, and (ii) our two other most highly compensated executive officers (collectively referred to as the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards (2) ($)		All Other Compensation ($)		Total ($)
David A. Dodd (1)	2019	$250,000	(3)	$-	$-		$917	(8)	$250,914
President and CEO	2018	83,333	(3)	-	73,950	(6)	-		157,283
Mark W. Reynolds	2019	234,392	(4)	-	-		5,625	(8)	240,017
Chief Financial Officer	2018	234,392	(4)	-	13,500	(7)	5,514	(8)	253,406
Farshad Guirakhoo, PhD	2019	250,000	(5)	-	-		21,648	(9)	271,648
Chief Scientific Officer	2018	250,000	(5)	-	11,250	(7)	21,425	(9)	282,675

(1)

On September 1, 2018, Mr. Dodd became our President and CEO. As discussed below under “Director Compensation Plan”, directors who are employees of the Company receive no compensation for their service as directors. The compensation reported in this table for Mr. Dodd therefore reflects only compensation related to his service as President and CEO; compensation for his service as a non-employee director (prior to September 1, 2018) is shown in the “Director Compensation” table below.

(2)

Represents the grant date fair value of the stock options for financial statement reporting purposes. See footnotes 2 and 7 to our consolidated financial statements for the year ended December 31, 2018 for a discussion of the assumptions made and methods used for determining stock compensation values.

(3)	Includes $25,000 and $8,333 paid in cash for 2019 and 2018, respectively; payment of the remainder is deferred. See the discussion under “Employment Agreements” below.
(4)	Includes $140,635 paid in cash for each of 2019 and 2018; payment of the remainder is deferred. See the discussion under “Employment Agreements” below.
(5)	Includes $187,500 paid in cash for each of 2019 and 2018; payment of the remainder is deferred. See the discussion under “Employment Agreements” below.
(6)

Represents the grant date fair value of $61,800 for stock options granted on September 1, 2018 and $14,130 for stock options granted on December 17, 2018. As a result of the Company’s reverse stock splits in April 2019 and in January 2020, as of December 31, 2019, only a negligible number of these options remain outstanding.

(7)

Represents the grant date fair value of stock option grant on December 17, 2018. As a result of the Company’s reverse stock splits in April 2019 and in January 2020, as of December 31, 2019, only a negligible number of these options remain outstanding.

(8)	Represents employer matching contributions to the Company’s 401(k) retirement plan.
(9)	Represents $3,648 and $3,425 of employer matching contributions to the Company’s 401(k) retirement plan for 2019 and 2018, respectively, and $18,000 in housing expense allowances for each year.

Employment Agreements

David A. Dodd. Mr. Dodd serves as our President and Chief Executive Officer under an employment agreement dated September 1, 2018. The employment agreement has no specified term. The employment agreement provides for an initial annual salary of $250,000 to Mr. Dodd, subject to periodic increases as determined by the Board. Mr. Dodd is also eligible for an annual bonus, as determined by the Board, with an initial target of 65% of his base salary. No bonus was awarded to Mr. Dodd for 2019 or 2018. Mr. Dodd is eligible for annual grants of additional awards from our equity incentives plans as determined by the Board. Mr. Dodd also is eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees. To help conserve the Company’s cash resources, as part of his employment agreement. Mr. Dodd agreed to defer a portion of his base salary, effectively reducing his current annualized salary to $25,000. As of December 31, 2019, Mr. Dodd’s accumulated salary deferral is $300,000.

Mark W. Reynolds. Mr. Reynolds serves as our Chief Financial Officer under an employment agreement dated January 1, 2010 and amended on October 22, 2013. The employment agreement has no specified term. The employment agreement provided for an initial annual salary of $212,600 to Mr. Reynolds, subject to periodic increases as determined by the Compensation Committee. Mr. Reynolds’ current annualized base salary is $234,392. The Board of Directors may also approve the payment of a discretionary bonus annually. Mr. Reynolds is eligible for grants of awards from our equity incentive plans and is eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees. In April 2016, to help conserve the Company’s cash resources, Mr. Reynolds agreed to defer a portion of his base salary, effectively reducing his annualized salary from $234,392 to $140,635. As of December 31, 2019, Mr. Reynolds’ accumulated salary deferral is $343,775.

Farshad Guirakhoo, PhD. Dr. Guirakhoo serves as our Chief Scientific Officer under an employment agreement dated October 19, 2015 and amended on December 15, 2015. The employment agreement has no specified term. The employment agreement provided for an initial annual salary of $250,000 to Dr. Guirakhoo, subject to periodic increases as determined by the Compensation Committee. Dr. Guirakhoo’s current annualized base salary is $250,000. The Board of Directors may also approve the payment of a discretionary bonus annually. Dr. Guirakhoo is eligible for grants of awards from our equity incentive plans and is eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees. We are also paying him a monthly housing allowance of $1,500 ($18,000 annually). In July 2017, to help conserve the Company’s cash resources, Dr. Guirakhoo agreed to defer a portion of his base salary, effectively reducing his annualized salary from $250,000 to $187,500. As of December 31, 2019, Dr. Guirakhoo’s accumulated salary deferral is $156,250.

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

Our employment agreements with Mr. Reynolds and Dr. Guirakhoo provide that, if we terminate their employment without cause, we will pay a severance payment in the form of monthly payments of base salary for a period equal to one week for each full year of service (13 weeks as of December 31, 2019 for Mr. Reynolds and 4 weeks for Dr. Guirakhoo). Additionally if we terminate Mr. Reynolds or Dr. Guirakhoo’s employment at any time during the three month period which immediately precedes a change in control (as defined in the amended employment agreement) or during the one year period following a change in control, then we would pay an amount in cash equal to (a) two times their then base salary and target annual bonus, (b) two times the cost to provide 401(k) or other deferred compensation or health and welfare benefits to them, and (c) a tax gross-up payment (if an excise tax is imposed by §4999 of the Internal Revenue Code or any related interest or penalties are incurred by them). The change of control provision also provides for full and complete vesting of all stock option grants held by them.

Outstanding Equity Awards

GeoVax has historically awarded stock options to its senior management and other employees, pursuant to the GeoVax Labs, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) and the GeoVax Labs, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2016 Plan replaces the 2006 Plan, which expired September 28, 2016, and no further grants may be made under the 2006 Plan. The terms of these awards typically provide for vesting over a defined period of time, generally three years. The options expire if not exercised within ten years from the date of grant. The Company does not have a formula for determining stock option awards. Awards are generally based on the subjective judgment of the President and Chief Executive Officer and on the Compensation Committee’s subjective judgment.

The 2006 Plan and the 2016 Plan, which we refer to as the “Plans,” each contain provisions that could lead to an accelerated vesting of options or other awards. In the event of certain change-in-control transactions described in the Plans, (i) outstanding options or other awards may be assumed, converted or replaced; (ii) the successor corporation may substitute equivalent options or other awards or provide substantially similar consideration to Plan participants as were provided to stockholders (after taking into account the existing provisions of the options or other awards); or (iii) the successor corporation may replace options or awards with substantially similar shares or other property. In the event the successor corporation (if any) refuses to assume or substitute options or other awards as described (i) the vesting of any or all options or awards granted pursuant to the Plans will accelerate upon the change-in-control transaction, and (ii) any or all options granted pursuant to the Plans will become exercisable in full prior to the consummation of the change-in-control transaction at such time and on such conditions as the Compensation Committee determines. If the options are not exercised prior to the consummation of the change-in-control transaction, they shall terminate at such time as determined by the Compensation Committee. Subject to any greater rights granted to Plan participants under the Plans, in the event of the occurrence of a change-in-control transaction any outstanding options or other awards will be treated as provided in the applicable agreement or plan of merger, consolidation, dissolution, liquidation, or sale of assets. If the Company had experienced a change-in-control event as described in the Plans on December 31, 2019, the value of accelerated options for each Named Executive Officer would be $-0-.

As a result of the Company’s reverse stock splits in April 2019 and in January 2020, there is a total of 11 stock options outstanding as of December 31, 2019 and held by Directors and Executive Officers. The exercise prices range from $26,600 to $50,000 per post-split share. No Director or Executive Officer has options to acquire more than 3 shares in the aggregate.

Director Compensation

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ending December 31, 2019 by each individual who served as a director at any time during the fiscal year.

Name	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randal D. Chase	34,300	-	-				34,300
David A. Dodd (1)	-	-	-	-	-	-	-
Dean G. Kollintzas	23,400	-	-	-	-	-	23,400
Robert T. McNally	16,500	-	-	-	-	-	16,500
Harriet L. Robinson (1)	-	-	-	-	-	-	-
John N. Spencer, Jr.	39,350	-	-	-	-	-	39,350

(1)

On September 1, 2018, Mr. Dodd became our President and CEO. As discussed below under “Director Compensation Plan” directors who are employees of the Company receive no compensation for their service as directors. The compensation reported in this table for Mr. Dodd therefore reflects only that compensation related to his service as director; his compensation for service as President and CEO is shown in the “Summary Compensation” table above. Dr. Robinson was also an employee of the Company during the entirety of 2019 and received no compensation for her service as a director.

(2)	See “Cash Fees” below for information regarding deferrals of payment of these fees.
(3)

There were no grants of stock options to directors during the year ended December 31, 2019. As a result of the Company’s reverse stock splits in April 2019 and in January 2020, there are a negligible number of stock options outstanding as of December 31, 2019.

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

Cash Fees – For 2019, each non-employee director earned an annual retainer (paid quarterly) of $5,000 for service as a member of the Audit Committee and $3,300 for service as a member of the Compensation Committee or the Nominating and Corporate Governance Committee. The Chairman of the Audit Committee earned an annual retainer of $9,000, and the Chairman of each of the Compensation Committee and the Nominating and Corporate Governance Committee earned an annual retainer of $6,000. These retainers were also paid quarterly. Non-employee directors also earned fees for each Board of Directors or Committee meeting attended as follows: $3,000 for in person Board of Directors meetings ($1,500 for telephonic meetings), $1,000 for in person Committee meeting chaired ($750 for telephonic meetings), and $500 for in person Committee meeting attended as a non-chair member ($400 for telephonic meetings). Until his employment as our President and CEO effective September 1, 2018, Mr. Dodd served as our non-employee Chairman of the Board, earning an annual retainer of $30,000 (paid quarterly) and with no additional fees for Board meetings attended, but did earn additional fees for committees on which he served. Subsequent to his employment as our President and CEO, Mr. Dodd is continuing to serve as our Board Chairman, but as an employee he is not entitled to receive additional compensation for his service as a member of the Board.

During 2016, to help conserve the Company’s cash resources, each of our non-employee directors agreed to defer receipt of a portion (at varying levels) of their respective cash fees earned; in January 2017 and continuing through 2019 such deferrals have been 100% for all non-employee directors. As of December 31, 2019, the accumulated deferrals were $95,500 for Mr. Chase, $102,675 for Mr. Dodd, $67,819 for Mr. Kollintzas, $21,000 for Dr. McNally, and $122,225 for Mr. Spencer.

Stock Option Grants –We currently do not have a formula for determining stock option grants to directors (upon their election to the Board of Directors, or otherwise). Such option grants are currently determined by the Board of Directors, upon recommendation by the Compensation Committee based on the Compensation Committee’s annual deliberations and review of the director compensation structure of similar companies. At its meeting in December 2019, upon a recommendation of the Compensation Committee, the Board of Directors determined to defer any decisions concerning stock option grants until after the pending reverse stock split which was to be voted upon by the Company’s stockholders at a meeting held on January 3, 2020. The Board subsequently has not made any further decisions in this regard.

Expense Reimbursement – All directors are reimbursed for expenses incurred in connection with attending meetings of the Board of Directors and committees.

Item 12.     Security Ownership of Certain Beneficial Owners and Managementand Related Stockholder Matters

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 24, 2020 by (i) each director; (ii) each of the executive officers named in the summary compensation table; (iii) all executive officers and directors as a group; and (iv) each additional person who is known by us to beneficially own more than 5% of our Common Stock. Except as otherwise indicated in footnotes to this table or, where applicable, to the extent authority is shared by spouses under community property laws, to our knowledge, the holders listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Common Stock
Amount and Nature
	of Beneficial	Percent
Name of Beneficial Owner	Ownership	of Class (1)
Directors and Executive Officers: (2)(3)	-	*
Randal Chase	-	*
David A. Dodd	-	*
Farshad Guirakhoo	-	*
Dean G. Kollintzas	-	*
Robert T. McNally	-	*
Mark W. Reynolds	-	*
Harriet L. Robinson	-	*
John N. Spencer, Jr.	-	*
All executive officers and directors as a group (8 persons)	-	*
5% Stockholders:
Sabby Healthcare Master Fund, Ltd (4)	725,800	4.99%
Sabby Volatility Warrant Master Fund, Ltd (4)	725,800	4.99%

* Less than 1%

(1)

This table is based upon information supplied by officers and directors, and with respect to principal stockholders, Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 13,819,101 shares of Common Stock outstanding as of April 24, 2020. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of April 24, 2020, as well as shares of preferred stock which may be converted (subject to specified limits) at any time at the option of the holder, are deemed outstanding.

(2)	Except as otherwise indicated, the business address of each director and executive officer listed is c/o GeoVax Labs, Inc., 1900 Lake Park Drive, Suite 380, Smyrna, Georgia 30080.
(3)

As a result of the Company’s reverse stock splits in April 2019 and in January 2020, all beneficial ownership of securities then held by each director and executive officer was either eliminated or reduced to a de minimis number.

(4)

The address for these stockholders is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. Includes a combined total of up to an aggregate of 725,800 shares of Common Stock beneficially owned by the Sabby entities, which are issuable upon conversion of our outstanding Series J preferred stock and/or exercise of stock purchase warrants. The convertible preferred stock contain conversion limitations providing that a holder thereof may not convert to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the outstanding shares of Common Stock immediately after giving effect to such conversion. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. If no conversion limitations were applicable, as of April 24, 2020, the number of shares of our Common Stock these shareholders would beneficially own is indeterminable. As of April 24, 2020, the Sabby entities hold preferred stock with an aggregate stated value of $300,000 which is convertible into Common Stock at any time at a conversion generally equal to 80% of the lowest volume weighted average price of the Common Stock during the ten trading days immediately preceding the delivery of a notice of conversion. The Sabby entities also hold fully exercisable warrants to purchase a combined total of 217,488 shares of Common Stock. Sabby Management, LLC shares voting and investment power with respect to these shares on behalf of these stockholders.  As manager of Sabby Management, LLC, Hal Mintz also shares voting and investment power on behalf of these stockholders.  Each of Sabby Management, LLC and Hal Mintz disclaim beneficial ownership over the securities listed except to the extent of their pecuniary interest therein.  Except as described above, none of the holders has had, within the past three years, any position, office or other material relationship with the Company or any of our predecessors or affiliates.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2019, the number of our equity securities subject to outstanding options, warrants or other rights, and the number of securities remaining available for future issuance under our existing equity compensation plans is de minimis representing the right to acquire only 11 shares in the aggregate. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence,” for additional information on the outstanding Series H and Series I Warrants outstanding.

Item 13.     Certain Relationships and Related Party Transactions, and Director Independence

Transactions with Related Parties

Other than compensation arrangements for our Named Executive Officers and directors, we describe below each transaction since January 1, 2018, to which we were a party or will be a party, in which the amount exceeds $120,000 (or, if less, 1% of the average of our total assets amount at December 31, 2019 and 2018) and in which any related party had or will have a direct or indirect material interest. In the context of these disclosures, the term “related party” includes any party known by us to be a beneficial holder of more than 5% of our common stock. Compensation arrangements for our named executive officers and directors are described above under “Executive Compensation.”

Series E Convertible Preferred Stock and Series G Warrants

On March 5, 2018, we entered into a Securities Purchase Agreement (the “2018 Securities Purchase Agreement”) with Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (collectively, the “Purchasers”), each of which beneficially owned more than 5% of our Common Stock, providing for the issuance and sale to the Purchasers of an aggregate of 600 shares of our Series E Convertible Preferred Stock (the “Series E Preferred Shares”) for gross proceeds to the Company of $600,000. On September 5, 2018, the Company and the Purchasers agreed that the Company would issue the Purchasers an additional 600 Series E Preferred Shares for gross proceeds of $600,000.

The Series E Preferred Shares do not have voting rights except as required by law and are not entitled to a dividend. When issued, the Series E Conversion Shares (as defined below) will have the voting rights afforded to all shares of Common Stock. The Series E Preferred Shares have a liquidation preference equal to the initial purchase price. The Series E Preferred Shares may be converted at any time at the option of the Purchasers into shares of our Common Stock (subject to certain limitations set forth in the Certificate of Designation) (the “Series E Conversion Shares”) at a conversion price (initially $80,000 per share) as defined by the Certificate of Designation which authorized the Series E Convertible Preferred Stock (the “Series E Conversion Price”). The Certificate of Designation contains price adjustment provisions, which may, under certain circumstances, reduce the Series E Conversion Price on several future dates according to a formula based on the then-current market price for our common stock. Effective with the second issuance of Series E Preferred Shares to the Purchasers on September 5, 2018, the Series E Conversion Price was reduced to $25,400 per share. No holder of Series E Preferred Shares may convert the Series E Preferred Shares if such conversion would cause such holder’s beneficial ownership of Common Stock to exceed 9.99%. On February 18, 2019 all outstanding Series E Preferred Shares (1,200 shares) were exchanged for our Series F Convertible Preferred Stock, as described below.

Pursuant to the 2018 Securities Purchase Agreement, on September 5, 2018 the Purchasers were also issued Series G Common Stock Purchase Warrants (the “Series G Warrants”), to purchase shares of our Common Stock.  The Series G Warrants were originally issued for the purchase of up to 47,169,812 shares of our Common Stock in the aggregate with an exercise price of $0.02544 per share. Subsequent to the reverse stock splits of our Common Stock in April 2019 and in January 2020, the Series G Warrants were automatically adjusted such that they are now for the purchase of 48 shares of our Common Stock in the aggregate with an exercise price of $25,440 per share. The Series G Warrants are fully exercisable and have a term equal to 3 years from the date of issuance. The Series G Warrants contain anti-dilution and price adjustment provisions, which may, under certain circumstances reduce the exercise price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the exercise price of the Series G Warrants, or if we announce plans to do so.

Term Promissory Notes and Series H Warrants

On December 27, 2018, we entered into an agreement with Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (collectively, the “Purchasers”), each of which beneficially owned more than 5% of our Common Stock pursuant to which we issued two Term Promissory Notes (“Notes”) and Series H Common Stock Purchase Warrants (“Series H Warrants”) to the Purchasers in exchange for aggregate gross proceeds of $250,000. The non-interest-bearing Notes were initially due on January 22, 2019 but were subsequently extended and then cancelled pursuant to our issuance of Series F and Series G Convertible Preferred Stock as described below.

The Series H Warrants were originally issued for the purchase of up to 10,000,000 shares of our Common Stock in the aggregate with an exercise price of $0.025 per share. Subsequent to the reverse stock splits of our Common Stock in April 2019 and in January 2020, the Series H Warrants were automatically adjusted such that they are now for the purchase of 217,392 shares of our Common Stock in the aggregate with an exercise price of $1.15 per share. The Series H Warrants are fully exercisable and have a term equal to three years from the date of issuance. The Series H Warrants contain anti-dilution and price adjustment provisions, which may, under certain circumstances reduce the exercise price to match if we take specified actions which involve share prices for our common stock or common stock equivalents at a price lower than the exercise price of the Series H Warrants, or if the Company effects certain changes to its outstanding capital stock.

Series F Convertible Preferred Stock

On February 18, 2019, we entered into Exchange Agreements (the “February Exchange Agreements”) with the Purchasers pursuant to which the Purchasers exchanged an aggregate of 1,563.146 shares of our Series C Convertible Preferred Stock (“Series C Preferred Shares”), and 1,200 shares of our Series E Convertible Preferred Stock (“Series E Preferred Shares”) held by them for an aggregate of 2,763.146 shares of our Series F Convertible Preferred Stock (“Series F Preferred Shares” and such transaction, the “February Exchange”). Upon consummation of the February Exchange, the shares of Series C Preferred Shares and Series E Preferred Shares subject to the February Exchange were cancelled and no Series C Preferred Shares or Series E Preferred Shares remain outstanding. The February Exchange Agreements also extended the maturity date of the Notes, dated December 27, 2018, made by the Company in favor of the Purchasers to June 22, 2019.

The Series F Preferred Shares do not have voting rights except as required by law and are not entitled to a dividend. When issued, the Series F Conversion Shares (as defined below) will have the voting rights afforded to all shares of Common Stock. The Series F Preferred Shares have a liquidation preference equal to the initial purchase price. The Series F Preferred Shares may be converted at any time at the option of the Purchasers into that number of shares of Common Stock (subject to certain limitations set forth in the Certificate of Designation) (the “Series F Conversion Shares”) determined by dividing the stated value of the Series F Preferred Shares by the conversion price, which is equal to the lesser of (i) $15,000 per share and (ii) 90% of the volume weighted average price of the Common Stock immediately preceding the delivery of a notice of conversion. If the Series F Conversion Shares are not delivered within two trading days of the conversion date selected by the holder of Series F Preferred Shares, such holder shall be entitled to liquidated damages and to rescind the conversion. The Certificate of Designation contains price adjustment provisions, which may, under certain circumstances reduce the conversion price on several future dates according to a formula based on the then-current market price for the Common Stock. No holder of Series F Preferred Shares may convert the Series F Preferred Shares if such conversion would cause such holder’s beneficial ownership of Common Stock to exceed 9.99%.

Between March 19 and July 10, 2019, the Purchasers converted 506.6122 Series F Preferred Shares into an aggregate of 191 shares of our Common Stock, and on July 17, 2019 all remaining outstanding Series F Preferred Shares (2,256.5338 shares) were exchanged for our Series H Convertible Preferred Stock, as described below.

Series G Convertible Preferred Stock and Series I Warrants

On February 25, 2019, we entered into a Securities Purchase Agreement (the “February Securities Purchase Agreement”) with the Purchasers providing for the issuance and sale to the Purchasers of an aggregate of up to 1,000 shares of our Series G Convertible Preferred Stock (the “Series G Preferred Shares”) and related warrants for gross proceeds of up to $1.0 million, to be funded at up to three different closings. At the first closing on February 25, 2019, we issued 500 Series G Preferred Shares and related warrants in exchange for the payment by the Purchasers of $250,000 in the aggregate, plus the cancellation by them of Term Notes due to them from the Company in the aggregate amount of $250,000. At the second and third closings, which occurred on April 26 and June 19, 2019, we issued an aggregate of 500 additional shares of Series G Preferred Stock and related warrants in exchange for the payment by the Purchasers of a total of $500,000.

The Series G Preferred Shares do not have voting rights except as required by law and are not entitled to a dividend. When issued, the Series G Conversion Shares (as defined below) will have the voting rights afforded to all shares of Common Stock. The Series G Preferred Shares have a liquidation preference equal to the initial purchase price. The Series G Preferred Shares may be converted at any time at the option of the Purchasers into that number of shares of Common Stock (subject to certain limitations set forth in the Certificate of Designation) (the “Series G Conversion Shares”) determined by dividing the stated value of the Series G Preferred Shares by the conversion price, which is equal to the lesser of (i) $15,000 per share and (ii) 90% of the volume weighted average price of the Common Stock immediately preceding the delivery of a notice of conversion. If the Series G Conversion Shares are not delivered within two trading days of the conversion date selected by the holder of Series G Preferred Shares, such holder shall be entitled to liquidated damages and to rescind the conversion. The Certificate of Designation contains price adjustment provisions, which may, under certain circumstances reduce the conversion price on several future dates according to a formula based on the then-current market price for the Common Stock. No holder of Series G Preferred Shares may convert the Series G Preferred Shares if such conversion would cause such holder’s beneficial ownership of Common Stock to exceed 9.99%. On July 17, 2019 all outstanding Series G Preferred Shares (1,000 shares) were exchanged for our Series H Convertible Preferred Stock, as described below.

Pursuant to the February Securities Purchase Agreement, at each closing each Purchaser was issued a Series I Common Stock Purchase Warrant (“Series I Warrants”), to purchase up to a number of shares of the Company’s Common Stock equal to 100% of the Series G Conversion Shares underlying the Series G Preferred Shares issued to such Purchaser for cash. The Series I Warrants were originally issued for the purchase of up to 33,333,332 shares of our Common Stock in the aggregate with an exercise price of $0.015 per share. Subsequent to the reverse stock splits of our Common Stock in April 2019 and in January 2020, the Series I Warrants were automatically adjusted such that they are now for the purchase of 48 shares of our Common Stock in the aggregate with an exercise price of $15,000 per share. The Series I Warrants are exercisable six months from the issuance date and have a term of exercise equal to five years from the date they first become exercisable. The Series I Warrants contain anti-dilution and price adjustment provisions, which may, under certain circumstances reduce the exercise price to match if we take specified actions which involve share prices for our common stock or common stock equivalents at a price lower than the exercise price of the Series I Warrants, or if we announce plans to do so. The number of shares subject to Series I Warrants will also increase so that the aggregate exercise price remains the same for each Series I Warrant.

Series H Convertible Preferred Stock

On July 17, 2019, we entered into Exchange Agreements (the “July Exchange Agreements”) with the Purchasers pursuant to which the Purchasers exchanged an aggregate of 2,256.5338 Series F Preferred Shares and 1,000 Series G Preferred Shares held by them for an aggregate of 3,256.5338 shares of our Series H Convertible Preferred Stock (“Series H Preferred Shares” and such transaction, the “July Exchange”). Upon consummation of the July Exchange, the Series F Preferred Shares and Series G Preferred Shares subject to the July Exchange were cancelled and no Series F Preferred Shares or Series G Preferred Shares remain outstanding.

The Series H Preferred Shares do not have voting rights except as required by law and are not entitled to a dividend. When issued, the Series H Conversion Shares (as defined below) will have the voting rights afforded to all shares of Common Stock. The Series H Preferred Shares have a liquidation preference equal to the initial purchase price. The Series H Preferred Shares may be converted at any time at the option of the Purchasers into that number of shares of Common Stock (subject to certain limitations set forth in the Certificate of Designation) (the “Series H Conversion Shares”) determined by dividing the stated value of the Series H Preferred Shares by the conversion price, which is equal to the lesser of (i) $15,000 per share and (ii) 80% of the lowest volume weighted average price of the Common Stock during the ten trading days immediately preceding the delivery of a notice of conversion. If the Series H Conversion Shares are not delivered within two trading days of the conversion date selected by the holder of Series H Preferred Shares, such holder shall be entitled to liquidated damages and to rescind the conversion. The Certificate of Designation contains price adjustment provisions, which may, under certain circumstances reduce the conversion price on several future dates according to a formula based on the then-current market price for the Common Stock. No holder of Series H Preferred Shares may convert the Series H Preferred Shares if such conversion would cause such holder’s beneficial ownership of Common Stock to exceed 4.99% (or 9.99%, if elected by such holder prior to the issuance of any shares of its Series H Preferred Shares). A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

Between July 18, 2019 and March 6, 2020, the Purchasers converted 3,256.5338 Series H Preferred Shares into an aggregate of 9,690,097 shares of our Common Stock, and there are no Series H Preferred Shares remaining outstanding.

Series I Convertible Preferred Stock

On July 24, 2019, we entered into a Securities Purchase Agreement (the “July Securities Purchase Agreement”) with the Purchasers providing for the issuance and sale to the Purchasers of an aggregate of 700 shares of our Series I Convertible Preferred Stock (the “Series I Preferred Shares”) for gross proceeds of $700,000.

The Series I Preferred Shares do not have voting rights except as required by law and are not entitled to a dividend. When issued, the Series I Conversion Shares (as defined below) will have the voting rights afforded to all shares of Common Stock. The Series I Preferred Shares have a liquidation preference equal to the initial purchase price. The Series I Preferred Shares may be converted at any time at the option of the Purchasers into that number of shares of Common Stock (subject to certain limitations set forth in the Certificate of Designation) (the “Series I Conversion Shares”) determined by dividing the stated value of the Series I Preferred Shares by the conversion price, which is equal to the lesser of (i) $15,000 per share and (ii) 80% of the lowest volume weighted average price of the Common Stock during the ten trading days immediately preceding the delivery of a notice of conversion. If the Series I Conversion Shares are not delivered within two trading days of the conversion date selected by the holder of Series I Preferred Shares, such holder shall be entitled to liquidated damages and to rescind the conversion. The Certificate of Designation contains price adjustment provisions, which may, under certain circumstances reduce the conversion price on several future dates according to a formula based on the then-current market price for the Common Stock. No holder of Series I Preferred Shares may convert the Series I Preferred Shares if such conversion would cause such holder’s beneficial ownership of Common Stock to exceed 4.99% (or 9.99%, if elected by such holder prior to the issuance of any shares of its Series I Preferred Shares). A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

Between March 6, 2020 and March 18, 2020, the Purchasers converted 700 Series I Preferred Shares into an aggregate of 4,087,412 shares of our Common Stock, and there are no Series I Preferred Shares remaining outstanding.

Series J Convertible Preferred Stock

On January 24, 2020, we entered into a Securities Purchase Agreement (the “January Securities Purchase Agreement”) with the Purchasers providing for the issuance and sale to the Purchasers of an aggregate of 300 shares of our Series J Convertible Preferred Stock (the “Series J Preferred Shares”) for gross proceeds of $300,000.

The Series J Preferred Shares do not have voting rights except as required by law and are not entitled to a dividend. When issued, the Series J Conversion Shares (as defined below) will have the voting rights afforded to all shares of Common Stock. The Series J Preferred Shares have a liquidation preference equal to the initial purchase price. The Series J Preferred Shares may be converted at any time at the option of the Purchasers into that number of shares of Common Stock (subject to certain limitations set forth in the Certificate of Designation) (the “Series J Conversion Shares”) determined by dividing the stated value of the Series J Preferred Shares by the conversion price, which is equal to the lesser of (i) $2.00 per share and (ii) 80% of the lowest volume weighted average price of the Common Stock during the ten trading days immediately preceding the delivery of a notice of conversion. If the Series J Conversion Shares are not delivered within two trading days of the conversion date selected by the holder of Series J Preferred Shares, such holder shall be entitled to liquidated damages and to rescind the conversion. The Certificate of Designation contains price adjustment provisions, which may, under certain circumstances reduce the conversion price on several future dates according to a formula based on the then-current market price for the Common Stock. No holder of Series J Preferred Shares may convert the Series J Preferred Shares if such conversion would cause such holder’s beneficial ownership of Common Stock to exceed 4.99% (or 9.99%, if elected by such holder prior to the issuance of any shares of its Series J Preferred Shares). A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

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

Item 14.     Principal Accounting Fees and Services

Effective October 1, 2019, the Company’s then independent registered public accounting firm, Porter Keadle Moore, LLC (“PKM”) combined its practice (the “Practice Combination”) with Wipfli LLP (“Wipfli”). As a result of the Practice Combination, PKM effectively resigned as the Company's independent registered public accounting firm and Wipfli, as the successor to PKM following the Practice Combination, was engaged as the Company's independent registered public accounting firm. The Company's Audit Committee was notified of the Practice Combination and the effective resignation of PKM and ratified and approved the engagement of Wipfli. Prior to the Practice Combination PKM had served as the independent registered public accounting firm of the Company since 2005.

The aggregate fees billed for the services rendered to us by Wipfli and PKM for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Audit Fees (1)	$105,090	$103,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$105,090	$103,500

(1)

Audit Fees for 2019 and 2018 consisted principally of fees for professional services in connection with the audits of our consolidated financial statements, review of our Annual Report on Form 10-K, and review of our interim financial statements and Quarterly Reports on Form 10-Q.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided by our independent auditors (the “Policy”) prior to the engagement of the independent auditors with respect to such services. Under the Policy, proposed services may be pre-approved on a periodic basis or individual engagements may be separately approved by the Audit Committee prior to the services being performed. In each case, the Audit Committee considers whether the provision of such services would impair the independent auditor’s independence. All services provided by our independent auditors in fiscal 2019 and 2018 were pre-approved by the Audit Committee.

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

Date: April 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ David A. Dodd	Director	April 28, 2020
David A. Dodd	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	April 28, 2020
Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ Randal D. Chase	Director	April 28, 2020
Randal D. Chase

/s/ David A. Dodd	Director	April 28, 2020
David A. Dodd

/s/ Dean G. Kollintzas	Director	April 28, 2020
Dean G. Kollintzas

/s/ Robert T. McNally	Director	April 28, 2020
Robert T. McNally

/s/ Harriet L. Robinson	Director	April 28, 2020
Harriet L. Robinson

/s/ John N. Spencer, Jr.	Director	April 28, 2020
John N. Spencer, Jr