Form 10-Q
period 2020-03-31
GeoVax Labs, Inc.
filed 2020-05-05
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐    No ☒

As of May 5, 2020, 13,819,101 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019	1
	Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2020 and 2019 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three-month periods ended March 31, 2020 and 2019 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2020 and 2019 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Mine Safety Disclosures	15

Item 5	Other Information	15

Item 6	Exhibits	16

SIGNATURES		17

Part I -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 301	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$221,807	$283,341
Grant funds and other receivables	520,509	68,603
Prepaid expenses and other current assets	67,895	95,320
Total current assets	810,211	447,264
Property and equipment, net (Note 5)	9,612	10,606
Deposits	11,010	11,010

Total assets	$830,833	$468,880

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$740,829	$152,653
Accrued expenses (Note 6)	1,917,425	1,851,040
Current portion of notes payable (Note 7)	12,048	12,500
Total current liabilities	2,670,302	2,016,193
Note payable, net of current portion (Note 7)	24,781	27,243
Total liabilities	2,695,083	2,043,436

Commitments (Note 8)

Stockholders’ equity (deficiency):
Preferred Stock, $.01 par value (Note 9):
Authorized shares – 10,000,000
Issued and outstanding shares – 400 and 2,486 March 31, 2020 and December 31, 2019, respectively	376,095	1,932,433
Common stock, $.001 par value:
Authorized shares – 600,000,000
Issued and outstanding shares – 13,791,601 and 299,835 at March 31, 2020 and December 31, 2019, respectively	13,792	300
Additional paid-in capital	41,189,070	39,340,224
Accumulated deficit	(43,443,207)	(42,847,513)
Total stockholders’ equity (deficiency)	(1,864,250)	(1,574,556)

Total liabilities and stockholders’ equity (deficiency)	$830,833	$468,880

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Grant and collaboration revenues	$715,977	$364,232

Operating expenses:
Research and development	808,936	555,718
General and administrative	502,345	510,064
Total operating expenses	1,311,281	1,065,782

Loss from operations	(595,304)	(701,550)

Other income (expense):
Interest income	752	1,224
Interest expense	(1,142)	(1,128)
Total other income (expense)	(390)	96

Net loss	$(595,694)	$(701,454)

Basic and diluted:
Net loss per common share	$(0.13)	$(2,851.44)
Weighted average shares outstanding	4,687,893	246

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

	Three-Months Ended March 31, 2020
							Total
	Preferred Stock (Note 9)		Common Stock		Additional	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	(Deficiency)
Balance at December 31, 2019	2,486	$1,932,433	299,835	$300	$39,340,224	$(42,847,513)	$(1,574,556)
Sale of convertible preferred stock for cash	300	300,000	-	-	-	-	300,000
Conversion of preferred stock to common stock	(2,386)	(1,856,338)	13,481,349	13,481	1,842,857	-	-
Issuance of common stock for services	-	-	10,417	11	5,989	-	6,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(595,694)	(595,694)
Balance at March 31, 2020	400	$376,095	13,791,601	$13,792	$41,189,070	$(43,443,207)	$(1,864,250)

	Three-Months Ended March 31, 2019
							Total
	Preferred Stock (Note 9)		Common Stock		Additional	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	(Deficiency)
Balance at December 31, 2018	3,450	$1,971,333	219	$-	$37,483,204	$(40,476,884)	$(1,022,347)
Sale of convertible preferred stock for cash and cancellation of note payable	500	404,250	-	-	85,750	-	490,000
Conversion of preferred stock to common stock	(767)	(303,475)	59	-	303,475	-	-
Stock-based compensation expense	-	-	-	-	26,652	-	26,652
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(701,454)	(701,454)
Balance at March 31, 2019	3,183	$2,072,108	278	$-	$37,899,081	$(41,178,338)	$(1,207,149)

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(595,694)	$(701,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	994	1,897
Stock-based compensation expense	6,000	153,224
Changes in assets and liabilities:
Grant funds and other receivables	(451,906)	(38,463)
Prepaid expenses and other current assets	27,425	(30)
Accounts payable and accrued expenses	654,561	267,465
Total adjustments	237,074	384,093
Net cash used in operating activities	(358,620)	(317,361)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,272)
Net cash used in investing activities	-	(4,272)

Cash flows from financing activities:
Net proceeds from sale of preferred stock	300,000	240,000
Principal repayment of note payable	(2,914)	(2,083)
Net cash provided by financing activities	297,086	237,917

Net increase (decrease) in cash and cash equivalents	(61,534)	(83,716)
Cash and cash equivalents at beginning of period	283,341	259,701

Cash and cash equivalents at end of period	$221,807	$175,985

Supplemental disclosure of non-cash financing activities:

During the three months ended March 31, 2020, 1,686 shares of Series H Convertible Preferred Stock were converted into 9,393,937 shares of common stock and 700 shares of Series I Convertible Preferred Stock were converted into 4,087,412 shares of common stock.

During the three months ended March 31, 2019, 1,563 shares of Series C Convertible Preferred Stock and 1,200 shares of Series E Convertible Preferred Stock were exchanged for 2,763 shares of Series F Convertible Preferred Stock, 250 shares of Series G Convertible Preferred Stock were issued in exchange for cancellation of $250,000 of term notes payable, 587 shares of Series C Convertible Preferred Stock were converted into 39 shares of common stock, and 180 shares of Series F Convertible Preferred Stock were converted into 20 shares of common stock.

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

1.     Description of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a clinical-stage biotechnology company developing human vaccines and immunotherapies against infectious diseases and cancers using a novel patented Modified Vaccinia Ankara (MVA) Virus-Like Particle (VLP) vaccine platform (GV-MVA-VLPTM). In this platform, MVA, a large virus capable of carrying several vaccine antigens, expresses proteins that assemble into highly effective VLP immunogens in the person being vaccinated. The MVA-VLP virus replicates to high titers in approved avian cells for manufacturing but cannot productively replicate in mammalian cells. Therefore, the MVA-VLP derived vaccines elicit durable immune responses in the host similar to a live attenuated virus, while providing the safety characteristics of a replication-defective vector.

Our current development programs are focused on preventive vaccines against novel coronavirus (COVID-19), Human Immunodeficiency Virus (HIV), Zika Virus, hemorrhagic fever viruses (Ebola, Sudan, Marburg, Lassa), and malaria, as well as therapeutic vaccines for chronic Hepatitis B infections and cancers. We believe our technology and vaccine development expertise are well-suited for a variety of human infectious diseases and we intend to pursue further expansion of our product pipeline.

Our corporate strategy is to improve the health of patients worldwide by advancing our vaccine platform, using its unique capabilities to design and develop an array of products addressing unmet medical needs in the areas of infectious diseases and oncology. We intend to advance products through to human clinical testing, and to seek partnership or licensing arrangements for commercialization. We also leverage third party resources through government, academic and corporate research collaborations and partnerships for preclinical and clinical testing.

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

2.     Basis of Presentation

The accompanying condensed consolidated financial statements at March 31, 2020 and for the three-month periods ended March 31, 2020 and 2019 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

As described in Note 9, effective April 30, 2019, we enacted a one-for-five hundred reverse stock split of our common stock, and effective January 21, 2020, we further enacted a one-for-two thousand reverse split. The accompanying financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock splits.

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

We believe that our existing cash resources together with our government and collaborative funding commitments, will be sufficient to continue our planned operations into the third quarter of 2020. Due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that date. We are currently exploring sources of capital through additional government grants and corporate collaborations. We also intend to secure additional funds through sales of our equity securities or by other means. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we will be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

3.     Significant Accounting Policies and Recent Accounting Pronouncements

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 those accounting policies that we consider significant in determining our results of operations and financial position. Other than as described below, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2020, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we expect to have a material impact on our financial statements.

4.     Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents consist of common shares issuable upon conversion of convertible preferred stock, and upon exercise of stock options and stock purchase warrants. All common share equivalents are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. The weighted average number of common share equivalents which were excluded from the computation of diluted loss per share, totaled 970,571 and 295 shares at March 31, 2020 and 2019, respectively. See Note 9 for more information concerning our outstanding common share equivalents at March 31, 2020 that could potentially dilute earnings per share in the future.

5.     Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Laboratory equipment	$534,577	$534,577
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	11,736	11,736
Total property and equipment	661,918	661,918
Accumulated depreciation and amortization	(652,306)	(651,312)
Property and equipment, net	$9,612	$10,606

6.     Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accrued management salaries	$1,418,797	$1,323,483
Accrued directors’ fees	436,920	409,219
Other accrued expenses	61,708	118,338
Total accrued expenses	$1,917,425	$1,851,040

7.     Notes Payable

On February 28, 2018, we entered into a Senior Note Purchase Agreement with Georgia Research Alliance, Inc. (GRA) pursuant to which we issued a five-year Senior Promissory Note (the “GRA Note”) to GRA in exchange for $50,000. The GRA Note bears an annual interest rate of 5%, payable monthly. Future principal repayments are expected to be $8,964 for the remainder of 2020 $12,487 in 2021, $13,126 in 2022, and $2,252 in 2023. Interest expense related to the GRA Note for the three-month periods ended March 31, 2020 and 2019 was $485 and $621, respectively.

8.     Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2022. Rent expense for the three-month periods ended March 31, 2020 and 2019 was $41,539 and $40,316, respectively. Future minimum lease payments total $124,616 in 2020, $171,213 in 2021 and $176,356 in 2022, although the lease may be terminated at any time by either party with ninety days written notice.

Other Commitments

In the normal course of business, we enter into various firm purchase commitments related to production and testing of our vaccine, conduct of research studies, and other activities. As of March 31, 2020, there are approximately $539,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2020. We expect this entire amount to be reimbursable to us pursuant to existing government grants.

9.     Stockholders’ Equity

Preferred Stock

Summary -- We are authorized to issue up to 10,000,000 shares of our Preferred Stock, $.01 par value, which may be issued in one or more series. The table below presents our issued and outstanding series of preferred stock as of March 31, 2020 and December 31, 2019. Each series of our outstanding preferred stock has a stated value of $1,000 per share. Further details concerning each series of preferred stock, and the changes in each series during the three months ended March 31, 2020 are discussed in the sections that follow the table.

	March 31, 2020		December 31, 2019
		Carrying		Carrying
	Shares	Value	Shares	Value
Series B Convertible Preferred Stock	100	$76,095	100	$76,095
Series H Convertible Preferred Stock	-	-	1,686	1,156,338
Series I Convertible Preferred Stock	-	-	700	700,000
Series J Convertible Preferred Stock	300	300,000	-	-
Total	400	$376,095	2,486	$1,932,433

Series B Preferred Stock -- Our Series B Convertible Preferred Stock (“Series B Preferred Stock”), has rights and privileges as set forth in the pertinent Certificate of Designation of Preferences, Rights and Limitations, including a liquidation preference equal to the stated value per share. The Series B Preferred Stock has no voting rights and is not entitled to a dividend. As of March 31, 2020, there were 100 shares of Series B Preferred Stock outstanding, convertible at any time at the option of the holder into shares of common stock at a fixed conversion price of $350,000 per common share. There were no transactions involving our Series B Preferred Stock during the three months ended March 31, 2020.

Series H Preferred Stock –Our Series H Convertible Preferred Stock (“Series H Preferred Stock”) has rights and privileges as set forth in the pertinent Certificate of Designation of Preferences, Rights and Limitations, including a liquidation preference equal to the stated value per share. The Series H Preferred Stock has no voting rights and is not entitled to a dividend. During the three months ended March 31, 2020, 1,686 shares of Series H Preferred Stock were converted into 9,393,937 shares of our common stock. As of March 31, 2020, there are no shares of Series H Preferred Stock outstanding.

Series I Preferred Stock –Our Series I Convertible Preferred Stock (“Series I Preferred Stock”) has rights and privileges as set forth in the pertinent Certificate of Designation of Preferences, Rights and Limitations, including a liquidation preference equal to the stated value per share. The Series I Preferred Stock has no voting rights and is not entitled to a dividend. During the three months ended March 31, 2020, 700 shares of Series H Preferred Stock were converted into 4,087,412 shares of our common stock. As of March 31, 2020, there are no shares of Series I Preferred Stock outstanding

Series J Preferred Stock – On January 24, 2020, we entered into a Securities Purchase Agreement with the purchasers identified therein providing for the issuance and sale to the Purchasers of an aggregate of 300 shares of our Series J Convertible Preferred Stock (“Series G Preferred Stock”) for gross proceeds of $300,000. Our Series J Preferred Stock has rights and privileges as set forth in the pertinent Certificate of Designation of Preferences, Rights and Limitations, including a liquidation preference equal to the stated value per share. The Series J Preferred Stock has no voting rights and is not entitled to a dividend. The Series J Preferred Stock is convertible at any time at the option of the holders into shares of our common stock, at a conversion price equal to the lesser of (i) $2.00 per share and (ii) 80% of the volume weighted average price of the common stock during the ten trading days immediately preceding the delivery of a notice of conversion. The Series J Preferred Stock contains price adjustment provisions, which may, under certain circumstances reduce the conversion price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the then conversion price of the Series J Preferred Stock. During the three months ended March 31, 2020, there were no conversions of Series J Preferred Stock and 300 shares are outstanding as of March 31, 2020.

Common Stock

Reverse Stock Split – Following approval by our shareholders at a meeting held on January 3, 2020, on January 21, 2020, we effected a one-for-two thousand reverse split of our common stock by the filing of an amendment to our certificate of incorporation with the State of Delaware.

As discussed under “Preferred Stock” above, during the three months ended March 31, 2020, we issued 13,481,349 shares of our common stock pursuant to conversions our Series H and Series I Preferred Stock.

During the three months ended March 31, 2020, we issued an aggregate of 10,417 shares of our common stock pursuant to a consulting agreement for which we recognized $6,000 of stock-based compensation expense.

Stock Options

During the three months ended March 31, 2020, there were no transactions involving our stock option plan. As a result of the reverse stock splits enacted in April 2019 and in January 2020, we have made adjustments and retroactive restatements to all of our outstanding stock options such that the balances as of March 31, 2020 are negligible. Therefore, there was no stock-based compensation expense related to our stock option plan recognized in the consolidated statement of operations for the three months ended March 31, 2020.

Stock Purchase Warrants

The following table summarizes our stock purchase warrants outstanding as of March 31, 2020:

	Expiration Date	Exercise Price	Number of Warrants
Series G	September 2021	$25,440	48
Series H	December 2021	1.15	217,392
Series I	Aug-Dec 2024	15,000	48

All of the outstanding warrants contain anti-dilution and price adjustment provisions, which may, under certain circumstances reduce the exercise price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the then exercise price of the warrants. Such provisions as to the Series G and Series H Warrants apply to the exercise price only, with no effect on the number of shares subject to the warrants. Such provisions as to the Series I Warrants apply to both the exercise price and the number of shares subject to the warrants, so that the number of warrants will be increased such that the aggregate exercise price, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to the adjustment. The Series H Warrants have an additional price adjustment provision requiring a similar adjustment to the exercise price and number of warrants following a reverse stock split of our common stock; such adjustments occurred in connection with our April 30, 2019 reverse stock split and our January 21, 2020 reverse stock split, which is reflected in the table above.

Stock-Based Compensation Expense

Stock-based compensation expense related to our stock option plans was $-0- and $26,652 during the three-month periods ended March 31, 2020 and 2019, respectively. Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of March 31, 2020, there was no unrecognized compensation expense related to stock options.

Additionally, during the three-month periods ended March 31, 2020 and 2019 we recorded stock-based compensation expense of $6,000 and $126,572, respectively, associated with common stock issued for consulting and financial advisory services.

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

11.     Grants and Collaboration Revenue

We receive payments from government entities under grants from the National Institute of Allergy and Infectious Diseases (NIAID) and from the U.S. Department of Defense in support of our vaccine research and development efforts. We record revenue associated with government grants as the reimbursable costs are incurred. During the three-month periods ended March 31, 2020 and 2019, we recorded $654,021 and $354,319, respectively, of revenues associated with these grants. As of March 31, 2020, there is an aggregate of $606,944 in approved grant funds available for use during 2020.

During the three-month periods ended March 31, 2020 and 2019, we recorded $61,956 and $9,913, respectively, of revenues associated with research collaboration agreements with several third parties.

12.     Subsequent Events

CARES Act Paycheck Protection Program Loan

On April 17, 2020, we received a $170,200 bank loan backed by the United States Small Business Administration pursuant to the Paycheck Protection Program (PPP) provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The loan bears an annual interest rate of one percent and is due April 17, 2022. No payments of principal or interest will be due until 180 days after the disbursement date. Commencing November 17, 2020, monthly payments of $9,578.16 will be due. Amounts due may be prepaid without penalty. We may apply to the lender to have the principal amount reduced upon providing qualifying information regarding eligible expenses to the lender.

Item 2     Management’s Discussion and Analysis of Financial Condition And Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,” ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

Overview

GeoVax is a clinical-stage biotechnology company developing human vaccines against infectious diseases and cancer using a novel patented Modified Vaccinia Ankara (MVA) Virus Like Particle (VLP) vaccine platform (GV-MVA-VLPTM). In this platform, MVA, a large virus capable of carrying several vaccine antigens, expresses proteins that assemble into VLP immunogens in the person being vaccinated. The GeoVax MVA-VLP derived vaccines elicit durable immune responses in the host similar to a live-attenuated virus, while providing the safety characteristics of a replication-defective vector.

Our current development programs are focused on preventive vaccines against novel coronavirus (COVID-19), Human Immunodeficiency Virus (HIV), Zika Virus, hemorrhagic fever viruses (Ebola, Sudan, Marburg, Lassa), and malaria, as well as therapeutic vaccines for chronic Hepatitis B infections and cancers. We believe our technology and vaccine development expertise are well-suited for a variety of human infectious diseases and we intend to pursue further expansion of our product pipeline.

Our corporate strategy is to improve the health of patients worldwide by advancing our vaccine platform, using its unique capabilities to design and develop an array of products addressing unmet medical needs in the areas of infectious diseases and oncology. We intend to advance products through to human clinical testing, and to seek partnership or licensing arrangements for commercialization. We also leverage third party resources through government, academic and corporate research collaborations and partnerships for preclinical and clinical testing.

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

For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to our critical accounting policies from those disclosed in our 2019 Annual Report.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 3 to the condensed consolidated financial statements, included in this Quarterly Report.

Liquidity and Capital Resources

Our principal uses of cash are to finance our research and development activities. Since inception, we have funded these activities primarily from government grants and clinical trial assistance, and from sales of our equity securities. At March 31, 2020, we had cash and cash equivalents of $221,807 and total assets of $830,833, as compared to $283,341 and $468,880, respectively, at December 31, 2019. At March 31, 2020, we had a working capital deficit of $1,860,081, compared to $1,568,929 at December 31, 2019. Our current liabilities at March 31, 2020 include $1,855,717 of accrued management salaries and director fees, payment of which is still being deferred as discussed further below.

Net cash used in operating activities was $358,620 and $317,361 for the three-month periods ended March 31, 2020 and 2019, respectively. Generally, the variances between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, partially offset by government grant revenues. As of March 31, 2020, there is $606,944 in approved grant funds available for use during 2020 and approximately $307,000 of upcoming billable fees pursuant to collaborative arrangements. Of these amounts, we expect that $538,668 will be used by us to reimburse third parties who will provide services covered by our grants. See “Results of Operations – Grant and Collaboration Revenues” below for additional details concerning our government grants.

Members of our executive management team are deferring receipt of portions of their salaries and members of our board of directors are deferring receipt of all of their fees in order to help conserve the Company’s cash resources. As of March 31, 2020, the accumulated deferrals totaled $1,855,717. We expect the ongoing deferrals of approximately $31,800 per month for the management salaries to continue until such time as a significant financing event (as determined by the board of directors) is consummated.

NIAID has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive HIV vaccines, with GeoVax incurring certain costs associated with manufacturing the clinical vaccine supplies and other study support. We expect that NIAID will also fund the cost of the planned Phase 1 trial (HVTN 132) to further evaluate the safety and immunogenicity of adding “protein boost” components to our vaccine, GOVX-B11. We expect HVTN 132 to commence patient enrollment in late 2020. Additionally, we are party to a collaboration with American Gene Technologies International, Inc. (AGT) whereby AGT intends to conduct a Phase 1 human clinical trial with our combined technologies, with the ultimate goal of developing a functional cure for HIV infection. We expect that AGT will begin the phase 1 trial during 2020. A similar effort is underway with a consortium led by researchers at the University of California, San Francisco (UCSF), using our vaccine as part of a combinational therapy to induce remission in HIV-positive individuals. We also expect this program to enter clinical trials during 2020. However, each of these programs could be delayed as a result of the ongoing COVID-19 pandemic.

Net cash used in investing activities was $-0- and $4,272 for the three-month periods ended March 31, 2020 and 2019, respectively. Our investing activities have consisted predominantly of capital expenditures.

Net cash provided by financing activities was $297,086 and $237,917 for the three-month periods ended March 31, 2020 and 2019, respectively. Net cash provided by financing activities during the 2020 period relates to the sale by us of shares of our Series J convertible preferred stock for net proceeds of $300,000 and $2,914 in principal repayments toward a five-year Senior Promissory Note (the “GRA Note”) to the Georgia Research Alliance, Inc. Net cash provided by financing activities during the 2019 period relates to the sale by us of shares of our Series G convertible preferred stock for net proceeds of $240,000 and $2,083 in principal repayments toward the GRA Note.

On April 17, 2020, we received a $170,200 bank loan backed by the United States Small Business Administration pursuant to the Paycheck Protection Program (PPP) provisions of the CARES Act. The loan bears an annual interest rate of one percent and is due April 17, 2022. No payments of principal or interest will be due until 180 days after the disbursement date. Commencing November 17, 2020, monthly payments of $9,578.16 will be due. Amounts due may be prepaid without penalty. We may apply to the lender to have the principal amount reduced upon providing qualifying information regarding eligible expenses to the lender.

As of March 31, 2020, we had an accumulated deficit of $43.4 million. We expect for the foreseeable future we will continue to operate at a loss. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue our research and development efforts. We will continue to require substantial funds to continue our activities and cannot predict the outcome of our efforts. We have received a “going concern” opinion from our independent registered public accountants reflecting substantial doubt about our ability to continue as a going concern. We believe that our existing cash resources, combined with funding from existing government grants and collaborative arrangements, will be sufficient to fund our planned operations into the third quarter of 2020. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of capital through additional government grant programs and clinical trial support, and we plan to conduct at least one additional offering of our equity securities. Additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Results of Operations

Net Loss

We recorded a net loss of $595,694 for the three-month period ended March 31, 2020, as compared to $701,454 for the three-month period ended March 31, 2019. Our net losses typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described below.

Grant and Collaboration Revenues

During the three-month period ended March 31, 2020, we recorded grant and collaboration revenues of $715,977, as compared to $364,232 during the comparable period of 2019.

Grant Revenues – Our grant revenues relate to grants and contracts from agencies of the U.S. government in support of our vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is dependent upon our expenditures for activities supported by the grants and fluctuates based on the timing of the expenditures. Additional detail concerning our grant revenues and the remaining funds available for use as of March 31, 2020 is presented in the table below.

	Grant Revenues Recorded During Three-Month Periods Ended March 31,		Approved Funds Available at
Grant/Contract No.	2020	2019	March 31, 2020
Lassa Fever – U.S. Army Grant	$654,021	$142,685	$606,944
Lassa Fever – NIH SBIR Grant	-	63,667	-
HIV – NIH SBIR Grant	-	-	-
Zika – NIH SBIR Grant	-	147,967	-
Total	$654,021	$354,319	$606,944

Collaboration Revenues – In addition to the grant revenues above, during the three-months ended March 31, 2020 and 2019, we recorded $61,956 and $9,913 of revenue associated with several research collaborations with third parties. These amounts primarily represent amounts paid to us by the other parties for materials and other costs associated with joint studies. As of March 31, 2020 there is approximately $307,000 of upcoming billable fees pursuant to collaborative arrangements.

Research and Development Expenses

Our research and development expenses were $808,936 and $555,718 for the three-month periods ended March 31, 2020 and 2019, respectively. Research and development expense for these periods includes stock-based compensation expense of $-0- and $11,319, respectively.

Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on the timing of expenditures related to our government grants and other research projects, and other factors. Research and development expenses increased by $253,218, or 46%, from the 2019 period to 2020 primarily due to the timing of expenditures related to our government grants. Our research and development costs do not include costs incurred by the HIV Vaccine Trials Network (HVTN) in conducting clinical trials of our preventive HIV vaccines; those costs are funded directly to the HVTN by NIAID.

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

General and Administrative Expenses

Our general and administrative expenses were $502,345 and $510,064 for the three-month periods ended March 31, 2020 and 2019, respectively. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $6,000 and $141,905 for the 2020 and 2019 periods, respectively. Excluding stock-based compensation expense, general and administrative expenses were $496,345 and $368,159 for the three-month periods ended March 31, 2020 and 2019, respectively, representing an increase of $128,186 (35%). This increase is primarily due to higher legal fees and patent costs. We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

The table below shows the components of stock-based compensation expense for the three-month periods ended March 31, 2020 and 2019. In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted.

	Three Months Ended March 31,
	2020	2019
Stock option expense	$-	$26,652
Stock issued for services	6,000	126,572
Total stock-based compensation expense	$6,000	$153,224

Other Income (Expense)

Interest income for the three-month periods ended March 31, 2020 and 2019 was $752 and $1,224, respectively. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations. Interest expense for the three-month periods ended March 31, 2020 and 2019 was $1,142 and $1,128, respectively, related to the GRA Note and financing costs associated with insurance premiums.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6     Exhibits

Exhibit

Number     Description

3.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed January 21, 2020 (1)
4.1	Form of Stock Certificate representing the Company’s Common Stock, par value $0.001 per share (1)
4.2	Form of Stock Certificate for the Series J Convertible Preferred Stock (2)
10.1	Office and Laboratory Lease between UCB, Inc. and GeoVax, Inc. (3)
10.2	Form of Securities Purchase Agreement dated January 24, 2020 (2)
10.3	Form of Note dated April 17, 2020 (4)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 21, 2020.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 24, 2020.
(3)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 24, 2020.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 20, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC. (Registrant)

Date: May 5, 2020	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer (duly authorized officer and principal financial officer)