Form 10-Q
period 2020-06-30
GeoVax Labs, Inc.
filed 2020-08-10
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from               to

Commission file number 000-52091

GEOVAX LABS, INC.

(Exact name of Registrant as specified in its charter)

Delaware		87-0455038
(State or other jurisdiction		(I.R.S. Employer Identification No.)
of incorporation or organization)

1900 Lake Park Drive, Suite 380
Smyrna, Georgia 30080		30080
(Address of principal executive offices)		(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Emerging growth company	☐
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐    No ☒

As of August 10, 2020, 15,436,913 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	1
	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2020 and 2019 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three-month and six-month periods ended June 30, 2020 and 2019 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2020 and 2019 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Mine Safety Disclosures	17

Item 5	Other Information	17

Item 6	Exhibits	18

SIGNATURES	19

Part I -- FINANCIAL INFORMATION

Item 1     Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$710,682	$283,341
Grant funds and other receivables	187,163	68,603
Prepaid expenses and other current assets	40,470	95,320
Total current assets	938,315	447,264
Property and equipment, net (Note 5)	8,618	10,606
Deposits	11,010	11,010

Total assets	$957,943	$468,880

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$91,416	$152,653
Accrued expenses (Note 6)	2,076,359	1,851,040
Current portion of notes payable	182,379	12,500
Convertible debentures	435,711	-
Total current liabilities	2,785,865	2,016,193
Note payable, net of current portion	21,699	27,243
Total liabilities	2,807,564	2,043,436

Commitments (Note 9)

Stockholders’ equity (deficiency):
Preferred Stock, $.01 par value (Note 10):
Authorized shares – 10,000,000
Issued and outstanding shares – 400 and 2,486 June 30, 2020 and December 31, 2019, respectively	376,095	1,932,433
Common stock, $.001 par value:
Authorized shares – 600,000,000
Issued and outstanding shares – 13,834,075 and 299,835 at June 30, 2020 and December 31, 2019, respectively	13,834	300
Additional paid-in capital	41,658,861	39,340,224
Accumulated deficit	(43,898,411)	(42,847,513)
Total stockholders’ equity (deficiency)	(1,849,621)	(1,574,556)

Total liabilities and stockholders’ equity (deficiency)	$957,943	$468,880

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Grant and collaboration revenue	$440,602	$209,941	$1,156,579	$574,173

Operating expenses:
Research and development	461,421	451,227	1,270,357	1,006,945
General and administrative	427,292	412,650	929,637	922,714
Total operating expenses	888,713	863,877	2,199,994	1,929,659

Loss from operations	(448,111)	(653,936)	(1,043,415)	(1,355,486)

Other income (expense):
Interest income	60	881	812	2,105
Interest expense	(7,153)	(1,093)	(8,295)	(2,221)
Total other income (expense)	(7,093)	(212)	(7,483)	(116)

Net loss	$(455,204)	$(654,148)	$(1,050,898)	$(1,355,602)

Basic and diluted:
Net loss per common share	$(0.03)	$(1,994.35)	$(0.11)	$(4,706.95)
Weighted average shares outstanding	13,823,452	328	9,255,497	288

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

	Three-Month and Six-Month Periods Ended June 30, 2020
							Total
	Preferred Stock (Note 10)		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficiency)
Balance at December 31, 2019	2,486	$1,932,433	299,835	$300	$39,340,224	$(42,847,513)	$(1,574,556)
Sale of convertible preferred stock for cash	300	300,000	-	-	-	-	300,000
Conversion of preferred stock to common stock	(2,386)	(1,856,338)	13,481,349	13,481	1,842,857	-	-
Common stock issued for services	-	-	10,417	11	5,989	-	6,000
Share rounding after reverse split	-	-	(3)	-	-	-	-
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(595,694)	(595,694)
Balance at March 31, 2020	400	376,095	13,791,598	13,792	41,189,070	(43,443,207)	(1,864,250)
Common stock issued for services	-	-	42,477	42	11,958	-	12,000
Warrants issued in bridge financing	-	-	-	-	457,833	-	457,833
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(455,204)	(455,204)
Balance at June 30, 2020	400	$376,095	13,834,075	$13,834	$41,658,861	$(43,898,411)	$(1,849,621)

	Three-Month and Six-Month Periods Ended June 30, 2019
							Total
	Preferred Stock (Note 10)		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficiency)
Balance at December 31, 2018	3,450	$1,971,333	219	$-	$37,483,204	$(40,476,884)	$(1,022,347)
Sale of convertible preferred stock for cash and cancellation of note payable	500	404,250	-	-	85,750	-	490,000
Conversion of preferred stock to common stock	(767)	(303,475)	59	-	303,475	-	-
Stock option expense	-	-	-	-	26,652	-	26,652
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(701,454)	(701,454)
Balance at March 31, 2019	3,183	2,072,108	278	-	37,899,081	(41,178,338)	(1,207,149)
Sale of convertible preferred stock for cash	500	438,700	-	-	61,300	-	500,000
Conversion of preferred stock to common stock	(281)	(172,941)	127	-	172,941	-	-
Common stock issued for services	-	-	2	-	6,000	-	6,000
Stock option expense	-	-	-	-	26,664	-	26,664
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(654,148)	(654,148)
Balance at June 30, 2019	3,402	$2,337,867	407	$-	$38,165,986	$(41,832,486)	$(1,328,633)

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,050,898)	$(1,355,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,033	3,795
Stock-based compensation expense	18,000	258,396
Changes in assets and liabilities:
Grant funds and other receivables	(118,560)	57,568
Prepaid expenses and other current assets	54,850	(30)
Accounts payable and accrued expenses	164,082	262,064
Total adjustments	125,405	581,793
Net cash used in operating activities	(925,493)	(773,809)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,272)
Net cash used in investing activities	-	(4,272)

Cash flows from financing activities:
Net proceeds from sale of preferred stock	300,000	740,000
Net proceeds from issuance of note payable	170,200	-
Net proceeds from bridge financing	888,500	-
Principal repayment of note payable	(5,866)	(5,209)
Net cash provided by financing activities	1,352,834	734,791

Net increase (decrease) in cash and cash equivalents	427,341	(43,290)
Cash and cash equivalents at beginning of period	283,341	259,701

Cash and cash equivalents at end of period	$710,682	$216,411

Supplemental disclosure of non-cash financing activities:

During the six months ended June 30, 2020, 1,686 shares of Series H Convertible Preferred Stock were converted into 9,393,937 shares of common stock and 700 shares of Series I Convertible Preferred Stock were converted into 4,087,412 shares of common stock.

During the six months ended June 30, 2019, 1,563 shares of Series C Convertible Preferred Stock and 1,200 shares of Series E Convertible Preferred Stock were exchanged for 2,763 shares of Series F Convertible Preferred Stock, 250 shares of Series G Convertible Preferred Stock were issued in exchange for cancellation of $250,000 of term notes payable, 587 shares of Series C Convertible Preferred Stock were converted into 39 shares of common stock, and 461 shares of Series F Convertible Preferred Stock were converted into 147 shares of common stock.

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

2.           Basis of Presentation

The accompanying condensed consolidated financial statements at June 30, 2020 and for the three-month and six-month periods ended June 30, 2020 and 2019 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

As described in Note 10, effective April 30, 2019, we enacted a one-for-five hundred reverse stock split of our common stock, and effective January 21, 2020, we further enacted a one-for-two thousand reverse split. The accompanying financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock splits.

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date the financial statements are issued. We are devoting substantially all of our present efforts to research and development of our vaccine candidates. We have funded our activities to date from government grants and clinical trial assistance, and from sales of our debt and equity securities. We will continue to require substantial funds to continue these activities.

We believe that our existing cash resources together with our government and collaborative funding commitments, will be sufficient to continue our planned operations into the fourth quarter of 2020. Due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that date. We are currently exploring sources of capital through additional government grants and corporate collaborations. We also intend to secure additional funds through sales of our equity securities, including a planned public offering. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not currently fully alleviate the substantial doubt about the Company’s ability to operate as a going concern. Additional funding may not be available on favorable terms or at all. If we fail to obtain additional capital when needed, we will be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2020, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we expect to have a material impact on our financial statements.

4.           Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents consist of common shares issuable upon conversion of convertible preferred stock, and upon exercise of stock options and stock purchase warrants. All common share equivalents are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. The weighted average number of common share equivalents which were excluded from the computation of diluted loss per share, totaled 1,340,187 and 1,103,815 shares for the three-month and six-month periods ended June 30, 2020, respectively, as compared to 188 and 176 shares for the three-month and six-month periods ended June 30, 2019, respectively. See Note 10 for more information concerning our outstanding common share equivalents at June 30, 2020 that could potentially dilute earnings per share in the future.

5.           Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Laboratory equipment	$534,577	$534,577
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	11,736	11,736
Total property and equipment	661,918	661,918
Accumulated depreciation and amortization	(653,300)	(651,312)
Property and equipment, net	$8,618	$10,606

6.           Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets are composed of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accrued payroll	$1,508,903	$1,323,483
Accrued directors’ fees	463,170	409,219
Other accrued expenses	104,286	118,338
Total accrued expenses	$2,076,359	$1,851,040

7.           Notes Payable

GRA Note

On February 28, 2018, we entered into a Senior Note Purchase Agreement with Georgia Research Alliance, Inc. (GRA) pursuant to which we issued a five-year Senior Promissory Note (the “GRA Note”) to GRA in exchange for $50,000. The GRA Note bears an annual interest rate of 5%, payable monthly. Future principal repayments are expected to be $6,013 for the remainder of 2020. $12,487 in 2021, $13,126 in 2022, and $2,252 in 2023. Interest expense related to the GRA Note for the three-month and six-month periods ended June 30, 2020 was $448 and $933, respectively, as compared to $586 and $1,207, respectively, for the same periods of 2019.

CARES Act Paycheck Protection Program Loan

On April 17, 2020, we received a $170,200 bank loan backed by the United States Small Business Administration pursuant to the Paycheck Protection Program (PPP) provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The loan bears an annual interest rate of one percent and is due April 17, 2022. No payments of principal or interest will be due until 180 days after the disbursement date. Commencing November 17, 2020, monthly payments of $9,578.16 will be due. Amounts due may be prepaid without penalty. We intend to apply to the lender to have the principal amount reduced, or possibly totally forgiven, upon providing qualifying information regarding eligible expenses. We recorded accrued interest expense associated with the PPP Loan of $345 for the three-month period ended June 30, 2020.

8.          Bridge Financing – Convertible Debentures

On June 26 2020, we entered into a Securities Purchase Agreement with two institutional investors, pursuant to which we received gross proceeds of $1,050,000 in exchange for the issuance of:(i) 5% Original Issue Discount Senior Secured Convertible Debentures (the “Convertible Debentures”) in the aggregate principal amount of $1,200,000; and (ii) ive-year warrants (the “June 2020 Warrants”) to purchase an aggregate of 2,400,000 shares of our common stock at an exercise price of $0.50 per share. The Convertible Debentures are secured by substantially all of the Company’s assets.

The Convertible Debentures mature in twelve months, bear interest at a rate of 5% per annum, and are convertible into our common stock after six months at an initial conversion price of $0.50 per share. Interest is payable quarterly in cash, or if certain conditions are met, we may pay accrued interest in shares of our common stock. The Convertible Debentures may be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the Convertible Debentures may be prepaid in an amount equal to 110% of the principal amount plus accrued interest. From day 181 through day 365, it may be prepaid in an amount equal to 120% of the principal amount plus accrued interest.

The Convertible Debentures will convert into common stock upon our consummation of a public offering of common stock with gross proceeds of $6,000,000 or more, and which results in the listing of our common stock on a national securities exchange. The conversion price is equal to the lower of (i) $0.50 per share or (ii) 80% of the offering price in the offering.

We recorded a total of $769,334 debt discount upon the issuance of the Convertible Debentures, including the $457,834 fair value allocated to the warrants (recorded as Additional Paid-in Capital), $161,501 of direct transaction costs incurred, and $150,000 original issue discount. The debt discount is amortized to interest expense over the term of the loan. Interest expense associated with the Convertible Debentures was $5,703 for the three-month period ended June 30, 2020, consisting of $5,045 of debt discount amortization and $658 of accrued interest payable.

The following table summarizes the carrying value of the Convertible Debentures as of June 30, 2020:

Principal value	$1,200,000
Debt discount	(769,334)
Net original carrying value	430,666
Amortization of debt discount	5,045
Carrying value at June 30, 2020	$435,711

9.          Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2022. Rent expense for the three-month and six-month periods ended June 30, 2020 was $41,539 and $83,078, respectively, as compared to $40,316 and $80,633, respectively, for the same periods of 2019. Future minimum lease payments total $83,078 in 2020, $171,213 in 2021 and $176,356 in 2022, although the lease may be terminated at any time by either party with ninety days’ written notice.

Other Commitments

In the normal course of business, we enter into various firm purchase commitments related to production and testing of our vaccine, conduct of research studies, and other activities. As of June 30, 2020, there are $400,834 of unrecorded outstanding purchase commitments to our vendors and subcontractors, $338,334 of which we expect will be due in 2020 and $62,500 in 2021. We expect this entire amount to be reimbursable to us pursuant to existing government grants.

10.        Stockholders’ Equity

Preferred Stock

Summary – We are authorized to issue up to 10,000,000 shares of our Preferred Stock, $.01 par value, which may be issued in one or more series. The table below presents our issued and outstanding series of preferred stock as of June 30, 2020 and December 31, 2019. Each series of our outstanding preferred stock has a stated value of $1,000 per share. Further details concerning each series of preferred stock, and the changes in each series during the six months ended June 30, 2020 are discussed in the sections that follow the table.

	June 30, 2020		December 31, 2019
		Carrying		Carrying
	Shares	Value	Shares	Value
Series B Convertible Preferred Stock	100	$76,095	100	$76,095
Series H Convertible Preferred Stock	-	-	1,686	1,156,338
Series I Convertible Preferred Stock	-	-	700	700,000
Series J Convertible Preferred Stock	300	300,000	-	-
Total	400	$376,095	2,486	$1,932,433

Series B Preferred Stock – Our Series B Convertible Preferred Stock (“Series B Preferred Stock”), has rights and privileges as set forth in the pertinent Certificate of Designation of Preferences, Rights and Limitations, including a liquidation preference equal to the stated value per share. The Series B Preferred Stock has no voting rights and is not entitled to a dividend. As of June 30, 2020, there were 100 shares of Series B Preferred Stock outstanding, convertible at any time at the option of the holder into shares of common stock at a fixed conversion price of $350,000 per common share. There were no transactions involving our Series B Preferred Stock during the six months ended June 30, 2020.

Series H Preferred Stock – Our Series H Convertible Preferred Stock (“Series H Preferred Stock”) has rights and privileges as set forth in the pertinent Certificate of Designation of Preferences, Rights and Limitations, including a liquidation preference equal to the stated value per share. The Series H Preferred Stock has no voting rights and is not entitled to a dividend. During the first quarter of 2020, 1,686 shares of Series H Preferred Stock were converted into 9,393,937 shares of our common stock. As of June 30, 2020, there are no shares of Series H Preferred Stock outstanding.

Series I Preferred Stock – Our Series I Convertible Preferred Stock (“Series I Preferred Stock”) has rights and privileges as set forth in the pertinent Certificate of Designation of Preferences, Rights and Limitations, including a liquidation preference equal to the stated value per share. The Series I Preferred Stock has no voting rights and is not entitled to a dividend. During March 2020, 700 shares of Series I Preferred Stock were converted into 4,087,412 shares of our common stock. As of June 30, 2020, there are no shares of Series I Preferred Stock outstanding.

Series J Preferred Stock – On January 24, 2020, we entered into a Securities Purchase Agreement with the purchasers identified therein providing for the issuance and sale to the Purchasers of an aggregate of 300 shares of our Series J Convertible Preferred Stock (“Series J Preferred Stock”) for gross proceeds of $300,000. Our Series J Preferred Stock has rights and privileges as set forth in the pertinent Certificate of Designation of Preferences, Rights and Limitations, including a liquidation preference equal to the stated value per share. The Series J Preferred Stock has no voting rights and is not entitled to a dividend. The Series J Preferred Stock is convertible at any time at the option of the holders into shares of our common stock, at a conversion price which originally was equal to the lesser of (i) $2.00 per share and (ii) 80% of the volume weighted average price of the common stock during the ten trading days immediately preceding the delivery of a notice of conversion. The Series J Preferred Stock contains price adjustment provisions, which may, under certain circumstances reduce the conversion price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the then conversion price of the Series J Preferred Stock. As a result of our issuance of the Convertible Debentures and June 2020 Warrants in connection with our bridge financing in June 2020 (see Note 8), the Series J Preferred Stock was automatically adjusted such that the conversion price is now equal to the lesser of (i) $0.50 per share and (ii) 80% of the lowest volume weighted average price of the Common Stock during the ten trading days immediately preceding the delivery of a notice of conversion. During the six months ended June 30, 2020, there were no conversions of Series J Preferred Stock and 300 shares are outstanding as of June 30, 2020.

Common Stock

Reverse Stock Split – Following approval by our shareholders at a meeting held on January 3, 2020, on January 21, 2020, we effected a one-for-two thousand reverse split of our common stock by the filing of an amendment to our certificate of incorporation with the State of Delaware.

As discussed under “Preferred Stock” above, during the first quarter of 2020, we issued 13,481,349 shares of our common stock pursuant to conversions of our Series H and Series I Preferred Stock.

During the six months ended June 30, 2020, we issued an aggregate of 52,894 shares of our common stock pursuant to a consulting agreement. See “Stock-Based Compensation Expense” below.

Stock Options

During the six months ended June 30, 2020, there were no transactions involving our stock option plans. As a result of the reverse stock splits enacted in April 2019 and in January 2020, we made adjustments and retroactive restatements to all of our outstanding stock options such that the balances as of June 30, 2020 are negligible. On June 19, 2020, our Board of Directors approved the GeoVax Labs, Inc. 2020 Stock Incentive Plan (the “2020 Plan) to replace our prior stock option plan and reserved up to 5,000,000 shares of our common stock for issuance pursuant to the 2020 Plan. No equity awards were made from the 2020 Plan during the six months ended June 30, 2020.

Stock Purchase Warrants

The following table summarizes our stock purchase warrants outstanding as of June 30, 2020:

	Expiration Date	Exercise Price	Number of Warrants
Series G Warrants	September 2021	$0.50	48
Series H Warrants	December 2021	0.50	217,392
Series I Warrants	Aug-Dec 2024	0.50	1,500,000
June 2020 Warrants	June 2025	0.50	2,400,000

All of the outstanding warrants contain anti-dilution and price adjustment provisions, which may, under certain circumstances reduce the exercise price to match if we sell or grant options to purchase, including rights to reprice, our common stock or common stock equivalents at a price lower than the then exercise price of the warrants. Such provisions as to the Series G, Series H and June 2020 Warrants apply to the exercise price only, with no effect on the number of shares subject to the warrants. Such provisions as to the Series I Warrants apply to both the exercise price and the number of shares subject to the warrants, so that the number of warrants will be increased such that the aggregate exercise price, after taking into account the decrease in the exercise price, will be equal to the aggregate exercise price prior to the adjustment.

The Series H Warrants have an additional price adjustment provision requiring a similar adjustment to the exercise price and number of warrants following a reverse stock split of our common stock.

The Series G Warrants were originally issued for the purchase of up to 47,169,812 shares of our Common Stock in the aggregate with an exercise price of $0.02544 per share. As a result of the reverse stock splits of our Common Stock in April 2019 and in January 2020, the Series G Warrants were automatically adjusted such that they are now exercisable for the purchase of 48 shares of our Common Stock in the aggregate with an exercise price of $25,440 per share. As a result of our issuance of the Convertible Debentures and June 2020 Warrants in connection with our bridge financing in June 2020, the Series G Warrants were automatically adjusted such that they are now exercisable for the purchase of 48 shares of our Common Stock in the aggregate with an exercise price of $0.50 per share.

The Series H Warrants were originally issued for the purchase of up to 10,000,000 shares of our Common Stock in the aggregate with an exercise price of $0.025 per share. As a result of the reverse stock splits of our Common Stock in April 2019 and in January 2020, the Series H Warrants were automatically adjusted such that they were subsequently for the purchase of 217,392 shares of our Common Stock in the aggregate with an exercise price of $1.15 per share. As a result of our issuance of the Convertible Debentures and June 2020 Warrants in connection with our bridge financing in June 2020, the Series H Warrants were automatically adjusted such that they are now exercisable for the purchase of 217,392 shares of our Common Stock in the aggregate with an exercise price of $0.50 per share.

The Series I Warrants were originally issued for the purchase of up to 33,333,332 shares of our Common Stock in the aggregate with an exercise price of $0.015 per share. As a result of the reverse stock splits of our Common Stock in April 2019 and in January 2020, the Series I Warrants were automatically adjusted such that they were subsequently for the purchase of 50 shares of our Common Stock in the aggregate with an exercise price of $15,000 per share. As a result of our issuance of the Convertible Debentures and June 2020 Warrants in connection with our bridge financing in June 2020, the Series I Warrants were automatically adjusted such that they are now exercisable for the purchase of 1,500,000 shares of our Common Stock in the aggregate with an exercise price of $0.50 per share.

The June 2020 Warrants were issued on June 26, 2020 in connection with the bridge financing discussed in Note 7.

Stock-Based Compensation Expense

As discussed above, as a result of the reverse stock splits enacted in April 2019 and in January 2020, we made adjustments and retroactive restatements to all of our outstanding stock options such that the balances as of June 30, 2020 are negligible. Therefore, there was no stock-based compensation expense related to our stock option plan recognized in the consolidated statement of operations for the three-month or six-month periods ended June 30, 2020; there was no unrecognized compensation expense related to stock options as of June 30, 2020. Stock-based compensation expense related to our stock option plans was $26,664 and $53,316 during the three-month and six-month periods ended June 30, 2019, respectively. Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification.

During the three-month and six-month periods ended June 30, 2020 we recorded stock-based compensation expense of $12,000 and $18,000, respectively, associated with common stock issued for a consulting agreement, as compared to $78,509 and $205,080, respectively, during the same periods of 2019, associated with common stock issued for consulting and financial advisory services.

11.        Income Taxes

Because of our historically significant net operating losses, we have not paid income taxes since inception. We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets are comprised primarily of net operating loss carryforwards and research and development credits. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of our future profitability and our ability to utilize the deferred tax assets. Utilization of operating losses and credits will be subject to substantial annual limitations due to ownership change provisions of Section 382 of the Internal Revenue Code. The annual limitation will result in the expiration of net operating losses and credits before utilization.

12.        Grants and Collaboration Revenue

We receive payments from government entities under our grants from the National Institute of Allergy and Infectious Diseases (NIAID) and from the U.S. Department of Defense in support of our vaccine research and development efforts. We record revenue associated with government grants as the reimbursable costs are incurred. During the three-month and six-month periods ended June 30, 2020, we recorded $301,493 and $955,514, respectively, of revenues associated with these grants and contracts, as compared to $184,938 and $539,257, respectively, for the comparable periods of 2019. As of June 30, 2020, there is an aggregate of $650,051 in approved grant funds available for use through September 2021.

During the three-month and six-month periods ended June 30, 2020, we recorded $139,109 and $201,065, respectively, of revenues associated with research collaboration agreements with third parties, as compared to $25,003 and $34,916, respectively, for the comparable periods of 2019.

13.           Subsequent Events

During July 2020, holders of our Series J Preferred Stock converted all of the preferred stock (300 shares) into an aggregate of 854,458 shares of our common stock. Also during July 2020, holders of our Series H and Series I Warrants exercised a total of 1,091,128 of such warrants using the “cashless exercise” feature of the warrants, resulting in the issuance of an aggregate of 738,048 shares of our common stock.

Item 2           Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,” ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 3 to the condensed consolidated financial statements included in this Quarterly Report.

Liquidity and Capital Resources

Our principal uses of cash are to finance our research and development activities. Since inception, we have funded these activities primarily from government grants and clinical trial assistance, and from sales of our equity securities. At June 30, 2020, we had cash and cash equivalents of $710,682 and total assets of $957,943, as compared to $283,341 and $468,880, respectively, at December 31, 2019. At June 30, 2020, we had a working capital deficit of $1,847,550, compared to $1,568,929 at December 31, 2019. Our current liabilities at June 30, 2020 include $1,972,073 of accrued management salaries and director fees, payment of which is still being deferred as discussed further below.

Net cash used in operating activities was $925,493 and $773,809 for the six-month periods ended June 30, 2020 and 2019, respectively. Generally, the variances between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, partially offset by government grant revenues. As of June 30, 2020, there is $650,051 in approved grant funds available for use through September 2021 and approximately $184,100 of upcoming billable fees pursuant to collaborative arrangements. Of these amounts, we expect that approximately $400,800 will be used by us to reimburse third parties who will provide services covered by our grants. See “Results of Operations – Grant and Collaboration Revenues” below for additional details concerning our government grants.

Members of our executive management team are deferring receipt of portions of their salaries and members of our board of directors are deferring receipt of all of their fees in order to help conserve the Company’s cash resources. As of June 30, 2020, the accumulated deferrals totaled $1,972,073. We expect the ongoing deferrals of approximately $26,600 per month for the management salaries to continue until such time as a significant financing event (as determined by the board of directors) is consummated. As of the date hereof, we have no agreements as to how and when these obligations will be satisfied, but such action may require payment of cash and/or issuance of equity securities.

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

Net cash used in investing activities was $-0- and $4,272 for the six-month periods ended June 30, 2020 and 2019, respectively. Our investing activities have consisted predominantly of capital expenditures.

Net cash provided by financing activities was $1,352,834 and $734,791 for the six-month periods ended June 30, 2020 and 2019, respectively. Net cash provided by financing activities during the 2020 period relates to the sale of shares of our Series J convertible preferred stock for net proceeds of $300,000, $170,200 of PPP loan proceeds (see discussion below), $888,500 of net proceeds from our bridge financing (see discussion below), and $5,866 in principal repayments toward the GRA Note. Net cash provided by financing activities during the 2019 period relates to the sale of shares of our Series G convertible preferred stock for net proceeds of $740,000 and $5,209 in principal repayments toward the GRA Note.

On April 17, 2020, we received a $170,200 bank loan backed by the United States Small Business Administration pursuant to the Paycheck Protection Program (PPP) provisions of the CARES Act. The loan bears an annual interest rate of one percent and is due April 17, 2022. No payments of principal or interest will be due until 180 days after the disbursement date. Commencing November 17, 2020, monthly payments of $9,578.16 will be due. Amounts due may be prepaid without penalty. We intend to apply to the lender to have the principal amount reduced upon providing qualifying information regarding eligible expenses.

On June 26 2020, we entered into a Securities Purchase Agreement with two institutional investors, pursuant to which we received gross proceeds of $1,050,000 in exchange for the issuance of:(i) 5% Original Issue Discount Senior Secured Convertible Debentures (the “Convertible Debentures”) in the aggregate principal amount of $1,200,000; and (ii) five-year warrants (the “June 2020 Warrants”) to purchase an aggregate of 2,400,000 shares of the our common stock at an exercise price of $0.50 per share. Net proceeds after deducting the original issue discount, finder’s fee and other debt issuance costs was $888,500.  The Convertible Debentures are secured by substantially all of the Company’s assets. The Convertible Debentures mature in twelve months, bear interest at a rate of 5% per annum, and are convertible into our common stock after six months at an initial conversion price of $0.50 per share.  Interest is payable quarterly in cash, or if certain conditions are met, we may pay accrued interest in shares of our common stock. The Convertible Debentures may be prepaid at any time for the first 90 days at face value plus accrued interest.  From day 91 through day 180, the Convertible Debentures may be prepaid in an amount equal to 110% of the principal amount plus accrued interest.  From day 181 through day 365, it may be prepaid in an amount equal to 120% of the principal amount plus accrued interest. The Convertible Debentures will convert into common stock upon our consummation of a public offering of common stock with gross proceeds of $6,000,000 or more, and which results in the listing of our common stock on a national securities exchange.  The conversion price is equal to the lower of (i) $0.50 per share or (ii) 80% of the offering price.

As of June 30, 2020, we had an accumulated deficit of $43.9 million. We expect for the foreseeable future we will continue to operate at a loss. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue our research and development efforts. We will continue to require substantial funds to continue our activities and cannot predict the outcome of our efforts. We have received a “going concern” opinion from our independent registered public accounting firm reflecting substantial doubt about our ability to continue as a going concern. We believe that our existing cash resources, combined with funding from existing government grants and collaborative arrangements, will be sufficient to fund our planned operations into the fourth quarter of 2020. We will require additional funds to continue our planned operations beyond that date. We are currently seeking sources of capital through additional government grant programs and clinical trial support, and we plan to conduct at least one additional offering of our equity securities. Additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Results of Operations

Net Loss

We recorded a net loss of $455,204 for the three-month period ended June 30, 2020, as compared to $654,148 for the three-month period ended June 30, 2019. For the six-month period ended June 30, 2020, we recorded a net loss of $1,050,898, as compared to $1,355,602 for the six-month period ended June 30, 2019. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant and Collaboration Revenues

During the three-month and six-month periods ended June 30, 2020, we recorded grant and collaboration revenues of $440,602 and $1,156,579, respectively, as compared to $209,941 and $574,173, respectively, during the comparable periods of 2019.

Grant Revenues – Our grant revenues relate to grants and contracts from agencies of the U.S. government in support of our vaccine development activities. We record revenues associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is dependent upon our expenditures for activities supported by the grants and fluctuates based on the timing of the expenditures. Additional detail concerning our grant revenues and the remaining funds available for use as of June 30, 2020 is presented in the table below.

	Grant Revenues Recorded During the Periods:				Unused Funds
	Three Months Ended June 30,		Six Months Ended June 30,		Available at
	2020	2019	2020	2019	June 30, 2020
Lassa Fever – U.S. Army Grant	$301,493	$151,819	$955,514	$294,504	$650,051
Lassa Fever – NIH SBIR Grant	-	18,625	-	82,292	-
Zika – NIH SBIR Grant	-	14,494	-	162,461	-
Total	$301,493	$184,938	$955,514	$539,257	$650,051

Collaboration Revenues – In addition to the grant revenues above, during the three-month and six-month periods ended June 30, 2020 we recorded revenues associated with several research collaborations with third parties of $139,109 and $201,065, respectively, as compared to $25,003 and $34,916, respectively, during the comparable periods of 2019. These amounts primarily represent amounts paid to us by the other parties for materials and other costs associated with joint studies. As of June 30, 2020, there is approximately $184,100 of upcoming billable fees pursuant to collaborative arrangements.

Research and Development Expenses

Our research and development expenses were $461,421 and $1,270,357 for the three-month and six-month periods ended June 30, 2020 as compared to $451,227 and $1,006,945 for the comparable periods of 2019. Research and development expense for the three-month and six-month periods of 2020 included no stock-based compensation expense, as compared to $11,322 and $22,641, respectively, for the comparable periods of 2019 (see discussion under “Stock-Based Compensation Expense” below).

Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on the timing of expenditures related to our government grants and other research projects, and other factors. Research and development expenses increased by $263,412, or 26%, from the six-month period of 2019 to 2020 primarily due to the timing and amount of expenditures related to our government grants. Our research and development costs do not include costs incurred by the HIV Vaccine Trials Network (HVTN) in conducting clinical trials of our preventive HIV vaccines; those costs are funded directly to the HVTN by NIAID.

We do not disclose our research and development expenses by project, since our employees’ time is spread across multiple programs and our laboratory facility is used for multiple vaccine candidates. We track the direct cost of research and development expenses related to government grant revenue by the percentage of assigned employees’ time spent on each grant and other direct costs associated with each grant. Indirect costs associated with grants are not tracked separately but are applied based on a contracted overhead rate negotiated with the NIH. Therefore, the recorded revenues associated with government grants approximate the costs incurred.

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

General and Administrative Expenses

Our general and administrative expenses were $427,292 and $929,637 for the three-month and six-month periods ended June 30, 2020, as compared to $412,650 and $922,714 during the comparable periods of 2019. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and other general corporate expenses. General and administrative expense for the three-month and six-month periods of 2020 included stock-based compensation expense of $12,000 and $18,000, respectively; as compared to $93,851 and $235,755, respectively, for the comparable periods of 2019 (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $415,292 and $911,637 during the three-month and six-month periods ended June 30, 2020, respectively, as compared to $318,799 and $686,959, respectively during the comparable periods of 2019, representing an increase of $224,678, or 33%, from the six-month period of 2019 to the comparable period of 2020. The overall increase in general and administrative expense from 2019 to 2020 is primarily attributable to higher legal and patent costs. We expect that our general and administrative costs may increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

The table below shows the components of stock-based compensation expense for the three-month and six-month periods ended June 30, 2020 and 2019. In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock option expense	$-	$26,664	$-	$53,316
Stock issued for services	12,000	78,509	18,000	205,080
Total stock-based compensation expense	$12,000	$105,173	$18,000	$258,396

As a result of the reverse stock splits enacted in April 2019 and in January 2020, we made adjustments and retroactive restatements to all of our outstanding stock options such that the balances in January 2020 were negligible. We therefore recorded no stock-based compensation expense related to our stock option plan for the three-month or six-month periods ended June 30, 2020. If we make grants under our 2020 Stock Incentive Plan, we will incur related compensation expenses.

During the three-month and six-month periods ended June 30, 2020 we recorded stock-based compensation expense of $12,000 and $18,000, respectively, associated with common stock issued for a consulting agreement, as compared to $78,509 and $205,080, respectively, during the same periods of 2019, associated with common stock issued for consulting and financial advisory services.

Other Income (Expense)

Interest income for the three-month and six-month periods ended June 30, 2020 was $60 and $812, respectively, as compared to $881 and $2,105, respectively, for comparable periods of 2019. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations. Interest expense for the three-month and six-month periods ended June 30, 2020 was $7,153 and $8,295, respectively, as compared to $1,093 and $2,221, respectively, for comparable periods of 2019. Interest expense relates to the Convertible Debentures, GRA Note, PPP Loan, and financing costs associated with insurance premiums.

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

Changes in internal control over financial reporting

Although we have modified certain of our internal control procedures as a result of the COVID-19 pandemic, there were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective as of May 1, 2020, we entered into a Customer Agreement and Subscription Agreement with Content Carnivores, LLC, pursuant to which the Company received services related to the management of our social media accounts in exchange for the monthly issuance of shares of our common stock valued at $3,000. During the three-month period ended June 30, 2020, we issued 42,477 shares of our common stock to Content Carnivores, LLC at an aggregate value of $12,000. The Company relied on an exemption from the registration requirements of the Securities Act afforded by Section 4(a) (2) thereof and Rule 506 of Regulation D.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

During the period covered by this report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Item 6           Exhibits

Exhibit

Number     Description

3.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed January 21, 2020 (1)
4.1	Form of Stock Certificate representing the Company’s Common Stock, par value $0.001 per share (1)
4.2	Form of Stock Certificate for the Series J Convertible Preferred Stock (2)
10.1	Office and Laboratory Lease between UCB, Inc. and GeoVax, Inc. (3)
10.2	Form of Securities Purchase Agreement dated January 24, 2020 (2)
10.3	Form of Note dated April 17, 2020 (4)
10.4	Letter Amendment to Employment Agreement with Farshad Guirakhoo dated May 18, 2020 (5)
10.5	2020 Stock Incentive Plan (6)
10.6	Securities Purchase Agreement dated June 26, 2020 (7)
10.7	Form of 5% Original Issue Discount Senior Secured Convertible Debenture dated June 26, 2020 (7)
10.8	Form of Common Stock Purchase Warrant dated June 26, 2020 (7)
10.9	Form of Security Agreement dated June 26, 2020 (7)
10.10	Form of Subsidiary Guarantee dated June 26, 2020 (7)
10.11	Agreement Regarding Outstanding Convertible Preferred Stock and Warrants dated June 26, 2020 (7)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)           Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 21, 2020.

(2)           Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 24, 2020.

(3)           Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 24, 2020.

(4)           Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 20, 2020.

(5)           Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 22, 2020.

(6)           Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 25, 2020.

(7)           Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 26, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC.
(Registrant)

Date: August 10, 2020	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal
financial officer)