Form 10-Q
period 2020-09-30
GeoVax Labs, Inc.
filed 2020-11-05
CIK 832489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission file number 001-39563

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

Yes ☐    No ☒

As of November 5, 2020, 3,810,836 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1
	Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2020 and 2019 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three-month and nine-month periods ended September 30, 2020 and 2019 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2020 and 2019 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3	Defaults Upon Senior Securities	28

Item 4	Mine Safety Disclosures	28

Item 5	Other Information	28

Item 6	Exhibits	28

SIGNATURES		30

Part I -- FINANCIAL INFORMATION

Item 1	Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,580,594	$283,341
Grant funds and other receivables	141,154	68,603
Prepaid expenses and other current assets	13,046	95,320
Total current assets	11,734,794	447,264
Property and equipment, net (Note 5)	10,093	10,606
Deposits	11,010	11,010

Total assets	$11,755,897	$468,880

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$161,478	$152,653
Accrued expenses (Note 6)	579,585	1,851,040
Current portion of notes payable	182,584	12,500
Total current liabilities	923,647	2,016,193
Note payable, net of current portion	18,506	27,243
Total liabilities	942,153	2,043,436

Commitments (Note 9)

Stockholders’ equity (deficiency):
Preferred Stock, $.01 par value (Note 10):
Authorized shares – 10,000,000
Issued and outstanding shares – 100 and 2,486 September 30, 2020 and December 31, 2019, respectively	76,095	1,932,433
Common stock, $.001 par value:
Authorized shares – 600,000,000
Issued and outstanding shares – 3,559,473 and 14,992 at September 30, 2020 and December 31, 2019, respectively	3,559	15
Additional paid-in capital	55,203,149	39,340,509
Accumulated deficit	(44,469,059)	(42,847,513)
Total stockholders’ equity (deficiency)	10,813,744	(1,574,556)

Total liabilities and stockholders’ equity (deficiency)	$11,755,897	$468,880

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Grant and collaboration revenue	$415,458	$333,209	$1,572,037	$907,382

Operating expenses:
Research and development	416,756	467,674	1,687,113	1,474,619
General and administrative	435,013	291,475	1,364,650	1,214,189
Total operating expenses	851,769	759,149	3,051,763	2,688,808

Loss from operations	(436,311)	(425,940)	(1,479,726)	(1,781,426)

Other income (expense):
Interest income	90	2,560	902	4,665
Interest expense	(134,427)	(1,054)	(142,722)	(3,275)
Total other income (expense)	(134,337)	1,506	(141,820)	1,390

Net loss	$(570,648)	$(424,434)	$(1,621,546)	$(1,780,036)

Basic and diluted:
Net loss per common share	$(0.73)	$(1,282.28)	$(2.85)	$(14,016.03)
Weighted average shares outstanding	782,978	331	569,955	127

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

	Three-Month and Nine-Month Periods Ended September 30, 2020
							Total
	Preferred Stock (Note 10)		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficiency)
Balance at December 31, 2019	2,486	$1,932,433	14,992	$15	$39,340,509	$(42,847,513)	$(1,574,556)
Sale of convertible preferred stock for cash	300	300,000	-	-	-	-	300,000
Conversion of preferred stock to common stock	(2,386)	(1,856,338)	674,067	674	1,855,664	-	-
Common stock issued for services	-	-	521	1	5,999	-	6,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(595,694)	(595,694)
Balance at March 31, 2020	400	376,095	689,580	690	41,202,172	(43,443,207)	(1,864,250)
Common stock issued for services	-	-	2,124	2	11,998	-	12,000
Warrants issued in bridge financing	-	-	-	-	457,833	-	457,833
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(455,204)	(455,204)
Balance at June 30, 2020	400	376,095	691,704	692	41,672,003	(43,898,411)	(1,849,621)
Conversion of preferred stock to common stock	(300)	(300,000)	42,723	43	299,957	-	-
Warrants exercised for common stock	-	-	36,902	37	(37)	-	-
Common stock issued upon debenture conversion	-	-	177,626	177	569,340	-	569,517
Common stock issued upon cancellation of accrued compensation	-	-	300,001	300	1,499,700	-	1,500,000
Sale of common stock for cash	-	-	2,310,000	2,310	11,156,186	-	11,158,496
Common stock issued for services	-	-	517	-	6,000	-	6,000
Net loss for the three months ended September 30, 2020	-	-	-	-	-	(570,648)	(570,648)
Balance at September 30, 2020	100	$76,095	3,559,473	$3,559	$55,203,149	$(44,469,059)	$10,813,744

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

	Three-Month and Nine-Month Periods Ended September 30, 2019
							Total
	Preferred Stock (Note 10)		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficiency)
Balance at December 31, 2018	3,450	$1,971,333	11	$-	$37,483,204	$(40,476,884)	$(1,022,347)
Sale of convertible preferred stock for cash and cancellation of note payable	500	404,250	-	-	85,750	-	490,000
Conversion of preferred stock to common stock	(767)	(303,475)	3	-	303,475	-	-
Stock option expense	-	-	-	-	26,652	-	26,652
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(701,454)	(701,454)
Balance at March 31, 2019	3,183	2,072,108	14	-	37,899,081	(41,178,338)	(1,207,149)
Sale of convertible preferred stock for cash	500	438,700	-	-	61,300	-	500,000
Conversion of preferred stock to common stock	(281)	(172,941)	6	-	172,941	-	-
Issuance of common stock for services	-	-	-	-	6,000	-	6,000
Stock option expense	-	-	-	-	26,664	-	26,664
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(654,148)	(654,148)
Balance at June 30, 2019	3,402	2,337,867	20	-	38,165,986	(41,832,486)	(1,328,633)
Sale of convertible preferred stock for cash	700	700,000	-	-	-	-	700,000
Conversion of preferred stock to common stock	(1,048)	(716,044)	2,369	3	716,041	-	-
Issuance of common stock for services	-	-	1	-	6,000	-	6,000
Stock option expense	-	-	-	-	26,348	-	26,348
Net loss for the three months ended September 30, 2019	-	-	-	-	-	(424,434)	(424,434)
Balance at September 30, 2019	3,054	$2,321,823	2,390	$3	$38,914,375	$(42,256,920)	$(1,020,719)

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,621,546)	$(1,780,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,983	5,693
Stock-based compensation expense	24,000	290,744
Changes in assets and liabilities:
Grant funds and other receivables	(72,551)	18,329
Prepaid expenses and other current assets	82,274	(83,637)
Amortization of debt discount	124,185	-
Accounts payable and accrued expenses	252,036	431,170
Total adjustments	412,927	662,299
Net cash used in operating activities	(1,208,619)	(1,117,737)

Cash flows from investing activities:
Purchase of property and equipment	(2,470)	(4,272)
Net cash used in investing activities	(2,470)	(4,272)

Cash flows from financing activities:
Net proceeds from sale of preferred stock	300,000	1,440,000
Net proceeds from issuance of note payable	170,200	-
Net proceeds from bridge financing	888,500	-
Net proceeds from sale of common stock and warrants	11,158,496	-
Principal repayment of note payable	(8,854)	(8,333)
Net cash provided by financing activities	12,508,342	1,431,667

Net increase in cash and cash equivalents	11,297,253	309,658
Cash and cash equivalents at beginning of period	283,341	259,701

Cash and cash equivalents at end of period	$11,580,594	$569,359

Supplemental disclosure of non-cash financing activities:

During the nine months ended September 30, 2020:

●	716,790 shares of our common stock were issued upon conversion of convertible preferred stock
●	36,902 shares of common stock were issued for a cashless exercise of stock purchase warrants
●	300,001 shares of common stock and 300,001 Unit Warrants were issued in exchange for cancellation of $1,500,000 owed to current and former employees and directors
●	177,626 shares of common stock, 126,042 Pre-Funded Warrants and 303,668 Unit Warrants were issued upon conversion of $1,200,000 convertible debentures and $14,667 of related accrued interest

During the nine months ended September 30, 2019:

●	2,378 shares of our common stock were issued upon conversion of convertible preferred stock
●	250 shares of Series G Convertible Preferred Stock were issued in exchange for cancellation of $250,000 of term notes payable

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

1.	Description of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a clinical-stage biotechnology company developing immunotherapies and vaccines against infectious diseases and cancers using a novel vector vaccine platform (Modified Vaccinia Ankara (MVA) Virus-Like Particle, or “GV-MVA-VLPTM”). In this platform, MVA, a large virus capable of carrying several vaccine antigens, expresses proteins that assemble into highly effective VLP immunogens in the person being vaccinated. The MVA-VLP virus replicates to high titers in approved avian cells for manufacturing but cannot productively replicate in mammalian cells. Therefore, the MVA-VLP derived vaccines can elicit durable immune responses in the host similar to a live attenuated virus, while providing the safety characteristics of a replication-defective vector.

Our current development programs are focused on preventive vaccines against novel coronavirus (COVID-19), Human Immunodeficiency Virus (HIV), Zika Virus, hemorrhagic fever viruses (Ebola, Sudan, Marburg, Lassa), and malaria, as well as immunotherapies for HIV and solid tumor cancers.

Our corporate strategy is to advance, protect and exploit our differentiated vaccine immunotherapy platform leading to the successful development of preventive and therapeutic vaccines against infectious diseases and various cancers. With our design and development capabilities, we are progressing and validating an array of cancer and infectious disease immunotherapy and vaccine product candidates. Our goal is to advance products through to human clinical testing, and to seek partnership or licensing arrangements for achieving regulatory approval and commercialization. We also leverage third party resources through collaborations and partnerships for preclinical and clinical testing with multiple government, academic and corporate entities.

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

The accompanying condensed consolidated financial statements at September 30, 2020 and for the three-month and nine-month periods ended September 30, 2020 and 2019 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

As described in Note 10, we enacted reverse stock splits of our common stock on April 30, 2019, January 21, 2020 and September 30, 2020. Unless otherwise noted, the accompanying financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock splits.

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date the financial statements are issued. We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates.

For the last several years the audit reports to our consolidated financial statements have included a “going concern” qualification, arising from our limited assets, our history of operating losses, and our continuing need for capital to conduct our research and development activities. These conditions continued through the second quarter of 2020. However, as a result of our financing activities consummated during the third quarter of 2020 (see Note 10), management has concluded that as of September 30, 2020 there is no longer a substantial doubt over the Company’s ability to operate as a going concern for at least the next twelve-month period. We believe that our existing cash resources together with current government funding commitments, will be sufficient to continue our planned operations into early 2022.

We expect to incur future net losses as we continue to fund the development of our product candidates. To date, we have financed our operations primarily with proceeds from sales of equity and debt securities, government grants and clinical trial assistance, and corporate collaborations. Our transition to profitability will be dependent upon, among other things, the successful development and commercialization of our product candidates. We may never achieve profitability or positive cash flows, and unless and until we do, we will continue to need to raise additional funding. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2020, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we expect to have a material impact on our financial statements.

4.	Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents consist of common shares issuable upon conversion of convertible preferred stock, and upon exercise of stock options and stock purchase warrants. All common share equivalents are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. The weighted average number of common share equivalents which were excluded from the computation of diluted loss per share, totaled 204,553 and 78,754 shares for the three-month and nine-month periods ended September 30, 2020, respectively, as compared to 273 and 272 shares for the three-month and nine-month periods ended September 30, 2019, respectively. See Note 10 for more information concerning our outstanding common share equivalents at September 30, 2020 that could potentially dilute earnings per share in the future.

5.	Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Laboratory equipment	$537,047	$534,577
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	11,736	11,736
Total property and equipment	664,388	661,918
Accumulated depreciation and amortization	(654,295)	(651,312)
Property and equipment, net	$10,093	$10,606

6.	Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets are composed of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Accrued payroll and director fees	$551,762	$1,732,702
Other accrued expenses	27,823	118,338
Total accrued expenses	$579,585	$1,851,040

7.	Notes Payable

GRA Note – On February 28, 2018, we entered into a Senior Note Purchase Agreement with Georgia Research Alliance, Inc. (GRA) pursuant to which we issued a five-year Senior Promissory Note (the “GRA Note”) to GRA in exchange for $50,000. The GRA Note bears an annual interest rate of 5%, payable monthly. Future principal repayments are expected to be $3,026 for the remainder of 2020, $12,487 in 2021, $13,126 in 2022, and $2,252 in 2023. Interest expense related to the GRA Note for the three-month and nine-month periods ended September 30, 2020 was $411 and $1,344, respectively, as compared to $547 and $1,753, respectively, for the same periods of 2019.

CARES Act Paycheck Protection Program Loan – On April 17, 2020, we received a $170,200 bank loan backed by the United States Small Business Administration pursuant to the Paycheck Protection Program (PPP) provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The loan bears an annual interest rate of one percent and is due April 17, 2022. Commencing November 17, 2020, monthly payments of $9,578.16 will be due. Amounts due may be prepaid without penalty. We accrued interest expense associated with the PPP Loan of $429 and $774 for the three-month and nine-month periods ended September 30, 2020, respectively. In October 2020, we applied to the lender to have the loan forgiven, based upon our submission of qualifying information regarding eligible expenses; as of the date of this report our application has not been processed.

8.	Convertible Debentures

On June 26 2020, we entered into a Securities Purchase Agreement with two institutional investors, pursuant to which we received gross proceeds of $1,050,000 in exchange for the issuance of: (i) 5% Original Issue Discount Senior Secured Convertible Debentures (the “Convertible Debentures”) in the aggregate principal amount of $1,200,000; and (ii) five-year warrants (the “June 2020 Warrants”) to purchase an aggregate of 120,000 shares of our common stock at an exercise price of $10.00 per share. Net proceeds after deducting the original issue discount, finder’s fee and other debt issuance costs was $888,500. As a result of the public offering of our securities described in Note 10, on September 29, 2020 the exercise price of the June 2020 Warrants was reduced to $5.00. The Convertible Debentures had an original maturity of twelve months, bore interest at a rate of 5% per annum, and were secured by substantially all of the Company’s assets until such time as they were paid or converted in full.

The Convertible Debentures were mandatorily convertible upon our consummation of a public offering of common stock with gross proceeds of $6,000,000 or more, and which resulted in the listing of our common stock on a national securities exchange (a “Qualified Offering”). The conversion price upon the occurrence of a Qualified Offering was equal to the lower of (i) $10.00 per share or (ii) 80% of the offering price. The conversion provisions of the Convertible Debentures were subject to a “conversion blocker” such that each of the purchasers could not convert the Convertible Debentures to the extent that the conversion would result in the purchaser and its affiliates holding more than 4.99% of our outstanding common stock.

On September 29, 2020, upon our consummation of the public offering discussed in Note 10, the $1,200,000 maturity value of the Convertible Debentures and $14,667 of accrued interest were automatically converted at $4.00, the Qualified Offering discounted price, resulting in the issuance of 303,667 conversion units. Of the 303,668 conversion units: (a) 177,626 consist of one share of common stock and a warrant to purchase one share of common stock (a “Conversion Warrant”), and (b) 126,042 consist of one pre-funded warrant to purchase one share of common stock (a “Pre-Funded Warrant”) and a Conversion Warrant. The Pre-Funded Warrants provide the holder the right to purchase one share of Common Stock at an exercise price of $0.01 per share, are immediately exercisable and will not expire until exercised in full. The Unit Warrants provide the holder the right to purchase one share of common stock, are immediately exercisable at an exercise price of $5.00 per share and expire five years after the issuance date.

Upon the issuance of the Convertible Debentures, we recorded a debt discount of $769,334, including the $150,000 original issue discount, $457,834 of fair value allocated to the warrants (recorded as Additional Paid-in Capital), and $161,500 of direct transaction costs incurred. The debt discount was amortized to interest expense over the 12-month term of the Debentures using the effective interest rate method, up to the date of conversion. As a result of the mandatory conversion of the Convertible Debentures on September 29, 2020, the remaining unamortized debt discount ($645,150) was recorded as Additional Paid-in Capital in the accompanying Consolidated Balance Sheets. Interest expense associated with the Convertible Debentures was $133,148 and 138,851 for the three-month and nine-month periods ended September 30, 2020, respectively, including of $119,139 and $124,184, respectively, of debt discount amortization.

9.	Commitments

Lease Agreement -- We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2022. Rent expense for the three-month and nine-month periods ended September 30, 2020 was $41,539 and $124,617, respectively, as compared to $40,316 and $120,949, respectively, for the same periods of 2019. Future minimum lease payments total $41,539 in 2020, $171,213 in 2021 and $176,356 in 2022, although the lease may be terminated at any time by either party with ninety days’ written notice.

Other Commitments – In the normal course of business, we enter into various firm purchase commitments related to production and testing of our vaccine, conduct of research studies, and other activities. As of September 30, 2020, there was approximately $290,500 of unrecorded outstanding purchase commitments to our vendors and subcontractors, $228,000 of which we expect will be due in 2020 and $62,500 in 2021. We expect this entire amount to be reimbursable to us pursuant to existing government grants.

10.	Stockholders’ Equity

Convertible Preferred Stock

We are authorized to issue up to 10,000,000 shares of our Preferred Stock, $.01 par value, which may be issued in one or more series. The table below presents our issued and outstanding series of preferred stock as of September 30, 2020 and December 31, 2019. Each series of our outstanding preferred stock has a stated value of $1,000 per share. Further information concerning each series of preferred stock, and the changes in each series during the nine months ended September 30, 2020 are discussed below the table.

	September 30, 2020		December 31, 2019
		Carrying		Carrying
	Shares	Value	Shares	Value
Series B Convertible Preferred Stock	100	$76,095	100	$76,095
Series H Convertible Preferred Stock	-	-	1,686	1,156,338
Series I Convertible Preferred Stock	-	-	700	700,000
Total	100	$76,095	2,486	$1,932,433

As of September 30, 2020, there were 100 shares of Series B Convertible Preferred Stock outstanding, convertible into a negligible number of shares of common stock. There were no transactions involving our Series B Preferred Stock during the nine months ended September 30, 2020.

During the first quarter of 2020, 1,686 shares of our Series H Convertible Preferred Stock were converted into 469,696 shares of our common stock. As of September 30, 2020, there were no shares of Series H Preferred Stock outstanding.

During the first quarter of 2020, 700 shares of our Series I Convertible Preferred Stock were converted into 204,371 shares of our common stock. As of September 30, 2020, there were no shares of Series I Preferred Stock outstanding.

On January 24, 2020, we entered into a Securities Purchase Agreement with the purchasers identified therein providing for the issuance and sale to the purchasers of an aggregate of 300 shares of our Series J Convertible Preferred Stock (“Series J Preferred Stock”) for gross proceeds of $300,000. Our Series J Preferred Stock has rights and privileges as set forth in the pertinent Certificate of Designation of Preferences, Rights and Limitations, including a liquidation preference equal to the stated value per share. The Series J Preferred Stock has no voting rights and is not entitled to a dividend. During July 2020, 300 shares of Series J Preferred Stock were converted into 42,723 shares of our common stock. As of September 30, 2020, there were no shares of Series J Preferred Stock outstanding.

Common Stock

Reverse Stock Splits – On April 30, 2019, we enacted a 1-for-500 reverse stock split of our common stock, on January 21, 2020, we effected a 1-for-2000 reverse split of our common stock and on September 25, 2020, we effected a 1-for-20 reverse split of our common stock.

Conversions of Preferred Stock – As discussed under “Preferred Stock” above, during the nine months ended September 30, 2020, we issued 716,790 shares of our common stock pursuant to conversions of our Series H, Series I, and Series J Preferred Stock.

Public Offering – On September 24, 2020, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC, as representative of the underwriters (the “Representative”), for an underwritten public offering (the “Offering”) of an aggregate of 2,560,000 units of our equity securities (the “Units”). The Offering closed on September 29, 2020, with gross proceeds to us of approximately $12.8 million; net proceeds after deducting underwriting discounts and commissions and other offering expenses were approximately $11.2 million.

Of the 2,560,000 Units sold in the Offering: (a) 2,310,000 Units consist of one share of our common stock, and a Warrant to purchase one share of common stock (each, a “Unit Warrant”); and (b) 250,000 Units consisting of a Pre-Funded Warrant to purchase one share of common stock and a Unit Warrant. The Pre-Funded Warrants provide the holder the right to purchase one share of common stock at an exercise price of $0.01 per share, are immediately exercisable and will not expire until exercised in full. The Unit Warrants provide the holder the right to purchase one share of common stock, are immediately exercisable at an exercise price of $5.00 per share and expire five years after the issuance date. The public offering price was $5.00 per Unit ($4.99 for each Unit including a Pre-Funded Warrant). We granted the Representative a 45-day option to purchase up to 384,000 Units to cover over-allotments, if any.

Pursuant to the Underwriting Agreement, we issued to the Representative, as a portion of the underwriting compensation, warrants to purchase up to a total of 128,000 shares of common stock (the “Representative Warrants”). The Representative Warrants have an exercise price of $5.50 per share, are initially exercisable 180 days after the effective date of the Offering and have a term of three years from their initial exercise date.

Conversion of Deferred Compensation to Equity – During 2016 and 2017, to help conserve the Company’s cash resources, each of our executive officers and non-employee directors agreed to defer receipt of all or a portion (at varying levels) of their respective cash compensation. On September 29, 2020, upon our consummation of the Offering, $1,500,000 of the accumulated deferrals were converted at the $5.00 offering price, resulting in the issuance of 300,001 units substantially similar to the units sold in the public offering, with each unit consisting of one share of our common stock and one warrant substantially similar to a Unit Warrant (a “Management Warrant”).

Conversion of Convertible Debentures to Equity – As discussed in Note 8, upon our consummation of the Offering, we issued an aggregate of 177,625 shares of our common stock, 126,042 Pre-Funded Warrants and 303,667 Conversion Warrants upon the mandatory conversion of $1,214,667 of Convertible Debentures and accrued interest.

Other Common Stock Transactions – During the nine months ended September 30, 2020, we issued an aggregate of 3,162 shares of our common stock pursuant to a consulting agreement. See “Stock-Based Compensation Expense” below.

Stock Options

As a result of the reverse stock splits of our common stock all of our outstanding stock options were automatically adjusted such that all of such stock options as of the beginning of 2020 were eliminated. On June 19, 2020, our Board of Directors approved the GeoVax Labs, Inc. 2020 Stock Incentive Plan (the “2020 Plan”) to replace our prior stock option plan and reserved up to 250,000 shares of our common stock for issuance pursuant to the 2020 Plan. No equity awards were made from the 2020 Plan during the nine months ended September 30, 2020.

Stock Purchase Warrants

Series G Warrants – In August 2020, the holders of the Series G Warrants agreed to their cancellation and there were no Series G Warrants outstanding as of September 30, 2020.

Series H Warrants – During July 2020, all outstanding Series H Warrants were exercised using the “cashless” exercise feature of the warrants, resulting in the issuance of 7,147 shares of our common stock. There were no Series H Warrants outstanding as of September 30, 2020.

Series I Warrants – During July 2020, Series I Warrants were exercised using the “cashless” exercise feature of the warrants, resulting in the issuance of 29,755 shares of our common stock. As of September 30, 2020, there were 62,626 Series I Warrants outstanding, with an exercise price of $5.00 per share, reflective of anti-dilution adjustments resulting from the Offering.

June 2020 Warrants – As discussed in Note 8, on June 26, 2020, in connection with the issuance of the Convertible Debentures, we issued warrants to purchase 120,000 shares of common stock, with a five-year term and an exercise price of $10.00. As a result of the Offering, on September 29, 2020 the exercise price was reduced to $5.00.

Warrants Issued Upon Conversion of Convertible Debentures – As discussed in Note 8, on September 29, 2020, upon the conversion of the Convertible Debentures into our equity securities, we issued 126,042 Pre-Funded Warrants and 303,668 Conversion Warrants to purchase our common stock.

Warrants Issued Upon Conversion of Deferred Compensation – As discussed above under “Common Stock – Conversion of Deferred Compensation to Equity”, on September 29, 2020, upon the conversion of amounts owed to current and former executive officers and directors, we issued Management Warrants to purchase 300,001 shares of common stock.

Warrants Issued in Connection with Public Offering – As discussed above under “Common Stock – Public Offering”, on September 29, 2020, in connection with the Offering, we issued Unit Warrants to purchase 2,560,000 shares of common stock; Pre-Funded Warrants to purchase 250,000 shares of common stock; and Representative Warrants to purchase 128,000 shares of common stock.

Summary of Warrants Outstanding – The following table presents summary information about our warrants outstanding as of September 30, 2020:

Warrant Description	Number of Shares	Exercise Price	Expiration
Series I Warrants	62,626	$5.00	Oct-Dec 2024
June 2020 Warrants	120,000	5.00	Jun 2025
Pre-Funded Warrants	376,042	0.01	Perpetual
Unit, Conversion and Management Warrants	3,163,669	5.00	Sep 2025
Representative Warrants	128,000	5.50	Mar 2024
Total Warrants Outstanding at September 30, 2020	3,850,337

Weighted-Average Exercise Price	$4.53
Weighted-Average Remaining Life (excluding Pre-Funded Warrants)(in years)	4.9

Stock-Based Compensation Expense

There was no stock-based compensation expense related to our stock option plan recognized in the consolidated statement of operations for the three-month or nine-month periods ended September 30, 2020 and there was no unrecognized compensation expense related to stock options as of September 30, 2020. During the three-month and nine-month periods ended September 30, 2020 we recorded stock-based compensation expense of $6,000 and $24,000, respectively, associated with common stock issued for a consulting agreement.

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

12.	Grant and Collaboration Revenue

We receive payments from government entities under our grants from the National Institute of Allergy and Infectious Diseases (NIAID) and from the U.S. Department of Defense in support of our vaccine research and development efforts. We record revenue associated with government grants as the reimbursable costs are incurred. During the three-month and nine-month periods ended September 30, 2020, we recorded $231,330 and $1,186,844, respectively, of revenues associated with these grants and contracts, as compared to $214,765 and $754,022, respectively, for the comparable periods of 2019. As of September 30, 2020, there was an aggregate of $417,121 in approved grant funds available for use through September 2021.

During the three-month and nine-month periods ended September 30, 2020, we recorded $184,127 and $385,193, respectively, of revenues associated with research collaboration agreements with third parties, as compared to $118,444 and $153,360, respectively, for the comparable periods of 2019.

13.	Subsequent Events

During October 2020, holders of our Pre-Funded Warrants exercised 250,000 of such warrants, resulting in the issuance of 250,000 shares of our common stock for an aggregate exercise price of $2,500.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in Item 1A, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,” ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

Overview

GeoVax is a clinical-stage biotechnology company developing immunotherapies and vaccines against infectious diseases and cancers using a novel vector vaccine platform (Modified Vaccinia Ankara (MVA) Virus-Like Particle, or “GV-MVA-VLPTM”). In this platform, MVA, a large virus capable of carrying several vaccine antigens, expresses proteins that assemble into highly effective VLP immunogens in the person being vaccinated. The MVA-VLP virus replicates to high titers in approved avian cells for manufacturing but cannot productively replicate in mammalian cells. Therefore, the MVA-VLP derived vaccines can elicit durable immune responses in the host similar to a live attenuated virus, while providing the safety characteristics of a replication-defective vector.

Our current development programs are focused on preventive vaccines against novel coronavirus (COVID-19), Human Immunodeficiency Virus (HIV), Zika Virus, hemorrhagic fever viruses (Ebola, Sudan, Marburg, Lassa), and malaria, as well as immunotherapies for HIV and solid tumor cancers.

Our corporate strategy is to advance, protect and exploit our differentiated vaccine immunotherapy platform leading to the successful development of preventive and therapeutic vaccines against infectious diseases and various cancers. With our design and development capabilities, we are progressing and validating an array of cancer and infectious disease immunotherapy and vaccine product candidates. Our goal is to advance products through to human clinical testing, and to seek partnership or licensing arrangements for achieving regulatory approval and commercialization. We also leverage third party resources through collaborations and partnerships for preclinical and clinical testing with multiple government, academic and corporate entities.

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

Liquidity and Capital Resources

Our principal uses of cash are to finance our research and development activities. Since inception, we have funded these activities primarily from government grants and clinical trial assistance, and from sales of our equity securities. At September 30, 2020, we had cash and cash equivalents of $11,580,594 and total assets of $11,755,897, as compared to $283,341 and $468,880, respectively, at December 31, 2019. At September 30, 2020, we had positive working capital of $10,811,147, compared to a working capital deficit of $1,568,929 at December 31, 2019.

Net cash used in operating activities was $1,208,619 and $1,117,737 for the nine-month periods ended September 30, 2020 and 2019, respectively. Generally, the variances between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, partially offset by government grant revenues. As of September 30, 2020, there was $417,121 in approved grant funds available for use through September 2021. Of these amounts, we expect that approximately $290,500 will be used by us to reimburse third parties who will provide services covered by our grants. See “Results of Operations – Grant and Collaboration Revenues” below for additional details concerning our government grants.

NIAID has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive HIV vaccines, with GeoVax incurring certain costs associated with manufacturing the clinical vaccine supplies and other study support. We expect that NIAID will also fund the cost of the planned Phase 1 trial (HVTN 132) to further evaluate the safety and immunogenicity of adding “protein boost” components to our vaccine, GOVX-B11. We expect HVTN 132 to commence patient enrollment in early 2021. Additionally, we are party to a collaboration with American Gene Technologies International, Inc. (AGT) whereby AGT intends to conduct a Phase 1 human clinical trial with our combined technologies, with the ultimate goal of developing a functional cure for HIV infection. We expect that AGT will begin the Phase 1 trial during 2020, with the addition of our vaccine into the trial in early 2021. A similar effort is underway with a consortium led by researchers at the University of California, San Francisco (UCSF), using our vaccine as part of a combinational therapy to induce remission in HIV-positive individuals; this program entered clinical trials during August 2020. Each of these programs could experience delays as a result of the ongoing COVID-19 pandemic.

Net cash used in investing activities was $2,470 and $4,272 for the nine-month periods ended September 30, 2020 and 2019, respectively. Our investing activities have consisted predominantly of capital expenditures.

Net cash provided by financing activities was $12,508,342 and $1,431,667 for the nine-month periods ended September 30, 2020 and 2019, respectively. Net cash provided by financing activities during the 2020 period relates to (i) the sale in January 2020 of shares of our Series J convertible preferred stock for net proceeds of $300,000, (ii) $170,200 of PPP loan proceeds received in April 2020 (see discussion below), (iii) $888,500 of net proceeds received in June 2020 from our issuance of Convertible Debentures (see discussion below), (iv) net proceeds of approximately $11.2 million received in September 2020 from the public offering of our equity securities (see discussion below), and (v) $8,854 in principal repayments toward the GRA Note. Net cash provided by financing activities during the 2019 period relates to the sale of shares of our Series G and Series I convertible preferred stock for aggregate net proceeds of $1,440,000 and $8,333 in principal repayments toward the GRA Note.

PPP Loan – On April 17, 2020, we received a $170,200 bank loan backed by the United States Small Business Administration pursuant to the Paycheck Protection Program (PPP) provisions of the CARES Act. The loan bears an annual interest rate of one percent and is due April 17, 2022. Commencing November 17, 2020, monthly payments of $9,578.16 will be due. Amounts due may be prepaid without penalty. In October 2020, we applied to the lender to have the full principal amount forgiven based upon our providing qualifying information regarding eligible expenses; as of the date of this report our application has not been processed.

Conversion of Deferred Compensation to Equity – During 2016 and 2017, to help conserve the Company’s cash resources, each of our executive officers and non-employee directors agreed to defer receipt of all or a portion (at varying levels) of their respective cash compensation; the deferrals continued during 2018, 2019 and 2020. As of August 31, 2020, the aggregate accumulated deferrals were approximately $2,025,198. On September 29, 2020, upon our consummation of the public offering discussed below, $1,500,000 of the accumulated deferrals were converted at the $5.00 offering price, resulting in the issuance of 300,001 units substantially similar to the units sold in the public offering. The remaining $525,198 of deferred compensation owed as of August 31, 2020 will be paid in cash. Subsequent to the public offering all deferred compensation arrangements have been discontinued.

Issuance of Convertible Debentures and Subsequent Conversion to Equity – On June 26 2020, we entered into a Securities Purchase Agreement with two institutional investors, pursuant to which we received gross proceeds of $1,050,000 in exchange for the issuance of:(i) 5% Original Issue Discount Senior Secured Convertible Debentures in the aggregate principal amount of $1,200,000; and (ii) warrants to purchase an aggregate of 120,000 shares of our common stock The Convertible Debentures had an original maturity of twelve months, bore interest at a rate of 5% per annum, and were secured by substantially all of the Company’s assets until such time as they were paid or converted in full.

On September 29, 2020, upon our consummation of the public offering discussed below, pursuant to the terms of the Convertible Debentures, the $1,200,000 maturity value and $14,667 of accrued interest were automatically converted at $4.00, resulting in the issuance of 303,667 conversion units. Of the 303,667 conversion units: (a) 177,625 consist of one share of common stock and a warrant to purchase one share of common stock (a “Conversion Warrant”), and (b) 126,042 consist of one pre-funded warrant to purchase one share of common stock (a “Pre-Funded Warrant”) and a Conversion Warrant. The Pre-Funded Warrants provide the holder the right to purchase one share of Common Stock at an exercise price of $0.01 per share, are immediately exercisable and will not expire until exercised in full. The Conversion Warrants provide the holder the right to purchase one share of common stock, are immediately exercisable at an exercise price of $5.00 per share and expire five years after the issuance date.

Public Offering – On September 24, 2020, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC, as representative of the underwriters (the “Representative”), for an underwritten public offering (the “Offering”) of an aggregate of 2,560,000 units of our equity securities (the “Units”). The Offering closed on September 29, 2020, with gross proceeds to us of approximately $12.8 million; net proceeds after deducting underwriting discounts and commissions and other offering expenses were approximately $11.2 million.

Of the 2,560,000 Units sold in the Offering: (a) 2,310,000 Units consist of one share of our common stock, and a warrant to purchase one share of common stock (each, a “Unit Warrant”); and (b) 250,000 Units consist of a Pre-Funded Warrant to purchase one share of common stock and a Unit Warrant. The Pre-Funded Warrants provide the holder the right to purchase one share of common stock at an exercise price of $0.01 per share, are immediately exercisable and will not expire until exercised in full. The Unit Warrants provide the holder the right to purchase one share of common stock, are immediately exercisable at an exercise price of $5.00 per share and expire five years after the issuance date. The public offering price was $5.00 per Unit ($4.99 for each Unit including a Pre-Funded Warrant). We granted the Representative a 45-day option to purchase up to 384,000 Units to cover over-allotments, if any. Pursuant to the Underwriting Agreement, we issued to the Representative, as a portion of the underwriting compensation, warrants to purchase up to a total of 128,000 shares of common stock (the “Representative Warrants”). The Representative Warrants have an exercise price of $5.50 per share, are initially exercisable 180 days after the effective date of the Offering and have a term of three years from their initial exercise date.

We intend to use the net proceeds from the Offering to advance our product candidates, including research and technical development, manufacturing, clinical studies, capital expenditures, and working capital. Our primary use of proceeds with respect to advancing our product candidates will be to focus on our COVID-19 and immuno-oncology programs. Certain of our vaccine programs are currently advancing under funding and/or collaboration agreements with government agencies and others; these include our HIV, Lassa Fever, and malaria vaccine programs. We may also use the net proceeds from the Offering to acquire and invest in complementary products, technologies or businesses; however, we currently have no agreements or commitments to complete any such transaction. These plans may change to the extent that other funding is secured for these programs from government agencies and others.

As of September 30, 2020, we had an accumulated deficit of $44.5 million. We expect to incur future net losses as we continue to fund the development of our product candidates. To date, we have financed our operations primarily with proceeds from multiple sales of equity and debt securities, government grants and clinical trial assistance, and corporate collaborations. We believe that our existing cash resources together with current government funding commitments, will be sufficient to continue our planned operations into early 2022. We will require additional funds to continue our planned operations beyond that date. Our transition to profitability will be dependent upon, among other things, the successful development and commercialization of our product candidates. We may never achieve profitability or positive cash flows, and unless and until we do, we will continue to need to raise additional funding. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Results of Operations

Net Loss

We recorded a net loss of $570,648 for the three-month period ended September 30, 2020, as compared to $424,434 for the three-month period ended September 30, 2019. For the nine-month period ended September 30, 2020, we recorded a net loss of $1,621,546, as compared to $1,780,036 for the nine-month period ended September 30, 2019. Our net losses will typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described in more detail below.

Grant and Collaboration Revenues

During the three-month and nine-month periods ended September 30, 2020, we recorded grant and collaboration revenues of $415,458 and $1,572,037, respectively, as compared to $333,209 and $907,382, respectively, during the comparable periods of 2019.

Grant Revenues – Our grant revenues relate to grants and contracts from agencies of the U.S. Government in support of our vaccine development activities. We record revenues associated with these grants as the related costs and expenses are incurred. The difference in our grant revenues from period to period is dependent upon our expenditures for activities supported by the grants and fluctuates based on the timing of the expenditures. Additional detail concerning our grant revenues and the remaining funds available for use as of September 30, 2020 is presented in the table below.

	Grant Revenues Recorded During the Periods:				Unused Funds
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,		Available at
	2020	2019	2020	2019	Sep 30, 2020
Lassa Fever – U.S. Army Grant	$231,330	$150,015	$1,186,844	$444,519	$417,121
Lassa Fever – NIH SBIR Grant	-	64,750	-	147,042	-
Zika – NIH SBIR Grant	-	-	-	162,461	-
Total	$231,330	$214,765	$1,186,844	$754,022	$417,121

Collaboration Revenues – In addition to the grant revenues above, during the three-month and nine-month periods ended September 30, 2020 we recorded revenues associated with research collaborations with third parties of $184,128 and $385,193, respectively, as compared to $118,445 and $153,360, respectively, during the comparable periods of 2019. These amounts primarily represent amounts paid to us by the other parties for materials and other costs associated with joint studies.

We continue to seek additional support for our product development programs via grants and collaborative arrangements with governmental funding agencies and other third parties, but there is no assurance that we will be successful in these efforts and we therefore do not predict what impact such funding, if received, may have on our operations.

Research and Development Expenses

Our research and development expenses were $416,756 and $1,687,113 for the three-month and nine-month periods ended September 30, 2020 as compared to $467,674 and $1,474,619 for the comparable periods of 2019. Research and development expense for the three-month and nine-month periods of 2020 included no stock-based compensation expense, as compared to $11,006 and $33,647, respectively, for the comparable periods of 2019 (see discussion under “Stock-Based Compensation Expense” below).

Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on the timing of expenditures related to our government grants and other research projects, and other factors. Research and development expenses increased by $212,494, or 14%, from the nine-month period of 2019 to 2020 primarily due to the timing and amount of expenditures related to our government grants. Our research and development costs do not include costs incurred by the HIV Vaccine Trials Network (HVTN) or other collaborators in conducting clinical trials of our HIV vaccines; those costs are funded by the collaborators, or through their respective funding sources (such as NIAID’s funding of HVTN). We expect that our research and developments expenses will increase in the future as we expand our scientific staff and incur additional costs in support of our product development activities, particularly related to our COVID-19 vaccine and cancer immunotherapy programs, following completion of the Offering.

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

General and Administrative Expenses

Our general and administrative expenses were $435,013 and $1,364,650 for the three-month and nine-month periods ended September 30, 2020, as compared to $291,475 and $1,214,189 during the comparable periods of 2019. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and other general corporate expenses. General and administrative expense for the three-month and nine-month periods of 2020 included stock-based compensation expense of $6,000 and $24,000, respectively; as compared to $21,342 and $257,097, respectively, for the comparable periods of 2019 (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $429,013 and $1,340,650 during the three-month and nine-month periods ended September 30, 2020, respectively, as compared to $270,133and $957,092, respectively during the comparable periods of 2019, representing an increase of $383,558, or 40%, from the nine-month period of 2019 to the comparable period of 2020. The overall increase in general and administrative expense from 2019 to 2020 is primarily attributable to higher legal and other costs associated with our capital restructuring, stockholders meetings and other corporate activities, as well as higher legal costs associated with our patent prosecution and negotiation of license agreements with the NIH. We expect that our general and administrative costs will increase in the future in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

The table below shows the components of stock-based compensation expense for the three-month and nine-month periods ended September 30, 2020 and 2019. In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted.

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
	2020	2019	2020	2019
Stock option expense	$-	$26,348	$-	$79,664
Stock issued for services	6,000	6,000	24,000	211,080
Total stock-based compensation expense	$6,000	$32,348	$24,000	$290,744

The reverse stock splits enacted in April 2019 and in January 2020 automatically adjusted our outstanding stock options such that the number of such options as of January 1, 2020 was negligible. No new stock options were granted during the nine-month period ended September 30, 2020. We therefore recorded no stock-based compensation expense related to our stock option plan for the three-month or nine-month periods ended September 30, 2020. We expect to make additional grants under our 2020 Stock Incentive Plan and will therefore incur related compensation expenses.

During the three-month and nine-month periods ended September 30, 2020 we recorded stock-based compensation expense of $6,000 and $24,000, respectively, associated with common stock issued for a consulting agreement, as compared to $6,000 and $211,080, respectively, during the same periods of 2019, associated with common stock issued for consulting and financial advisory services.

Other Income (Expense)

Interest income for the three-month and nine-month periods ended September 30, 2020 was $90 and $902, respectively, as compared to $2,560 and $4,665, respectively, for comparable periods of 2019. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

Interest expense for the three-month and nine-month periods ended September 30, 2020 was $134,427 and $142,722, respectively, as compared to $1,054 and $3,275, respectively, for comparable periods of 2019. Interest expense for the 2020 periods relates to the Convertible Debentures, GRA Note, PPP Loan, and financing costs associated with insurance premiums. For the nine-month period ended September 30, 2020, interest expense included $14,667 of accrued interest payable and $124,184 of amortized debt discount related to the Convertible Debentures. Subsequent to the full conversion of the Convertible Debentures into our equity securities on September 29, 2020, there will be no more interest expenses associated with the Convertible Debentures, and we expect other interest expense will be minimal.

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

Changes in internal control over financial reporting

Although we have modified certain of our internal control procedures as a result of the COVID-19 pandemic, there were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a research and development-focused company, we have had no product revenue to date and revenues from our government grants and other collaborations have not generated sufficient cash flows to cover operating expenses. Since our inception, we have incurred operating losses each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, preclinical, clinical, and manufacturing efforts expand. Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of our product candidates, conduct preclinical tests and clinical trials, obtain the necessary regulatory approvals, and manufacture and market or otherwise commercialize our products. Unless we are able to successfully meet these challenges, we will not be profitable and may not remain in business.

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

The costs of conducting all of our human clinical trials to date for our preventive HIV vaccine have been borne by the HVTN, with funding by NIAID, and we expect NIAID support for additional clinical trials. GeoVax incurs costs associated with manufacturing the clinical vaccine supplies and other study support. We cannot predict the level of support we will receive from the HVTN or NIAID for any additional clinical trials of our HIV vaccines.

Our current operations are also partially supported by a U.S. government grant awarded to us to support our Lassa Fever vaccine program. As of September 30, 2020, there was approximately $417,000 of unused grant funds remaining and available for use through September 2021. Of this amount, we anticipate that approximately $290,500 will be paid by us to unaffiliated third parties who are providing services called for by the grant. We are pursuing additional support from the federal government for our vaccine programs; however, as we progress to the later stages of our vaccine development activities, government financial support may be more difficult to obtain, or may not be available at all. Furthermore, there is some risk that actual funding for grants could be delayed, cut back, or eliminated due to government budget constraints. Therefore, it will be necessary for us to look to other sources of funding to finance our development activities.

We expect that our current working capital, combined with proceeds from current government grants will be sufficient to support our planned level of operations into early 2022. We will need to raise additional funds to significantly advance our vaccine development programs and to continue our operations. In order to meet our operating cash flow needs we plan to seek sources of non-dilutive capital through government grant programs and clinical trial support. We may also plan additional offerings of our equity securities, debt, or convertible debt instruments. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

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

While we have invested, and continue to invest, a portion of our limited funds in our information technology and information security systems, there can be no assurance that our efforts will prevent security breaches, service interruptions, or data losses. Any security breaches, service interruptions, or data losses could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business, and reputational harm to us or allow third parties to gain material, inside information that they may use to trade in our securities.

Our business could be adversely affected by widespread public health epidemics, such as COVID-19, or other catastrophic events beyond our control.

In addition to our reliance on our own employees and facilities, we depend on our collaborators, laboratories and other facilities for the continued operation of our business. Despite any precautions we take, public health epidemics, such as COVID-19, or other catastrophic events, such as natural disasters, terrorist attack, hurricanes, fire, floods and ice and snowstorms, may result in interruptions in our business.

In response to the COVID-19 pandemic, we have suspended all non-essential travel for our employees, are canceling or postponing in-person attendance at industry events and limiting in-person work-related meetings. Currently, as a result of the work and travel restrictions related to the ongoing pandemic, several of our business activities are being conducted remotely which might be less effective than in-person meetings or in-office work. Despite these precautions, the necessary work within our laboratory and of our collaborators has continued without significant interruption. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, temporarily suspending travel and limitations on doing business in-person has and could continue to negatively impact our business development efforts and create operational or other challenges, any of which could harm our business, financial condition and results of operations.

In addition, the COVID-19 pandemic could disrupt our operations due to absenteeism by infected or ill members of management or other employees because of our limited staffing. COVID-19 related illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

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

The success of our business strategy will depend to a significant degree upon the continued services of key management, technical and scientific personnel and our ability to attract and retain additional qualified personnel and managers. Competition for qualified personnel is intense among companies, academic institutions and other organizations. The ability to attract and retain personnel is adversely affected by our financial challenges. If we are unable to attract and retain key personnel and advisors, it may negatively affect our ability to successfully develop, test, commercialize and market our products and product candidates.

Regulatory and legal uncertainties could result in significant costs or otherwise harm our business.

To manufacture and sell our products, we must comply with extensive domestic and international regulation. In order to sell our products in the United States, approval from the U.S. Food and Drug Administration (the “FDA”) is required. Satisfaction of regulatory requirements, including FDA requirements, typically takes many years, and if approval is obtained at all, it is dependent upon the type, complexity and novelty of the product, and requires the expenditure of substantial resources. We cannot predict whether our products will be approved by the FDA. Even if they are approved, we cannot predict the time frame for approval. Foreign regulatory requirements differ from jurisdiction to jurisdiction and may, in some cases, be more stringent or difficult to meet than FDA requirements. As with the FDA, we cannot predict if or when we may obtain these regulatory approvals. If we cannot demonstrate that our products can be used safely and successfully in a broad segment of the patient population on a long-term basis, our products would likely be denied approval by the FDA and the regulatory agencies of foreign governments.

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

Many pharmaceutical products cause multiple potential complications and side effects, not all of which can be predicted with accuracy and many of which may vary from patient to patient. Long term follow-up data may reveal previously unidentified complications associated with our products. The responses of potential physicians and others to information about complications could materially adversely affect the market acceptance of our products, which in turn would materially harm our business.

We may experience delays in our clinical trials that could adversely affect our financial results and our commercial prospects.

We do not know whether planned pre-clinical and clinical trials will begin on time or whether we will complete any of our trials on schedule, if at all. Product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. Significant delays may adversely affect our financial results and the commercial prospects for our products and delay our ability to become profitable.

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

In the United States and foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, including in the European Union, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act includes a number of provisions that are intended to lower healthcare costs, including provisions relating to prescription drug prices and government spending on medical products.

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

There has also been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products. There have been several Congressional inquiries and proposed bills, as well as state efforts, designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In June 2017, the FDA issued a Drug Competition Action plan intended to lower prescription drug prices by encouraging competition from generic versions of existing products. In July 2018, the FDA issued a Biosimilar Action Plan, intended to similarly promote competition to prescription biologics from biosimilars.

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

We expect that these, and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.

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

We do not have manufacturing, sales, or marketing experience.

We do not have experience in manufacturing, selling, or marketing. To obtain the expertise necessary to successfully manufacture, market, and sell our products, we must develop our own commercial infrastructure and/or collaborative commercial arrangements and partnerships. Our ability to execute our current operating plan is dependent on numerous factors, including, the performance of third-party collaborators with whom we may contract.

Our products under development may not gain market acceptance.

Our products may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Significant factors in determining whether we will be able to compete successfully include:

•	the efficacy and safety of our products;
•	the time and scope of regulatory approval;
•	reimbursement coverage from insurance companies and others;
•	the price and cost-effectiveness of our products, especially as compared to any competitive products; and
•	the ability to maintain patent protection.

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

If we are unable to finalize our license agreements with the NIH, we may not be able to continue our work.

We have secured a non-exclusive commercial license to the NIH MVA backbone for our SARS CoV-2 vaccine with the NIAID of the NIH on behalf of the United States, which includes the use of certain patents and patent applications arising from the Moss laboratory and the provided materials. We have also agreed on material terms for a non-exclusive research and development license to use the MVA backbone for our other vaccine candidates, which has been approved by the appropriate committees within the NIH and is awaiting final signature. If we later decide to commercialize vaccine candidates that are under the research and development license, we will need to negotiate appropriate commercialization licenses. If we are unable to finalize these agreements on the agreed-upon terms, we may have to accept less favorable terms, and it is possible that we will be unable to agree. In that case, we may not be able to continue our work.

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

We will rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and, in some cases, patent protection to preserve our competitive position. Our patents and licensed patent rights may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products with acceptable patent protection. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. If patents containing competitive or conflicting claims are issued to third parties, we may be prevented from commercializing the products covered by such patents or may be required to obtain or develop alternate technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies.

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

Risks Related to Our Common Stock

Upon exercise of our outstanding warrants we will be obligated to issue a substantial number of additional shares of common stock which will dilute our present shareholders.

We are obligated to issue additional shares of our common stock in connection with our outstanding warrants. Currently outstanding warrants are exercisable for 3,600,337 shares. The exercise of these warrants will cause us to issue additional shares of our common stock and will dilute the percentage ownership of our shareholders.

The market price of our common stock is highly volatile.

The market price of our common stock has been, and is expected to continue to be, highly volatile. Certain factors, including announcements of new developments by us or other companies, regulatory matters, new or existing medicines or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us, and subsequent sales of common stock by the holders of our Convertible Debentures and other options and warrants, including the June 2020 Warrants, could have an adverse effect on the market price of our shares.

In addition, the securities markets from time to time experience significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock does not have a vigorous trading market and investors may not be able to sell their securities when desired.

We have a limited active public market for our common stock. A more active public market, allowing investors to buy and sell large quantities of our common stock, may never develop even though our shares are now listed on Nasdaq. Consequently, investors may not be able to liquidate their investments in the event of an emergency or for any other reason.

We will need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

In order to meet our operating cash flow needs, we may plan additional offerings of our equity securities, debt, or convertible debt instruments. The sale of additional equity securities could result in significant additional dilution to our stockholders. Certain securities, such as our outstanding warrants, and subsequent issuances, contain or may contain anti-dilution provisions which could result in the issuance of additional shares at lower prices if we sell other shares below specified prices. The incurrence of indebtedness could result in debt service obligations and operating and financing covenants that would restrict our operations. We cannot assure investors that financing will be available in amounts or on terms acceptable to us, if at all.

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

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act, the Dodd-Frank Act, the JOBS Act, the FAST Act, and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations, and amendments to them, to contribute to our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Our Certificate of Incorporation and Bylaws may be amended by the affirmative vote of a majority of our stockholders.

Under the Delaware General Corporation Law, a corporation’s certificate of incorporation may be amended by the affirmative vote of the holders of a majority of the outstanding shares entitled to vote, and a majority of the outstanding shares of each class entitled to vote as a class, unless the articles require the vote of a larger percentage of shares. Our Certificate of Incorporation, as amended, does not require the vote of a larger percentage of shares. As permitted under the Delaware General Corporation Law, our Bylaws give our board of directors the power to adopt, amend, or repeal our Bylaws. Our stockholders entitled to vote have concurrent power to adopt, amend, or repeal our Bylaws.

Broker-dealers may be discouraged from effecting transactions in shares of our common stock if we are considered to be a penny stock and thus subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stocks” that restrict transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our securities have in the past constituted, and may again in the future, if we are delisted from Nasdaq, constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 (exclusive of personal residence) or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

Item 6	Exhibits

Exhibit Number	Description
1.1	Underwriting Agreement dated September 24, 2020 between the Company and Maxim Group LLC, as representative of the underwriters (7)
3.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed January 21, 2020 (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed September 24, 2020 (7)
4.1	Form of Stock Certificate representing the Company’s Common Stock, par value $0.001 per share (1)
4.1.2	Form of Stock Certificate representing the Company’s Common Stock par value $0.001 per share after the reverse stock split effected September 25, 2020 (9)
4.2	Form of Stock Certificate for the Series J Convertible Preferred Stock (2)
4.3	Form of Common Stock Purchase Warrant (11)
4.3.1	Form of Pre-Funded Warrant (7)
4.3.2	Form of Pre-Funded Warrant issued to holders of Convertible Debentures (8)
4.3.3	Form of Warrant issued to holders of Convertible Debentures (8)
4.3.4	Form of Representative’s Warrant Agreement (10)
4.3.5	Form of Warrant issued to Management Creditors (10)
4.4	Warrant Agent Agreement dated September 29, 2020 between the Company and American Stock Transfer & Trust Company, LLC (8)
4.5	Form of Subscription Agreement executed by Management Creditors (10)
10.1	Office and Laboratory Lease between UCB, Inc. and GeoVax, Inc. (3)
10.2	Form of Securities Purchase Agreement dated January 24, 2020 (2)
10.3	Form of Note dated April 17, 2020 (4)
10.4	2020 Stock Incentive Plan (5)
10.5	Securities Purchase Agreement dated June 26, 2020 (6)
10.6	Form of 5% Original Issue Discount Senior Secured Convertible Debenture dated June 26, 2020 (6)
10.7	Form of Common Stock Purchase Warrant dated June 26, 2020 (6)
10.8	Form of Security Agreement dated June 26, 2020 (6)
10.9	Form of Subsidiary Guarantee dated June 26, 2020 (6)
10.10	Agreement Regarding Outstanding Convertible Preferred Stock and Warrants dated June 26, 2020 (6)
10.11	Patent and Biological Materials License Agreement with the National Institute of Allergy and Infectious Diseases, dated October 22, 2020 (12)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

*	Filed herewith
**

XBRL (Extensible Business Reporting Language) information furnished hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 21, 2020.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 24, 2020.
(3)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 24, 2020.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 20, 2020.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 25, 2020.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 26, 2020.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed September 25, 2020.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed September 29, 2020.
(9)	Incorporated by reference from the Amendment No. 2 to registrant’s Registration Statement on Form S-1 (File No. 333-239958) filed August 26, 2020
(10)	Incorporated by reference from the Amendment No. 3 to registrant’s Registration Statement on Form S-1 (File No. 333-239958) filed September 8, 2020
(11)	Incorporated by reference from the Amendment No. 4 to registrant’s Registration Statement on Form S-1 (File No. 333-239958) filed September 23, 2020
(12)

Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 26, 2020. Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC.
(Registrant)

Date: November 5, 2020	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal financial officer)