Form 10-K/A
period 2020-12-31
GeoVax Labs, Inc.
filed 2021-04-28
CIK 832489

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

Number of shares of Common Stock outstanding as of April 28, 2021: 6,316,702

DOCUMENTS INCORPORATED BY REFERENCE

None

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of GeoVax Labs, Inc. for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission on March 23, 2021 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2020. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to GeoVax Labs, Inc. and its subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

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

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers as of April 28, 2021:

Name	Age	Current Position
David A. Dodd	71	Chairman of the Board of Directors, President and Chief Executive Officer
Mark W. Reynolds, CPA	59	Chief Financial Officer and Corporate Secretary
Mark J. Newman, Ph.D.	66	Chief Scientific Officer
Robert T. McNally Ph.D.	73	Director
Randal D. Chase, Ph.D. (1)(2)(3)	71	Independent Director
Dean G. Kollintzas (1)(2)(3)	48	Independent Director
John N. Spencer, Jr. (1)(2)(3)	80	Independent Director

______________________

(1)	Member of the Compensation Committee of the Board of Directors.
(2)	Member of the Nominating and Governance Committee of the Board of Directors.
(3)	Member of the Audit Committee of the Board of Directors.

David A. Dodd. Mr. Dodd joined the Board of Directors in March 2010, becoming Chairman of our Board of Directors on January 1, 2011. Effective September 5, 2018, Mr. Dodd became our President and Chief Executive Officer, following Dr. McNally’s retirement. His executive management experience in the pharmaceutical and biotechnology industries spans more than 40 years. From September 2017 to April 2018, he served as Chief Executive Officer, and as a member of the Board of Directors of Medizone International, Inc. (“Medizone”), a developer and manufacturer of disinfectant systems. On April 20, 2018, Medizone announced that certain of its creditors had commenced an involuntary bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code against Medizone. The creditors included Medizone’s former Chairman and Chief Executive Officer and its former Director of Operations. From April 2013 to July 2017, Mr. Dodd served as President and Chief Executive Officer, and as a member of the Board of Directors, of Aeterna Zentaris Inc., a drug development company. He was Chairman of the Board of Directors of Aeterna Zentaris, Inc. from May 2014 to May 2016, and continued to serve as a member of its Board of Directors until May 2018. From December 2007 to June 2009, Mr. Dodd was President, Chief Executive officer and Chairman of BioReliance Corporation, a leading provider of biological safety and related testing services. From October 2006 to April 2009, he served as non-executive Chairman of Stem Cell Sciences Plc., where he oversaw the development and implementation of a strategic growth plan, implementation of an experienced executive team, and the sale of the company to Stem Cells, Inc. in April 2009. Before that, Mr. Dodd served as President, Chief Executive Officer and Director of Serologicals Corporation before it was sold to Millipore Corporation in July 2006 for $1.5 billion. For five years prior to his employment by Serologicals Corporation, Mr. Dodd served as President and Chief Executive Officer of Solvay Pharmaceuticals, Inc. and Chairman of its subsidiary Unimed Pharmaceuticals, Inc. He is also the Chief Executive Officer of RiversEdge BioVentures, an investment and advisory firm focused on the life sciences and pharmaceuticals industries, which he founded in 2009. The Board of Directors has concluded that Mr. Dodd should serve on the Board of Directors due to his experience in the pharmaceutical industry and his involvement as an officer and director of the Company, as well as his background in general management, business transformation, corporate partnering, and mergers and acquisitions.

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

Mark J. Newman, Ph.D. Dr. Newman became employed as our Chief Scientific Officer on August 25, 2020. Dr. Newman, who previously served the Company as vice president of research and development from 2010 to 2013, works for the Company on a half-time basis. The other portion of his working time is devoted primarily to his work at NewMark Diagnostics LLC, a diagnostics development company, which he founded in 2016. Prior, he served senior management positions at PaxVax, Pharmexa A/S, Epimmune, Vaxcel, Apollon, and Cambridge Biotech. During his 30-year career he shepherded the development of experimental vaccine and adjuvant products through preclinical research and into Phase 1 & 2 clinical testing. He is widely published in peer review publications and holds 10 U.S. patents. He holds a dual B.Sc/M.Sc. degree in Agriculture and Pre-Veterinary Medicine from the Ohio State University and earned his Ph.D. in Immunology at the John Curtin School for Medical Research, The Australian National University, Canberra.

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

Randal D. Chase, Ph.D. Dr. Chase joined the Board of Directors in March 2015. Dr. Chase is an experienced pharmaceutical and biotechnology executive who currently serves as a business advisor and consultant to companies in the life science sector. He also serves as a director for Mirexus Biotechnologies, Inc., a biomaterials company, and as Chairman of the Board for Glysantis, Inc. a biotechnology company. From February 2017 to April 2018, Dr. Chase was President and Chief Executive Officer of Advanced Proteome Therapeutics Corporation, a publicly-held biopharmaceutical company; he served as a member of that company’s board of directors from 2015 to April 2018. He served as Chairman of the Board for Medicago, Inc. until its sale to Mitsubishi Tanabe Pharma Corporation in 2013. From 2006 to 2011, he served as President and Chief Executive Officer of Immunovaccine, Inc., a clinical-stage biotechnology company developing vaccines against cancer and infectious diseases. Dr. Chase is also a former president of Shire Biologics, North American Vaccine, Pasteur Merieux Connaught, and Quadra Logic Technologies, Inc. His early career was at Bristol Myers and Glaxo Pharmaceuticals. Dr. Chase attended the Senior Executive Program of the London Business School in the United Kingdom, holds a Bachelor of Sciences degree in biochemistry from Bishop’s University and a Ph.D. in biochemistry from the University of British Columbia. Dr. Chase completed a post-doctoral fellowship at the McArdle Cancer Institute of the University of Wisconsin. The Board of Directors has concluded that Dr. Chase should serve on the Board of Directors due to his extensive leadership experience in the pharmaceutical industry, and the vaccine industry in particular.

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

Audit Committee

The separately-designated standing Audit Committee of the Board provides assistance to the Board of Directors in fulfilling its oversight responsibility relating to: (i) the integrity of the Company’s financial statements; (ii) the effectiveness of the Company’s internal control over financial reporting; (iii) the Company’s compliance with legal and regulatory requirements; and (iv) oversight of the independent registered public accounting firm, including its qualifications, independence and performance, appointment, compensation, and retention. The Audit Committee is responsible for reviewing our policies with respect to risk assessment and risk management, and for monitoring our business risk practices. It has appropriate funding, and the authority to engage independent counsel and other advisers. It also prepares the Audit Committee reports that SEC proxy rules require for the Company’s proxy statements. Our Audit Committee is currently comprised of Mr. Spencer (Chairman), Mr. Chase, and Mr. Kollintzas. Our Board of Directors has determined that each member of the committee is independent in accordance with the criteria of independence set forth in Section 301(3)(B) of the Sarbanes-Oxley Act of 2002, and Rule 5605(c)(2) of the Nasdaq Listing Rules and that Mr. Spencer qualifies as an “audit committee financial expert” as defined by the SEC’s rules. The Audit Committee has adopted a charter, a current copy of which is available on our website at www.geovax.com.

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

Payment of Deferred Compensation

Beginning in 2016 and 2017, to help conserve the Company’s cash resources, each of our executive officers and non-employee directors, who we refer to as the “Management Creditors,” agreed to defer receipt of all or a portion (at varying levels) of their respective cash compensation earned. Beginning in January 2017 and continuing through August 2020, all non-employee directors deferred 100% of their cash compensation. Since that time, both Dr. Harriet Robinson, who was our Chief Scientific Officer Emeritus and a former director, and Dr. Farshad Guirakhoo, our Chief Scientific Officer, resigned from their respective positions. As of September 29, 2020, the aggregate accumulated deferrals were $2,025,198. The Company did not accrue or pay interest on these amounts.

After careful consideration, the Compensation Committee of the Board determined, and the Board agreed, that, concurrently with the public offering of the Company’s securities in September 2020 (the “Offering”), the Company would offer $1,500,000 of units substantially similar to the units sold in the Offering, with each unit consisting of one share of our common stock and one five-year warrant to purchase one share of our common stock at an exercise price of $5.00 per share, to the Management Creditors as partial payment of the deferred compensation owed. Approximately $525,000 of the remaining deferred compensation owed was paid in cash for the purpose of assisting the Management Creditors in paying the income taxes that will be imposed on both the common stock and cash received. The Compensation Committee and the Board also considered that the Management Creditors previously owned shares or options to purchase shares of the Company’s common stock, which had decreased in value, and that the Compensation Committee and the Board believed it to be in the best interests of the Company and its stockholders for the Company’s executive officers and directors to have a financial interest in the success of the Company.

The units offered to the Management Creditors were valued at the offering price for the Units sold in the Offering. The following table provides details of the payments:

	Amounts Owed as of September 29, 2020			Payout
	Salary	Board Fees	Total	Units (1) Value/Number	Cash
David Dodd	$450,000	$102,675	$552,675	$409,349/81,870	$143,326
Mark Reynolds	406,279	-	406,279	$300,918/60,184	105,361
Farshad Guirakhoo	182,292	-	182,292	$135,018/27,004	47,274
Harriet Robinson	184,925	-	184,925	$136,968/27,394	47,957
Robert McNally	338,532	25,500	364,033	$269,627/53,925	94,405
Jack Spencer	-	141,925	141,925	$105,120/21,024	36,806
Dean Kollintzas	-	80,919	80,919	$59,934/11,987	20,985
Randal Chase	-	112,150	112,150	$83,066/16,613	29,084
Total	$1,562,028	$463,169	$2,025,198	1,500,000/300,001	$525,198

_____________

(1)

These units were valued at the same price as the offering price for Units sold in the Offering. The computation of the number of units was based on the public offering price of $5.00 per Unit. Number of units is rounded to nearest whole number.

Summary Compensation Table

The following table sets forth all compensation awarded or earned for employment services during 2020 and 2019 by (i) each person who served as our chief executive officer during 2020, and (ii) our two other most highly compensated executive officers (collectively referred to as the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards (1) ($)		All Other Compensation ($)		Total ($)
David A. Dodd	2020	$250,000	(3)	$162,500	$305,760	(6)	$8,483	(9)	$726,743
President and CEO	2019	250,000	(3)	-	-		917	(9)	250,914
Mark W. Reynolds	2020	234,392	(4)	117,196	143,360	(7)	5,803	(9)	500,751
Chief Financial Officer	2019	234,392	(4)	-	-		5,625	(9)	240,017
Mark J. Newman, PhD (2)	2020	41,667		18,750	39,200	(8)	-		99,617
Chief Scientific Officer	2019	-		-	-		--		-
Farshad Guirakhoo, PhD (2)	2020	152,083	(5)	-	-		11,238	(10)	163,321
Former Chief Scientific Officer	2019	250,000	(5)	-	-		21,648	(10)	271,648

(1)

Represents the grant date fair value of the stock options for financial statement reporting purposes. See footnotes 2 and 8 to our consolidated financial statements for the year ended December 31, 2020 for a discussion of the assumptions made and methods used for determining stock compensation values.

(2)	Dr. Newman became our Chief Scientific Officer effective August 25, 2020, following the termination of Dr. Guirakhoo’s employment effective August 10, 2020.
(3)

The amount for 2020 includes $150,000 of cash compensation which was deferred at Mr. Dodd’s election. The amount for 2019 includes $225,000 of such deferred cash compensation. The deferred compensation was paid in the form of common stock, warrants and cash in 2020. See “Payment of Deferred Compensation” above.

(4)

The amount for 2020 includes $62,504 of cash compensation which was deferred at Mr. Reynolds’s election. The amount for 2019 includes $93,757 of such deferred cash compensation. The deferred compensation was paid in the form of common stock, warrants and cash in 2020. See “Payment of Deferred Compensation” above.

(5)

Amount for 2020 includes $26,042 of cash compensation which was deferred at Dr. Guirakhoo’s election. The amount for 2019 includes $62,500 of such deferred cash compensation. The deferred compensation was paid to Dr. Guirakhoo in the form of common stock, warrants and cash during 2020. See “Payment of Deferred Compensation” above.

(6)

Represents the grant date fair value for stock options granted on December 2, 2020 for 273,000 shares with an exercise price of $2.79 per share, vesting over a three-year period. These stock options are granted subject to stockholder approval of an amendment to the 2020 Stock Incentive Plan increasing the maximum aggregate number of shares of common stock that may be issued pursuant to the 2020 Plan.

(7)

Represents the grant date fair value for stock options granted on December 2, 2020 for 128,000 shares with an exercise price of $2.79 per share, vesting over a three-year period. These stock options are granted subject to stockholder approval of an amendment to the 2020 Stock Incentive Plan increasing the maximum aggregate number of shares of common stock that may be issued pursuant to the 2020 Plan.

(8)

Represents the grant date fair value for stock options granted on December 2, 2020 for 35,000 shares with an exercise price of $2.79 per share, vesting over a three-year period. These stock options are granted subject to stockholder approval of an amendment to the 2020 Stock Incentive Plan increasing the maximum aggregate number of shares of common stock that may be issued pursuant to the 2020 Plan.

(9)	Represents employer matching contributions to the Company’s 401(k) retirement plan.
(10)

Represents $3,738 and $3,648 of employer matching contributions to the Company’s 401(k) retirement plan for 2020 and 2019, respectively, and $7,500 and $18,000 in housing expense allowances for each year, respectively.

Employment Agreements

David A. Dodd. Mr. Dodd serves as our President and Chief Executive Officer under an employment agreement dated September 1, 2018. The employment agreement has no specified term. The employment agreement provides for an initial annual salary of $250,000 to Mr. Dodd, subject to periodic increases as determined by the Board. Mr. Dodd is also eligible for an annual bonus, as determined by the Board, with an initial target of 65% of his base salary. In December 2020, the Board awarded Mr. Dodd a bonus of $162,500 which was paid in January 2021. No bonus was awarded to Mr. Dodd for 2019. Mr. Dodd is eligible for annual grants of additional awards from our equity incentives plans as determined by the Board. On December 2, 2020, the Board awarded to Mr. Dodd a stock option grant for 273,000 shares with an exercise price of $2.79 per share, vesting over a three-year period. These stock options are granted subject to stockholder approval of an amendment to the 2020 Stock Incentive Plan increasing the maximum aggregate number of shares of common stock that may be issued pursuant to the 2020 Plan. Mr. Dodd also is eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees.

In September 2018, to help conserve the Company’s cash resources, as part of his employment agreement, Mr. Dodd agreed to defer a portion of his base salary, effectively reducing his current annualized salary to $25,000, until August 31, 2020 when his full salary was restored. Of the $450,000 accumulated salary deferral owed to Mr. Dodd at that date, approximately 74% was paid in the form of the Company’s equity securities, with the remainder paid in cash. See “Payment of Deferred Compensation” below.

Mark W. Reynolds. Mr. Reynolds serves as our Chief Financial Officer under an employment agreement dated January 1, 2010 and amended on October 22, 2013. The employment agreement has no specified term. The employment agreement provided for an initial annual salary of $212,600 to Mr. Reynolds, subject to periodic increases as determined by the Compensation Committee. Mr. Reynolds’ current annualized base salary is $234,392. The Board of Directors may also approve the payment of a discretionary bonus annually. In December 2020, the Board awarded Mr. Reynolds a bonus of $117,196 which was paid in January 2021. No bonus was awarded to Mr. Reynolds for 2019. Mr. Reynolds is eligible for annual grants of additional awards from our equity incentives plans as determined by the Board. On December 2, 2020, the Board awarded to Mr. Reynolds a stock option grant for 128,000 shares with an exercise price of $2.79 per share, vesting over a three-year period. These stock options are granted subject to stockholder approval of an amendment to the 2020 Stock Incentive Plan increasing the maximum aggregate number of shares of common stock that may be issued pursuant to the 2020 Plan. Mr. Reynolds is eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees.

In April 2016, to help conserve the Company’s cash resources, Mr. Reynolds agreed to defer a portion of his base salary, effectively reducing his annualized salary from $234,392 to $140,635, until August 31, 2020 when his full salary was restored. Of the $406,279 accumulated salary deferral owed to Mr. Reynolds at that date, approximately 74% was paid in the form of the Company’s equity securities, with the remainder paid in cash. See “Payment of Deferred Compensation” below

Mark J. Newman, PhD. Dr. Newman serves as our Chief Scientific Officer under an employment agreement dated August 25, 2020. The employment agreement has no specified term. The employment agreement provides for an initial annual salary of $250,000 on a full-time annualized basis, or $125,000 per year on a 50% prorated basis to Dr. Newman, subject to periodic increases as determined by the Compensation Committee. The Board of Directors may also approve the payment of a discretionary bonus annually. In December 2020, the Board awarded Dr. Newman a bonus of $18,750. Dr. Newman is eligible for grants of awards from our equity incentive plans at the same level and subject to the same conditions as provided to all other employees. On December 2, 2020, the Board awarded to Dr. Newman a stock option grant for 35,000 shares with an exercise price of $2.79 per share, vesting over a three-year period. These stock options are granted subject to stockholder approval of an amendment to the 2020 Stock Incentive Plan increasing the maximum aggregate number of shares of common stock that may be issued pursuant to the 2020 Plan. Dr. Newman is not eligible for health insurance and 401(k) benefits due to his part-time employment status.

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

Our employment agreement with Mr. Reynolds provides that, if we terminate his employment without cause, we will pay a severance payment in the form of monthly payments of base salary for a period equal to one week for each full year of service (14 weeks as of December 31, 2020). Additionally if we terminate Mr. Reynolds’ employment at any time during the three month period which immediately precedes a change in control (as defined in the amended employment agreement) or during the one year period following a change in control, then we would pay an amount in cash equal to (a) two times his then base salary and target annual bonus, (b) two times the cost to provide 401(k) or other deferred compensation or health and welfare benefits to him, (c) full, complete vesting of all stock options, restricted stock grants or other equity or equity-type grants, and (d) a tax gross-up payment (if an excise tax is imposed by §4999 of the Internal Revenue Code or any related interest or penalties are incurred by him). The change of control provision also provides for full and complete vesting of all stock option grants held by him.

Our employment agreement with Dr. Newman provides that, if we terminate his employment without cause, we will pay a severance payment in the form of monthly payments of base salary for a period equal to one week for each full year of service.

Outstanding Equity Awards

GeoVax has awarded stock options to its senior management and other employees, pursuant to the GeoVax Labs, Inc. 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan was adopted by the Board on June 19, 2020 to provide equity-based and/or incentive awards to selected employees, directors, and independent contractors of the Company or its affiliates. The terms of these awards typically provide for vesting over a defined period of time, generally three years. The options expire if not exercised within ten years from the date of grant. The Company does not have a formula for determining stock option awards. Awards are generally based on the subjective judgment of the President and Chief Executive Officer and on the Compensation Committee’s subjective judgment. The following table sets forth certain information with respect to unexercised options previously awarded to our Named Executive Officers that were outstanding as of December 31, 2020. The table also includes warrants, if any, granted to our Named Executive Officers upon payment of the deferred compensation to the Management Creditors.

Option Awards
	Number of Securities Underlying Unexercised Options
Name	(#) Exercisable		(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
David Dodd	-		273,000	(1)	$2.79	12/02/30
	81,870	(2)			5.00	9/29/25
Mark Reynolds	-		128,000	(1)	2.79	12/02/30
	60,184	(2)			5.00	9/29/25
Mark Newman, PhD	-)		35,000		2.79	12/2/30
Farshad Guirakhoo, PhD	27,004	(2)			5.00	9/29/25

(1)

These stock options were granted subject to stockholder approval of an amendment to the 2020 Stock Incentive Plan increasing the maximum aggregate number of shares of common stock that may be issued pursuant to the 2020 Plan. Assuming such approval, these stock options vest and become exercisable in three equal installments on December 2, 2021, 2022 and 2023.

(2)

Warrants granted as payment of deferred compensation occurring on September 29, 2020. A portion of these warrants reflected deferred compensation accrued in 2020. See “Summary Compensation Table.”  These warrants are immediately exercisable and have a five-year term. See “Payment of Deferred Compensation.”

The 2020 Plan contains provisions that could lead to an accelerated vesting of options or other awards. In the event of certain change-in-control transactions described in the 2020 Plan, (i) outstanding options or other awards may be assumed, converted or replaced; (ii) the successor corporation may substitute equivalent options or other awards or provide substantially similar consideration to 2020 Plan participants as were provided to stockholders (after taking into account the existing provisions of the options or other awards); or (iii) the successor corporation may replace options or awards with substantially similar shares or other property. In the event the successor corporation (if any) refuses to assume or substitute options or other awards as described (i) the vesting of any or all options or awards granted pursuant to the 2020 Plan will accelerate upon the change-in-control transaction, and (ii) any or all options granted pursuant to the Plans will become exercisable in full prior to the consummation of the change-in-control transaction at such time and on such conditions as the Compensation Committee determines. If the options are not exercised prior to the consummation of the change-in-control transaction, they shall terminate at such time as determined by the Compensation Committee. Subject to any greater rights granted to 2020 Plan participants under the 2020 Plan, in the event of the occurrence of a change-in-control transaction any outstanding options or other awards will be treated as provided in the applicable agreement or plan of merger, consolidation, dissolution, liquidation, or sale of assets.

If the Company had experienced a change-in-control event as described in the 2020 Plan on December 31, 2020, the value of accelerated options the Named Executive Officers, based on the difference between the closing price of our common stock on the Nasdaq Stock Market on December 31, 2020, and, if lower, the exercise price per share of each option for which vesting would be accelerated for each Named Executive Officer, would be an aggregate of $355,180.

Director Compensation

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ending December 31, 2020 by each individual who served as a director at any time during the fiscal year.

Name	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)(4)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randal D. Chase	31,350	28,000				59,350
David A. Dodd (1)	-	-	-	-	-	-
Dean G. Kollintzas	26,100	28,000	-	-	-	54,100
Robert T. McNally	10,500	28,000	-	-	-	38,500
Harriet L. Robinson (1)	-	-	-	-	-	-
John N. Spencer, Jr.	37,550	28,000	-	-	-	65,550

(1)

As discussed below under “Director Compensation Plan” directors who are employees of the Company receive no compensation for their service as directors. As President and CEO, Mr. Dodd therefore receives no compensation for his service as a director; his compensation for service as President and CEO is shown in the “Summary Compensation” table above. Dr. Robinson, whose term as a director ended on August 7, 2020, was also an employee of the Company during the entirety of 2020 and received no compensation for her service as a director.

(2)	See “Payment of Deferred Compensation” above and “Cash Fees” below for information regarding deferrals of payment of these fees.
(3)

Represents the grant date fair value of stock options granted on December 2, 2020 to each non-employee director for 25,000 shares with an exercise price of $2.79 per share, vesting over a three-year period. These stock options are granted subject to stockholder approval of an amendment to the 2020 Stock Incentive Plan increasing the maximum aggregate number of shares of common stock that may be issued pursuant to the 2020 Plan.

(4)	The table below shows the aggregate numbers of warrants and option awards outstanding for each non-employee director as of December 31, 2020.

Name	Aggregate Option Awards Outstanding as of December 31, 2020 (#)
Randal D. Chase (1)	41,613
Dean G. Kollintzas (2)	36,987
Robert T. McNally (3)	78,925
John N. Spencer, Jr. (4)	46,024

(1)	Includes 16,613 warrants issued in lieu of deferred cash compensation. See “Payment of Deferred Compensation.” A portion of these warrants reflected deferred compensation accrued in 2020.
(2)	Includes 11,987 warrants issued in lieu of deferred cash compensation. See “Payment of Deferred Compensation.” A portion of these warrants reflected deferred compensation accrued in 2020.
(3)	Includes 53,925 warrants issued in lieu of deferred cash compensation. See “Payment of Deferred Compensation.” A portion of these warrants reflected deferred compensation accrued in 2020.
(4)	Includes 21,024 warrants issued in lieu of deferred cash compensation. See “Payment of Deferred Compensation.” A portion of these warrants reflected deferred compensation accrued in 2020.

Director Compensation Plan. In March 2007, the Board of Directors approved a recommendation from the Compensation Committee for director compensation, which we refer to as the “Director Compensation Plan.” It was subsequently amended in March 2008, December 2009, December 2010, and in December 2020. The Director Compensation Plan applies only to non-employee directors. Directors who are employees of the Company receive no compensation for their service as directors or as members of committees.

Cash Fees – For 2020, each non-employee director earned an annual retainer (paid quarterly) of $5,000 for service as a member of the Audit Committee and $3,300 for service as a member of the Compensation Committee or the Nominating and Corporate Governance Committee. The Chairman of the Audit Committee earned an annual retainer of $9,000, and the Chairman of each of the Compensation Committee and the Nominating and Corporate Governance Committee earned an annual retainer of $6,000. These retainers were also paid quarterly. Non-employee directors also earned fees for each Board of Directors or Committee meeting attended as follows: $3,000 for in person Board of Directors meetings ($1,500 for telephonic meetings), $1,000 for in person Committee meeting chaired ($750 for telephonic meetings), and $500 for in person Committee meeting attended as a non-chair member ($400 for telephonic meetings). A non-employee Chairman of the Board earns an annual retainer of $30,000 and is not be entitled to receive additional fees for Board meetings attended, but would be entitled to receive additional fees for committees on which he/she serves.

In December 2020, the Board of Directors amended the Director Compensation Plan such that, effective January 1, 2021, each non-employee director will earn an annual retainer (paid quarterly) of $10,000 ($30,000 for a non-employee Chairperson) for service as a member of the Board, $5,000 ($9,000 for the Chairperson) for service as a member of the Audit Committee. and $3,300 ($6,000 for the Chairperson) for service as a member of the Compensation Committee or the Nominating and Corporate Governance Committee. Non-employee directors will also earn fees for each Board of Directors or Committee meeting attended as follows: $3,000 for in person Board of Directors meetings ($1,500 for telephonic meetings), $1,000 for in person Committee meeting chaired ($750 for telephonic meetings), and $500 for in person Committee meeting attended as a non-chair member ($400 for telephonic meetings). A non-employee Chairman of the Board will earn a fee of $5,000 for each Board meeting attended ($2,500 for telephonic meetings).

Stock Option Grants –We currently do not have a formula for determining stock option grants to directors (upon their election to the Board of Directors, or otherwise). Such option grants are currently determined by the Board of Directors, upon recommendation by the Compensation Committee based on the Compensation Committee’s annual deliberations and review of the director compensation structure of similar companies. At its meeting in December 2020, upon a recommendation of the Compensation Committee, the Board of Directors approved an annual stock option grant of 25,000 shares to each of its non-employee members for ongoing service as members of the Board of Directors.

Expense Reimbursement – All directors are reimbursed for expenses incurred in connection with attending meetings of the Board of Directors and committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 28, 2021 by (i) each director; (ii) each of the executive officers named in the summary compensation table; and (iii) all executive officers and directors as a group. We do not know of any person who beneficially owns more than 5% of our Common Stock. Except as otherwise indicated in footnotes to this table or, where applicable, to the extent authority is shared by spouses under community property laws, to our knowledge, the holders listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

	Common Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Directors and Executive Officers: (2)
Randal Chase (3)	33,226	*
David A. Dodd (4)	163,740	2.6%
Dean G. Kollintzas (5)	23,974	*
Robert T. McNally (6)	107,850	1.7%
Mark J. Newman	-	*
Mark W. Reynolds (7)	120,368	1.9%
John N. Spencer, Jr. (8)	42,048	*
All executive officers and directors as a group (7 persons) (9)	545,994	8.3%

___________

* Less than 1%

(1)

This table is based upon information supplied by officers and directors, and with respect to principal stockholders, any Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 6,316,702 shares of Common Stock outstanding as of April 28, 2021. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days after April 28, 2021 (subject to specified limits), at any time at the option of the holder, are deemed outstanding.

(2)	Except as otherwise indicated, the business address of each director and executive officer listed is c/o GeoVax Labs, Inc., 1900 Lake Park Drive, Suite 380, Smyrna, Georgia 30080.
(3)	Includes 16,613 shares of Common Stock and warrants to purchase 16,613 shares of common stock.
(4)	Includes 81,870 shares of Common Stock and warrants to purchase 81,870 shares of common stock.
(5)	Includes 11,987 shares of Common Stock and warrants to purchase 11,987 shares of common stock.
(6)	Includes 53,925 shares of Common Stock and warrants to purchase 53,925 shares of common stock.
(7)	Includes 60,184 shares of Common Stock and warrants to purchase 60,184 shares of common stock.
(8)	Includes 21,024 shares of Common Stock and warrants to purchase 21,024 shares of common stock.
(9)	Includes 245,603 shares of Common Stock and warrants to purchase 245,603 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our Named Executive Officers and directors, we describe below each transaction since January 1, 2019, to which we were a party or will be a party, in which the amount exceeds $120,000 (or, if less, 1% of the average of our total assets amount at December 31, 2020 and 2019) and in which any “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) had or will have a direct or indirect material interest. Compensation arrangements for our named executive officers and directors are described above under “Executive Compensation.”

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

Pursuant to the 2018 Securities Purchase Agreement, on September 5, 2018 the Purchasers were also issued Series G Common Stock Purchase Warrants (the “Series G Warrants”), to purchase shares of our Common Stock. The Series G Warrants were terminated by agreement between the Company and the Purchasers on August 4, 2020.

Term Promissory Notes and Series H Warrants

On December 27, 2018, we entered into an agreement with the Purchasers, each of which beneficially owned more than 5% of our Common Stock pursuant to which we issued two Term Promissory Notes (“Notes”) and Series H Common Stock Purchase Warrants (“Series H Warrants”) to the Purchasers in exchange for aggregate gross proceeds of $250,000. The non-interest-bearing Notes were initially due on January 22, 2019 but were subsequently extended and then cancelled pursuant to our issuance of Series F and Series G Convertible Preferred Stock as described below.

The Series H Warrants were originally issued for the purchase of up to 10,000,000 shares of our Common Stock in the aggregate with an exercise price of $0.025 per share. During July 2020, all of the Series H Warrants were converted into 7,147 shares of our Common Stock pursuant to the cashless exercise provisions of the warrants.

Series F Convertible Preferred Stock

On February 18, 2019, we entered into Exchange Agreements (the “February Exchange Agreements”) with the Purchasers pursuant to which the Purchasers exchanged an aggregate of 1,563.146 shares of our Series C Convertible Preferred Stock (“Series C Preferred Shares”), for which the Purchasers paid $1,000 per share, and 1,200 shares of our Series E Convertible Preferred Stock (“Series E Preferred Shares”), for which the Purchasers paid $1,000 per share, held by them for an aggregate of 2,763.146 shares of our Series F Convertible Preferred Stock (“Series F Preferred Shares” and such transaction, the “February Exchange”). Upon consummation of the February Exchange, the shares of Series C Preferred Shares and Series E Preferred Shares subject to the February Exchange were cancelled and no Series C Preferred Shares or Series E Preferred Shares remain outstanding. The February Exchange Agreements also extended the maturity date of the Notes, dated December 27, 2018, made by the Company in favor of the Purchasers to June 22, 2019.

Between March 19 and July 10, 2019, the Purchasers converted 506.6122 Series F Preferred Shares into an aggregate of 10 shares of our Common Stock, and on July 17, 2019, all remaining outstanding Series F Preferred Shares (2,256.5338 shares) were exchanged for our Series H Convertible Preferred Stock, as described below.

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

On July 17, 2019, all outstanding Series G Preferred Shares (1,000 shares) were exchanged for our Series H Convertible Preferred Stock, as described below.

Pursuant to the February Securities Purchase Agreement, at each closing each Purchaser was issued a Series I Common Stock Purchase Warrant (“Series I Warrants”), to purchase up to a number of shares of the Company’s Common Stock equal to 100% of the Series G Conversion Shares underlying the Series G Preferred Shares issued to such Purchaser for cash. During July 2020, 43,687 of the Series I Warrants were converted into 29,756 shares of our Common Stock pursuant to the cashless exercise provisions of the warrants, leaving 31,313 Series I Warrants remaining. Upon consummation of our 2020 underwritten public offering the number of shares subject to the Series I Warrants increased to 62,626 and the exercise price was reduced to $5.00. In January 2021, all of the remaining Series I Warrants were converted into 20,196 shares of our Common Stock pursuant to the cashless exercise provisions of the warrants.

Series H Convertible Preferred Stock

On July 17, 2019, we entered into Exchange Agreements (the “July Exchange Agreements”) with the Purchasers pursuant to which the Purchasers exchanged an aggregate of 2,256.5338 Series F Preferred Shares, for which the Purchasers paid $1,000 per share, and 1,000 Series G Preferred Shares, for which the Purchasers paid $1,000 per share, held by them for an aggregate of 3,256.5338 shares of our Series H Convertible Preferred Stock (“Series H Preferred Shares” and such transaction, the “July Exchange”). Upon consummation of the July Exchange, the Series F Preferred Shares and Series G Preferred Shares subject to the July Exchange were cancelled and no Series F Preferred Shares or Series G Preferred Shares remain outstanding.

Between July 18, 2019 and March 6, 2020, the Purchasers converted 3,256.5338 Series H Preferred Shares into an aggregate of 484,505 shares of our Common Stock, and there are no Series H Preferred Shares remaining outstanding.

Series I Convertible Preferred Stock

On July 24, 2019, we entered into a Securities Purchase Agreement (the “July Securities Purchase Agreement”) with the Purchasers providing for the issuance and sale to the Purchasers of an aggregate of 700 shares of our Series I Convertible Preferred Stock (the “Series I Preferred Shares”) for gross proceeds of $700,000.

Between March 6, 2020 and March 18, 2020, the Purchasers converted 700 Series I Preferred Shares into an aggregate of 204,371 shares of our Common Stock, and there are no Series I Preferred Shares remaining outstanding.

Series J Convertible Preferred Stock

On January 24, 2020, we entered into a Securities Purchase Agreement (the “January Securities Purchase Agreement”) with the Purchasers providing for the issuance and sale to the Purchasers of an aggregate of 300 shares of our Series J Convertible Preferred Stock (the “Series J Preferred Stock”) for gross proceeds of $300,000. On July 23, 2020, the Purchasers converted 300 Series J Preferred Shares into an aggregate of 42,723 shares of our Common Stock, and there are no Series J Preferred Shares remaining outstanding.

June 2020 Bridge Financing

On June 26, 2020, we entered into a Securities Purchase Agreement with Cavalry Fund I LP and Cavalry Special Ops Fund, LLC, pursuant to which the Company received aggregate gross proceeds of $1,050,000 in exchange for the issuance of 5% Original Issue Senior Secured Convertible Debentures in the aggregate principal amount of $1,200,000 and five-year warrants to purchase an aggregate of 2,400,000 shares of our common stock at an exercise price of $0.50 per share, subject to adjustment. On September 29, 2020, the June 26, 2020 5% Original Issue Senior Secured Convertible Debentures mandatorily converted into 303,667 conversion units, of which 177,625 include shares of common stock and 126,042 include pre-funded warrants (the “Conversion Units”). The Conversion Units provide substantially the same terms as the Units issued in September 2020. The pre-funded warrants provide the holder the right to purchase one share of common stock at an exercise price of $0.01 per share, are immediately exercisable and will not expire until exercised in full. These pre-funded warrants were exercised on January 13, 2021. The Company also issued these investors five-year warrants to acquire an additional 303,668 shares of common stock, in the aggregate, at $5.00 per share.

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

The aggregate fees billed for the services rendered to us by Wipfli and PKM for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Audit Fees (1)	$170,090	$105,090
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$170,090	$105,090

__________________

(1)

Audit Fees for 2020 and 2019 consisted principally of fees for professional services in connection with the audits of our consolidated financial statements, review of our Annual Report on Form 10-K, review of our interim financial statements and Quarterly Reports on Form 10-Q, and review of registration statements.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided by our independent auditors (the “Policy”) prior to the engagement of the independent auditors with respect to such services. Under the Policy, proposed services may be pre-approved on a periodic basis or individual engagements may be separately approved by the Audit Committee prior to the services being performed. In each case, the Audit Committee considers whether the provision of such services would impair the independent auditor’s independence. All services provided by our independent auditors in fiscal 2020 and 2019 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements. No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

(2)	Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

(3)	Exhibits. The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment is provided below.

Exhibit Number	Description
31.3 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.4 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.

By:	/s/ David A. Dodd
David A. Dodd
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ David A. Dodd	Director	April 28, 2021
David A. Dodd	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	April 28, 2021
Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ Randal D. Chase	Director	April 28, 2021
Randal D. Chase

/s/ David A. Dodd	Director	April 28, 2021
David A. Dodd

/s/ Dean G. Kollintzas	Director	April 28, 2021
Dean G. Kollintzas

/s/ Robert T. McNally	Director	April 28, 2021
Robert T. McNally

/s/ John N. Spencer, Jr.	Director	April 28, 2021
John N. Spencer, Jr