Form 10-Q
period 2021-03-31
GeoVax Labs, Inc.
filed 2021-05-06
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 001-39563

GEOVAX LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0455038
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

1900 Lake Park Drive, Suite 380
Smyrna, Georgia	30080
(Address of principal executive offices)	(Zip Code)

(678) 384-7220

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each Exchange on which Registered
Common Stock $0.001 par value	GOVX	The Nasdaq Capital Market
Warrants to Purchase Common Stock	GOVXW	The Nasdaq Capital Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes   ☐   No  ☒

As of May 6, 2021, 6,316,702 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2021 and 2020 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three-month periods ended March 31, 2021 and 2020 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2021 and 2020 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Mine Safety Disclosures	14

Item 5	Other Information	14

Item 6	Exhibits	14

SIGNATURES	15

Part I -- FINANCIAL INFORMATION

Item 1         Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,842,782	$9,883,796
Grant funds and other receivables	-	182,663
Prepaid expenses and other current assets	118,430	168,689
Total current assets	20,961,212	10,235,148
Property and equipment, net	143,224	147,741
Deposits	11,010	11,010

Total assets	$21,115,446	$10,393,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$232,482	$267,702
Accrued expenses	36,623	359,281
Current portion of notes payable	182,844	183,326
Total current liabilities	451,949	810,309
Note payable, net of current portion	12,157	14,738
Total liabilities	464,106	825,047

Commitments (Note 8)

Stockholders’ equity:
Preferred Stock, $.01 par value:
Authorized shares – 10,000,000
Series B convertible preferred stock, $1,000 stated value; 100 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	76,095	76,095
Common stock, $.001 par value:
Authorized shares – 600,000,000
Issued and outstanding shares – 6,315,467 and 3,834,095 at March 31, 2021 and December 31, 2020, respectively	6,315	3,834
Additional paid-in capital	67,937,289	55,294,504
Accumulated deficit	(47,368,359)	(45,805,581)
Total stockholders’ equity	20,651,340	9,568,852

Total liabilities and stockholders’ equity	$21,115,446	$10,393,899

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Grant and collaboration revenues	$110,417	$715,977

Operating expenses:
Research and development	602,783	808,936
General and administrative	1,071,710	502,345
Total operating expenses	1,674,493	1,311,281

Loss from operations	(1,564,076)	(595,304)

Other income (expense):
Interest income	2,053	752
Interest expense	(755)	(1,142)
Total other income (expense)	1,298	(390)

Net loss	$(1,562,778)	$(595,694)

Basic and diluted:
Net loss per common share	$(0.29)	$(2.54)
Weighted average shares outstanding	5,332,058	234,395

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

	Three-Months Ended March 31, 2021
							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2020	100	$76,095	3,834,095	$3,834	$55,294,504	$(45,805,581)	$9,568,852
Sale of common stock for cash	-	-	1,644,000	1,644	9,407,276	-	9,408,920
Issuance of common stock upon warrant exercise	-	-	835,900	836	3,173,320	-	3,174,156
Issuance of common stock for services	-	-	1,472	1	5,999	-	6,000
Stock option expense	-	-	-	-	56,190	-	56,190
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(1,562,778)	(1,562,778)
Balance at March 31, 2021	100	$76,095	6,315,467	$6,315	$67,937,289	$(47,368,359)	$20,651,340

	Three-Months Ended March 31, 2020
							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficiency)
Balance at December 31, 2019	2,486	$1,932,433	14,992	$15	$39,340,509	$(42,847,513)	$(1,574,556)
Sale of convertible preferred stock for cash	300	300,000	-	-	-	-	300,000
Conversion of preferred stock to common stock	(2,386)	(1,856,338)	674,068	674	1,855,664	-	-
Issuance of common stock for services	-	-	521	1	5,999	-	6,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(595,694)	(595,694)
Balance at March 31, 2020	400	$376,095	689,581	$690	$41,202,172	$(43,443,207)	$(1,864,250)

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,562,778)	$(595,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,517	994
Stock-based compensation expense	76,790	6,000
Changes in assets and liabilities:
Grant funds and other receivables	182,663	(451,906)
Prepaid expenses and other current assets	35,659	27,425
Accounts payable and accrued expenses	(357,878)	654,561
Total adjustments	(58,249)	237,074
Net cash used in operating activities	(1,621,027)	(358,620)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Net proceeds from sale of common stock	9,408,920	-
Net proceeds from sale of preferred stock	-	300,000
Net proceeds from warrant exercises	3,174,156	-
Principal repayment of note payable	(3,063)	(2,914)
Net cash provided by financing activities	12,580,013	297,086

Net increase (decrease) in cash and cash equivalents	10,958,986	(61,534)
Cash and cash equivalents at beginning of period	9,883,796	283,341

Cash and cash equivalents at end of period	$20,842,782	$221,807

Supplemental disclosure of non-cash financing activities:

During the three months ended March 31, 2021, 145,866 shares of common stock were issued upon the cashless exercise of 188,668 stock purchase warrants. During the three months ended March 31, 2020, 1,686 shares of Series H Convertible Preferred Stock were converted into 469,697 shares of common stock and 700 shares of Series I Convertible Preferred Stock were converted into 204,371 shares of common stock.

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

The accompanying condensed consolidated financial statements at March 31, 2021 and for the three-month periods ended March 31, 2021 and 2020 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We enacted reverse stock splits of our common stock on September 25, 2020 (1-for-20) and on January 21, 2020 (1-for-2,000).  The accompanying financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock splits.

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

3.	Significant Accounting Policies and Recent Accounting Pronouncements

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 those accounting policies that we consider significant in determining our results of operations and financial position. During the three months ended March 31, 2021, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K, and there have been no other recent accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

4.	Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents consist of common shares issuable upon conversion of convertible preferred stock, and upon exercise of stock options and stock purchase warrants. All common share equivalents are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. The weighted average number of common share equivalents which were excluded from the computation of diluted loss per share, totaled 3,055,097 and 48,529 shares at March 31, 2021 and 2020, respectively.

5.	Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Laboratory equipment	$532,100	$532,100
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	11,736	11,736
Total property and equipment	659,441	659,441
Accumulated depreciation and amortization	(516,217)	(511,700)
Property and equipment, net	$143,224	$147,741

6.	Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets are composed of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accrued salaries and directors’ fees	$-	$279,696
Other accrued expenses	36,623	79,585
Total accrued expenses	$36,623	$359,281

7.	Notes Payable

GRA Note – On February 28, 2018, we entered into a Senior Note Purchase Agreement with Georgia Research Alliance, Inc. (GRA) pursuant to which we issued a five-year Senior Promissory Note (the “GRA Note”) to GRA in exchange for $50,000. The GRA Note bears an annual interest rate of 5%. Future principal repayments are expected to be $9,423 for the remainder of 2021, $13,126 in 2022, and $2,252 in 2023. Interest expense related to the GRA Note for the three-month periods ended March 31, 2021 and 2020 was $336 and $485, respectively.

CARES Act Paycheck Protection Program Loan – On April 17, 2020, we received a $170,200 bank loan backed by the United States Small Business Administration pursuant to the Paycheck Protection Program (PPP) provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The loan bears an annual interest rate of one percent and is due April 17, 2022. We have accrued interest payable associated with the PPP Loan of $1,623. In October 2020, we applied to the lender to have the loan forgiven, based upon our submission of qualifying information regarding eligible expenses; as of the date of this report our forgiveness application has not been processed. Interest expense related to the PPP Loan for the three-month periods ended March 31, 2021 and 2020 was $420 and $-0-, respectively.

8.	Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2022. Rent expense for the three-month periods ended March 31, 2021 and 2020 was $42,803 and $41,539, respectively. Future minimum lease payments total $128,410 for the remainder of 2021 and $176,356 in 2022, although the lease may be terminated at any time by either party with ninety days written notice.

Other Commitments

In the normal course of business, we enter into various firm purchase commitments related to production and testing of our vaccine, conduct of research studies, and other activities. As of March 31, 2021, there are approximately $800,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2021. We expect $211,326 of this amount to be reimbursable to us pursuant to existing government grants.

9.	Stockholders’ Equity

Public Offering – On February 11, 2021, we closed an underwritten bought deal public offering of 1,644,000 shares of our common stock, including 204,000 shares sold pursuant to the full exercise of the underwriter’s option to purchase additional shares, at a price to the public of $6.25 per share. Net proceeds after deducting underwriting discounts and commissions and other offering expenses were approximately $9.4 million. Additionally, we issued to the underwriter, as a portion of the underwriting compensation, warrants to purchase up to a total of 72,000 shares of our common stock. The shares subject to the underwriter’s warrant agreement are exercisable at $6.875 per share, are initially exercisable 180 days after the effective date of the offering and have a term of three years from their initial exercise date.

Stock Options – We have a stock-based incentive plan (the “2020 Plan”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. A total of 1,000,000 shares of our common stock are reserved for issuance pursuant to the 2020 Plan. During the three-months ended March 31, 2021, there were no transactions related to the 2020 Plan. As of March 31, 2021, there were 602,000 stock options outstanding, with a weighted-average exercise price of $2.79 per share and a weighted-average remaining term of 9.7 years.

Stock Purchase Warrants – During the three months ended March 31, 2021, 188,688 stock purchase warrants were exercised on a “cashless” basis, resulting in the issuance of 145,866 shares of our common stock, and 690,034 stock purchase warrants were exercised for cash, resulting in the issuance of 690,034 shares of our common stock for net proceeds to us of $3,174,156. As of March 31, 2021, there are 2,793,635 stock purchase warrants outstanding, with a weighted-average exercise price of $5.07 per share and a weighted-average remaining term of 4.4 years.

Other Common Stock Transactions – During the three months ended March 31, 2021, we issued 1,472 shares of our common stock pursuant to a consulting agreement for which we recognized $6,000 of stock-based compensation expense.

10.	Stock-Based Compensation Expense

Stock-based compensation expense related to our stock option plan was $56,190 and $-0- during the three-month periods ended March 31, 2021 and 2020, respectively. Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of March 31, 2021, there is $599,320 of unrecognized compensation expense that is expected to be recognized over a weighted-average period of 2.7 years.

Additionally, during the three-month periods ended March 31, 2021 and 2020 we recorded stock-based compensation expense of $20,600 and $6,000, respectively, associated with common stock issued for consulting and financial advisory services. As of March 31, 2021, there is $34,067 recorded as a prepaid expense for one of these arrangements, which will be recognized as expense during 2021 over the term of the related agreement.

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

We receive payments from government entities under grants from the National Institute of Allergy and Infectious Diseases (NIAID) and from the U.S. Department of Defense in support of our vaccine research and development efforts. We record revenue associated with government grants as the reimbursable costs are incurred. During the three-month periods ended March 31, 2021 and 2020, we recorded $110,417 and $654,021, respectively, of revenues associated with these grants. During the three-month period ended March 31, 2020, we also recorded $61,956 of revenue associated with a research collaboration agreement with Leidos, Inc. As of March 31, 2021, there is an aggregate of $355,010 in approved grant funds available for use during 2021.

Item 2           Management’s Discussion and Analysis of Financial Condition And Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, including but not limited to the risk factors set forth under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2020, and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,” ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or other variations thereof or comparable terminology, or by discussions of strategy, plans, or intentions. Such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

Overview

GeoVax is a clinical-stage biotechnology company developing immunotherapies and vaccines against cancers and infectious diseases using a novel vector vaccine platform (Modified Vaccinia Ankara-Virus Like Particle or “GV-MVA-VLP™”). During 2020, we began a program to develop a vaccine for prevention of novel coronavirus (COVID-19) infection. That effort has resulted in four COVID-19 vaccine candidates. These COVID-19 vaccine candidates have been designed and constructed and are being tested using relevant experimental animal challenge models. Additional development programs are focused on preventive and therapeutic vaccines against Human Immunodeficiency Virus (HIV); preventive vaccines against hemorrhagic fever viruses (Ebola, Sudan, Marburg, and Lassa fever), Zika virus and malaria; as well as immunotherapies for solid tumor cancers.

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

For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to our critical accounting policies from those disclosed in our 2020 Annual Report.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 3 to the condensed consolidated financial statements, included in this Quarterly Report.

Liquidity and Capital Resources

Our principal uses of cash are to finance our research and development activities. Since inception, we have funded these activities primarily from government grants and clinical trial assistance, and from sales of our equity and debt securities. At March 31, 2021, we had cash and cash equivalents of $20,842,782 and total assets of $21,115,446, as compared to $9,883,796 and $10,393,899, respectively, at December 31, 2020. At March 31, 2021, we had working capital of $20,509,263, compared to a $9,424,839 at December 31, 2020.

Net cash used in operating activities was $1,621,027 and $358,620 for the three-month periods ended March 31, 2021 and 2020, respectively. Generally, the variances between periods are due to fluctuations in our net losses, offset by non-cash charges such as depreciation and stock-based compensation expense, and by net changes in our assets and liabilities. Our net losses generally fluctuate based on expenditures for our research activities, partially offset by government grant revenues. See “Results of Operations – Grant and Collaboration Revenues” below for additional details concerning our government grants.

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

Net cash provided by financing activities was $12,580,013 and $297,086 for the three-month periods ended March 31, 2021 and 2020, respectively. Net cash provided by financing activities during the 2021 period relates to (i) net proceeds of $9,408,920 received in February 2021 from the public offering of our common stock (see discussion below), (ii) $3,174,156 of net proceeds from the exercise of warrants, and (iii) $3,063 in principal repayments toward a five-year Senior Promissory Note (the “GRA Note”) to the Georgia Research Alliance, Inc. Net cash provided by financing activities during the 2020 period relates to the sale by us of shares of our Series J convertible preferred stock for net proceeds of $300,000 and $2,914 in principal repayments toward the GRA Note.

Public Offering – On February 11, 2021, we closed an underwritten bought deal public offering of 1,644,000 shares of our common stock, including 204,000 shares sold pursuant to the full exercise of the underwriter’s option to purchase additional shares, at a price to the public of $6.25 per share. Net proceeds after deducting underwriting discounts and commissions and other offering expenses were $9,408,920.

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

As of March 31, 2021, we had an accumulated deficit of approximately $47.4 million. We expect for the foreseeable future we will continue to operate at a loss. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue our research and development efforts. We will continue to require substantial funds to continue our activities and cannot predict the outcome of our efforts. We believe that our existing cash resources, combined with funding from existing government grants and clinical trial support, will be sufficient to fund our planned operations into 2023. We may require additional funds to continue our planned operations beyond that date. We are currently seeking sources of capital through additional government grant programs and clinical trial support, and we plan to conduct additional offerings of our equity securities. Additional funding may not be available on favorable terms or at all and if we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Results of Operations

Net Loss

We recorded a net loss of $1,562,778 for the three-month period ended March 31, 2021, as compared to $595,694 for the three-month period ended March 31, 2020. Our net losses typically fluctuate due to the timing of activities and related costs associated with our vaccine research and development activities and our general and administrative costs, as described below.

Grant and Collaboration Revenues

Our grant and collaboration revenues relate to grants and contracts from agencies of the U.S. government and collaborative arrangements with other third parties in support of our vaccine development activities. During the three-month period ended March 31, 2021, we recorded grant and collaboration revenues of $110,417, as compared to $715,977 during the comparable period of 2020. The variance in our grant and collaboration revenues from period to period primarily relates to the timing and amount of the associated expenditures. Additional detail concerning our grant and collaboration revenues and the remaining funds available for use as of March 31, 2021 is presented in the table below.

	Revenues Recorded During Three-Month Periods Ended March 31,		Approved Funds Available at
Description	2021	2020	March 31, 2021
Lassa Fever – U.S. Army Grant	$-	$654,021	$165,500
Covid-19 – NIH SBIR Grant	110,417	-	189,510
Malaria – Leidos, Inc. Collaboration	-	61,956	-
Total	$110,417	$715,977	$355,010

Research and Development Expenses

Our research and development expenses were $602,783 and $808,936 for the three-month periods ended March 31, 2021 and 2020, respectively. Research and development expense for these periods includes stock-based compensation expense of $21,468 and $-0-, respectively (see discussion under “Stock-Based Compensation Expense” below).

Our research and development expenses can fluctuate considerably on a period-to-period basis, depending on the timing of expenditures related to our government grants and other research projects, and other factors. Research and development expenses decreased by $206,153, or 25%, from the 2020 period to 2021 primarily due to the timing of external expenditures related to our government grants. As of March 31, 2021, there is $355,010 in approved grant funds (as shown in the table above), which we expect to expend during the remainder of 2021. We plan to seek additional government grant funding for our development programs, which may increase our research and development expenses in the future, although there can be no assurance any such funds will be obtained.

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

General and Administrative Expenses

Our general and administrative expenses were $1,071,710 and $502,345 for the three-month periods ended March 31, 2021 and 2020 respectively. General and administrative costs include officers’ salaries, legal and accounting costs, patent costs, and other general corporate expenses. General and administrative expense includes stock-based compensation expense of $55,322 and $6,000 for the 2021 and 2020 periods, respectively (see discussion under “Stock-Based Compensation Expense” below). Excluding stock-based compensation expense, general and administrative expenses were $1,016,388 and $496,345 for the three-month periods ended March 31, 2021 and 2020, respectively, representing an increase of $520,043 (105%). This increase includes approximately $200,000 related to higher Delaware franchise taxes with the remainder primarily due to higher legal and patent costs, consulting fees, and personnel costs. For the remainder of 2021, we expect our general and administrative expenses to remain reasonably consistent with that of the first quarter. We expect that our general and administrative costs may increase beyond 2021 in support of expanded research and development activities and other general corporate activities.

Stock-Based Compensation Expense

The table below shows the components of stock-based compensation expense for the three-month periods ended March 31, 2021 and 2020. In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted.

	Three Months Ended March 31,
	2021	2020
Stock option expense	$56,190	$-
Stock issued for services	20,600	6,000
Total stock-based compensation expense	$76,790	$6,000

As a result of the reverse stock splits enacted in April 2019 and in January 2020, we made adjustments and retroactive restatements to all of our outstanding stock options such that the balances in January 2020 were negligible. We therefore recorded no stock-based compensation expense related to our stock option plan for the majority of 2020. We re-initiated employee stock option grants in December 2020.

Other Income (Expense)

Interest income for the three-month periods ended March 31, 2021 and 2020 was $2,053 and $752, respectively. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

Interest expense for the three-month periods ended March 31, 2021 and 2020 was $755 and $1,142, respectively, related to the GRA Note, PPP Loan, and financing costs associated with insurance premiums (for the 2020 period only).

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

Changes in internal control over financial reporting

Although we have modified certain of our internal control procedures as a result of the COVID-19 pandemic, there were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of May 1, 2020, we entered into a Customer Agreement and Subscription Agreement with Content Carnivores, LLC, pursuant to which the Company received services related to the management of our social media accounts in exchange for the monthly issuance of shares of our common stock valued at $3,000. During the three-month period ended March 31, 2021, we issued 1,472 shares of our common stock to Content Carnivores, LLC at an aggregate value of $6,000. The Company relied on an exemption from the registration requirements of the Securities Act afforded by Section 4(a) (2) thereof and Rule 506 of Regulation D.

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

Item 6           Exhibits

Exhibit
Number	Description
1.01	Underwriting Agreement, dated February 8, 2021, between GeoVax Labs, Inc. and Maxim Group LLC (1)
10.1	Form of Underwriter’s Warrant Agreement (1)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

GEOVAX LABS, INC.
(Registrant)

Date: May 6, 2021	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal
financial officer)