Form 10-Q
period 2021-06-30
GeoVax Labs, Inc.
filed 2021-08-11
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Yes ☐ No ☒

As of August 11, 2021, 6,327,702 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2021 and 2020 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three-month and six-month periods ended June 30, 2021 and 2020 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2021 and 2020 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	Mine Safety Disclosures	14

Item 5	Other Information	15

Item 6	Exhibits	15

SIGNATURES		16

Part I -- FINANCIAL INFORMATION

Item 1         Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,538,513	$9,883,796
Grant funds and other receivables	-	182,663
Prepaid expenses and other current assets	118,038	168,689
Total current assets	19,656,551	10,235,148
Property and equipment, net	149,799	147,741
Deposits	11,010	11,010

Total assets	$19,817,360	$10,393,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289,680	$267,702
Accrued expenses	69,342	359,281
Current portion of notes payable	-	183,326
Total current liabilities	359,022	810,309
Note payable, net of current portion	-	14,738
Total liabilities	359,022	825,047

Commitments (Note 8)

Stockholders’ equity:
Preferred Stock, $.01 par value:
Authorized shares – 10,000,000
Series B convertible preferred stock, $1,000 stated value; -0- and 100 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	76,095
Common stock, $.001 par value:
Authorized shares – 600,000,000
Issued and outstanding shares – 6,327,702 and 3,834,095 at June 30, 2021 and December 31, 2020, respectively	6,328	3,834
Additional paid-in capital	68,134,402	55,294,504
Accumulated deficit	(48,682,392)	(45,805,581)
Total stockholders’ equity	19,458,338	9,568,852

Total liabilities and stockholders’ equity	$19,817,360	$10,393,899

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Grant and collaboration revenue	$79,708	$440,602	$190,125	$1,156,579

Operating expenses:
Research and development	832,835	461,421	1,435,618	1,270,357
General and administrative	733,499	427,292	1,805,209	929,637
Total operating expenses	1,566,334	888,713	3,240,827	2,199,994

Loss from operations	(1,486,626)	(448,111)	(3,050,702)	(1,043,415)

Other income (expense):
Interest income	1,068	60	3,121	812
Interest expense	(531)	(7,153)	(1,286)	(8,295)
Gain on debt extinguishment	172,056	-	172,056	-
Total other income (expense)	172,593	(7,093)	173,891	(7,483)

Net loss	$(1,314,033)	$(455,204)	$(2,876,811)	$(1,050,898)

Basic and diluted:
Net loss per common share	$(0.21)	$(0.66)	$(0.49)	$(2.27)
Weighted average shares outstanding	6,322,799	691,155	5,830,165	462,775

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

	Three-Month and Six-Month Periods Ended June 30, 2021
							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2020	100	$76,095	3,834,095	$3,834	$55,294,504	$(45,805,581)	$9,568,852
Sale of common stock for cash	-	-	1,644,000	1,644	9,407,276	-	9,408,920
Issuance of common stock upon warrant exercise	-	-	835,900	836	3,173,320	-	3,174,156
Issuance of common stock for services	-	-	1,472	1	5,999	-	6,000
Stock option expense	-	-	-	-	56,190	-	56,190
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(1,562,778)	(1,562,778)
Balance at March 31, 2021	100	76,095	6,315,467	6,315	67,937,289	(47,368,359)	20,651,340
Repurchase of preferred stock	(100)	(76,095)	-	-	75,095	-	(1,000)
Issuance of common stock for services	-	-	12,235	13	65,828	-	65,841
Stock option expense	-	-	-	-	56,190	-	56,190
Net loss for the three months ended June 30, 2021	-	-	-	-	-	(1,314,033)	(1,314,033)
Balance at June 30, 2021	-	$-	6,327,702	$6,328	$68,134,402	$(48,682,392)	$19,458,338

	Three-Month and Six-Month Periods Ended June 30, 2020
							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficiency)
Balance at December 31, 2019	2,486	$1,932,433	14,992	$15	$39,340,509	$(42,847,513)	$(1,574,556)
Sale of convertible preferred stock for cash	300	300,000	-	-	-	-	300,000
Conversion of preferred stock to common stock	(2,386)	(1,856,338)	674,068	674	1,855,664	-	-
Issuance of common stock for services	-	-	521	1	5,999	-	6,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(595,694)	(595,694)
Balance at March 31, 2020	400	376,095	689,581	690	41,202,172	(43,443,207)	(1,864,250)
Issuance of common stock for services	-	-	2,124	2	11,998	-	12,000
Warrants issued in bridge financing	-	-	-	-	457,833	-	457,833
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(455,204)	(455,204)
Balance at June 30, 2020	400	$376,095	691,705	$692	$41,672,003	$(43,898,411)	$(1,849,621)

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,876,811)	$(1,050,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,871	7,033
Stock-based compensation expense	198,821	18,000
Gain on debt extinguishment	(172,056)	-
Changes in assets and liabilities:
Grant funds and other receivables	182,663	(118,560)
Prepaid expenses and other current assets	36,051	54,850
Accounts payable and accrued expenses	(266,105)	164,082
Total adjustments	(2,755)	125,405
Net cash used in operating activities	(2,879,566)	(925,493)

Cash flows from investing activities
Purchase of equipment	(19,929)	-
Net cash used in investing activities	(19,929)	-

Cash flows from financing activities:
Net proceeds from sale of common stock	9,408,920	-
Net proceeds from sale of preferred stock	-	300,000
Net proceeds from warrant exercises	3,174,156	-
Net proceeds from bridge financing	-	888,500
Net proceeds from issuance of note payable	-	170,200
Repurchase of preferred stock	(1,000)	-
Principal repayment of note payable	(27,864)	(5,866)
Net cash provided by financing activities	12,554,212	1,352,834

Net increase in cash and cash equivalents	9,654,717	427,341
Cash and cash equivalents at beginning of period	9,883,796	283,341

Cash and cash equivalents at end of period	$19,538,513	$710,682

Supplemental disclosure of non-cash financing activities:

During the six months ended June 30, 2021, 145,866 shares of common stock were issued upon the cashless exercise of 188,668 stock purchase warrants, and $172,056 of principal and accrued interest related to the PPP note payable was extinguished upon loan forgiveness by the lender (see Note 7).

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

June 30, 2021

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

Our current development programs are focused on preventive vaccines against novel coronavirus (COVID-19), Zika Virus, hemorrhagic fever viruses (Ebola, Sudan, Marburg, Lassa), Human Immunodeficiency Virus (HIV), and malaria, as well as immunotherapies for solid tumor cancers. Certain of our vaccine development activities have been, and continue to be, financially supported by the U.S. Government. This support has been both in the form of research grants and contracts awarded directly to us, as well as indirect support for the conduct of preclinical animal studies and human clinical trials.

GeoVax is incorporated under the laws of the State of Delaware and our principal offices are located in the metropolitan Atlanta, Georgia area.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements at June 30, 2021 and for the three-month and six-month periods ended June 30, 2021 and 2020 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We enacted reverse stock splits of our common stock on September 25, 2020 (1-for-20) and on January 21, 2020 (1-for-2,000). The accompanying financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock splits.

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for at least the twelve-month period following the issue date of these consolidated financial statements. We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates. We have funded our activities to date from sales of our equity securities, government grants and clinical trial assistance, and corporate and academic collaborations.

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

3.	Significant Accounting Policies and Recent Accounting Pronouncements

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 those accounting policies that we consider significant in determining our results of operations and financial position. During the six months ended June 30, 2021, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K, and there have been no other recent accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

4.	Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents consist of common shares issuable upon conversion of convertible preferred stock, and upon exercise of stock options and stock purchase warrants. All common share equivalents are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. The weighted average number of common share equivalents which were excluded from the computation of diluted loss per share, totaled 583,336 and 503,785 shares for the three-month and six-month periods ended June 30, 2021, respectively, as compared to 67,009 and 55,191 shares for the three-month and six-month periods ended June 30, 2020, respectively.

5.	Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Laboratory equipment	$543,912	$532,100
Leasehold improvements	115,605	115,605
Other furniture, fixtures & equipment	19,853	11,736
Total property and equipment	679,370	659,441
Accumulated depreciation and amortization	(529,571)	(511,700)
Property and equipment, net	$149,799	$147,741

6.	Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets are composed of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accrued salaries and directors’ fees	$-	$279,696
Other accrued expenses	69,342	79,585
Total accrued expenses	$69,342	$359,281

7.	Notes Payable

GRA Note – On February 28, 2018, we entered into a Senior Note Purchase Agreement with Georgia Research Alliance, Inc. (GRA) pursuant to which we issued a five-year Senior Promissory Note (the “GRA Note”) to GRA in exchange for $50,000. The GRA Note bore an annual interest rate of five percent. Interest expense related to the GRA Note for the three-month and six-month periods ended June 30, 2021 was $297 and $633, respectively, as compared to $448 and $933, respectively, for the same periods of 2020. During May 2021, we repaid the remaining principal balance of $22,737 and retired the GRA Note.

CARES Act Paycheck Protection Program Loan – On April 17, 2020, we received a $170,200 bank loan backed by the United States Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The loan bore an annual interest rate of one percent. We recorded accrued interest expense related to the PPP Loan of $233 and $653 for the three-month and six-month periods ended June 30, 2021, respectively, as compared to $345 and $345, respectively, for the same periods of 2020. During May 2021, upon receiving payment from the SBA, the lender forgave the full principal balance of $170,200 together with $1,856 of accrued interest and extinguished the PPP Loan.

8.	Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2022. Rent expense for the three-month and six-month periods ended June 30, 2021 was $42,803 and $85,607, respectively, as compared to $41,539 and $83,078, respectively, for the same periods of 2020. Future minimum lease payments total $85,607 for the remainder of 2021 and $176,356 in 2022, although the lease may be terminated at any time by either party with ninety days’ written notice.

Other Commitments

In the normal course of business, we enter into various firm purchase commitments related to production and testing of our vaccine, conduct of research studies, and other activities. As of June 30, 2021, there are approximately $1,047,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2021. We expect $211,326 of this amount to be reimbursable to us pursuant to existing government grants.

9.	Stockholders’ Equity

Preferred Stock – On June 7, 2021, we repurchased the remaining 100 shares of our Series B Convertible Preferred Stock for a total price of $1,000. As of June 30, 2021, there are no shares of our preferred stock outstanding.

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

Stock Options – We have a stock-based incentive plan (the “2020 Plan”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. A total of 1,500,000 shares of our common stock are reserved for issuance pursuant to the 2020 Plan. During the six months ended June 30, 2021, there were no stock option transactions related to the 2020 Plan. As of June 30, 2021, there were 602,000 stock options outstanding, with a weighted-average exercise price of $2.79 per share and a weighted-average remaining term of 9.4 years.

Stock Purchase Warrants – During January and February 2021, 188,688 stock purchase warrants were exercised on a “cashless” basis, resulting in the issuance of 145,866 shares of our common stock, and 690,034 stock purchase warrants were exercised for cash, resulting in the issuance of 690,034 shares of our common stock for net proceeds to us of $3,174,156. As of June 30, 2021, there are 2,793,635 stock purchase warrants outstanding, with a weighted-average exercise price of $5.07 per share and a weighted-average remaining term of 4.1 years.

Other Common Stock Transactions – During the six months ended June 30, 2021, we issued 13,707 shares of our common stock pursuant to consulting agreements (see Note 10).

10.	Stock-Based Compensation Expense

Stock-based compensation expense related to employee and director stock options was $56,190 and $112,380 during the three-month and six-month periods ended June 30, 2021, respectively; there was no stock-based compensation expense related to employee stock options during the comparable periods of 2020. Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of June 30, 2021, there is $543,130 of unrecognized compensation expense that we expect to recognize over a weighted-average period of 2.4 years.

During the three-month and six-month periods ended June 30, 2021, we recorded stock-based compensation expense of $30,573 and $51,173, respectively, associated with common stock issued for consulting services, as compared to $12,000 and $18,000, respectively, during the comparable periods of 2020. As of June 30, 2021, there is $69,333 recorded as a prepaid expense for these arrangements, which will be recognized as expense over the terms of the related agreements.

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

We receive payments from government entities under our grants from the National Institute of Allergy and Infectious Diseases (NIAID) and from the U.S. Department of Defense in support of our vaccine research and development efforts. We record revenue associated with government grants as the reimbursable costs are incurred. During the three-month and six-month periods ended June 30, 2021, we recorded $79,708 and $190,125, respectively, of revenues associated with these grants, as compared to $301,493 and $955,514, respectively, for the comparable periods of 2020. During the three-month and six-month periods ended June 30, 2020, we also recorded $139,109 and $201,065, respectively, of revenues associated with research collaboration agreements with third parties. As of June 30, 2021, there is an aggregate of $275,302 in approved grant funds which we expect to utilize during the remainder of 2021.

Item 2         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q (this “Report”), and our audited financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 23, 2021.

Forward-Looking Statements

Information included in this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. All statements in this Report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives could be forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is constantly evolving. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Overview

GeoVax is a clinical-stage biotechnology company developing immunotherapies and vaccines against cancers and infectious diseases using a novel vector vaccine platform (Modified Vaccinia Ankara-Virus Like Particle or “GV-MVA-VLP™”). Our current development programs are focused on preventive vaccines against novel coronavirus (COVID-19), Zika Virus, hemorrhagic fever viruses (Ebola, Sudan, Marburg, Lassa), Human Immunodeficiency Virus (HIV), and malaria, as well as immunotherapies for solid tumor cancers.

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

Our programs are in various stages of development. Our most clinically advanced vaccine is focused on prevention of the subtype of HIV prevalent in the regions of the Americas, Western Europe, Japan and Australia; and which we expect will be included in an upcoming clinical trial (HVTN 132) managed by the HIV Vaccine Clinical Trials Network (HVTN) with support from the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH). Additionally, a consortium led by researchers at the University of California, San Francisco (UCSF) is conducting a clinical trial using our vaccine as part of a combinational therapy to induce remission in HIV-positive individuals. We have ongoing government support for our COVID-19 vaccine program through a Small Business Innovative Research (SBIR) grant from NIAID and for our Lassa Fever vaccine program via a grant from the U.S. Department of Defense. Additionally, development of our Sudan ebolavirus and Marburg virus vaccine candidates is being supported, in part, through a collaboration with researchers at the University of Texas Medical Branch (UTMB) and Battelle Memorial Institute utilizing the suite of preclinical services from NIAID.

Our corporate strategy is to advance, protect and exploit our differentiated vaccine/immunotherapy platform leading to the successful development of preventive and therapeutic vaccines against infectious diseases and various cancers. With our design and development capabilities, we are progressing and validating an array of cancer and infectious disease immunotherapy and vaccine product candidates. Our goal is to advance products successfully through human clinical testing and registration, while considering partnership or licensing arrangements for achieving regulatory approval and commercialization. We also leverage third party resources through collaborations and partnerships for preclinical and clinical testing, and manufacturing with multiple government, academic and corporate entities.

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

Results of Operations

The following tables summarize our results of operations for the three-month and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
Grant and collaboration revenue	$79,708	$440,602	$(360,894)
Operating expenses:
Research and development	832,835	461,421	371,414
General and administrative	733,499	427,292	306,207
Total operating expenses	1,566,334	888,713	677,621
Loss from operations	(1,486,626)	(448,111)	(1,038,515)
Total other income (expense)	172,593	(7,093)	179,686
Net loss	$(1,314,033)	$(455,204)	$(858,829)

	Six Months Ended June 30,
	2021	2020	Change
Grant and collaboration revenue	$190,125	$1,156,579	$(966,454)
Operating expenses:
Research and development	1,435,618	1,270,357	165,261
General and administrative	1,805,209	929,637	875,572
Total operating expenses	3,240,827	2,199,994	1,040,833
Loss from operations	(3,050,702)	(1,043,415)	(2,007,287)
Total other income (expense)	173,891	(7,483)	181,374
Net loss	$(2,876,811)	$(1,050,898)	$(1,825,913)

Grant and Collaboration Revenues

Our grant and collaboration revenues relate to grants and contracts from agencies of the U.S. government and collaborative arrangements with other third parties in support of our vaccine development activities. Detail concerning our grant and collaboration revenues and the remaining funds available for use as of June 30, 2021 is presented in the table below.

	Revenues Recorded During the Periods:					Unused Funds
	Three Months Ended June 30,		Six Months Ended June 30,			Available at
	2021	2020	2021		2020	June 30, 2021
Lassa Fever – U.S. Army Grant	$-	$301,493	$		955,514	$165,500
Covid-19 – NIH SBIR Grant	79,708	-		190,125	-	109,802
Malaria – Leidos Collaboration	-	139,109		-	201,065	-
Total	$79,708	$440,602		$190,125	1,156,579	$275,302

Research and Development Expenses

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

For the three-month and six-month periods ending June 30, 2021, research and development expenses increased by $371,414 (80%) and $165,261 (13%), respectively, versus the 2020 periods primarily due to expenditures related to our COVID-19 vaccine program, manufacturing process development, and a generally higher level of activity, offset in part by the timing and amount of external expenditures related to our government grants. Research and development expense for the three-month and six-month periods of 2021 included stock-based compensation expense of $21,468 and $42,936, respectively; no stock-based compensation expense was allocated to research and development expense for the comparable periods of 2020 (see discussion under “Stock-Based Compensation Expense” below).

General and Administrative Expenses

For the three-month and six-month periods ending June 30, 2021, general and administrative expenses increased by $306,207 (72%) and $875,572 (94%), respectively. General and administrative expense for the three-month and six-month periods of 2021 included stock-based compensation expense of $65,295 and $120,617, respectively; as compared to $12,000 and $18,000, respectively, for the comparable periods of 2020 (see discussion under “Stock-Based Compensation Expense” below). A significant portion of each of the increases is attributable to higher Delaware franchise taxes, with the remainder primarily due to higher legal, accounting and patent costs; insurance costs; consulting fees; Nasdaq listing fees; investor relations costs; and personnel costs.

Stock-Based Compensation Expense

The table below shows the components of stock-based compensation expense for the three-month and six-month periods ended June 30, 2021 and 2020. In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock option expense	$56,190	$-	$112,380	$-
Stock issued for consulting services	30,573	12,000	51,173	18,000
Total stock-based compensation expense	$86,763	$12,000	$163,553	$18,000

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

Other Income (Expense)

Interest income for the three-month and six-month periods ended June 30, 2021 was $1,068 and $3,121, respectively, as compared to $60 and $812, respectively, for comparable periods of 2020. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

Interest expense for the three-month and six-month periods ended June 30, 2021 was $531 and $1,286, respectively, as compared to $7,153 and $8,295, respectively, for comparable periods of 2020. Interest expense relates to the Convertible Debentures, GRA Note, PPP Loan, and (during the 2020 periods) financing costs associated with insurance premiums.

During the three-month and six-month periods ended June 30, 2021, we recorded a $172,056 gain on debt extinguishment associated with the forgiveness of the PPP loan principal and accrued interest discussed above.

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

Recent Accounting Pronouncements – Information regarding recent accounting pronouncements is contained in Note 3 to the condensed consolidated financial statements, included in this Quarterly Report.

Liquidity and Capital Resources

From inception through June 30, 2021, we have accumulated net losses of approximately $48.7 million and we expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. We have funded our operations to date primarily from sales of our equity securities and from government grants and clinical trial assistance.

The following tables summarize our liquidity and capital resources as of June 30, 2021 and December 31, 2020, and our cash flows for the six-month periods ended June 30, 2021 and 2020:

Liquidity and Capital Resources	June 30, 2021	December 31, 2020
Cash and cash equivalents	$19,538,513	$9,883,796
Working capital	19,297,529	9,424,839

	Six Months Ended June 30,
Cash Flow Data	2021	2020
Net cash provided by (used in):
Operating activities	$(2,879,566)	$(925,493)
Investing activities	(19,929)	-
Financing activities	12,554,212	1,352,834
Net increase in cash and cash equivalents	$9,654,717	$427,341

Operating Activities – Net cash used in operating activities of $2,879,566 for the six months ended June 30, 2021, was primarily due to our net loss of $2,876,811, offset by non-cash items such as depreciation expense, stock-based compensation expense and the gain recognized on extinguishment of our PPP loan, and by changes in our working capital accounts. Net cash used in operating activities of $925,493 for the six months ended June 30, 2020, was primarily due to our net loss of $1,050,898, offset by non-cash charges such as depreciation and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $19,929 for the six-month period ended June 30, 2021 and relates to purchases of property and equipment.

Financing Activities – Net cash provided by financing activities was $12,554,212 for the six-month period ended June 30, 2021, consisting primarily of (i) net proceeds of $9,408,920 from the public offering of our common stock, (ii) $3,174,156 of net proceeds from the exercise of warrants, and (iii) $27,864 in principal repayments toward a note payable to the Georgia Research Alliance, Inc. (the “GRA Note”); the GRA Note has now been fully repaid. Additionally, during May 2021, our PPP loan of $170,200, together with $1,856 of accrued interest, was forgiven by the lender and extinguished.

Net cash provided by financing activities was $1,352,834 for the six-month period ended June 30, 2020, consisting of (i) net proceeds from the sale of our convertible preferred stock, (ii) $170,200 of PPP loan proceeds, (iii) $888,500 of net proceeds from issuance of a note payable, and (iv) $5,866 in principal repayments toward the GRA Note.

Funding Requirements and Sources of Capital

Our primary uses of capital are for salaries and related expenses for personnel, manufacturing costs for preclinical and clinical materials, third-party research services, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs. We expect these costs will continue to be the primary operating capital requirements for the near future. We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through mid-2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our estimates regarding the sufficiency of our financial resources are based on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. At this time, we believe our cash resources are sufficient to fund our operations through mid-2023. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the progress of our research activities; the number and scope of our research programs; the progress and success of our pre-clinical and clinical development activities; the progress of the development efforts of parties with whom we have entered into research and development agreements; the costs of manufacturing our product candidates, and the progress of efforts with parties with whom we may enter into commercial manufacturing agreements; our ability to maintain current research and development programs and to establish new research and development and licensing arrangements; the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; the impact of any natural disasters or public health crises, such as the COVID-19 pandemic; the costs associated with any products or technologies that we may in-license or acquire; and the costs and timing of regulatory approvals.

We will need to continue to raise additional capital to support our future operating activities, including progression of our development programs, preparation for commercialization, and other operating costs. Financing strategies we may pursue include, but are not limited to, the public or private sale of equity, debt financings or funds from other capital sources, such as government funding, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurances additional capital will be available to secure additional financing, or if available, that it will be sufficient to meet our needs on favorable terms. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development of one or more of our product candidates.

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

We also expect, for the remainder of 2021, our general and administrative expenses to remain reasonably consistent with that of the half of 2021. We expect that our general and administrative costs will increase beyond 2021 in support of expanded research and development activities and other general corporate activities.

Grant Funding – We have ongoing government support for our COVID-19 vaccine program through a Small Business Innovative Research (SBIR) grant from NIAID and for our Lassa Fever vaccine program via a grant from the U.S. Department of Defense. As of June 30, 2021, there is $275,302 in approved grant funds, which we expect to expend during the remainder of 2021 and early 2022. Additionally, our Sudan ebolavirus and Marburg virus vaccine candidates are being developed in collaboration with researchers at the University of Texas Medical Branch (UTMB) and Battelle Memorial Institute utilizing the suite of preclinical services from NIAID. We are currently seeking sources of capital through additional government and quasi-government grant programs and clinical trial support, although there can be no assurance any such funds will be obtained.

Clinical Trial Support -- NIAID has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive HIV vaccines, with GeoVax incurring certain costs associated with manufacturing the clinical vaccine supplies and other study support. We expect that NIAID will also fund the cost of the planned Phase 1 trial (HVTN 132) to further evaluate the safety and immunogenicity of adding “protein boost” components to our vaccine, GOVX-B11. The start of HVTN 132 has been delayed due to COVID-19, and we await further information from NIAID and HVTN on when the trial may commence. Additionally, we are party to a collaboration with a consortium led by researchers at the University of California, San Francisco (UCSF), using our vaccine as part of a combinational therapy to induce remission in HIV-positive individuals; this program is currently undergoing clinical trials. Similar to HVTN 132, this trial has been affected by the pandemic, so we await further information regarding the status of patient enrollment and trial results. Our prior collaboration with American Gene Technologies International, Inc. (AGT) was recently discontinued due to AGT’s remodeling of their clinical trial plans.

Equity Funding – During February 2021, we closed an underwritten public offering of our common stock for net proceeds of $9,408,920. During January and February 2021, certain of our outstanding stock purchase warrants were exercised, resulting in net proceeds to us of $3,174,156. As of June 30, 2021, there are 2,793,635 stock purchase warrants outstanding, including 1,869,966 publicly-traded warrants (Nasdaq: GOVXW) exercisable for cash at $5.00 per share and expiring on September 29, 2025. Should these warrants be exercised in full, we would receive approximately $9.3 million in gross proceeds.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Item 3         Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

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

Changes in internal control over financial reporting

Although we have modified certain of our internal control procedures as a result of the COVID-19 pandemic, there were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective as of May 1, 2020, we entered into a one-year Customer Agreement and Subscription Agreement with Content Carnivores, LLC, pursuant to which the Company received services related to the management of our social media accounts. Pursuant to the agreement, in April 2021, we issued 1,235 shares of our common stock to Content Carnivores, LLC with an aggregate value of $6,000 pursuant to the agreement. The Company relied on an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof and Rule 506 of Regulation D.

Effective as of May 1, 2021, we renewed our agreement with Content Carnivores, LLC for an additional one-year period. In connection with the renewal, in May 2021, we issued 11,000 shares of our common stock to Content Carnivores, LLC as a restricted stock award under our 2020 Stock Incentive Plan with a value at that date of $59,840. The Company relied on an exemption from the registration requirements of the Securities Act afforded by Section 4(a) (2) thereof and Rule 506 of Regulation D.

There were no other sales of unregistered securities during the period covered by this report that have not previously been reported on Form 8-K.

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

Item 6	Exhibits

Exhibit Number	Description
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded with the Inline XBRL Document) (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

*	Filed herewith

(1)

These interactive data files shall not be deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC.
(Registrant)

Date: August 11, 2021	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal financial officer)