Form 10-Q
period 2021-09-30
GeoVax Labs, Inc.
filed 2021-11-12
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-39563

GEOVAX LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0455038
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

1900 Lake Park Drive, Suite 380
Smyrna, Georgia	30080
(Address of principal executive offices)	(Zip Code

(678) 384-7220

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each Exchange on which Registered
Common Stock $0.001 par value	GOVX	The Nasdaq Capital Market
Warrants to Purchase Common Stock	GOVXW	The Nasdaq Capital Market

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

Yes  ☐   No ☒

As of November 11, 2021, 6,381,541 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2021 and 2020 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the three-month and nine-month periods ended September 30, 2021 and 2020 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2021 and 2020 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Mine Safety Disclosures	17

Item 5	Other Information	17

Item 6	Exhibits	18

SIGNATURES		19

Part I -- FINANCIAL INFORMATION

Item 1         Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,107,019	$9,883,796
Grant funds and other receivables	-	182,663
Prepaid expenses and other current assets	52,818	168,689
Total current assets	18,159,837	10,235,148
Property and equipment, net	168,653	147,741
Deposits	11,010	11,010

Total assets	$18,339,500	$10,393,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289,438	$267,702
Accrued expenses	46,212	359,281
Current portion of notes payable	-	183,326
Total current liabilities	335,650	810,309
Note payable, net of current portion	-	14,738
Total liabilities	335,650	825,047

Commitments (Note 8)

Stockholders’ equity:
Preferred Stock, $.01 par value:
Authorized shares – 10,000,000 Series B convertible preferred stock, $1,000 stated value; -0- and 100 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	76,095
Common stock, $.001 par value:
Authorized shares – 600,000,000 Issued and outstanding shares – 6,381,541 and 3,834,095 at September 30, 2021 and December 31, 2020, respectively	6,382	3,834
Additional paid-in capital	68,630,363	55,294,504
Accumulated deficit	(50,632,895)	(45,805,581)
Total stockholders’ equity	18,003,850	9,568,852

Total liabilities and stockholders’ equity	$18,339,500	$10,393,899

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Grant and collaboration revenue	$30,414	$415,458	$220,539	$1,572,037

Operating expenses:
Research and development	1,224,362	416,756	2,659,980	1,687,113
General and administrative	757,432	435,013	2,562,641	1,364,650
Total operating expenses	1,981,794	851,769	5,222,621	3,051,763

Loss from operations	(1,951,380)	(436,311)	(5,002,082)	(1,479,726)

Other income (expense):
Interest income	877	90	3,998	902
Interest expense	-	(134,427)	(1,286)	(142,722)
Gain on debt extinguishment	-	-	172,056	-
Total other income (expense)	877	(134,337)	174,768	(141,820)

Net loss	$(1,950,503)	$(570,648)	$(4,827,314)	$(1,621,546)

Basic and diluted:
Net loss per common share	$(0.31)	$(0.73)	$(0.80)	$(2.85)
Weighted average shares outstanding	6,349,297	782,978	6,005,032	569,955

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

	Three-Month and Nine-Month Periods Ended September 30, 2021
							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2020	100	$76,095	3,834,095	$3,834	$55,294,504	$(45,805,581)	$9,568,852
Sale of common stock for cash	-	-	1,644,000	1,644	9,407,276	-	9,408,920
Issuance of common stock upon warrant exercise	-	-	835,900	836	3,173,320	-	3,174,156
Issuance of common stock for services	-	-	1,472	1	5,999	-	6,000
Stock option expense	-	-	-	-	56,190	-	56,190
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(1,562,778)	(1,562,778)
Balance at March 31, 2021	100	76,095	6,315,467	6,315	67,937,289	(47,368,359)	20,651,340
Repurchase of preferred stock	(100)	(76,095)	-	-	75,095	-	(1,000)
Issuance of common stock for services	-	-	12,235	13	65,828	-	65,841
Stock option expense	-	-	-	-	56,190	-	56,190
Net loss for the three months ended June 30, 2021	-	-	-	-	-	(1,314,033)	(1,314,033)
Balance at June 30, 2021	-	-	6,327,702	6,328	68,134,402	(48,682,392)	19,458,338
Issuance of common stock upon warrant exercise	-	-	53,839	54	229,946	-	230,000
Stock option expense	-	-	-	-	56,190	-	56,190
Issuance of warrant for technology license	-	-	-	-	209,825	-	209,825
Net loss for the three months ended September 30, 2021	-	-	-	-	-	(1,950,503)	(1,950,503)
Balance at September 30, 2021	-	$-	6,381,541	$6,382	$68,630,363	$(50,632,895)	$18,003,850

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

	Three-Month and Nine-Month Periods Ended September 30, 2020
							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficiency)
Balance at December 31, 2019	2,486	$1,932,433	14,992	$15	$39,340,509	$(42,847,513)	$(1,574,556)
Sale of convertible preferred stock for cash	300	300,000	-	-	-	-	300,000
Conversion of preferred stock to common stock	(2,386)	(1,856,338)	674,067	674	1,855,664	-	-
Common stock issued for services	-	-	521	1	5,999	-	6,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(595,694)	(595,694)
Balance at March 31, 2020	400	376,095	689,580	690	41,202,172	(43,443,207)	(1,864,250)
Common stock issued for services	-	-	2,124	2	11,998	-	12,000
Warrants issued in bridge financing	-	-	-	-	457,833	-	457,833
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(455,204)	(455,204)
Balance at June 30, 2020	400	376,095	691,704	692	41,672,003	(43,898,411)	(1,849,621)
Conversion of preferred stock to common stock	(300)	(300,000)	42,723	43	299,957	-	-
Warrants exercised for common stock	-	-	36,902	37	(37)	-	-
Common stock issued upon debenture conversion	-	-	177,626	177	569,340	-	569,517
Common stock issued upon cancellation of accrued compensation	-	-	300,001	300	1,499,700	-	1,500,000
Sale of common stock for cash	-	-	2,310,000	2,310	11,156,186	-	11,158,496
Common stock issued for services	-	-	517	-	6,000	-	6,000
Net loss for the three months ended September 30, 2020	-	-	-	-	-	(570,648)	(570,648)
Balance at September 30, 2020	100	$76,095	3,559,473	$3,559	$55,203,149	$(44,469,059)	$10,813,744

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,827,314)	$(1,621,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,806	2,983
Stock-based compensation for employees and directors	168,570	-
Stock-based compensation for consultants	80,733	24,000
Warrant issued for technology license fee	209,825	-
Gain on debt extinguishment	(172,056)	-
Changes in assets and liabilities:
Grant funds and other receivables	182,663	(72,551)
Prepaid expenses and other current assets	106,979	82,274
Amortization of debt discount	-	124,185
Accounts payable and accrued expenses	(289,477)	252,036
Total adjustments	314,043	412,927
Net cash used in operating activities	(4,513,271)	(1,208,619)

Cash flows from investing activities
Purchase of property and equipment	(47,718)	(2,470)
Net cash used in investing activities	(47,718)	(2,470)

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	9,408,920	11,158,496
Net proceeds from sale of preferred stock	-	300,000
Net proceeds from warrant exercises	3,404,156	-
Net proceeds from bridge financing	-	888,500
Net proceeds from issuance of note payable	-	170,200
Repurchase of preferred stock	(1,000)	-
Principal repayment of note payable	(27,864)	(8,854)
Net cash provided by financing activities	12,784,212	12,508,342

Net increase in cash and cash equivalents	8,223,223	11,297,253
Cash and cash equivalents at beginning of period	9,883,796	283,341

Cash and cash equivalents at end of period	$18,107,019	$11,580,594

Supplemental disclosure of non-cash financing activities:

During the nine months ended September 30, 2021:

●	149,705 shares of common stock were issued upon the cashless exercise of stock purchase warrants
●	$172,056 of principal and accrued interest related to a note payable was extinguished upon the loan’s forgiveness

During the nine months ended September 30, 2020:

●	716,790 shares of common stock were issued upon conversion of convertible preferred stock
●	36,902 shares of common stock were issued upon the cashless exercise of stock purchase warrants
●	300,001 shares of common stock and 300,001 stock purchase warrants were issued in exchange for cancellation of $1,500,000 owed to current and former employees and directors
●

177,626 shares of common stock, 126,042 pre-funded stock purchase warrants and 303,668 stock purchase warrants were issued upon conversion of $1,200,000 convertible debentures and $14,667 of related accrued interest

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(unaudited)

1.         Description of Business

GeoVax Labs, Inc. (“GeoVax” or the “Company”), is a clinical-stage biotechnology company developing immunotherapies and vaccines against infectious diseases and cancers using novel vector vaccine platforms. GeoVax’s Modified Vaccinia Ankara-Virus-Like Particle (MVA-VLP) based platform utilizes MVA, a large virus capable of carrying several vaccine antigens, to express proteins that assemble into highly effective virus-like particle (VLP) immunogens in the person receiving the vaccine. The production of VLPs in the person being vaccinated can mimic virus production in a natural infection, stimulating both the humoral and cellular arms of the immune system to recognize, prevent, and control the target infection. The MVA-VLP derived vaccines can elicit durable immune responses in the host similar to a live-attenuated virus, while providing the safety characteristics of a replication-defective vector.

GeoVax’s MVA-VLP development programs are focused primarily on preventive vaccines against the SARS-CoV-2 virus (COVID-19) and immunotherapies for solid tumor cancers. Other development programs include preventive vaccines against Zika Virus, hemorrhagic fever viruses (Ebola, Sudan, Marburg, Lassa), Human Immunodeficiency Virus (HIV), and malaria. Certain of our vaccine development activities have been, and continue to be, financially supported by the U.S. Government. This support has been both in the form of research grants and contracts awarded directly to us, as well as indirect support for the conduct of preclinical animal studies and human clinical trials.

On September 28, 2021, GeoVax entered into an Assignment and License Agreement with PNP Therapeutics, Inc., whereby GeoVax expanded its immuno-oncology pipeline and added a new technology platform through the acquisition of exclusive rights to Gedeptin®, a novel patented product for the treatment of solid tumors through a gene therapy strategy known as GDEPT (Gene-Directed Enzyme Prodrug Therapy). In GDEPT, a vector is used to selectively transduce tumor cells with a nonhuman gene, which expresses an enzyme that can convert a nontoxic prodrug into a potent antitumor compound. A Phase 1/2 clinical trial is currently enrolling to evaluate the safety and efficacy of repeat cycles of Gedeptin therapy in patients with recurrent head and neck squamous cell carcinoma (HNSCC), with tumors accessible for injection and no curable treatment options. The FDA has granted Gedeptin Orphan Drug status for the treatment of HNSCC and the initial stage of the ongoing clinical trial is being funded by the FDA pursuant to its Orphan Products Clinical Trials Grants Program. GeoVax’s license to Gedeptin includes rights to expand its use to all human diseases and/or conditions including, but not limited to, cancers.

GeoVax is incorporated under the laws of the State of Delaware and our principal offices are located in the metropolitan Atlanta, Georgia area.

2.         Basis of Presentation

The accompanying condensed consolidated financial statements at September 30, 2021 and for the three-month and nine-month periods ended September 30, 2021 and 2020 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

3.         Significant Accounting Policies and Recent Accounting Pronouncements

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 those accounting policies that we consider significant in determining our results of operations and financial position. During the nine months ended September 30, 2021, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K, and there have been no other recent accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

4.         Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. Common share equivalents consist of common shares issuable upon conversion of convertible preferred stock, and upon exercise of stock options and stock purchase warrants. All common share equivalents are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. The weighted average number of common share equivalents which were excluded from the computation of diluted loss per share totaled 2,965,451 and 2,550,184 shares for the three-month and nine-month periods ended September 30, 2021, respectively, as compared to 204,553 and 78,754 shares for the three-month and nine-month periods ended September 30, 2020, respectively.

5.         Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Equipment and furnishings	$591,554	$543,836
Leasehold improvements	115,605	115,605
Total property and equipment	707,159	659,441
Accumulated depreciation and amortization	(538,506)	(511,700)
Property and equipment, net	$168,653	$147,741

6.         Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets are composed of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accrued salaries	$11,212	$279,696
Other accrued expenses	35,000	79,585
Total accrued expenses	$46,212	$359,281

7.         Notes Payable

GRA Note – On February 28, 2018, we entered into a Senior Note Purchase Agreement with Georgia Research Alliance, Inc. (GRA) pursuant to which we issued a five-year Senior Promissory Note (the “GRA Note”) to GRA in exchange for $50,000. The GRA Note bore an annual interest rate of five percent. Interest expense related to the GRA Note for the three-month and nine-month periods ended September 30, 2021 was $-0- and $633, respectively, as compared to $411 and $1,344, respectively, for the same periods of 2020. During May 2021, we repaid the remaining principal balance of $22,737 and retired the GRA Note.

CARES Act Paycheck Protection Program Loan – On April 17, 2020, we received a $170,200 bank loan backed by the United States Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The loan bore an annual interest rate of one percent. We recorded accrued interest expense related to the PPP Loan of $-0- and $653 for the three-month and nine-month periods ended September 30, 2021, respectively, as compared to $429 and $774, respectively, for the same periods of 2020. During May 2021, upon receiving payment from the SBA, the lender forgave the full principal balance of $170,200 together with $1,856 of accrued interest and extinguished the PPP Loan.

8.         Commitments

Lease Agreement

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2022. Rent expense for the three-month and nine-month periods ended September 30, 2021 was $42,803 and $128,410, respectively, as compared to $41,539 and $124,617, respectively, for the same periods of 2020. Future minimum lease payments total $42,803 for the remainder of 2021 and $176,356 in 2022, although the lease may be terminated at any time by either party with ninety days’ written notice.

Other Commitments

In the normal course of business, we enter into various firm purchase commitments related to production and testing of our vaccine, conduct of research studies, and other activities. As of September 30, 2021, there are approximately $607,000 of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2021.

9.         Stockholders’ Equity

Preferred Stock – On June 7, 2021, we repurchased the remaining 100 shares of our Series B Convertible Preferred Stock for a total price of $1,000. As of September 30, 2021, there are no shares of our preferred stock outstanding.

Public Offering – On February 11, 2021, we closed an underwritten public offering of 1,644,000 shares of our common stock, including 204,000 shares sold pursuant to the full exercise of the underwriter’s option to purchase additional shares, at a price to the public of $6.25 per share. Net proceeds after deducting underwriting discounts and commissions and other offering expenses were approximately $9.4 million. Additionally, we issued to the underwriter, as a portion of the underwriting compensation, warrants to purchase 72,000 shares of our common stock at an exercise price of $6.875 per share.

Stock Options – We have a stock-based incentive plan (the “2020 Plan”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. A total of 1,500,000 shares of our common stock are reserved for issuance pursuant to the 2020 Plan. During the nine months ended September 30, 2021, there were no stock option transactions related to the 2020 Plan. As of September 30, 2021, there were 602,000 stock options outstanding, with a weighted-average exercise price of $2.79 per share and a weighted-average remaining term of 9.2 years.

Stock Purchase Warrants – During January and February 2021, 188,688 stock purchase warrants were exercised on a cashless basis, resulting in the issuance of 145,866 shares of our common stock, and 690,034 stock purchase warrants were exercised for cash, resulting in the issuance of 690,034 shares of our common stock for net proceeds to us of $3,174,156.

During August 2021, 27,004 stock purchase warrants were exercised on a cashless basis, resulting in the issuance of 3,839 shares of our common stock, and 50,000 stock purchase warrants were exercised for cash, resulting in the issuance of 50,000 shares of our common stock for net proceeds to us of $230,000.

On September 28, 2021, in connection with our entering into an Assignment and License Agreement with PNP Therapeutics, Inc. (PNP) we issued a five-year stock purchase warrant to PNP for 100,000 shares of our common stock at an exercise price of $13.00 per share.

As of September 30, 2021, there are 2,816,631 stock purchase warrants outstanding, with a weighted-average exercise price of $5.35 per share and a weighted-average remaining term of 3.9 years.

Other Common Stock Transactions – During the nine months ended September 30, 2021, we issued 13,707 shares of our common stock pursuant to consulting agreements.

10.         Stock-Based Expense

Stock-based compensation expense related to employee and director stock options was $56,190 and $168,570 during the three-month and nine-month periods ended September 30, 2021, respectively; there was no stock-based compensation expense related to employee stock options during the comparable periods of 2020. Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the related employee classification. As of September 30, 2021, there is $486,940 of unrecognized compensation expense that we expect to recognize over a weighted-average period of 2.2 years.

During the three-month and nine-month periods ended September 30, 2021, we recorded stock-based compensation expense of $29,560 and $80,733, respectively, associated with common stock issued for consulting services, as compared to $6,000 and $24,000, respectively, during the comparable periods of 2020. As of September 30, 2021, there is $39,773 recorded as a prepaid expense for these arrangements, which will be recognized as expense over the remaining terms of the related agreements.

During September 2021, we recorded $209,825 of expense associated with the issuance of a stock purchase warrant to PNP in connection with our entering into a technology licensing agreement; such amount was recorded as research and development expense.

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

12.         Grants and Collaboration Revenue

We receive payments from government entities under our grants from the National Institute of Allergy and Infectious Diseases (NIAID) and from the U.S. Department of Defense in support of our vaccine research and development efforts. We record revenue associated with government grants as the reimbursable costs are incurred. During the three-month and nine-month periods ended September 30, 2021, we recorded $30,414 and $220,539, respectively, of revenues associated with these grants, as compared to $231,330 and $1,186,844, respectively, for the comparable periods of 2020. During the three-month and nine-month periods ended September 30, 2020, we also recorded $184,128 and $385,193, respectively, of revenues associated with research collaboration agreements with third parties. As of September 30, 2021, there is an aggregate of $244,888 in approved grant funds available for use through mid-2022.

13.         Subsequent Event

On November 9, 2021, we entered into an Exclusive License Agreement the (“License Agreement”) with City of Hope (“COH”) under which we obtained exclusive worldwide rights to key patents, know-how, regulatory filings and clinical materials related to COH’s COVID-19 vaccine program, currently undergoing human clinical trials. We will pay an upfront fee to COH of $5,000,000 within 30 days of the effective date of the License Agreement and are obligated to pay additional fees of $3,000,000 and $2,000,000 on the first and second anniversaries, respectively, of the effective date of the License Agreement. We will also pay COH milestone fees based on achievement of success-based development and regulatory milestones, and annual royalties on net sales of products covered by the License Agreement.

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

Overview

GeoVax is a clinical-stage biotechnology company developing immunotherapies and vaccines against infectious diseases and cancers using novel vector vaccine platforms. GeoVax’s Modified Vaccinia Ankara-Virus-Like Particle (MVA-VLP) based platform utilizes MVA, a large virus capable of carrying several vaccine antigens, to express proteins that assemble into highly effective virus-like particle (VLP) immunogens in the person receiving the vaccine. The production of VLPs in the person being vaccinated can mimic virus production in a natural infection, stimulating both the humoral and cellular arms of the immune system to recognize, prevent, and control the target infection. The MVA-VLP derived vaccines can elicit durable immune responses in the host similar to a live-attenuated virus, while providing the safety characteristics of a replication-defective vector.

GeoVax’s MVA-VLP development programs are focused primarily on preventive vaccines against the SARS-CoV-2 virus (COVID-19) and immunotherapies for solid tumor cancers. Other development programs include preventive vaccines against Zika Virus, hemorrhagic fever viruses (Ebola, Sudan, Marburg, Lassa), Human Immunodeficiency Virus (HIV), and malaria. Certain of our vaccine development activities have been, and continue to be, financially supported by the U.S. Government. This support has been both in the form of research grants and contracts awarded directly to us, as well as indirect support for the conduct of preclinical animal studies and human clinical trials.

On September 28, 2021, we entered into an Assignment and License Agreement with PNP Therapeutics, Inc., whereby we expanded our immuno-oncology pipeline and added a new technology platform through the acquisition of exclusive worldwide rights to Gedeptin®, a novel patented product for the treatment of solid tumors through a gene therapy strategy known as GDEPT (Gene-Directed Enzyme Prodrug Therapy). In GDEPT, a vector is used to selectively transduce tumor cells with a nonhuman gene, which expresses an enzyme that can convert a nontoxic prodrug into a potent antitumor compound. GeoVax’s license to Gedeptin includes rights to expand its use to all human diseases and/or conditions including, but not limited to, cancers.

On November 9, 2021, we entered into an Exclusive License Agreement with City of Hope, whereby we obtained exclusive worldwide rights to develop and commercialize COH04S1, a multi-antigenic COVID-19 vaccine currently undergoing Phase 2 human clinical trials. This program is supplemental to, and synergistic with, our existing pan coronavirus vaccine (GEO-CM02), currently in preclinical testing.

Our programs are in various stages of development:

●

COH04S1 is currently undergoing a Phase 2 clinical trial, evaluating its safety and efficacy as a preventive COVID-19 vaccine in blood cancer patients who have receive a bone marrow transplant or chimeric antigen receptor therapy (CAR T). The trial is also the first to compare an investigational COVID-19 vaccine to the current FDA-approved vaccine from Pfizer in people who are immunocompromised and receiving immunosuppressive therapy.

●

Gedeptin® is currently undergoing a Phase 1/2 clinical trial for treatment of patients with advanced head and neck cancer, which is being conducted with funding support from the U.S. Food & Drug Administration (FDA) pursuant to its Orphan Products Grants Program.

●

Our preventive HIV vaccine is focused on prevention of the subtype of HIV prevalent in the regions of the Americas, Western Europe, Japan and Australia, and which we expect will be included in an upcoming clinical trial (HVTN 132) managed by the HIV Vaccine Clinical Trials Network (HVTN) with support from the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH).

●

A consortium led by researchers at the University of California, San Francisco (UCSF) is conducting a clinical trial using our HIV vaccine as part of a combinational therapy to induce remission in HIV-positive individuals.

●	Our pan coronavirus vaccine (GEO-CM02) is progressing in preclinical studies with support from a Small Business Innovative Research (SBIR) grant from NIAID.
●	Our Lassa Fever vaccine program is undergoing preclinical studies with grant support from the U.S. Department of Defense.
●

Development of our Sudan ebolavirus and Marburg virus vaccine candidates is being supported, in part, through a collaboration with researchers at the University of Texas Medical Branch (UTMB) and Battelle Memorial Institute utilizing the suite of preclinical services from NIAID.

Our corporate strategy is to advance, protect and exploit our differentiated vaccine/immunotherapy platform leading to the successful development of preventive and therapeutic vaccines against infectious diseases and various cancers. With our design and development capabilities, we are progressing and validating an array of cancer and infectious disease immunotherapy and vaccine product candidates. Our goal is to advance products successfully through human clinical testing and registration, while considering partnership or licensing arrangements for achieving regulatory approval and commercialization. We also leverage third-party resources through collaborations and partnerships for preclinical and clinical testing, and manufacturing with multiple government, academic and corporate entities.

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

Results of Operations

The following tables summarize our results of operations for the three-month and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
Grant and collaboration revenue	$30,414	$415,458	$(385,044)
Operating expenses:
Research and development	1,224,362	416,756	807,606
General and administrative	757,432	435,013	322,419
Total operating expenses	1,981,794	851,769	1,130,025
Loss from operations	(1,951,380)	(436,311)	(1,515,069)
Total other income (expense)	877	(134,337)	135,214
Net loss	$(1,950,503)	$(570,648)	$(1,379,855)

	Nine Months Ended September 30,
	2021	2020	Change
Grant and collaboration revenue	$220,539	$1,572,037	$(1,351,498)
Operating expenses:
Research and development	2,659,980	1,687,113	972,867
General and administrative	2,562,641	1,364,650	1,197,991
Total operating expenses	5,222,621	3,051,763	2,170,858
Loss from operations	(5,002,082)	(1,479,726)	(3,522,356)
Total other income (expense)	174,768	(141,820)	316,588
Net loss	$(4,827,314)	$(1,621,546)	$(3,205,768)

Grant and Collaboration Revenues

Our grant and collaboration revenues relate to grants and contracts from agencies of the U.S. government and collaborative arrangements with other third parties in support of our vaccine development activities. Detail concerning our grant and collaboration revenues and the remaining funds available for use as of September 30, 2021 is presented in the table below.

	Revenues Recorded During the Periods:				Unused Funds
	Three Months Ended September 30,		Nine Months Ended September 30,		Available at September 30,
	2021	2020	2021	2020	2021
Lassa Fever – U.S. Army Grant	$-	$231,330	$-	$1,186,844	$165,500
Covid-19 – NIH SBIR Grant	30,414	-	220,539	-	79,388
Malaria – Collaboration Revenue	-	184,128	-	385,193	-
Total	$30,414	$415,458	$220,539	$1,572,037	$244,888

Grant and collaboration revenues decreased by $385,044 (93%) for the three-month period ended September 30, 2021 compared to the three-month period ended September 30, 2020, and by $1,351,498 (86%) for the nine-month period ended September 30, 2021 compared to the nine-month period ended September 30, 2020, attributable to the differing mix of active grants and collaborations as shown in the table above, as well as the timing of expenditures related to such grants and collaborations.

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

For the three-month and nine-month periods ended September 30, 2021, research and development expenses increased by $807,606 (194%) and $972,867 (58%), respectively, versus the 2020 periods. Of these increases, $459,825 during each period relates to upfront license fees (inclusive of $209,825 of stock-based expense) associated with our in-license of Gedeptin in September 2021. Research and development expense for the three-month and nine-month periods ended September 30, 2021 includes stock-based compensation expense of $21,468 and $64,404, respectively associated with employee stock options; no stock-based compensation expense was allocated to research and development expense for the comparable periods of 2020 (see discussion under “Stock-Based Compensation Expense” below). The remaining increases of $326,313 and $448,638 for the three-month and nine-month periods ended September 30, 2021, respectively, relate primarily due to expenditures related to our COVID-19 vaccine program, manufacturing process development, and a generally higher level of activity, offset in part by lower external expenditures related to our government grants.

General and Administrative Expenses

For the three-month and nine-month periods ended September 30, 2021, general and administrative expenses increased by $322,419 (74%) and $1,197,991 (88%), respectively. General and administrative expense for the three-month and nine-month periods ended September 30, 2021 included stock-based compensation expense of $64,282 and $184,899, respectively; as compared to $6,000 and $24,000, respectively, for the comparable periods of 2020 (see discussion under “Stock-Based Compensation Expense” below). A significant portion of the increase during each period is attributable to higher Delaware franchise taxes, with the remainder primarily due to higher legal, accounting and patent costs; insurance costs; consulting fees; Nasdaq listing fees; investor relations costs; and personnel costs.

Stock-Based Compensation Expense

The table below shows the components of stock-based compensation expense for the three-month and nine-month periods ended September 30, 2021 and 2020. In general, stock-based compensation expense is allocated to research and development expense or general and administrative expense according to the classification of cash compensation paid to the employee, consultant or director to whom the stock compensation was granted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock option expense	$56,190	$-	$168,570	$-
Stock issued for consulting services	29,560	6,000	80,733	24,000
Total stock-based compensation expense	$85,750	$6,000	$249,303	$24,000

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

Other Income (Expense)

Interest income for the three-month and nine-month periods ended September 30, 2021 was $877 and $3,998, respectively, as compared to $90 and $902, respectively, for comparable periods of 2020. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

Interest expense for the three-month and nine-month periods ended September 30, 2021 was $-0- and $1,286, respectively, as compared to $134,427 and $142,772, respectively, for comparable periods of 2020. Interest expense for the 2021 periods relates to the GRA Note and PPP Loan, and for the 2020 periods relates to the GRA Note, PPP loan, financing costs associated with insurance premiums, and convertible debentures which were retired during 2020.

During the nine-month period ended September 30, 2021, we recorded a $172,056 gain on debt extinguishment associated with the forgiveness of the PPP loan principal and accrued interest.

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

Liquidity and Capital Resources

From inception through September 30, 2021, we have accumulated net losses of approximately $50.6 million and we expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. We have funded our operations to date primarily from sales of our equity securities and from government grants and clinical trial assistance.

The following tables summarize our liquidity and capital resources as of September 30, 2021 and December 31, 2020, and our cash flows for the nine-month periods ended September 30, 2021 and 2020:

Liquidity and Capital Resources	September 30, 2021	December 31, 2020
Cash and cash equivalents	$18,107,019	$9,883,796
Working capital	17,824,187	9,424,839

	Nine Months Ended September 30,
Cash Flow Data	2021	2020
Net cash provided by (used in):
Operating activities	$(4,513,271)	$(1,208,619)
Investing activities	(47,718)	(2,470)
Financing activities	12,784,212	12,508,342
Net increase in cash and cash equivalents	$8,223,223	$11,297,253

Operating Activities – Net cash used in operating activities of $4,513,271 for the nine months ended September 30, 2021, was primarily due to our net loss of $4,827,314, offset by non-cash items such as depreciation expense, stock-based compensation expense and the gain recognized on extinguishment of our PPP loan, and by changes in our working capital accounts. Net cash used in operating activities of $1,208,619 for the nine months ended September 30, 2020, was primarily due to our net loss of $1,621,546, offset by non-cash charges such as depreciation and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $47,718 and $2,470 for the nine-month periods ended September 30, 2021 and 2020, respectively, and relates to purchases of property and equipment.

Financing Activities – Net cash provided by financing activities was $12,784,212 for the nine-month period ended September 30, 2021, consisting primarily of (i) net proceeds of $9,408,920 from a public offering of our common stock, (ii) $3,404,156 of net proceeds from the exercise of warrants, (iii) $1,000 expended for the repurchase of outstanding convertible preferred stock, and (iv) $27,864 in principal repayments toward a note payable to the Georgia Research Alliance, Inc. (the “GRA Note”); the GRA Note has now been fully repaid. Additionally, during May 2021, our PPP loan of $170,200, together with $1,856 of accrued interest, was forgiven by the lender and extinguished.

Net cash provided by financing activities was $12,508,342 for the nine-month period ended September 30, 2020, consisting of (i) net proceeds of $11,158,496 from a public offering of our common stock and warrants, (ii) net proceeds of $300,000 from the sale of our convertible preferred stock, (iii) $170,200 of PPP loan proceeds, (iv) $888,500 of net proceeds from issuance of a note payable, and (v) $8,854 in principal repayments toward the GRA Note.

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

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements through mid-2022. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and is based on assumptions that may prove to be wrong; actual results could vary materially. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the progress of our research activities; the number and scope of our research programs; the progress and success of our pre-clinical and clinical development activities; the progress of the development efforts of parties with whom we have entered into research and development agreements; the costs of manufacturing our product candidates, and the progress of efforts with parties with whom we may enter into commercial manufacturing agreements; our ability to maintain current research and development programs and to establish new research and development and licensing arrangements; the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; the impact of any natural disasters or public health crises, such as the COVID-19 pandemic; the costs associated with any products or technologies that we may in-license or acquire; and the costs and timing of regulatory approvals.

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

We expect our research and development costs to increase as we continue development of our various programs and as we move toward later stages of development, especially with regard to clinical trials. Our expenditures during 2022 and beyond will increase significantly as a result of the license fees and development costs we assumed related to the Gedeptin and COH04S1 clinical programs. We do not provide forward-looking estimates of costs and time to complete our research programs due to the many uncertainties associated with biotechnology research and development. Due to these uncertainties, our future expenditures are likely to be highly volatile in future periods depending on the outcomes of the trials and studies. As we obtain data from pre-clinical studies and clinical trials, we may elect to discontinue or delay certain development programs to focus our resources on more promising product candidates. Completion of preclinical studies and human clinical trials may take several years or more, but the length of time can vary substantially depending upon several factors. The duration and the cost of future clinical trials may vary significantly over the life of the project because of differences arising during development of the human clinical trial protocols, including the length of time required to enroll suitable patient subjects, the number of patients that ultimately participate in the clinical trial, the duration of patient follow-up, and the number of clinical sites included in the clinical trials.

We expect, for the remainder of 2021, our general and administrative expenses to remain reasonably consistent with that of the third quarter of 2021. We expect that our general and administrative costs will increase during 2022 in support of expanded research and development activities and other general corporate activities.

Grant Funding – We have ongoing government support for our COVID-19 vaccine program through a Small Business Innovative Research (SBIR) grant from NIAID and for our Lassa Fever vaccine program via a grant from the U.S. Department of Defense. As of September 30, 2021, there is $244,888 in approved grant funds remaining and available for use through mid-2022. Additionally, our Sudan ebolavirus and Marburg virus vaccine candidates are being developed in collaboration with researchers at the University of Texas Medical Branch (UTMB) and Battelle Memorial Institute utilizing the suite of preclinical services from NIAID. We are currently seeking sources of capital through additional government and quasi-government grant programs and clinical trial support, although there can be no assurance any such funds will be obtained.

Clinical Trial Support – NIAID has funded the costs of conducting all of our human clinical trials (Phase 1 and Phase 2a) to date for our preventive HIV vaccines, with GeoVax incurring certain costs associated with manufacturing the clinical vaccine supplies and other study support. We expect that NIAID will also fund the cost of the planned Phase 1 trial (HVTN 132) to further evaluate the safety and immunogenicity of adding “protein boost” components to our vaccine, GOVX-B11. The start of HVTN 132 has been delayed due to COVID-19, and we await further information from NIAID and HVTN on when the trial may commence. Additionally, we are party to a collaboration with a consortium led by researchers at the University of California, San Francisco (UCSF), using our vaccine as part of a combinational therapy to induce remission in HIV-positive individuals; this program is currently undergoing clinical trials. Similar to HVTN 132, this trial has been affected by the pandemic, so we await further information regarding the status of patient enrollment and trial results. Our prior collaboration with American Gene Technologies International, Inc. (AGT) was recently discontinued due to AGT’s remodeling of their clinical trial plans. Gedeptin is in a Phase 1/2 trial, being conducted at Stanford University in collaboration with Emory University; the initial stage of the study (10 patients) is being funded by the FDA pursuant to its Orphan Products Clinical Trials Grants Program.

Equity Funding – During February 2021, we closed an underwritten public offering of our common stock for net proceeds of $9,408,920. During January, February and August 2021, certain of our outstanding stock purchase warrants were exercised, resulting in net proceeds to us of $3,404,156. As of September 30, 2021, there are 2,816,631 stock purchase warrants outstanding, including 1,819,966 publicly-traded warrants (Nasdaq: GOVXW) exercisable for cash at $5.00 per share and expiring on September 29, 2025. Should these warrants be exercised in full, we would receive approximately $9.1 million in gross proceeds.

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

Changes in internal control over financial reporting

Although we have modified certain of our internal control procedures as a result of the COVID-19 pandemic, there were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6         Exhibits

Exhibit

Number	Description
4.1	Common Stock Purchase Warrant issued to PNP Therapeutics, Inc., dated September 28, 2021 (2)
10.1	Assignment and License Agreement, dated September 28, 2021, by and between GeoVax, Inc. and PNP Therapeutics, Inc. (2)
10.2	Exclusive License Agreement, dated November 9, 2021, by and between GeoVax, Inc. and City of Hope (3)
10.3*,**	GeoVax Labs, Inc. 2020 Stock Incentive Plan, as amended and restated August 11, 2021
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded with the Inline XBRL Document) (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

(1)

These interactive data files shall not be deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed September 29, 2021.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 10, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC. (Registrant)

Date: November 12, 2021	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer (duly authorized officer and principal financial officer)