Form 10-K/A
period 2021-12-31
GeoVax Labs, Inc.
filed 2022-04-27
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2021

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-39563

GEOVAX LABS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0455038 (IRS Employer Identification Number)
1900 Lake Park Drive, Suite 380 Smyrna, GA (Address of principal executive offices)	30080 (Zip Code)

(678) 384-7220
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each Exchange on which Registered
Common Stock $0.001 par value	GOVX	The Nasdaq Capital Market
Warrants to Purchase Common Stock	GOVXW	The Nasdaq Capital Market

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

Number of shares of Common Stock outstanding as of April 27, 2022: 9,449,025

DOCUMENTS INCORPORATED BY REFERENCE

None

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of GeoVax Labs, Inc. for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission on March 9, 2022 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2021. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

ii

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers as of April 27, 2022:

Name	Age	Current Position
David A. Dodd	72	Chairman of the Board of Directors, President and Chief Executive Officer
Mark W. Reynolds, CPA	60	Chief Financial Officer and Corporate Secretary
Mark J. Newman, Ph.D.	67	Chief Scientific Officer
Kelly T. McKee M.D.	72	Chief Medical Officer
Randal D. Chase, Ph.D. (1)(2)(3)	72	Independent Director
Dean G. Kollintzas (2)(3)	49	Independent Director
Robert T. McNally Ph.D. (1)(2)	74	Independent Director
John N. Spencer, Jr. (1)(3)	81	Independent Director
______________________
(1)	Member of the Compensation Committee of the Board of Directors.
(2)	Member of the Nominating and Governance Committee of the Board of Directors.
(3)	Member of the Audit Committee of the Board of Directors.

David A. Dodd. Mr. Dodd joined the Board of Directors in March 2010, becoming Chairman of our Board of Directors on January 1, 2011. Effective September 5, 2018, Mr. Dodd became our President and Chief Executive Officer, following Dr. McNally’s retirement. His executive management experience in the pharmaceutical and biotechnology industries spans more than 40 years. From September 2017 to April 2018, he served as Chief Executive Officer, and as a member of the Board of Directors of Medizone International, Inc. (“Medizone”), a developer and manufacturer of disinfectant systems. On April 20, 2018, Medizone announced that certain of its creditors had commenced an involuntary bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code against Medizone. The creditors included Medizone’s former Chairman and Chief Executive Officer and its former Director of Operations. From April 2013 to July 2017, Mr. Dodd served as President and Chief Executive Officer, and as a member of the Board of Directors, of Aeterna Zentaris Inc., a drug development company. He was Chairman of the Board of Directors of Aeterna Zentaris, Inc. from May 2014 to May 2016, and continued to serve as a member of its Board of Directors until May 2018. From December 2007 to June 2009, Mr. Dodd was President, Chief Executive officer and Chairman of BioReliance Corporation, a leading provider of biological safety and related testing services. From October 2006 to April 2009, he served as non-executive Chairman of Stem Cell Sciences Plc., where he oversaw the development and implementation of a strategic growth plan, implementation of an experienced executive team, and the sale of the company to Stem Cells, Inc. in April 2009. Before that, Mr. Dodd served as President, Chief Executive Officer and Director of Serologicals Corporation before it was sold to Millipore Corporation in July 2006 for $1.5 billion. For five years prior to his employment by Serologicals Corporation, Mr. Dodd served as President and Chief Executive Officer of Solvay Pharmaceuticals, Inc. and Chairman of its subsidiary Unimed Pharmaceuticals, Inc. He is also the Chief Executive Officer of RiversEdge BioVentures, an investment and advisory firm focused on the life sciences and pharmaceuticals industries, which he founded in 2009. Mr. Dodd holds Bachelor of Science and Master of Science degrees from Georgia State University and completed the Harvard Business School of Advanced Management Program. The Board of Directors has concluded that Mr. Dodd should serve on the Board of Directors due to his experience in the pharmaceutical industry and his involvement as an officer and director of the Company, as well as his background in general management, business transformation, corporate partnering, and mergers and acquisitions.

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

Mark J. Newman, Ph.D. Dr. Newman became employed as our Chief Scientific Officer on August 25, 2020. Dr. Newman, who previously served the Company as vice president of research and development from 2010 to 2013, worked for the Company on a half-time basis until March 2022, at which time he became a full-time employee. Prior, he served senior management positions at PaxVax, Pharmexa A/S, Epimmune, Vaxcel, Apollon, and Cambridge Biotech. During his 30-year career he shepherded the development of experimental vaccine and adjuvant products through preclinical research and into Phase 1 & 2 clinical testing. He is widely published in peer review publications and holds 10 U.S. patents. He holds a dual B.Sc/M.Sc. degree in Agriculture and Pre-Veterinary Medicine from the Ohio State University and earned his Ph.D. in Immunology at the John Curtin School for Medical Research, The Australian National University, Canberra.

Kelly T. McKee, M.D. Dr. McKee was appointed as our Chief Medical Officer effective January 6, 2022 and serves in that role on a part-time basis pursuant to a consulting agreement. Dr. McKee has over 30 years of experience in research and development, with specific expertise in vaccines, emerging diseases, biodefense, and respiratory viral infections. His progressive clinical research experience began in 1981 at Fort Detrick, Frederick, MD., United States, where he held a variety of leadership positions in virology, immunology, preventive medicine, and clinical research and development with the U.S. Army, retiring as a Colonel in 2001. Dr. McKee subsequently served as State Epidemiologist in North Carolina, and as Senior Director of Clinical Research at DynPort Vaccine Company. He then held multiple leadership roles, including Vice President and Managing Director of Public Health and Government Services, and Vice President for Vaccines and Public Health in the Infectious Diseases and Vaccines Center of Excellence, at Quintiles/QuintilesIMS (now IQVIA) for more than 10 years. Since 2017 he has provided contract clinical development and medical advisory services to biopharmaceutical industry in infectious diseases and related areas. Dr. McKee earned an M.D. from the University of Virginia School of Medicine, and a Master of Public Health degree from Johns Hopkins University School of Hygiene and Public Health in Baltimore, MD. He has authored or co-authored more than 100 peer-reviewed publications and book chapters.

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

Robert T. McNally, Ph.D. Dr. McNally joined the Board of Directors in December 2006 and was appointed as our President and Chief Executive Officer effective April 1, 2008, a position he held until his retirement in September 2018. From 2000 to March 2008, Dr. McNally served as Chief Executive Officer of Cell Dynamics LLC, a cGMP laboratory services company. Previously, Dr. McNally was a co-founder and Senior Vice President of Clinical Research for CryoLife, Inc., a pioneering company in transplantable human tissues. He has over 35 years of experience in academic and corporate clinical investigations, management, research, business, quality and regulatory affairs. Dr. McNally is a Fellow of the American Institute for Medical and Biological Engineering, served on the advisory boards of the Petit Institute for Bioengineering and Dupree College of Management at the Georgia Institute of Technology, and is a former Chairman of Georgia Bio, a state trade association. Dr. McNally completed his Ph.D. in biomedical engineering from the University of Pennsylvania. The Board of Directors has concluded that Dr. McNally should serve on its Board of Directors by virtue of his prior business and scientific experience, including his experience as Chief Executive Officer of Cell Dynamics, LLC and as Senior Vice President of Clinical Research for CryoLife, Inc., and due to his involvement with the Company as its former President and Chief Executive Officer.

John N. (Jack) Spencer, Jr., CPA. Mr. Spencer joined the Board of Directors in September 2006. Mr. Spencer is a certified public accountant and was a partner of Ernst & Young LLP where he spent more than 38 years until he retired in 2000. Mr. Spencer received a Bachelor of Science degree from Syracuse University, and he earned an M.B.A. degree from Babson College. He also attended the Harvard Business School Advanced Management Program. The Board of Directors has concluded that Mr. Spencer should serve on the Board of Directors by virtue of his experience at Ernst & Young LLP where he was the partner in charge of that firm’s life sciences practice for the southeastern United States, and his clients included a large number of publicly-owned and privately-held medical technology companies.

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

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded or earned for employment services during 2021 and 2020 by (i) each person who served as our chief executive officer during 2021, and (ii) our two other most highly compensated executive officers (collectively referred to as the “Named Executive Officers”).

						All Other
Name and		Salary	Bonus	Option		Compensation		Total
Principal Position	Year	($)	($)	($)		($)		($)
David A. Dodd	2021	$250,000	$125,000	$295,610	(3)	$6,500	(9)	$677,110
President and CEO	2020	250,000	162,500	305,760	(6)	8,483	(9)	726,743
Mark W. Reynolds	2021	234,392	94,000	138,334	(4)	11,600	(9)	478,326
Chief Financial Officer	2020	234,392	117,196	143,360	(7)	5,803	(9)	500,751
Mark J. Newman, PhD (2)	2021	125,000	50,000	73,759	(5)	-		248,759
Chief Scientific Officer	2020	41,667	18,750	39,200	(8)	-		99,617

(1)
Represents the grant date fair value of the stock options for financial statement reporting purposes. See footnotes 2 and 7 to our consolidated financial statements for the year ended December 31, 2021 for a discussion of the assumptions made and methods used for determining stock compensation values.

(2)	Dr. Newman became our Chief Scientific Officer effective August 25, 2020.
(3)	Represents the grant date fair value for stock options granted on December 7, 2021 for 103,000 shares with an exercise price of $3.82 per share, vesting over a three-year period.
(4)	Represents the grant date fair value for stock options granted on December 7, 2021 for 48,200 shares with an exercise price of $3.82 per share, vesting over a three-year period.
(5)	Represents the grant date fair value for stock options granted on December 7, 2021 for 25,700 shares with an exercise price of $3.82 per share, vesting over a three-year period.
(6)	Represents the grant date fair value for stock options granted on December 2, 2020 for 273,000 shares with an exercise price of $2.79 per share, vesting over a three-year period.
(7)	Represents the grant date fair value for stock options granted on December 2, 2020 for 128,000 shares with an exercise price of $2.79 per share, vesting over a three-year period.
(8)	Represents the grant date fair value for stock options granted on December 2, 2020 for 35,000 shares with an exercise price of $2.79 per share, vesting over a three-year period.
(9)	Represents employer matching contributions to the Company’s 401(k) retirement plan.

Employment Agreements

David A. Dodd. Mr. Dodd serves as our President and Chief Executive Officer under an employment agreement dated September 1, 2018. The employment agreement has no specified term. The employment agreement provides for an initial annual salary of $250,000 to Mr. Dodd, subject to periodic increases as determined by the Board. Mr. Dodd is also eligible for an annual bonus, as determined by the Board. Mr. Dodd is eligible for annual grants of additional awards from our equity incentives plans as determined by the Board. Mr. Dodd also is eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees.

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

Mark W. Reynolds. Mr. Reynolds serves as our Chief Financial Officer under an employment agreement dated January 1, 2010 and amended on October 22, 2013. The employment agreement has no specified term. The employment agreement, as amended, provides for an initial annual salary of $212,600 to Mr. Reynolds, subject to periodic increases as determined by the Compensation Committee. The Board of Directors may also approve the payment of a discretionary bonus annually. Mr. Reynolds is eligible for annual grants of additional awards from our equity incentives plans as determined by the Board. Mr. Reynolds is eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees.

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

Mark J. Newman, PhD. Dr. Newman serves as our Chief Scientific Officer under an employment agreement dated August 25, 2020, which was amended and restated effective March 1, 2022. The employment agreement has no specified term. The employment agreement, as amended, provides for an annual salary of $275,000, subject to periodic increases as determined by the Compensation Committee. The Board of Directors may also approve the payment of a discretionary bonus annually. Dr. Newman is eligible for grants of awards from our equity incentive plans at the same level and subject to the same conditions as provided to all other employees. Dr. Newman is not eligible for health insurance and 401(k) benefits due to his part-time employment status. Our employment agreement with Dr. Newman provides that, if we terminate his employment without cause, we will pay a severance payment in the form of monthly payments of base salary for a period equal to one week for each full year of service.

Outstanding Equity Awards

GeoVax has awarded stock options to its senior management and other employees, pursuant to the GeoVax Labs, Inc. 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan was adopted by the Board on June 19, 2020 to provide equity-based and/or incentive awards to selected employees, directors, and independent contractors of the Company or its affiliates. The terms of these awards typically provide for vesting over a defined period of time and the options expire if not exercised within ten years from the date of grant. The Company does not have a formula for determining stock option awards. Awards are generally based on the subjective judgment of the President and Chief Executive Officer and on the Compensation Committee’s subjective judgment. The following table sets forth certain information with respect to unexercised options previously awarded to our Named Executive Officers that were outstanding as of December 31, 2021. The table also includes warrants, if any, granted to our Named Executive Officers upon payment of deferred compensation.

Option Awards
	Number of Securities
	Underlying Unexercised Options
Name	(#) Exercisable		(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
David Dodd	-		103,000	(1)	$3.82	12/7/1931
	91,000		182,000	(2)	2.79	12/2/1930
	81,870	(3)	-		5.00	9/29/2025
Mark Reynolds	-		48,200	(1)	3.82	12/7/1931
	42,666		85,334	(2)	2.79	12/2/1930
	60,184	(3)	-		5.00	9/29/2025
Mark Newman, PhD	-		25,700	(1)	3.82	12/7/1931
	11,666		23,334	(2)	2.79	12/2/1930
(1)	The unexercisable portion of these stock options vest and become exercisable in equal installments on December 7, 2022, 2023 and 2024.
(2)	The unexercisable portion of these stock options vest and become exercisable in equal installments on December 2, 2022 and 2023.
(3)	Warrants granted as partial payment of deferred compensation occurring on September 29, 2020.

The 2020 Plan contains provisions that could lead to an accelerated vesting of options or other awards. In the event of certain change-in-control transactions described in the 2020 Plan, (i) outstanding options or other awards may be assumed, converted or replaced; (ii) the successor corporation may substitute equivalent options or other awards or provide substantially similar consideration to 2020 Plan participants as were provided to stockholders (after taking into account the existing provisions of the options or other awards); or (iii) the successor corporation may replace options or awards with substantially similar shares or other property. In the event the successor corporation (if any) refuses to assume or substitute options or other awards as described (i) the vesting of any or all options or awards granted pursuant to the 2020 Plan will accelerate upon the change-in-control transaction, and (ii) any or all options granted pursuant to the Plans will become exercisable in full prior to the consummation of the change-in-control transaction at such time and on such conditions as the Compensation Committee determines. If the options are not exercised prior to the consummation of the change-in-control transaction, they shall terminate at such time as determined by the Compensation Committee. Subject to any greater rights granted to 2020 Plan participants under the 2020 Plan, in the event of the occurrence of a change-in-control transaction any outstanding options or other awards will be treated as provided in the applicable agreement or plan of merger, consolidation, dissolution, liquidation, or sale of assets. If the Company had experienced a change-in-control event as described in the 2020 Plan on December 31, 2021, the value of accelerated options the Named Executive Officers, based on the difference between the closing price of our common stock on the Nasdaq Stock Market on December 31, 2021, and, if lower, the exercise price per share of each option for which vesting would be accelerated for each Named Executive Officer, would be an aggregate of $241,254.

Director Compensation

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ending December 31, 2021 by each individual who served as a director at any time during the fiscal year.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)(3)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randal D. Chase	41,650	71,750				113,400
David A. Dodd (1)	-	-	-	-	-	-
Dean G. Kollintzas	35,975	71,750	-	-	-	107,725
Robert T. McNally	27,000	71,750	-	-	-	98,750
John N. Spencer, Jr.	47,000	71,750	-	-	-	118,750

(1)
As discussed below under “Director Compensation Plan” directors who are employees of the Company receive no compensation for their service as directors. As President and CEO, Mr. Dodd therefore receives no compensation for his service as a director; his compensation for service as President and CEO is shown in the “Summary Compensation” table above.

(2)
Represents the grant date fair value of stock options granted on December 7, 2021 to each non-employee director for 25,000 shares with an exercise price of $3.82 per share, vesting over a one-year period.

(3)
The table below shows the aggregate numbers of warrants and option awards outstanding for each non-employee director as of December 31, 2021. The table includes warrants granted to our directors upon payment of deferred compensation occurring on September 29, 2020.

Name	Aggregate Option Awards Outstanding as of December 31, 2021 (#)
Randal D. Chase	66,613
Dean G. Kollintzas	61,987
Robert T. McNally	103,925
John N. Spencer, Jr.	71,024

Director Compensation Plan. In December 2020, the Board of Directors approved a recommendation from the Compensation Committee for director compensation, which we refer to as the “Director Compensation Plan.” The Director Compensation Plan applies only to non-employee directors. Directors who are employees of the Company receive no compensation for their service as directors or as members of committees.

Cash Fees – For 2021, each non-employee director earned an annual retainer (paid quarterly) of $10,000 ($30,000 for a non-employee Chairperson) for service as a member of the Board, $5,000 ($9,000 for the Chairperson) for service as a member of the Audit Committee. And $3,300 ($6,000 for the Chairperson) for service as a member of the Compensation Committee or the Nominating and Corporate Governance Committee. Non-employee directors also earned fees for each Board of Directors or Committee meeting attended as follows: $3,000 for in person Board of Directors meetings ($1,500 for telephonic meetings), $1,000 for in person Committee meeting chaired ($750 for telephonic meetings), and $500 for in person Committee meeting attended as a non-chair member ($400 for telephonic meetings).

In December 2021, the Board of Directors approved a recommendation from the Compensation Committee to amend the Director Compensation Plan, effective January 1, 2022, such that each non-employee director will receive an annual retainer (paid quarterly) of $25,000 ($50,000 for a non-employee Chairperson) for service as a member of the Board. In the absence of a non-employee Chairperson of the Board, a non-employee director designated as the Lead Director shall receive an annual cash retainer of $35,000. Each non-employee director will also receive an annual retainer of $7,500 ($15,000 for the Chairperson) for service as a member of the Audit Committee, $5,000 ($10,000 for the Chairperson) for service as a member of the Compensation Committee, and $5,000 ($7,500 for the Chairperson) for service as a member of the Nominating and Corporate Governance Committee. No additional fees will be paid for meetings attended.

Stock Option Grants –We currently do not have a formula for determining stock option grants to directors (upon their election to the Board of Directors, or otherwise). Such option grants are currently determined by the Board of Directors, upon recommendation by the Compensation Committee based on the Compensation Committee’s annual deliberations and review of the director compensation structure of similar companies. At its meeting in December 2021, upon a recommendation of the Compensation Committee, the Board of Directors approved an annual stock option grant of 25,000 shares to each of its non-employee members for ongoing service as members of the Board of Directors.

Expense Reimbursement – All directors are reimbursed for expenses incurred in connection with attending meetings of the Board of Directors and committees.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of April 22, 2022 by (i) each director; (ii) each of the executive officers named in the summary compensation table; and (iii) all executive officers and directors as a group. Other than Armistice, we do not know of any person who beneficially owns more than 5% of our common stock as of April 22, 2022. Except as otherwise indicated in footnotes to this table or, where applicable, to the extent authority is shared by spouses under community property laws, to our knowledge, the holders listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Principal Stockholders
Armistice Capital Master Fund Ltd. (2)	943,958	9.99%
Directors and Executive Officers: (3)
Randal Chase (4)	41,559	*
David A. Dodd (5)	254,740	2.6%
Dean G. Kollintzas (6)	32,307	*
Robert T. McNally (7)	116,183	1.2%
Kelly T. McKee	-	-
Mark J. Newman (8)	11,666	*
Mark W. Reynolds (9)	163,034	1.7%
John N. Spencer, Jr. (10)	50,381	*
All executive officers and directors as a group (8 persons) (11)	669,870	6.8%
______________________
* Less than 1%
(1)
This table is based upon information supplied by officers and directors, and with respect to principal stockholders, any Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 9,449,025 shares of Common Stock outstanding as of April 22, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days after April 22, 2022 (subject to specified limits), at any time at the option of the holder, are deemed outstanding.

(2)
The shares are directly held by Armistice may be deemed to be indirectly beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of Armistice; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice Capital and Steven Boyd disclaim beneficial ownership of the securities except to the extent of their respective pecuniary interests therein. The number of shares beneficially owned includes 3,067,484 shares of common stock issuable upon the exercise of common warrants, which are subject to beneficial ownership limitations that prohibit Armistice from exercising any portion of a warrant if such exercise would result in Armistice owning a percentage of our outstanding common stock exceeding the 4.99% ownership limitation after giving effect to the issuance of common stock in connection with Armistice’s exercise of the Common Warrants. The percentage of shares owned assumes the exercise of all warrants held by Armistice, up to the beneficial ownership limitations described above. The address of Armistice Capital Master Fund Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

(3)	Except as otherwise indicated, the business address of each director and executive officer listed is c/o GeoVax Labs, Inc., 1900 Lake Park Drive, Suite 380, Smyrna, Georgia 30080.
(4)	Includes 16,613 shares of Common Stock and stock options/warrants to purchase 24,946 shares of common stock exercisable within 60 days.
(5)	Includes 81,870 shares of Common Stock and stock options/warrants to purchase 172,870 shares of common stock exercisable within 60 days.
(6)	Includes 11,987 shares of Common Stock and stock options/warrants to purchase 20,320 shares of common stock exercisable within 60 days.
(7)	Includes 53,925 shares of Common Stock and stock options/warrants to purchase 62,258 shares of common stock exercisable within 60 days.
(8)	Includes stock options to purchase 11,666 shares of common stock exercisable within 60 days.
(9)	Includes 60,184 shares of Common Stock and stock options/warrants to purchase 102,850 shares of common stock exercisable within 60 days.
(10)	Includes 21,024 shares of Common Stock and stock options/warrants to purchase 29,357 shares of common stock exercisable within 60 days.
(11)	Includes 245,603 shares of Common Stock and stock options/warrants to purchase 424,267 shares of common stock exercisable within 60 days.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our Named Executive Officers and directors, we describe below each transaction since January 1, 2021, to which we were a party or will be a party, in which the amount exceeds $120,000 and in which any “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) had or will have a direct or indirect material interest. Compensation arrangements for our named executive officers and directors are described above under “Executive Compensation.”

Series I Warrants

On February 25, 2019, we entered into a Securities Purchase Agreement with the Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “Sabby”) providing for the issuance and sale to Sabby of an aggregate of up to 1,000 shares of our Series G Convertible Preferred Stock and related warrants (“Series I Warrants”) for gross proceeds of up to $1.0 million. In January 2021, all of the remaining Series I Warrants were converted into 20,196 shares of our common stock pursuant to the cashless exercise provisions of the warrants.

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

Director Independence

The Board of Directors has determined that Messrs. Chase, Kollintzas, McNally and Spencer are the members of our Board of Directors who are “independent,” as that term is defined by Section 301(3)(B) of the Sarbanes-Oxley Act of 2002. The Board of Directors has also determined that these individuals meet the definition of “independent director” set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules and that Mr. Spencer is the qualified “financial expert” on the Audit Committee. As independent directors, Messrs. Chase, Kollintzas, McNally and Spencer serve as members of our Audit Committee, our Compensation Committee, and our Nominating and Governance Committee.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Wipfli LLP, (Atlanta, GA, PCAOB ID Number 344) has served as the Company’s independent registered public accounting firm since 2005. The aggregate fees billed for the services rendered to us by Wipfli LLP for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Audit Fees (1)	$127,700	$170,090
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$127,700	$170,090
______________________
(1)
Audit Fees for 2021 and 2020 consisted principally of fees for professional services in connection with the audits of our consolidated financial statements, review of our Annual Report on Form 10-K, review of our interim financial statements and Quarterly Reports on Form 10-Q, and review of registration statements.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided by our independent auditors (the “Policy”) prior to the engagement of the independent auditors with respect to such services. Under the Policy, proposed services may be pre-approved on a periodic basis or individual engagements may be separately approved by the Audit Committee prior to the services being performed. In each case, the Audit Committee considers whether the provision of such services would impair the independent auditor’s independence. All services provided by our independent auditors in fiscal 2021 and 2020 were pre-approved by the Audit Committee.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements. No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

(2)	Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

(3)	Exhibits. The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment is provided below.

Exhibit Number	Description
31.3 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.4 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded with the Inline XBRL Document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.

BY: /s/ David A. Dodd
David A. Dodd
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ David A. Dodd	Director	April 27, 2022
David A. Dodd	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	April 27, 2022
Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ Randal D. Chase	Director	April 27, 2022
Randal D. Chase

/s/ Dean G. Kollintzas	Director	April 27, 2022
Dean G. Kollintzas

/s/ Robert T. McNally	Director	April 27, 2022
Robert T. McNally

/s/ John N. Spencer, Jr.	Director	April 27, 2022
John N. Spencer, Jr