Form 10-Q
period 2022-03-31
GeoVax Labs, Inc.
filed 2022-04-27
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

Yes ☐   No ☒

As of April 27, 2022, 9,449,025 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Part I -- FINANCIAL INFORMATION

Item 1         Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,257,716	$11,423,870
Grant funds and other receivables	99,526	49,006
Prepaid expenses and other current assets	279,648	156,240
Total current assets	16,636,890	11,629,116
Property and equipment, net	206,855	156,938
Deposits	11,010	11,010

Total assets	$16,854,755	$11,797,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$426,103	$2,057,534
Accrued expenses	3,075,000	3,377,826
Total current liabilities	3,501,103	5,435,360
Accrued expenses - noncurrent	2,000,000	2,000,000
Total liabilities	5,501,103	7,435,360

Commitments (Note 7)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 600,000,000 Issued and outstanding shares – 9,449,025 and 6,381,541 at March 31, 2022 and December 31, 2021, respectively	9,449	6,382
Additional paid-in capital	78,147,616	68,731,220
Accumulated deficit	(66,803,413)	(64,375,898)
Total stockholders’ equity	11,353,652	4,361,704

Total liabilities and stockholders’ equity	$16,854,755	$11,797,064

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Grant revenues	$81,526	$110,417

Operating expenses:
Research and development	1,330,544	602,783
General and administrative	1,179,024	1,071,710
Total operating expenses	2,509,568	1,674,493

Loss from operations	(2,428,042)	(1,564,076)

Other income (expense):
Interest income	527	2,053
Interest expense	-	(755)
Total other income (expense)	527	1,298

Net loss	$(2,427,515)	$(1,562,778)

Basic and diluted:
Net loss per common share	$(0.34)	$(0.29)
Weighted average shares outstanding	7,109,473	5,332,058

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2022
							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2021	-	$-	6,381,541	$6,382	$68,731,220	$(64,375,898)	$4,361,704
Sale of common stock and warrants for cash	-	-	707,484	707	9,228,541	-	9,229,248
Issuance of common stock upon warrant exercise	-	-	2,360,000	2,360	(2,336)	-	24
Stock option expense	-	-	-	-	190,191	-	190,191
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(2,427,515)	(2,427,515)
Balance at March 31, 2022	-	$-	9,449,025	$9,449	$78,147,616	$(66,803,413)	$11,353,652

	Three Months Ended March 31, 2021
							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2020	100	$76,095	3,834,095	$3,834	$55,294,504	$(45,805,581)	$9,568,852
Sale of common stock for cash	-	-	1,644,000	1,644	9,407,276	-	9,408,920
Issuance of common stock upon warrant exercise	-	-	835,900	836	3,173,320	-	3,174,156
Issuance of common stock for services	-	-	1,472	1	5,999	-	6,000
Stock option expense	-	-	-	-	56,190	-	56,190
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(1,562,778)	(1,562,778)
Balance at March 31, 2021	100	$76,095	6,315,467	$6,315	$67,937,289	$(47,368,359)	$20,651,340

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,427,515)	$(1,562,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,269	4,517
Stock-based compensation expense	205,151	76,790
Changes in assets and liabilities:
Grant funds and other receivables	(50,520)	182,663
Prepaid expenses and other current assets	(138,368)	35,659
Accounts payable and accrued expenses	(1,934,257)	(357,878)
Total adjustments	(1,905,725)	(58,249)
Net cash used in operating activities	(4,333,240)	(1,621,027)

Cash flows from investing activities:	-	-
Purchase of equipment	(62,186)	-
Net cash used in investing activities	(62,186)	-

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	9,229,248	9,408,920
Net proceeds from warrant exercise	24	3,174,156
Principal repayment of note payable	-	(3,063)
Net cash provided by financing activities	9,229,272	12,580,013

Net increase in cash and cash equivalents	4,833,846	10,958,986
Cash and cash equivalents at beginning of period	11,423,870	9,883,796

Cash and cash equivalents at end of period	$16,257,716	$20,842,782

Supplemental disclosure of non-cash financing activities:

During the three months ended March 31, 2021, 145,866 shares of common stock were issued upon the cashless exercise of 188,668 stock purchase warrants.

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

2.         Basis of Presentation

The accompanying condensed consolidated financial statements at March 31, 2022 and for the three-month periods ended March 31, 2022 and 2021 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for at least the twelve-month period following the issue date of these consolidated financial statements. We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates. We expect to incur future net losses and require substantial funds as we continue our research and development activities. Our transition to profitability will be dependent upon, among other things, the successful development and commercialization of our product candidates. We may never achieve profitability or positive cash flows, and unless and until we do, we will continue to need to raise additional funding. We have funded our activities to date from sales of our equity securities, government grants and clinical trial assistance, and corporate and academic collaborations. We intend to fund our future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through government grants, arrangements with strategic partners, or from other sources. There can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

3.         Significant Accounting Policies and Recent Accounting Pronouncements

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 those accounting policies that we consider significant in determining our results of operations and financial position. During the three months ended March 31, 2022, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K, and there have been no other recent accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

4.         Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. The Company’s potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The potentially dilutive securities excluded from the computation of diluted net loss per share totaled 6,846,415 and 3,395,635 shares at March 31, 2022 and 2021, respectively.

5.         Property and Equipment

Property and equipment as shown on the accompanying Condensed Consolidated Balance Sheets is composed of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Equipment and furnishings	$653,740	$591,554
Leasehold improvements	115,605	115,605
Total property and equipment	769,345	707,159
Accumulated depreciation and amortization	(562,490)	(550,221)
Property and equipment, net	$206,855	$156,938

6.         Accrued Expenses

Accrued expenses as shown on the accompanying Condensed Consolidated Balance Sheets are composed of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accrued license fees – current	$3,000,000	$3,000,000
Accrued license fees – noncurrent	2,000,000	2,000,000
Accrued payroll	-	269,000
Other accrued expenses	75,000	108,826
Total accrued expenses	$5,075,000	$5,377,826

7.         Commitments

Operating Lease

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2022. Rent expense for the three-month periods ended March 31, 2022 and 2021 was $44,089 and $42,803, respectively. Future minimum lease payments total $132,267 in 2022, although the lease may be terminated at any time by either party with ninety days written notice.

License Agreements

We have entered into license agreements with City of Hope, PNP Therapeutics, Inc., University of Alabama at Birmingham, Southern Research Institute, Emory University, and with the U.S. Department of Health and Human Services (HHS), as represented by National Institute of Allergy and Infectious Diseases (NIAID), an institute of the National Institutes of Health (NIH), for various technologies and patent rights associated with our product development activities. These agreements may contain provisions for upfront payments, milestone fees due upon the achievement of selected development and regulatory events, minimum annual royalties or other fees, and royalties based on future net sales. Aggregate unrecorded future minimum payments under these agreements (excluding milestone and royalty payments due upon contingent future events) are approximately $149,000 in 2022, $128,000 in 2023, $128,000 in 2024, $28,000 in 2025 and $28,000 in 2026.

Other Commitments

In the normal course of business, we enter into various firm purchase commitments related to production and testing of our vaccine, conduct of clinical trials and preclinical research studies, and other activities. As of March 31, 2022, there are approximately $2.2 million of unrecorded outstanding purchase commitments to our vendors and subcontractors, all of which we expect will be due in 2022.

8.         Stockholders’ Equity

Private Placement – On January 19, 2022, we closed a private placement of 707,484 shares of common stock, a pre-funded warrant to purchase 2,360,000 shares of common stock (the “Pre-Funded Warrant”), and a warrant to purchase up to 3,067,484 shares of common stock at an exercise price of $3.26 per share (the “Common Warrant”). Net proceeds after deducting placement agent commissions and other offering expenses were approximately $9.2 million. During March 2022, the Pre-Funded Warrant was exercised in full, for nominal net proceeds. The Common Warrant is currently exercisable and will expire on February 10, 2027.

Stock Options – We have a stock-based incentive plan (the “2020 Plan”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. A total of 1,500,000 shares of our common stock are reserved for issuance pursuant to the 2020 Plan. During the three months ended March 31, 2022, there were no stock option transactions related to the 2020 Plan. As of March 31, 2022, there are 962,300 stock options outstanding, with a weighted-average exercise price of $3.18 per share and a weighted-average remaining term of 9.1 years.

Stock Purchase Warrants – As of March 31, 2022, there are 5,884,115 stock purchase warrants outstanding with a weighted-average exercise price of $4.23 per share and a weighted-average remaining term of 4.2 years.

9.         Stock-Based Compensation Expense

Stock-based compensation expense related to stock option grants was $190,191 and $56,190 during the three-month periods ended March 31, 2022 and 2021, respectively. Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the classification of the individual to whom the award is granted. As of March 31, 2022, there is $1,229,953 of unrecognized compensation expense that we expect to recognize over a weighted-average period of 2.1 years.

During the three-month periods ended March 31, 2022 and 2021 we recorded stock-based compensation expense of $14,960 and $20,600, respectively, associated with common stock issued for consulting and financial advisory services. As of March 31, 2022, there is $4,987 recorded as a prepaid expense for these arrangements, which will be recognized as expense during 2022 over the term of the related agreement.

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

11.         Grant Revenue

We receive payments from government entities under grants from the National Institute of Allergy and Infectious Diseases (NIAID) and from the U.S. Department of Defense in support of our vaccine research and development efforts. We record revenue associated with government grants as the reimbursable costs are incurred. During the three-month periods ended March 31, 2022 and 2021, we recorded $81,526 and $110,417, respectively, of revenue associated with these grants.

Item 2         Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q (this “Report”), and our audited financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 9, 2022.

Forward-Looking Statements

Information included in this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. All statements in this Report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives could be forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is constantly evolving. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

Our programs are in various stages of development, the most significant of which are summarized below:

●

GEO-CM04S1 is currently undergoing a Phase 2 clinical trial (NCT04977024), evaluating its safety and efficacy as a preventive COVID-19 vaccine, compared to the Pfizer/BioNTech mRNA-based vaccine, in blood cancer patients who have received a bone marrow transplant or chimeric antigen receptor therapy (CAR T).

●

In December 2021, patient enrollment began for the Phase 2 portion of a Phase 1/2 trial (NCT04639466) of GEO-CM04S1, evaluating its use as a universal booster vaccine to current FDA-approved two-shot mRNA vaccines from Pfizer/BioNTech and Moderna.

●

Gedeptin® is currently undergoing a Phase 1/2 clinical trial (NCT03754933) for treatment of patients with advanced head and neck cancer, which is being conducted with funding support from the U.S. Food & Drug Administration (FDA) pursuant to its Orphan Products Grants Program.

●

Our pan coronavirus vaccine (GEO-CM02) has shown promising results in preclinical studies to date and with additional studies planned for 2022 to prepare for IND (Investigational New Drug) filing and subsequent human clinical trials.

●	Our additional research programs for treatment of solid tumors, and vaccines against Zika virus, malaria and hemorrhagic fever viruses are at various stages of preclinical development.

Our corporate goal is to advance, protect and exploit our differentiated vaccine/immunotherapy technologies leading to the successful development of preventive and therapeutic vaccines. Our strategy is to advance products through to human clinical testing, potentially seeking partnership or licensing arrangements for achieving regulatory approval and commercialization. We also leverage third party resources through collaborations and partnerships for preclinical and clinical testing with multiple government, academic and corporate entities.

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

Results of Operations

The following table summarizes our results of operations for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
Grant revenue	$81,526	$110,417	$(28,891)
Operating expenses:
Research and development	1,330,544	602,783	727,761
General and administrative	1,179,024	1,071,710	107,314
Total operating expenses	2,509,568	1,674,493	835,075
Loss from operations	(2,428,042)	(1,564,076)	(863,966)
Total other income (expense)	527	1,298	(771)
Net loss	$(2,427,515)	$(1,562,778)	$(864,737)

Grant Revenues

Our grant revenues relate to grants and contracts from agencies of the U.S. government in support of our vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. The following table summarizes our grant revenues for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
Lassa Fever – U.S. Army Grant	$81,526	$-	$81,526
Covid-19 – NIH SBIR Grant	-	110,417	(110,417)
Total grant revenues	81,526	110,417	(28,891)

Grant revenues decreased by $28,891 (26%) for the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021, attributable to the differing mix of active grants as shown in the table above, as well as the timing of expenditures related to such grants. As of March 31, 2022, all approved grant funds have been utilized.

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

Research and development expenses increased by $727,761 (121%) for the three-month period ended March 31, 2022 versus the 2021 comparable period. Research and development expense for the three-month periods ended March 31, 2022 and 2021 includes stock-based compensation expense of $54,292 and $21,468, respectively, associated with employee stock options, reflecting an increase of $32,824 (see discussion under “Stock-Based Compensation Expense” below). The remaining increase of $694,937 relates primarily to higher personnel costs (including the use of external consultants), costs of manufacturing materials for use in clinical trials, and a generally higher level of activity.

General and Administrative Expenses

For the three-month periods ended March 31, 2022, general and administrative expenses increased by $107,314 (10%) versus the 2021 comparable period. General and administrative expense for the three-month periods ended March 31, 2022 and 2021 included stock-based compensation expense of $150,859 and $55,322, respectively, reflecting an increase of $95,537 (see discussion under “Stock-Based Compensation Expense” below).

Stock-Based Compensation Expense

The table below shows the components of stock-based compensation expense for the three-month periods ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Stock option expense	$190,191	$56,190
Stock issued for non-employee services	14,960	20,600
Total stock-based compensation expense	$205,151	$76,790

Our stock option grants to employees generally vest over a three-year period from the date of grant. For members of our Board of Directors the vesting period is one year, effective with grants made during 2021. Stock-based compensation expense is recognized on a straight-line basis over the requisite vesting period for stock option grants or service period for stock awards to consultants. Such expense is allocated to research and development expense or general and administrative expense according to the classification the employee, consultant or director to whom the stock compensation was granted.

Stock option expense increased by $134,001 for the three-month period ended March 31, 2022 versus the 2021 comparable period. The increase is primarily due to the prorated expense associated with the 2021 year-end stock option grants. As of March 31, 2022, there is $1,229,953 of unrecognized expense related to stock options that we expect to recognize over a weighted-average period of 2.1 years.

Other Income (Expense)

Interest income for the three-month periods ended March 31, 2022 and 2021 was $527 and $2,053, respectively. Interest expense for the three-month periods ended March 31, 2022 and 2021 was $-0- and $755, respectively.

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

For a description of critical accounting policies that require significant judgments and estimates during the preparation of our financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to our critical accounting policies from those disclosed in our 2021 Annual Report.

Recent Accounting Pronouncements – Information regarding recent accounting pronouncements is contained in Note 3 to the condensed consolidated financial statements, included in this Quarterly Report.

Liquidity and Capital Resources

From inception through March 31, 2022, we have accumulated net losses of approximately $66.8 million and we expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. We have funded our operations to date primarily from sales of our equity securities and from government grants and clinical trial assistance.

The following tables summarize our liquidity and capital resources as of March 31, 2022 and December 31, 2021, and our cash flows for the three-month periods ended March 31, 2022 and 2021:

Liquidity and Capital Resources	March 31, 2022	December 31, 2021
Cash and cash equivalents	$16,257,716	$11,423,870
Working capital	13,135,787	6,193,756

	Three Months Ended March 31,
Cash Flow Data	2022	2021
Net cash provided by (used in):
Operating activities	$(4,333,240)	$(1,621,027)
Investing activities	(62,186)	-
Financing activities	9,229,272	12,580,013
Net increase in cash and cash equivalents	$4,833,846	$10,958,986

Operating Activities – Net cash used in operating activities of $4,333,240 for the three months ended March 31, 2022, was primarily due to our net loss of $2,427,515, offset by non-cash items such as depreciation expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $1,621,027 for the three months ended March 31, 2021, was primarily due to our net loss of $1,562,778, offset by non-cash charges such as depreciation and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $62,186 and $-0- for the three-month periods ended March 31, 2022 and 2021, respectively, and relates to purchases of laboratory equipment.

Financing Activities – Net cash provided by financing activities was $9,229,272 for the three-month period ended March 31, 2022, consisting of net proceeds from a private placement of our common stock and warrants. Net cash provided by financing activities was $12,580,013 for the three-month period ended March 31, 2021, consisting of (i) net proceeds of $9,408,920 from a public offering of our common stock, (ii) $3,174,156 of net proceeds from the exercise of warrants, and (iii) $3,063 in principal repayments toward a note payable to the Georgia Research Alliance, Inc. (the “GRA Note”); the GRA Note has now been fully repaid.

Funding Requirements and Sources of Capital

Our primary uses of capital are for personnel costs, costs of conducting clinical trials, manufacturing costs for materials used in clinical trials, third-party research services, laboratory and related supplies, technology license fees, legal and other regulatory expenses, and general overhead costs. We expect these costs will continue to be the primary operating capital requirements for the near future.

We expect our research and development costs to increase as we continue development of our various programs and as we move toward later stages of development, especially with regard to clinical trials. We have entered into license agreements with City of Hope, PNP Therapeutics, Inc., University of Alabama at Birmingham, Southern Research Institute, Emory University, and with the U.S. Department of Health and Human Services (HHS), as represented by National Institute of Allergy and Infectious Diseases (NIAID), an institute of the National Institutes of Health (NIH), for various technologies and patent rights associated with our product development activities. These agreements may contain provisions for upfront payments, milestone fees due upon the achievement of selected development and regulatory events, minimum annual royalties or other fees, and royalties based on future net sales. Aggregate unrecorded future minimum payments under these agreements (excluding milestone and royalty payments due upon contingent future events) are approximately $149,000 in 2022, $128,000 in 2023, $128,000 in 2024, $28,000 in 2025 and $28,000 in 2026.

Our research and development expenditures during 2022 and beyond will increase significantly as a result of the Gedeptin and GEO-CM04S1 clinical programs. We do not provide forward-looking estimates of costs and time to complete our research programs due to the many uncertainties associated with biotechnology research and development. Due to these uncertainties, our future expenditures are likely to be highly volatile in future periods depending on the outcomes of the trials and studies. As we obtain data from pre-clinical studies and clinical trials, we may elect to discontinue or delay certain development programs to focus our resources on more promising product candidates. Completion of preclinical studies and human clinical trials may take several years or more, but the length of time can vary substantially depending upon several factors. The duration and the cost of future clinical trials may vary significantly over the life of the project because of differences arising during development of the human clinical trial protocols, including the length of time required to enroll suitable patient subjects, the number of patients that ultimately participate in the clinical trial, the duration of patient follow-up, and the number of clinical sites included in the clinical trials.

Gedeptin is currently undergoing a Phase 1/2 clinical trial (NCT03754933) for treatment of patients with advanced head and neck cancer. The initial stage of the study (10 patients) is being funded by the FDA pursuant to its Orphan Products Clinical Trials Grants Program. We may seek additional sources of capital through government and quasi-government grant programs and clinical trial support, although there can be no assurance any such funds will be obtained.

We expect that our general and administrative costs may increase during the remainder of 2022 and beyond in support of expanded research and development activities and other general corporate activities.

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

Our management has carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 or 15d-15 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting

As a result of a material weakness surrounding the Company’s interpretation of a non-routine transaction discovered during management’s assessment of the Company’s internal controls and procedures over financial reporting as of December 31, 2021, during the three months ended March 31, 2022, management modified its internal controls procedures to include a more comprehensive review process of non-routine transactions. There were no other significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6         Exhibits

Exhibit
Number	Description
4.1	Form of Pre-Funded Warrant Agreement (2)
4.2	Form of Common Warrant (2)
10.1	Securities Purchase Agreement, dated January 14, 2022 (2)
10.2	Registration Rights Agreement, dated January 14, 2022 (2)
10.3 **	Employment Agreement between GeoVax, Inc. and Mark J. Newman, PhD, as Amended and Restated March 9, 2022 (3)
10.4 **	Consulting Agreement by and between GeoVax, Inc. and Kelly T. McKee, MD, dated December 22, 2021 (3)
10.5	Summary of the GeoVax Labs, Inc. Director Compensation Plan (3)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

_____________________

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

(1)	These interactive data files shall not be deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 20, 2022.
(3)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 9, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC.
(Registrant)

Date: April 27, 2022	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal
financial officer)