Form 10-Q
period 2022-06-30
GeoVax Labs, Inc.
filed 2022-08-03
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Yes ☐   No ☒

As of August 3, 2022, 24,744,043 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2022 and 2021 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and six-month periods ended June 30, 2022 and 2021 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2022 and 2021 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Mine Safety Disclosures	15

Item 5	Other Information	15

Item 6	Exhibits	16

SIGNATURES		17

Part I -- FINANCIAL INFORMATION

Item 1         Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,902,454	$11,423,870
Grant funds receivable	-	49,006
Prepaid expenses	1,135,780	156,240
Total current assets	32,038,234	11,629,116
Property and equipment, net	214,783	156,938
Other assets	987,508	11,010

Total assets	$33,240,525	$11,797,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$237,315	$2,057,534
Accrued expenses	3,130,553	3,377,826
Total current liabilities	3,367,868	5,435,360
Other liabilities	2,000,000	2,000,000
Total liabilities	5,367,868	7,435,360

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 600,000,000 Issued and outstanding shares – 16,238,739 and 6,381,541 at June 30, 2022 and December 31, 2021, respectively	16,239	6,382
Additional paid-in capital	96,901,530	68,731,220
Accumulated deficit	(69,045,112)	(64,375,898)
Total stockholders’ equity	27,872,657	4,361,704

Total liabilities and stockholders’ equity	$33,240,525	$11,797,064

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Grant revenue	$-	$79,708	$81,526	$190,125

Operating expenses:
Research and development	1,307,177	832,835	2,637,721	1,435,618
General and administrative	935,311	733,499	2,114,335	1,805,209
Total operating expenses	2,242,488	1,566,334	4,752,056	3,240,827

Loss from operations	(2,242,488)	(1,486,626)	(4,670,530)	(3,050,702)

Other income (expense):
Interest income	789	1,068	1,316	3,121
Interest expense	-	(531)	-	(1,286)
Gain on debt extinguishment	-	172,056	-	172,056
Total other income (expense)	789	172,593	1,316	173,891

Net loss	$(2,241,699)	$(1,314,033)	$(4,669,214)	$(2,876,811)

Basic and diluted:
Net loss per common share	$(0.18)	$(0.21)	$(0.47)	$(0.49)
Weighted average shares outstanding	12,721,696	6,322,799	9,931,088	5,830,165

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three-Month and Six-Month Periods Ended June 30, 2022
							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2021	-	$-	6,381,541	$6,382	$68,731,220	$(64,375,898)	$4,361,704
Sale of common stock and warrants for cash	-	-	707,484	707	9,228,541	-	9,229,248
Issuance of common stock upon warrant exercise	-	-	2,360,000	2,360	(2,336)	-	24
Stock option expense	-	-	-	-	190,191	-	190,191
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(2,427,515)	(2,427,515)
Balance at March 31, 2022	-	-	9,449,025	9,449	78,147,616	(66,803,413)	11,353,652
Sale of common stock and warrants for cash	-	-	1,050,000	1,050	18,496,896	-	18,497,946
Issuance of common stock upon warrant exercises	-	-	5,671,214	5,671	(5,104)	-	567
Issuance of common stock for services	-	-	68,500	69	71,931	-	72,000
Stock option expense	-	-	-	-	190,191	-	190,191
Net loss for the three months ended June 30, 2022	-	-	-	-	-	(2,241,699)	(2,241,699)
Balance at June 30, 2022	-	$-	16,238,739	$16,239	$96,901,530	$(69,045,112)	$27,872,657

	Three-Month and Six-Month Periods Ended June 30, 2021
							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2020	100	$76,095	3,834,095	$3,834	$55,294,504	$(45,805,581)	$9,568,852
Sale of common stock for cash	-	-	1,644,000	1,644	9,407,276	-	9,408,920
Issuance of common stock upon warrant exercise	-	-	835,900	836	3,173,320	-	3,174,156
Issuance of common stock for services	-	-	1,472	1	5,999	-	6,000
Stock option expense	-	-	-	-	56,190	-	56,190
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(1,562,778)	(1,562,778)
Balance at March 31, 2021	100	76,095	6,315,467	6,315	67,937,289	(47,368,359)	20,651,340
Repurchase of preferred stock	(100)	(76,095)	-	-	75,095	-	(1,000)
Issuance of common stock for services	-	-	12,235	13	65,828	-	65,841
Stock option expense	-	-	-	-	56,190	-	56,190
Net loss for the three months ended June 30, 2021	-	-	-	-	-	(1,314,033)	(1,314,033)
Balance at June 30, 2021	-	$-	6,327,702	$6,328	$68,134,402	$(48,682,392)	$19,458,338

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,669,214)	$(2,876,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,538	17,871
Stock-based compensation expense	412,329	163,553
Gain on debt extinguishment	-	(172,056)
Changes in assets and liabilities:
Grant funds and other receivables	49,006	182,663
Prepaid expenses and other current assets	(939,487)	71,319
Deposits and other assets	(976,498)	-
Accounts payable and accrued expenses	(2,067,492)	(266,105)
Total adjustments	(3,497,604)	(2,755)
Net cash used in operating activities	(8,166,818)	(2,879,566)

Cash flows from investing activities
Purchase of equipment	(82,383)	(19,929)
Net cash used in investing activities	(82,383)	(19,929)

Cash flows from financing activities:
Net proceeds from sale of common stock	27,727,194	9,408,920
Net proceeds from warrant exercises	591	3,174,156
Repurchase of preferred stock	-	(1,000)
Principal repayment of note payable	-	(27,864)
Net cash provided by financing activities	27,727,785	12,554,212

Net increase in cash and cash equivalents	19,478,584	9,654,717
Cash and cash equivalents at beginning of period	11,423,870	9,883,796

Cash and cash equivalents at end of period	$30,902,454	$19,538,513

Supplemental disclosure of non-cash financing activities:

During the six months ended June 30, 2021, we issued 145,866 shares of common stock upon the cashless exercise of 188,668 stock purchase warrants, and $172,056 of principal and accrued interest was extinguished upon loan forgiveness by the lender.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

1.         Nature of Business

GeoVax Labs, Inc., headquartered in the Atlanta, Georgia metropolitan area, is a clinical-stage biotechnology company incorporated under the laws of the State of Delaware. GeoVax Labs, Inc. and its wholly owned subsidiary, GeoVax, Inc., a Georgia corporation, are collectively referred to as “GeoVax” or the “Company”.

The Company is focused on developing immunotherapies and vaccines against infectious diseases and cancers using novel vector vaccine platforms. GeoVax’s product pipeline includes ongoing human clinical trials in COVID-19 and head and neck cancer. Additional research and development programs include preventive vaccines against Zika Virus, hemorrhagic fever viruses (Ebola, Sudan, Marburg, and Lassa) and malaria, as well as immunotherapies for solid tumors.

2.         Summary of Significant Accounting Policies

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 those accounting policies that we consider significant in determining our results of operations and financial position. During the six months ended June 30, 2022, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

Basis of Presentation – The accompanying condensed consolidated financial statements include the accounts of GeoVax Labs, Inc. and GeoVax, Inc. All intercompany transactions have been eliminated in consolidation. The financial statements are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of interim periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of the date these financial statements are issued, the Company expects its existing cash and cash equivalents to be sufficient to fund its operations for at least the next twelve months. Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company expects to continue to generate operating losses in the foreseeable future and will require additional funding to continue its research and development activities. The Company may seek funds through further equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.

Recent Accounting Pronouncements – During the six months ended June 30, 2022, there have been no new accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

3.         Balance Sheet Components

Prepaid Expenses – Prepaid expenses consist of the following:

	June 30, 2022	December 31, 2021
Prepaid clinical trial expenses	$1,020,352	$-
Prepaid insurance premiums	42,383	123,248
Prepaid rent	13,045	13,045
Other prepaid expenses	60,000	19,947
Total prepaid expenses	$1,135,780	$156,240

Property and Equipment – Property and equipment consist of the following:

	June 30, 2022	December 31, 2021
Equipment and furnishings	$673,937	$591,554
Leasehold improvements	115,605	115,605
Total property and equipment	789,542	707,159
Accumulated depreciation and amortization	(574,759)	(550,221)
Total property and equipment, net	$214,783	$156,938

Other Assets – Other assets consist of the following:

	June 30, 2022	December 31, 2021
Prepaid clinical trial expenses	$976,498	$-
Lease deposit	11,010	11,010
Total other assets	$987,508	$11,010

Accrued Expenses – Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
Accrued technology license fees – current portion	$3,000,000	$3,000,000
Accrued compensation	4,583	269,000
Other accrued expenses	125,970	108,826
Total accrued expenses	$3,130,553	$3,377,826

Other Liabilities – Other liabilities were $2,000,000 at June 30, 2022 and December 31, 2021 and consist of the noncurrent portion of accrued technology license fees.

4.         Commitments

Operating Lease – We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2022. Rent expense for the three-month and six-month periods ended June 30, 2022 was $44,089 and $88,178, respectively, as compared to $42,803 and $85,607, respectively, for the same periods of 2021. Future minimum lease payments total $88,178 in 2022, although the lease may be terminated at any time by either party with ninety days written notice.

License Agreements – We have entered into license agreements for various technologies and patent rights associated with our product development activities. These agreements may contain provisions for upfront payments, milestone fees due upon the achievement of selected development and regulatory events, minimum annual royalties or other fees, and royalties based on future net sales. Aggregate unrecorded future minimum payments under these agreements (excluding milestone and royalty payments due upon contingent future events) are approximately $124,200 in 2022, $127,500 in 2023, $127,500 in 2024, $27,500 in 2025 and $27,500 in 2026.

Other Commitments – In the normal course of business, we enter into various firm purchase commitments and other contractual obligations related to production and testing of our product candidates, conduct of clinical trials and preclinical research studies, and other activities. As of June 30, 2022, there are approximately $1,082,000 of unrecorded noncancelable purchase commitments to our vendors and subcontractors, the majority of which we expect will be due in 2022.

5.         Stockholders’ Equity

January 2022 Private Placement – On January 19, 2022, we closed a private placement of 707,484 shares of common stock, a pre-funded warrant to purchase 2,360,000 shares of common stock for a nominal exercise price per share (the “Jan 2022 Pre-Funded Warrant”), and a warrant to purchase up to 3,067,484 shares of common stock at an exercise price of $3.26 per share (the “Jan 2022 Common Warrant”). Net proceeds after deducting placement agent commissions and other offering expenses were approximately $9.2 million. During March 2022, the Jan 2022 Pre-Funded Warrant was exercised in full. The Jan 2022 Common Warrant is currently exercisable and will expire on February 10, 2027.

May 2022 Private Placement – On May 27, 2022, we closed a private placement of 1,050,000 shares of common stock, pre-funded warrants to purchase an aggregate of 11,071,214 shares of common stock for a nominal exercise price per share (the “May 2022 Pre-Funded Warrants”), and preferred investment options to purchase up to an aggregate of 12,121,214 shares of common stock at an exercise price of $1.65 per share (the “May 2022 Preferred Investment Options”). Net proceeds after deducting placement agent commissions and other offering expenses were approximately $18.5 million.

The May 2022 Pre-Funded Warrants were exercised as to 1,980,304 shares concurrent with the closing and during June 2022 an aggregate of 3,690,910 additional shares were exercised, leaving 5,400,000 of the May 2022 Pre-Funded Warrants outstanding at June 30, 2022. The remaining May 2022 Pre-Funded Warrants were fully exercised during July 2022 (see Note 9).

As of June 30, 2022, the May 2022 Preferred Investment Options are currently exercisable (subject to certain common stock ownership restrictions contained in the warrant agreements) and expire as to 3,030,304 shares on May 27, 2027 and as to 9,090,910 shares on May 29, 2028. During August 2022, 3,030,304 of the May 2022 Preferred Investment Options were exercised for cash (see Note 9).

Other Common Stock Transactions – During the six months ended June 30, 2022, we issued 68,500 shares of restricted common stock pursuant to a consulting agreement.

Stock Options – We have a stock-based incentive plan (the “2020 Plan”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. A total of 1,500,000 shares of our common stock are reserved for issuance pursuant to the 2020 Plan. During the six months ended June 30, 2022, there were no stock option transactions related to the 2020 Plan. As of June 30, 2022, there are 962,300 stock options outstanding, with a weighted-average exercise price of $3.18 per share and a weighted-average remaining term of 8.8 years.

Stock Purchase Warrants – The table below presents summary information about our warrants outstanding as of June 30, 2022.

Warrant Description	Number of Shares	Exercise Price	Expiration
2020 Warrants	120,000	$1.65	Jun 2025
2020 Unit Warrants	2,396,631	5.00	Sep 2025
2020 Representative Warrants	128,000	5.50	Mar 2024
2021 Representative Warrants	72,000	6.875	Aug 2024
2021 Warrants	100,000	13.00	Sep 2026
Jan 2022 Common Warrants	3,067,484	3.26	Feb 2027
May 2022 Pre-Funded Warrants	5,400,000	0.001	perpetual
May 2022 Preferred Investment Options	9,090,910	1.65	May 2028
May 2022 Preferred Investment Options	3,030,304	1.65	May 2027
Total Warrants Outstanding at June 30, 2022	23,405,329

6.         Stock-Based Compensation Expense

Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the classification of the individual to whom the award is granted. As of June 30, 2022, there is $1,039,762 of unrecognized compensation expense that we expect to recognize over a weighted-average period of 1.9 years.

We also have issued shares of restricted common stock to consultants and recognize the related expense over the terms of the related agreements. As of June 30, 2022, there is $60,000 recorded as a prepaid expense for these arrangements, which will be recognized as expense over the term of the related agreement.

The following table summarizes our total stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options:
Research and development	$54,293	$21,468	$108,585	$42,936
General and administrative	135,898	34,722	271,797	69,444
Total stock option expense	190,191	56,190	380,382	112,380
Stock awards (consultants):
General and administrative	16,987	30,573	31,947	51,173
Total stock-based compensation expense	$207,178	$86,763	$412,329	$163,553

7.         Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding, including the May 2022 Pre-Funded Warrants outstanding at June 30, 2022. The Company’s additional potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 18,967,629 and 3,395,635 shares at June 30, 2022 and 2021, respectively.

8.         Income Taxes

No provision for income taxes was recorded in either of the six-month periods ended June 30, 2022 and 2021. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of June 30, 2022.

9.         Subsequent Events

During July 2022, we issued 75,000 shares of restricted common stock to a consultant and will recognize the related expense of $60,750 over the term of the related agreement.

During July 2022, we issued an aggregate of 5,400,000 shares of common stock upon the exercise of the May 2022 Pre-Funded Warrants. Subsequent to these exercises, none of the May 2022 Pre-Funded Warrants remain outstanding.

During August 2022, we issued an aggregate of 3,030,304 shares of common stock upon the partial exercise of the May 2022 Preferred Investment Options, with gross cash proceeds to us of $5,000,000. Subsequent to these exercises, 9,090,910 of the May 2022 Preferred Investment Options remain outstanding.

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

Our programs are in various stages of development, the most significant of which are summarized below:

●

GEO-CM04S1 is currently undergoing a Phase 2 clinical trial (NCT04977024), evaluating its safety and efficacy as a preventive COVID-19 vaccine in patients who have previously received either an allogeneic hematopoietic cell transplant, an autologous hematopoietic cell transplant or chimeric antigen receptor (CAR) T cell therapy. GEO-CM04S1 is the only COVID-19 vaccine that includes both SARS-CoV-2 spike and nucleocapsid proteins to advance to a Phase 2 trial in cancer patients. The trial is also the first to compare an investigational multi-antigenic COVID-19 vaccine to the current Food and Drug Administration (FDA)-approved mRNA vaccine from Pfizer/BioNTech in people who are immunocompromised.

●

GEO-CM04S1 is also undergoing the Phase 2 portion of a Phase 1/2 trial (NCT04639466), evaluating its use as a universal booster vaccine to current FDA-approved two-shot mRNA vaccines from Pfizer/BioNTech and Moderna.

●

Gedeptin® is currently undergoing a Phase 1/2 clinical trial (NCT03754933) for treatment of patients with recurrent head and neck squamous cell carcinoma (HNSCC). The initial stage of this trial is being conducted with funding support from the U.S. Food & Drug Administration (FDA) pursuant to its Orphan Products Clinical Trials Grants Program.

●

GEO-CM02 (our pan coronavirus vaccine) has shown promising results in preclinical studies to date and we have recently initiated additional studies to prepare for IND (Investigational New Drug) filing and subsequent human clinical trials.

●

Our research program for treatment of solid tumors (MVA-VLP-MUC1) is progressing with additional preclinical studies recently initiated. The initial animal studies of our MVA-VLP-MUC1 vaccine and ICI combination, have been encouraging, showing that a combination of our MVA-VLP-MUC1 vaccine candidate with a MUC1 synthetic peptide was capable of breaking tolerance to human MUC1 in transgenic mice and inducing immune responses with efficacy against challenge in a lymphoma tumor model. Our studies also demonstrated a significant reduction of the tumor burden in a mouse model for colorectal cancer. We have initiated animal studies to determine the optimal course and schedule of vaccination to define a protocol that can be evaluated in a Phase 1 clinical trial.

●	Our additional research programs for vaccines against Zika virus, malaria and hemorrhagic fever viruses are at various stages of preclinical development.

Financial Overview

Revenues

Our grant revenues relate to grants and contracts from agencies of the U.S. government in support of our vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred. We have not generated any revenues from product sales to date. Our product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that we advance to clinical testing will require regulatory approval prior to commercial use and will require significant costs for commercialization.

Research and development expenses

Since our inception, we have focused and we continue to focus significant resources on our research and development activities, including developing our vector platform and analytical testing methods, conducting preclinical studies, developing manufacturing processes, and conducting clinical trials. Research and development costs are expensed as incurred and consist primarily of the following:

●	personnel costs in our research, development and regulatory functions, which include salaries, benefits and stock-based compensation;
●	expenses incurred under agreements with contract research organizations (“CROs”), that conduct clinical trials on our behalf;
●	expenses incurred under agreements with contract manufacturing organizations (“CMOs”), that manufacture product used in the clinical trials;
●	expenses incurred in procuring materials and for analytical and release testing services required to produce vaccine candidates used in clinical trials;
●	process development expenses incurred internally and externally to improve the efficiency and yield of the bulk vaccine;
●	laboratory supplies, vendor expenses and other third-party contract expenses related to preclinical research activities;
●	technology license fees;
●	consultant expenses for services supporting our clinical, regulatory and manufacturing activities; and
●	facilities, depreciation and other general overhead expenses.

We track our external research and development costs on a program-by-program basis. We do not track our internal research and development expenses on a program-by-program basis as they primarily relate to shared costs deployed across multiple projects under development.

Our research and development expenses can fluctuate considerably on a period-to-period basis. We expect our research and development expenses to increase substantially in the future as we advance our existing and future product candidates into and through clinical trials and pursue regulatory approval. The process of conducting the necessary clinical studies to obtain regulatory approval is costly and time-consuming. Clinical trials generally become larger and more costly to conduct as they advance into later stages.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of any product candidates that we develop from our programs. We are also unable to predict when, if ever, material net cash inflows will commence from sales of product candidates we develop, if at all. This is due to the numerous risks and uncertainties associated with developing product candidates.

General and administrative expenses

Our general and administrative expenses consist primarily of personnel costs in our executive, finance and investor relations, business development and administrative functions, including stock-based compensation. Other general and administrative expenses include consulting fees, professional service fees for accounting and legal services, lease expenses related to our offices, insurance premiums, intellectual property costs incurred in connection with filing and prosecuting patent applications, depreciation and other costs. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and prepare for potential commercialization of our current and future product candidates, increase our headcount and investor relations activities and maintain compliance with requirements of Nasdaq and the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and adjusts the estimates as necessary. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Information regarding recent accounting pronouncements is contained in Note 2 to the condensed consolidated financial statements, included in this Quarterly Report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations, other than the operating lease for our office and laboratory space.

Results of Operations

The following tables summarize our results of operations for the three-month and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
Grant revenue	$-	$79,708	$(79,708)
Operating expenses:
Research and development	1,307,177	832,835	474,342
General and administrative	935,311	733,499	201,812
Total operating expenses	2,242,488	1,566,334	676,154
Loss from operations	(2,242,488)	(1,486,626)	(755,862)
Total other income (expense), net	789	172,593	(171,804)
Net loss	$(2,241,699)	$(1,314,033)	$(927,666)

	Six Months Ended June 30,
	2022	2021	Change
Grant revenue	$81,526	$190,125	$(108,599)
Operating expenses:
Research and development	2,637,721	1,435,618	1,202,103
General and administrative	2,114,335	1,805,209	309,126
Total operating expenses	4,752,056	3,240,827	1,511,229
Loss from operations	(4,670,530)	(3,050,702)	(1,619,828)
Total other income (expense), net	1,316	173,891	(172,575)
Net loss	$(4,669,214)	$(2,876,811)	$(1,792,403)

Grant Revenues

The following table summarizes our grant revenues for the three-month and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lassa Fever – U.S. Army Grant	$-	$-	$81,526	$-
COVID-19 – NIH SBIR Grant	-	79,708	-	190,125
Total	$-	$79,708	$81,526	$190,125

Total grant revenues decreased by $79,708 (100%) for the three-month period ended June 30, 2022 and by $108,599 (57%) for the six-month period ended June 30, 2022, versus the comparable 2021 periods, attributable to the differing mix of active grants as shown in the table above, as well as the timing of expenditures related to such grants. As of June 30, 2022, all grant funds approved for direct use by GeoVax have been utilized.

Research and Development Expenses

For the three-month and six-month periods ending June 30, 2022, research and development expenses increased by $474,342 (57%) and $1,202,103 (84%), respectively, versus the comparable 2021 periods. The overall increase during the 2022 periods relates primarily to higher personnel costs (including the use of external consultants), costs of conducting clinical trials for GEO-CM04S1 and Gedeptin, costs of manufacturing materials for use in our clinical trials, and a generally higher level of activity. Research and development expense for the three-month and six-month periods of 2022 included stock-based compensation expense of $54,293 and $108,585, respectively; as compared to $21,468 and $42,936, respectively, for the comparable 2021 periods.

General and Administrative Expenses

For the three-month and six-month periods ending June 30, 2022, general and administrative expenses increased by $201,812 (28%) and $309,126 (17%), respectively, versus the comparable 2021 periods. The overall increase during the 2022 periods relates primarily to higher personnel costs (including the use of external consultants), patent costs and travel expenses. General and administrative expense for the three-month and six-month periods of 2022 included stock-based compensation expense of $152,885 and $303,744, respectively; as compared to $65,295 and $120,617, respectively, for the comparable periods of 2021.

Other Income (Expense)

Interest income for the three-month and six-month periods ended June 30, 2022 was $789 and $1,316, respectively, as compared to $1,068 and $3,121, respectively, for comparable periods of 2021. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

No interest expense was recorded during the three-month and six-month periods ended June 30, 2022. Interest expense for the three-month and six-month periods ended June 30, 2021 was $531 and $1,286, respectively.

During the three-month and six-month periods ended June 30, 2021, we recorded a $172,056 one-time gain on debt extinguishment associated with the forgiveness of the principal and accrued interest related to our Paycheck Protection Program (PPP) loan.

Liquidity, Capital Resources and Cash Flows

The following tables summarize our liquidity and capital resources as of June 30, 2022 and December 31, 2021, and our cash flows for the six-month periods ended June 30, 2022 and 2021:

Liquidity and Capital Resources	June 30, 2022	December 31, 2021
Cash and cash equivalents	$30,902,454	$11,423,870
Working capital	28,670,366	6,193,756

	Six Months Ended June 30,
Cash Flow Data	2022	2021
Net cash provided by (used in):
Operating activities	$(8,166,818)	$(2,879,566)
Investing activities	(82,383)	(19,929)
Financing activities	27,727,785	12,554,212
Net increase in cash and cash equivalents	$19,478,584	$9,654,717

Operating Activities – Net cash used in operating activities of $8,166,818 for the six months ended June 30, 2022, was primarily due to our net loss of $4,669,214, as adjusted by non-cash items such as depreciation expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $2,879,566 for the six months ended June 30, 2021, was primarily due to our net loss of $2,876,811, also adjusted by non-cash charges such as depreciation and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $82,383 and $19,929 for the six-month periods ended June 30, 2022 and 2021, respectively, and relates primarily to purchases of laboratory equipment.

Financing Activities – Net cash provided by financing activities was $27,727,785 for the six-month period ended June 30, 2022, consisting of net proceeds from a private placement of our common stock and warrants as described in Note 5 to the condensed consolidated financial statements, included in this Quarterly Report. Net cash provided by financing activities was $12,554,212 for the six-month period ended June 30, 2021, consisting primarily of (i) net proceeds of $9,408,920 from a public offering of our common stock, (ii) $3,174,156 of net proceeds from the exercise of warrants, and (iii) $27,864 in principal repayments in retirement of a note payable.

Funding Requirements

We have no products approved for commercial sale. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize our product candidates. We do not know when, or if, this will occur. As of June 30, 2022, we have an accumulated deficit of approximately $69 million and we expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. We have funded our operations to date primarily from sales of our equity securities and from government grants and clinical trial assistance.

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

Our future expenditures are likely to be highly volatile in future periods depending on the outcomes of our clinical trials and preclinical studies. We expect our research and development costs to increase as we continue development of our various programs and as we move toward later stages of development, especially with regard to the ongoing clinical trials for Gedeptin and CEO-CM04S1. We expect our general and administrative expenses to increase commensurately in support of expanded research and development efforts.

As of the date of this Quarterly Report, we expect our existing cash and cash equivalents will be sufficient to fund our operations over at least the next twelve months.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we expect. Our future capital requirements will depend on many factors, which include but are not limited to:

●	the timing and costs of our ongoing and planned clinical trials;
●	the timing and costs of manufacturing material for use in clinical trials;
●	the number and scope of our research programs and the speed at which they are advanced;
●	the progress and success of our preclinical and clinical development activities;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;
●	the costs to attract and retain skilled personnel;
●	the costs to maintain and expand our infrastructure to support our operations, our product development, and planned future commercialization efforts;
●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
●	the costs associated with any products or technologies that we may in-license or acquire; and
●	the costs and timing of regulatory approvals.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II -- OTHER INFORMATION

Item 1        Legal Proceedings

None.

Item 1A     Risk Factors

For information regarding factors that could affect our results of operations, financial condition or liquidity, see the risk factors discussed under “Risk Factors” in Item 1A of our most recent Annual Report on Form 10-K. See also “Forward-Looking Statements,” included in Part I - Item 2 of this Quarterly Report on Form 10-Q. As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A concerning any material changes from the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of May 1, 2022, we renewed our agreement with Content Carnivores, LLC for an additional one-year period. In connection with the renewal, in May 2022, we issued 68,500 shares of our common stock to Content Carnivores, LLC as a restricted stock award under our 2020 Stock Incentive Plan with a value at that date of $72,000. The Company relied on an exemption from the registration requirements of the Securities Act afforded by Section 4(a) (2) thereof and Rule 506 of Regulation D.

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

Item 6	Exhibits

Exhibit
Number	Description
10.1	Securities Purchase Agreement, dated January 14, 2022 (2)
10.2	Registration Rights Agreement, dated January 14, 2022 (2)
10.3	Form of Common Warrant, dated January 19, 2022 (2)
10.4	Form of PIPE Securities Purchase Agreement, dated May 25, 2022 (4)
10.5	Form of RD Securities Purchase Agreement, dated May 25, 2022 (4)
10.6	Form of Registration Rights Agreement, dated May 25, 2022 (4)
10.7	Form of PIPE Pre-Funded Warrant, dated May 27, 2022 (4)
10.8	Form of PIPE Preferred Investment Options, dated May 27, 2022 (4)
10.9	Form of RD Preferred Investment Options, dated May 27, 2022 (4)
10.10**	Employment Agreement between GeoVax, Inc. and Mark J. Newman, PhD, as Amended and Restated March 9, 2022 (3)
10.11*,**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Mark J. Newman, PhD
10.12*,**	Employment Agreement between GeoVax, Inc. and John W. Sharkey, PhD
10.13*,**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and John W. Sharkey, PhD
10.14**	Consulting Agreement by and between GeoVax, Inc. and Kelly T. McKee, MD, dated December 22, 2021 (3)
10.15	Summary of the GeoVax Labs, Inc. Director Compensation Plan (3)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

(1)	These interactive data files shall not be deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 20, 2022.
(3)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 9, 2022.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 27, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC.
(Registrant)

Date: August 3, 2022	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal
financial officer)