Form 10-Q
period 2022-09-30
GeoVax Labs, Inc.
filed 2022-11-09
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to

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

Yes ☐   No ☒

As of November 9, 2022, 26,334,953 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2022 and 2021 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and nine-month periods ended September 30, 2022 and 2021 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2022 and 2021 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4	Mine Safety Disclosures	16

Item 5	Other Information	16

Item 6	Exhibits	17

SIGNATURES		18

Part I -- FINANCIAL INFORMATION

Item 1         Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,676,968	$11,423,870
Grant funds receivable	-	49,006
Prepaid expenses	1,460,207	156,240
Total current assets	36,137,175	11,629,116
Property and equipment, net	248,983	156,938
Other assets	2,184,286	11,010

Total assets	$38,570,444	$11,797,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,079,421	$2,057,534
Accrued expenses	3,709,984	3,377,826
Total current liabilities	4,789,405	5,435,360
Other liabilities	2,000,000	2,000,000
Total liabilities	6,789,405	7,435,360

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 600,000,000 Issued and outstanding shares – 26,334,953 and 6,381,541 at September 30, 2022 and December 31, 2021, respectively	26,335	6,382
Additional paid-in capital	104,767,918	68,731,220
Accumulated deficit	(73,013,214)	(64,375,898)
Total stockholders’ equity	31,781,039	4,361,704

Total liabilities and stockholders’ equity	$38,570,444	$11,797,064

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Grant and collaboration revenue	$-	$30,414	$81,526	$220,539

Operating expenses:
Research and development	2,721,196	1,224,362	5,358,917	2,659,980
General and administrative	1,249,337	757,432	3,363,672	2,562,641
Total operating expenses	3,970,533	1,981,794	8,722,589	5,222,621

Loss from operations	(3,970,533)	(1,951,380)	(8,641,063)	(5,002,082)

Other income (expense):
Interest income	2,431	877	3,747	3,998
Interest expense	-	-	-	(1,286)
Gain on debt extinguishment	-	-	-	172,056
Total other income (expense)	2,431	877	3,747	174,768

Net loss	$(3,968,102)	$(1,950,503)	$(8,637,316)	$(4,827,314)

Basic and diluted:
Net loss per common share	$(0.17)	$(0.31)	$(0.63)	$(0.80)
Weighted average shares outstanding	23,461,665	6,349,297	13,818,315	6,005,032

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three-Month and Nine-Month Periods Ended September 30, 2022
							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2021	-	$-	6,381,541	$6,382	$68,731,220	$(64,375,898)	$4,361,704
Sale of common stock and warrants for cash	-	-	707,484	707	9,228,541	-	9,229,248
Issuance of common stock upon warrant exercise	-	-	2,360,000	2,360	(2,336)	-	24
Stock option expense	-	-	-	-	190,191	-	190,191
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(2,427,515)	(2,427,515)
Balance at March 31, 2022	-	-	9,449,025	9,449	78,147,616	(66,803,413)	11,353,652
Sale of common stock and warrants for cash	-	-	1,050,000	1,050	18,496,896	-	18,497,946
Issuance of common stock upon warrant exercises	-	-	5,671,214	5,671	(5,104)	-	567
Issuance of common stock for services	-	-	68,500	69	71,931	-	72,000
Stock option expense	-	-	-	-	190,191	-	190,191
Net loss for the three months ended June 30, 2022	-	-	-	-	-	(2,241,699)	(2,241,699)
Balance at June 30, 2022	-	-	16,238,739	16,239	96,901,530	(69,045,112)	27,872,657
Issuance of common stock upon warrant exercises	-	-	10,021,214	10,021	7,615,522	-	7,625,543
Issuance of common stock for services	-	-	75,000	75	60,675	-	60,750
Stock option expense	-	-	-	-	190,191	-	190,191
Net loss for the three months ended September 30, 2022	-	-	-	-	-	(3,968,102)	(3,968,102)
Balance at September 30, 2022	-	$-	26,334,953	$26,335	$104,767,918	$(73,013,214)	$31,781,039

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three-Month and Nine-Month Periods Ended September 30, 2021
							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2020	100	$76,095	3,834,095	$3,834	$55,294,504	$(45,805,581)	$9,568,852
Sale of common stock for cash	-	-	1,644,000	1,644	9,407,276	-	9,408,920
Issuance of common stock upon warrant exercise	-	-	835,900	836	3,173,320	-	3,174,156
Issuance of common stock for services	-	-	1,472	1	5,999	-	6,000
Stock option expense	-	-	-	-	56,190	-	56,190
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(1,562,778)	(1,562,778)
Balance at March 31, 2021	100	76,095	6,315,467	6,315	67,937,289	(47,368,359)	20,651,340
Repurchase of preferred stock	(100)	(76,095)	-	-	75,095	-	(1,000)
Issuance of common stock for services	-	-	12,235	13	65,828	-	65,841
Stock option expense	-	-	-	-	56,190	-	56,190
Net loss for the three months ended June 30, 2021	-	-	-	-	-	(1,314,033)	(1,314,033)
Balance at June 30, 2021	-	-	6,327,702	6,328	68,134,402	(48,682,392)	19,458,338
Issuance of common stock upon warrant exercise	-	-	53,839	54	229,946	-	230,000
Stock option expense	-	-	-	-	56,190	-	56,190
Issuance of warrant for technology license	-	-	-	-	209,825	-	209,825
Net loss for the three months ended September 30, 2021	-	-	-	-	-	(1,950,503)	(1,950,503)
Balance at September 30, 2021	-	$-	6,381,541	$6,382	$68,630,363	$(50,632,895)	$18,003,850

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,637,316)	$(4,827,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,213	26,806
Stock-based compensation expense for employees and directors	570,573	168,570
Stock-based compensation expense for consultants	80,322	80,733
Warrant issued for technology license	-	209,825
Gain on debt extinguishment	-	(172,056)
Changes in assets and liabilities:
Grant funds and other receivables	49,006	182,663
Prepaid expenses and other current assets	(1,251,539)	106,979
Deposits and other assets	(2,173,276)	-
Accounts payable and accrued expenses	(645,955)	(289,477)
Total adjustments	(3,328,656)	314,043
Net cash used in operating activities	(11,965,972)	(4,513,271)

Cash flows from investing activities
Purchase of equipment	(134,258)	(47,718)
Net cash used in investing activities	(134,258)	(47,718)

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	27,727,194	9,408,920
Net proceeds from warrant exercises	7,626,134	3,404,156
Repurchase of preferred stock	-	(1,000)
Principal repayment of note payable	-	(27,864)
Net cash provided by financing activities	35,353,328	12,784,212

Net increase in cash and cash equivalents	23,253,098	8,223,223
Cash and cash equivalents at beginning of period	11,423,870	9,883,796

Cash and cash equivalents at end of period	$34,676,968	$18,107,019

Supplemental disclosure of non-cash financing activities:

During the nine months ended September 30, 2021, we issued 149,705 shares of common stock upon the cashless exercise of stock purchase warrants, and $172,056 of principal and accrued interest related to a note payable was extinguished upon the loan’s forgiveness.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(unaudited)

1.         Nature of Business

GeoVax Labs, Inc., headquartered in the Atlanta, Georgia metropolitan area, is a clinical-stage biotechnology company incorporated under the laws of the State of Delaware. GeoVax Labs, Inc. and its wholly owned subsidiary, GeoVax, Inc., a Georgia corporation, are collectively referred to as “GeoVax” or the “Company”.

The Company is focused on developing immunotherapies and vaccines against infectious diseases and cancers using novel vector vaccine platforms. GeoVax’s product pipeline includes ongoing human clinical trials for vaccines against COVID-19 and a therapy for advanced head and neck cancer. Additional research and development programs include preventive vaccines against hemorrhagic fever viruses (Ebola Zaire, Ebola Sudan, Marburg, and Lassa Fever) and malaria, as well as immunotherapies for solid tumors.

2.         Summary of Significant Accounting Policies

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 those accounting policies that we consider significant in determining our results of operations and financial position. During the nine months ended September 30, 2022, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

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

Recent Accounting Pronouncements – During the nine months ended September 30, 2022, there have been no new accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

3.         Balance Sheet Components

Prepaid Expenses – Prepaid expenses consist of the following:

	September 30, 2022	December 31, 2021
Prepaid clinical trial costs (current portion)	$1,231,337	$-
Prepaid insurance premiums	143,450	123,248
Prepaid rent	13,045	13,045
Other prepaid expenses	72,375	19,947
Total prepaid expenses	$1,460,207	$156,240

Property and Equipment – Property and equipment consist of the following:

	September 30, 2022	December 31, 2021
Equipment and furnishings	$725,812	$591,554
Leasehold improvements	115,605	115,605
Total property and equipment	841,417	707,159
Accumulated depreciation and amortization	(592,434)	(550,221)
Total property and equipment, net	$248,983	$156,938

Other Assets – Other assets consist of the following:

	September 30, 2022	December 31, 2021
Prepaid clinical trial costs (noncurrent portion)	$2,083,276	$-
Prepaid technology license fees	90,000	-
Deposits	11,010	11,010
Total other assets	$2,184,286	$11,010

Accrued Expenses – Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Accrued technology license fees – current portion	$3,000,000	$3,000,000
Accrued compensation	-	269,000
Other accrued expenses	709,984	108,826
Total accrued expenses	$3,709,984	$3,377,826

Other Liabilities – Other liabilities were $2,000,000 at September 30, 2022 and December 31, 2021 and consist of the noncurrent portion of accrued technology license fees.

4.         Commitments

Operating Lease – We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2022, but which we expect to extend. Rent expense for the three-month and nine-month periods ended September 30, 2022 was $44,089 and $132,267, respectively, as compared to $42,803 and $128,410, respectively, for the same periods of 2021. Future minimum lease payments total $44,089 in 2022.

License Agreements – We have entered into license agreements for various technologies and patent rights associated with our product development activities. These agreements may contain provisions for upfront payments, milestone fees due upon the achievement of selected development and regulatory events, minimum annual royalties or other fees, and royalties based on future net sales. Unrecorded future minimum payments under these agreements (excluding milestone and royalty payments due upon contingent future events) are approximately $409,000 in the aggregate.

Clinical Trial Commitments – We have entered into agreements with contract research organizations (“CROs”) and with testing sites to conduct clinical trials of our products under development. Contracts with CROs are generally cancellable with notice. We have also entered into arrangements with contract manufacturing organizations (“CMOs”) to produce materials for use in our clinical trials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of September 30, 2022, the total non-cancellable obligations under contracts with CMOs were approximately $1.2 million.

Other Commitments – In the normal course of business, we enter into various firm purchase commitments and other contractual obligations related to production and testing of our product candidates, conduct of clinical trials and preclinical research studies, and other activities. As of September 30, 2022, there are approximately $612,000 of unrecorded noncancelable purchase commitments to our vendors and subcontractors.

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

The May 2022 Pre-Funded Warrants were exercised as to 1,980,304 shares concurrent with the closing and during June and July the remaining 9,090,910 were fully exercised. During August, the May 2022 Preferred Investment Options were exercised as to 4,621,214 shares, resulting in net proceeds to us of approximately $7,626,000.

Other Common Stock Transactions – During May and July, we issued 68,500 and 75,000 shares, respectively, of our common stock pursuant to consulting agreements.

Stock Options – We have a stock-based incentive plan (the “2020 Plan”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. A total of 1,500,000 shares of our common stock are reserved for issuance pursuant to the 2020 Plan. During the nine months ended September 30, 2022, there were no stock option transactions related to the 2020 Plan. As of September 30, 2022, there are 962,300 stock options outstanding, with a weighted-average exercise price of $3.18 per share and a weighted-average remaining term of 8.6 years.

Stock Purchase Warrants – The table below presents summary information about our warrants outstanding as of September 30, 2022.

Warrant Description	Number of Shares	Exercise Price	Expiration
2020 Warrants	120,000	$1.65	Jun 2025
2020 Unit Warrants	2,396,631	5.00	Sep 2025
2020 Representative Warrants	128,000	5.50	Mar 2024
2021 Representative Warrants	72,000	6.875	Aug 2024
2021 Warrants	100,000	13.00	Sep 2026
Jan 2022 Common Warrants	3,067,484	3.26	Feb 2027
May 2022 Preferred Investment Options	7,500,000	1.65	May 2028
Total Warrants Outstanding at September 30, 2022	13,384,115

6.         Stock-Based Compensation Expense

Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the classification of the individual to whom the award is granted. As of September 30, 2022, there is $849,571 of unrecognized compensation expense that we expect to recognize over a weighted-average period of 1.7 years.

We also have issued shares of restricted common stock to consultants and recognize the related expense over the terms of the related agreements. As of September 30, 2022, there is $72,375 recorded as a prepaid expense for these arrangements, which will be recognized as expense over the terms of the related agreements.

The following table summarizes our total stock-based compensation expense for employees, directors and consultants:

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2022	2021	2022	2021
Stock options:
Research and development	$54,293	$21,468	$162,878	$64,404
General and administrative	135,898	34,722	407,695	104,166
Total stock option expense	190,191	56,190	570,573	168,570
Stock awards (consultants):
General and administrative	48,375	29,560	80,322	80,733
Total stock-based compensation expense	$238,566	$85,750	$650,895	$249,303

During September 2021, we recorded $209,825 of expense associated with the issuance of a stock purchase warrant in connection with our entering into a technology licensing agreement; such amount was recorded as research and development expense.

7.         Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. The Company’s additional potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 14,346,415 and 3,418,631 shares at September 30, 2022 and 2021, respectively.

8.         Income Taxes

No provision for income taxes was recorded in either of the nine-month periods ended September 30, 2022 and 2021. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of September 30, 2022.

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

●

Gedeptin® is currently undergoing a Phase 1/2 clinical trial (NCT03754933) for treatment of patients with advanced head and neck squamous cell carcinoma (HNSCC). This trial is being funded in part by the U.S. Food & Drug Administration (FDA) pursuant to its Orphan Products Clinical Trials Grants Program. The trial is designed to inform the design of a larger patient trial that also may involve patients with other anatomically accessible oral and pharyngeal cancers, including cancers of the lip, tongue, gum, floor of mouth, salivary gland and other oral cavities.

●

GEO-CM02 (our pan-coronavirus vaccine) has shown promising results in preclinical studies to date. Building on these earlier findings, we have initiated additional studies to prepare for an Investigational New Drug application and subsequent human clinical trials.

●

Our research program for treatment of solid tumors (MVA-VLP-MUC1) is progressing with additional preclinical studies recently initiated. The initial animal studies of our MVA-VLP-MUC1 vaccine and ICI combination have been encouraging, showing that a combination of our MVA-VLP-MUC1 vaccine candidate with a MUC1 synthetic peptide was capable of breaking tolerance to human MUC1 in transgenic mice and inducing immune responses with efficacy against challenge in a lymphoma tumor model. Our studies also demonstrated a significant reduction of the tumor burden in a mouse model for colorectal cancer. We have initiated studies to determine the optimal course and schedule of vaccination to define a protocol that can be evaluated in a Phase 1 clinical trial.

●	Our additional research programs for vaccines against hemorrhagic fever viruses (Ebola Zaire, Ebola Sudan, Marburg and Lassa Fever) and malaria are at various stages of preclinical development.

Financial Overview

Revenues

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

Results of Operations

The following tables summarize our results of operations for the three-month and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
Grant revenue	$-	$30,414	$(30,414)
Operating expenses:
Research and development	2,721,196	1,224,362	1,496,834
General and administrative	1,249,337	757,432	491,905
Total operating expenses	3,970,533	1,981,794	1,988,739
Loss from operations	(3,970,533)	(1,951,380)	(2,019,153)
Total other income (expense), net	2,431	877	1,554
Net loss	$(3,968,102)	$(1,950,503)	$(2,017,599)

	Nine Months Ended September 30,
	2022	2021	Change
Grant revenue	$81,526	$220,539	$(139,013)
Operating expenses:
Research and development	5,358,917	2,659,980	2,698,937
General and administrative	3,363,672	2,562,641	801,031
Total operating expenses	8,722,589	5,222,621	3,499,968
Loss from operations	(8,641,063)	(5,002,082)	(3,638,981)
Total other income (expense), net	3,747	174,768	(171,021)
Net loss	$(8,637,316)	$(4,827,314)	$(3,810,002)

Grant Revenues

The following table summarizes our grant revenues for the three-month and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lassa Fever – U.S. Army Grant	$-	$-	$81,526	$-
COVID-19 – NIH SBIR Grant	-	30,414	-	220,539
Total	$-	$30,414	$81,526	$220,539

Total grant revenues decreased by $81,526 (100%) for the three-month period ended September 30, 2022 and by $139,013 (63%) for the nine-month period ended September 30, 2022, versus the comparable 2021 periods, attributable to the differing mix of active grants as shown in the table above, as well as the timing of expenditures related to such grants. As of September 30, 2022, all grant funds approved for direct use by GeoVax have been utilized.

Research and Development Expenses

For the three-month and nine-month periods ended September 30, 2022, research and development expenses increased by $1,496,834 (122%) and $2,698,937 (101%), respectively, versus the comparable 2021 periods. The overall increase during the 2022 periods relates primarily to higher personnel costs (including the use of external consultants), costs of conducting clinical trials for GEO-CM04S1 and Gedeptin, costs of manufacturing materials for use in our clinical trials, and a generally higher level of activity. Research and development expense for the three-month and nine-month periods of 2022 included stock-based compensation expense of $54,293 and $162,878, respectively; as compared to $21,468 and $64,404, respectively, for the comparable 2021 periods.

General and Administrative Expenses

For the three-month and nine-month periods ended September 30, 2022, general and administrative expenses increased by $491,905 (65%) and $801,031 (31%), respectively, versus the comparable 2021 periods. The overall increase during the 2022 periods relates primarily to higher personnel costs (including the use of external consultants), patent costs, investor relations consulting costs, and travel expenses. General and administrative expense for the three-month and nine-month periods of 2022 included stock-based compensation expense of $184,273 and $488,017, respectively; as compared to $64,282 and $184,899, respectively, for the comparable periods of 2021.

Other Income (Expense)

Interest income for the three-month and nine-month periods ended September 30, 2022 was $2,431 and $877, respectively, as compared to $3,747 and $3,998, respectively, for comparable periods of 2021. The variances between periods are primarily attributable to cash available for investment and interest rate fluctuations.

No interest expense was recorded during the three-month and nine-month periods ended September 30, 2022. Interest expense for the three-month and nine-month periods ended September 30, 2021 was $-0- and $1,286, respectively.

During the nine-month period ended September 30, 2021, we recorded a $172,056 one-time gain on debt extinguishment associated with the forgiveness of the principal and accrued interest related to our Paycheck Protection Program (PPP) loan.

Liquidity, Capital Resources and Cash Flows

The following tables summarize our liquidity and capital resources as of September 30, 2022 and December 31, 2021, and our cash flows for the nine-month periods ended September 30, 2022 and 2021:

Liquidity and Capital Resources	September 30, 2022	December 31, 2021
Cash and cash equivalents	$34,676,968	$11,423,870
Working capital	31,347,770	6,193,756

	Nine Months Ended September 30,
Cash Flow Data	2022	2021
Net cash provided by (used in):
Operating activities	$(11,965,972)	$(4,513,271)
Investing activities	(134,258)	(47,718)
Financing activities	35,353,328	12,784,212
Net increase in cash and cash equivalents	$23,253,098	$8,223,223

Operating Activities – Net cash used in operating activities of $11,965,972 for the nine months ended September 30, 2022, was primarily due to our net loss of $8,637,316, as adjusted by non-cash items such as depreciation expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $4,513,271 for the nine months ended September 30, 2021, was primarily due to our net loss of $4,827,314, also adjusted by non-cash charges such as depreciation and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $134,258 and $47,718 for the nine-month periods ended September 30, 2022 and 2021, respectively, and relates primarily to purchases of laboratory equipment.

Financing Activities – Net cash provided by financing activities was $35,353,328 for the nine-month period ended September 30, 2022, consisting of (i) net proceeds of $27,727,194 from sales of our common stock and warrants, and (ii) net proceeds of $7,626,134 from the exercise of warrants, as described in Note 5 to the condensed consolidated financial statements included in this Quarterly Report. Net cash provided by financing activities was $12,784,212 for the nine-month period ended September 30, 2021, consisting of (i) net proceeds of $9,408,920 from a public offering of our common stock, (ii) $3,404,156 of net proceeds from the exercise of warrants, and (iii) $28,864 in principal repayments of a note payable and repurchase of preferred stock.

Funding Requirements

We have no products approved for commercial sale. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize our product candidates. We do not know when, or if, this will occur. As of September 30, 2022, we have an accumulated deficit of approximately $73 million and we expect to incur operating losses and generate negative cash flows from operations for the foreseeable future. We have funded our operations to date primarily from sales of our equity securities and from government grants and clinical trial assistance.

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

Our future expenditures are likely to be highly volatile in future periods depending on the outcomes of our clinical trials and preclinical studies. We expect our research and development costs to increase as we continue development of our various programs and as we move toward later stages of development, especially with regard to the ongoing clinical trials for Gedeptin and GEO-CM04S1. We expect our general and administrative expenses to increase commensurately in support of expanded research and development efforts.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds

During July 2022, we issued 75,000 shares of our common stock to a consultant in exchange for services. The shares were valued at $60,750 as of the date of issuance and were granted as a restricted stock award under our 2020 Stock Incentive Plan. We relied on an exemption from the registration requirements of the Securities Act afforded by Section 4(a) (2) thereof and Rule 506 of Regulation D.

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

Item 6         Exhibits

Exhibit
Number	Description
10.1	Securities Purchase Agreement, dated January 14, 2022 (2)
10.2	Registration Rights Agreement, dated January 14, 2022 (2)
10.3	Form of Common Warrant, dated January 19, 2022 (2)
10.4	Form of PIPE Securities Purchase Agreement, dated May 25, 2022 (4)
10.5	Form of RD Securities Purchase Agreement, dated May 25, 2022 (4)
10.6	Form of Registration Rights Agreement, dated May 25, 2022 (4)
10.7	Form of PIPE Pre-Funded Warrant, dated May 27, 2022 (4)
10.8	Form of PIPE Preferred Investment Options, dated May 27, 2022 (4)
10.9	Form of RD Preferred Investment Options, dated May 27, 2022 (4)
10.10**	Employment Agreement between GeoVax, Inc. and Mark J. Newman, PhD, as Amended and Restated March 9, 2022 (3)
10.11**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Mark J. Newman, PhD (5)
10.12**	Employment Agreement between GeoVax, Inc. and John W. Sharkey, PhD (5)
10.13**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and John W. Sharkey, PhD (5)
10.14**	Consulting Agreement by and between GeoVax, Inc. and Kelly T. McKee, MD, dated December 22, 2021 (3)
10.15	Summary of the GeoVax Labs, Inc. Director Compensation Plan (3)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

(1)	These interactive data files shall not be deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 20, 2022.
(3)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 9, 2022.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 27, 2022.
(5)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed August 3, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC.
(Registrant)

Date: November 9, 2022	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal
financial officer)