Form 10-K
period 2022-12-31
GeoVax Labs, Inc.
filed 2023-03-23
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2022, based on the closing price on that date was $13,239,406.

Number of shares of Common Stock outstanding as of March 23, 2023: 26,334,953

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with respect to its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this document.

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

Overview

GeoVax Labs, Inc. (“GeoVax” or “the Company”) is a clinical-stage biotechnology company developing human vaccines and immunotherapies against infectious diseases and solid tumor cancers using novel proprietary platforms. GeoVax’s product pipeline includes ongoing human clinical trials for a next-generation COVID-19 vaccine and a gene-directed therapy against advanced head and neck cancers. Additional research and development programs include preventive vaccines against Monkeypox (MPox), hemorrhagic fever viruses (Ebola Zaire, Ebola Sudan, Marburg, and Lassa) and Zika virus, as well as immunotherapies for multiple solid tumors. The Company’s portfolio of wholly owned, co-owned, and in-licensed intellectual property, stands at over 115 granted or pending patent applications spread over 24 patent families, which are discussed in greater detail in the “Our Intellectual Property” section.

Our Product Development Pipeline

The table below summarizes the status of our product development programs, which are discussed in greater detail in the following pages.

Indication	Current Status
Coronavirus Vaccines
COVID-19 (Booster to mRNA vaccines)	Clinical – Phase 2
COVID-19 (Primary vaccine for immunocompromised patients)	Clinical – Phase 2
Pan Coronavirus	Preclinical/IND-Enabling
Cancer Therapy
Solid Tumors (Advanced Head and Neck Cancer)*	Clinical – Phase 1/2
Solid Tumors (MUC1)	Preclinical/IND-Enabling
Other Infectious Disease Vaccines
Monkeypox (MPox) & Smallpox (SPox)	Preclinical/IND-Enabling
Hemorrhagic Fever Viruses	Preclinical/IND-Enabling
Ebola Zaire**
Ebola Sudan**
Marburg**
Lassa Fever**
Zika**	Preclinical/IND-Enabling
Malaria**	Exploratory

* Orphan Drug status granted

** Indication within FDA Priority Review Voucher program

Our Coronavirus Vaccine Programs

COVID-19, caused by the SARS-CoV-2 virus, a serious public health issue of international concern. As of February 2023, the World Health Organization reports more than 757 million cases and nearly 7 million deaths worldwide. SARS-CoV-2 is an enveloped, single-stranded, positive-sense RNA virus belonging to the family Coronavidae within the genus beta-coronavirus. The genome of SARS-CoV-2 encodes one large Spike (“S”) protein that plays a pivotal role during viral attachment to the host receptor and entry into host cells. The S protein is the major principal target for vaccines against human coronavirus, including SARS-CoV-2. Neutralizing antibodies targeting the receptor binding domain (“RBD”) subunit of the S protein block the virus from binding to host cells. Over 90% of all neutralizing antibodies produced in response to infection are directed to the RBD subunit.

Based on our research, there are currently forty vaccines authorized for use in one or more countries around the world, including four in the United States. These vaccines are primarily designed to induce antibodies specific for the S protein of SARS-CoV-2 but rely on different mechanisms for presentation or expression of the S antigen, including recombinant proteins, whole inactivated virus, defective adenovirus vectors (three different types) or mRNA. Unfortunately, the continued adaptation and mutation of SARS-CoV-2 has resulted in the emergence of variants that are not optimally neutralized by vaccine-induced antibodies. This has required the adjustment of vaccine composition and the administration of booster doses. Recently, the FDA indicated the likely need for continued vaccine adjustments and yearly boosters, similar to the approach used for influenza virus vaccines.

Modified Vaccinia Ankara (MVA) is the vaccine vector platform utilized in a number of our vaccine candidates. There are several advantages to vaccines based on the MVA vectors. Firstly, MVA has a large genetic coding capacity which provides the foundation for vaccines based on multiple SARS-CoV-2 proteins, instead of the singular focus on the S protein. This approach induces immune responses with greater breadth of specificity. Secondly, MVA is known to effectively induce T-cell responses in addition to antibodies and the responses are durable. Third, MVA replicates minimally in mammalian cells which contributes to it being an extremely safe vaccine platform for human vaccines. As a result of the combination of these properties, MVA is an ideal vaccine vector platform for the design of the next generation Covid-19 vaccines, especially in targeting patient populations with compromised immune systems.

GEO-CM04S1 for Immunocompromised Patients – The CDC and other global public health agencies identify immunocompromised patients, including patients who have received therapeutic procedures for hematologic malignancy, as highest risk for SARS-CoV-2 disease. SARS-CoV-2 infection can be very serious in this vulnerable population of hematology patients, including autologous (auto) and allogeneic (allo) hematopoietic cell transplant (HCT), and recipients of chimeric antigen receptor (CAR)-T cell therapies. Given the serious impact of other respiratory viruses in this vulnerable patient population, it is anticipated that hematology recipients of cell therapy may develop severe clinical disease, profoundly impacting the therapy outcomes, such as morbidity and survival. Increasingly, there is evidence of the high risk of severe morbidity, hospitalization and death resulting from SARS-CoV-2 in hematology patients. To date, there has been no clinical trial of an approved vaccine focused on immunocompromised patients. Thus, the efficacy and safety of a SARS-CoV-2 vaccine remains to be established in the different immunocompromised patient populations and it is likely that candidate SARS-CoV-2 vaccines may differ in their efficacy and safety for these patients.

Our vaccine candidate, GEO-CM04S1, is based on a synthetic, attenuated Modified Vaccinia Ankara (sMVA) vector expressing both spike (S) and nucleocapsid (N) antigens of the SARS-CoV-2 virus and was initially developed at City of Hope (COH) for immunocompromised patients. In a placebo-controlled Phase 1 clinical trial of healthy adults conducted by COH, GEO-CM04S1 was shown to be safe and immunogenic. In November 2021, GeoVax entered into a license agreement with COH, granting GeoVax exclusive worldwide rights to further develop and commercialize the vaccine.

GEO-CM04S1 is being studied in an ongoing Phase 2 clinical trial (NCT04977024) to evaluate its safety and immunogenicity, compared to either the Pfizer/BioNTech or Moderna mRNA-based vaccine, in patients who have previously received either an allogeneic hematopoietic cell transplant, an autologous hematopoietic cell transplant or chimeric antigen receptor (CAR) T cell therapy. GEO-CM04S1 is the only SARS-CoV-2vaccine that includes both S and N proteins to advance to a Phase 2 trial in cancer patients. MVA-vector based vaccines tend to produce an immune response quickly – in less than 14 days – with only mild side effects. The trial is also the first to compare an investigational multi-antigenic SARS-CoV-2vaccine to the current Food and Drug Administration (FDA)-approved mRNA vaccines from Pfizer/BioNTech and Moderna in people who are immunocompromised. Such patients have often shown a weak antibody response after receiving currently available COVID-19 vaccines.

GEO-CM04S1 as a Booster Vaccine – GEO-CM04S1 is also being studied in the Phase 2 portion of a Phase 1/2 trial (NCT04639466), evaluating its use as a universal booster vaccine to current FDA-approved two-shot mRNA vaccines from Pfizer/BioNTech and Moderna. The clinical trial, titled “Phase 1/2 Dose Escalation Study to Evaluate the Safety and Biologically Effective Dose of COH04S1, a Synthetic MVA-based SARS-CoV-2 Vaccine, Administered as One or Two Injections or as a Booster to Healthy Adult Volunteers” is being conducted at COH.

Because GEO-CM04S1 is designed to stimulate potent humoral and cellular immune responses against both the S and N proteins of SARS-CoV-2, GeoVax believes its administration as a booster will provide additional antigenic targets to the immune system resulting in a broader immune response. The GEO-CM04S1 vaccine’s MVA backbone may also be more effective at inducing immunity since MVA is known to strongly induce T cell responses even in a background of immunosuppression. In addition, GEO-CM04S1 may offer greater protection against the significant sequence variation observed with the S antigen and durability of immunity, which is well established for MVA.

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

The Phase 2 booster study, for which vaccination is ongoing, will include 60 healthy individuals, 18 years of age and older, who were previously vaccinated with the two-dose regimen of one of the FDA-approved SARS-CoV-2 mRNA vaccines, manufactured by either Pfizer/BioNtech or Moderna. The study is designed as a dose-escalation trial to specifically evaluate the safety profile and immunogenicity of COH04S1 as a booster. The immunological responses measured throughout the study will include the level of SARS-CoV-2 neutralizing antibodies against SARS-CoV-2 variants of concern (VOC), including the Omicron and Delta VOCs, as well as specific T-cell responses.

GEO-CM02 as a Pan-Coronavirus Vaccine – As noted, most of the first-generation SARS-CoV-2 vaccines were designed to encode the S protein of the SARS-CoV-2 virus with the goal of inducing high levels of neutralizing antibodies. However, the limitations of this approach in the face of continually emerging variants is now obvious and alternative vaccine designs are being developed.

GeoVax has developed a design strategy for vaccines to induce broader immunity through inclusion of multiple, genetically conserved structural and nonstructural proteins from the target pathogen. This is possible through the use of its novel Modified Virus Ankara - Virus Like Particle (GV-MVA-VLPTM) platform. The goal is to induce a balanced immune response comprised of both antibody and cellular (T-cells) effectors against multiple immunogens, potentially limiting immune escape by emerging variants. Expression of the SARS-CoV-2 spike (S), membrane (M) and envelope (E) proteins by MVA supports the in vivo formation of virus like particles (VLPs), which induce both antibody and T-cell responses. Incorporation of other sequence-conserved structural and nonstructural proteins will provide targets for T-cell responses to increase the breadth and function of vaccine-induced immune responses. This strategy provides the basis for generating a universal vaccine with augmented potential to alleviate the burden of disease caused by circulating coronaviruses. Unique compared to other vaccines approved or under development, the GeoVax vaccine candidates are therefore specifically designed to provide a broader and more long-lived level of protective immunity against SARS-CoV-2 which should protect against emerging variants while avoiding the potential side effects that can limit vaccine utility and acceptance.

GeoVax’s lead vaccine candidate (GEO-CM02) encodes the S protein as the antibody target and the M and E proteins as T-cell targets. In small animal studies, the Company measured functional immune responses after a single dose that mediated protection from infection and pathogenesis, including protection against the more virulent Beta variant.

In January 2021, the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH), awarded the GeoVax a Small Business Innovative Research (SBIR) grant in support of the Company’s vaccine development efforts. The Phase 1 grant, titled, “Preclinical Development of GV-MVA-VLP Vaccines Against COVID-19,” supported the ongoing design, construction and preclinical testing of our vaccine candidate’s evaluation. Scientific presentations and publications of the experimental results were delivered at multiple international vaccine conferences during 2021 and 2022 and publication is planned for early 2023. This product currently is serving as the foundation for further internal experimental design and small animal model testing focusing on the use of highly conserved viral nonstructural proteins as additional T-cell immunogens to further increase the functional and specificity of induced immune responses.

Our Cancer Therapy Programs

Gedeptin® – Gedeptin is a novel patented product/technology for the treatment of solid tumors through a gene therapy strategy known as Gene-Directed Enzyme Prodrug Therapy (GDEPT). In September 2021, GeoVax entered into an assignment and license agreement with PNP Therapeutics, Inc. (“PNP”), granting GeoVax exclusive worldwide rights to develop and commercialize Gedeptin. The Gedeptin technology was developed with funding support from the National Cancer Institute (NCI), part of the NIH. GeoVax’s license to Gedeptin includes the rights to expand the use of Gedeptin to all human diseases and/or conditions including, but not limited to, other solid tumors.

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

A Phase 1/2 trial (NCT03754933), evaluating the safety and efficacy of repeat cycles of Gedeptin therapy in patients with recurrent head and neck squamous cell carcinoma (HNSCC), with tumor(s) accessible for injection and no curable treatment options was initiated at the Stanford University Cancer Institute. The trial design involves repeat administration using Gedeptin followed by systemic fludarabine, as a way to gain additional information prior to expansion towards a larger patient trial. The initial stage of the study is being funded by the FDA pursuant to its Orphan Products Clinical Trials Grants Program. The FDA has also granted Gedeptin orphan drug status for the intra-tumoral treatment of anatomically accessible oral and pharyngeal cancers, including cancers of the lip, tongue, gum, floor of mouth, salivary gland and other oral cavities. In January 2022, we engaged CATO SMS, a global provider of clinical research solutions, to manage the ongoing Phase 1/2 trial, and to assist with the expansion of clinical sites and acceleration of patient enrollment and evaluation. In February 2023, GeoVax announced the expansion of the Gedeptin Phase 1/2 trial with patients actively enrolling at three prestigious National Cancer Institute (NCI) designated Cancer Centers -- Stanford University Cancer Institute, Emory University Winship Cancer Institute, and the Thomas Jefferson University Sidney Kimmel Cancer Center. This trial will guide the design of a larger study that also may involve patients with other anatomically accessible oral and pharyngeal cancers and, may lead to labeling discussions with the FDA and initiation of further Gedeptin investigations including in combination with immune checkpoint inhibitors for additional cancerous and non-cancerous tumor indications.

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

●

We collaborated with Dr. Olivera Finn, a leading expert in cancer immunotherapy at the University of Pittsburgh, who was one of the first medical researchers to show that many tumors express an abnormal form of MUC1 that is recognized by the immune system as foreign. Our collaboration with Dr. Finn has shown that a combination of our MVA-VLP-MUC1 vaccine candidate with a MUC1 synthetic peptide was capable of breaking tolerance to human MUC1 in transgenic mice and inducing immune responses with efficacy against challenge in a lymphoma tumor model.

●

In 2022, we initiated potentially IND enabling small animal studies with Dr. Pinku Mukherjee at the University of North Carolina at Charlotte to define the optimal course and schedule of vaccination to define a protocol that can be evaluated in a Phase 1 clinical trial. These studies, which are ongoing, include assessment of the therapeutic benefit the vaccine in combination with a synthetic peptide, adjuvant and immune checkpoint inhibitor using a human MUC1 transgenic mouse model to optimally match existing and previously tested cancer treatment regimens.

MVA as Smallpox (SPox) and Monkeypox (MPox) Vaccine

MVA was originally developed for use as a smallpox (SPox) vaccine more than 30 years ago. Its preferred use is for individuals with compromised immune systems; individuals that would be put at risk if administered the normal SPox vaccine. It is also approved as the vaccine for other orthopox vaccines, including monkeypox (MPox). As such, an added potential benefit of our vaccines is that in those regions where MPox or SPox are of concern, vaccines built on an MVA vaccine platform will likely provide protection against MPox and SPox.

MVA is the vaccine currently used and stockpiled in the US Strategic National Stockpile for immunization against the monkeypox (MPox) and smallpox (SPox) viruses. GeoVax previously demonstrated that an experimental HIV vaccine, utilizing NIH-MVA as the vaccine vector, protected non-human primates challenged with a lethal dose of the MPox virus. Further, in August 2022, the City of Hope team, which originally developed GEO-CM04S1, published results demonstrating that both their proprietary sMVA (synthetic MVA) and GEO-CM04S1 (referred to as “COH04S1” in the publication) elicited robust orthopoxvirus-specific binding and neutralizing antibody responses. The authors conclude that GEO-CM04S1 and sMVA represent unique vaccine candidates to control the unforeseen global MPox outbreak.

In response to the global need to address the continued emerging threat from MPox and the unique opportunity offered by MVA-based vaccines, GeoVax recently secured rights from the NIH covering preclinical, clinical and commercial uses of the NIH-MVA against MPox or SPox viruses. The Company is now evaluating development and regulatory pathways towards expanding the public health options available to reduce and manage the risk of MPox worldwide.

Our Hemorrhagic Fever Virus Vaccines (Ebola Zaire, Ebola Sudan, Marburg and Lassa)

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

To address the unmet need for a product that can respond to future hemorrhagic fever outbreaks, we are developing vaccines utilizing our GV-MVA-VLP™ platform. As previously noted, the MVA vector itself is considered safe, having originally been developed for use in immunocompromised individuals as a smallpox vaccine. We expect our vaccines may not only protect at-risk individuals against EBOV, SUDV, MARV and LASV, but also potentially reduce or modify the severity of other re-emerging pathogens such as Bundibugyo, Ivory Coast, and Reston viruses, based on antigenic cross reactivity and the elicitation of T cells to the more conserved matrix proteins (e.g. VP40 or Z) in addition to standard GP proteins used by us and other manufacturers. Thus, the GeoVax GV-MVA-VLP™ approach could offer a unique combination of advantages to achieve breadth and safety of a pan-filo vaccine. In addition to protecting historically higher-risk populations in Africa, it is also intended to prevent the spread of disease to the US and globally, and for preparedness against terrorist release of any of bio-threat pathogens in the US and globally.

Our initial preclinical studies in rodents and nonhuman primates for our MVA-VLP-EBOV vaccine candidate have shown significant levels of protection against a lethal doses of EBOV. Recent studies in lethal challenge guinea pig models demonstrated that GeoVax vaccines MVA-VLP-SUDV and MVA-VLP-MARV conferred 100% protection from death. These vaccines were subsequently evaluated in a rigorous cynomolgus macaque infectious challenge model. Vaccination protected nonhuman primates from viremia, weight loss and death following challenge with a dose of Sudan or Marburg virus that is lethal in nonvaccinated animals. Evaluation of immune responses following vaccination demonstrated presence of both neutralizing antibodies and functional T cells, indicating a breadth of responses that combine for optimal protection. The nonhuman primate studies conducted in collaboration with NIAID and the U.S. Department of Defense (DoD) have been completed and clinical development programs are being defined with an initial focus on the MVA-VLP-MARV product.

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

In January 2023, GeoVax announced that the U.S. Patent and Trademark Office issued a Notice of Allowance for Patent Application No. 17/000,768 titled, “Method for Generating a ZIKV Immune Response Utilizing a Recombinant Modified Vaccinia Ankara Vector Encoding the NS1 Protein.” Preclinical studies demonstrated a single dose of GEO-ZM02 provided 100% protection against a lethal dose of Zika virus.

GEO-MM02 for Malaria – According to recent data from the World Health Organization, globally, malaria causes 227 million infections and 619,000 deaths annually. Despite decades of vaccine research, vaccine candidates have failed to induce substantial protection. Most of these vaccines are based on individual proteins that induce immune responses targeting only one stage of the malaria parasite’s life cycle. GeoVax’s MVA-VLP malaria vaccine candidates incorporate antigens derived from multiple stages of the parasite’s life cycle and are designed to induce an immune response with durable functional antibodies and CD4+ and CD8+ T cell responses, all hallmarks of an ideal vaccine-induced immune response.

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

HIV – Due to our corporate refocusing of development efforts prioritizing our SARS-CoV-2 and cancer immunotherapy programs, and to a lack of continuing government support for our HIV vaccine development efforts, in early 2022 we decided to discontinue active development of these programs. Our technology and intellectual property will remain available for out-license or partnering, but we are no longer devoting any significant corporate resources to this program.

Of interest, recent results from a clinical study of a combinational HIV therapy that included GeoVax’s HIV booster vaccine candidate, MVA62B were presented at the Conference on Retroviruses and Opportunistic Infections (CROI) held February 19-22, 2023 in Seattle, Washington. The data presented were part of an effort led by researchers at the University of California, San Francisco (UCSF), to develop a combinational therapy aimed at inducing remission in HIV-positive individuals (a “functional cure”). The primary objectives of the proof-of-concept trial were to assess the safety and tolerability of the combinational therapy and to determine the viral load “set-point” during antiviral treatment interruption. Secondary objectives were to assess immune responses and changes in viral reservoir status. The clinical trial was led by Steven Deeks, M.D. of UCSF, a world leader in therapeutic approaches to HIV infections, and was one of the most comprehensive tests to date for the ability of synergistic approaches to control HIV infection. The studies were conducted with funding from amfAR, The Foundation for AIDS Research. The overall goal of this trial was to induce immune responses that could potentially control HIV replication in patients in the absence of antiviral drugs. The data presented by the UCSF researchers indicated very high levels of immunogenicity (particularly T cell immunity), despite the fact these occurred in technically immunocompromised patients. These results further validate the ability of the MVA-VLP platform to stimulate a robust T-cell response to various diseases.

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

Figure 1. Comparison of MVA-VLPs and native virus structures

In the MVA-VLP platform, we take advantage of MVA’s large “coding capacity” to insert genes that encode multiple proteins, the combination of which is adequate to support the generation of VLPs by the MVA infected cells. Utility has been demonstrated for multiple vaccine candidates wherein the MVA-encoded viral matrix proteins and glycoproteins assemble into VLPs. MVA was originally developed as a safer smallpox vaccine for use in immune-compromised individuals. It was developed by attenuating the standard smallpox vaccine by passaging it (over 500 passages) in chicken embryos or chicken embryo fibroblasts, resulting in a virus with limited ability to replicate in human cells (thus safe) but with high replication capability in avian cells (thus cost effective for manufacturing). The modifications also resulted in the loss of immune evasion genes which assist the spread of wild type smallpox infections, even in the presence of human immune responses.

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

●	No need for adjuvants: MVA generally stimulates strong innate immune responses and does not require the use of adjuvants.
●	Protection against MPOX and SPOX: MVA vectored vaccines have been previously shown to provide potential protection against MPOX/SPOX.
●	Thermal stability: MVA is stable in both liquid and lyophilized formats (> 6 years of storage).
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

Recent Government Initiatives

US Regulators and Senior White House and Congressional Leaders have announced multiple objectives and initiatives in 2023 that may impact GeoVax. These include:

-

Supporting the development of innovative vaccine platforms facilitating the production of a next generation broader performing COVID vaccine – GeoVax’s MVA-VLP platform is a logical candidate given the features and benefits noted throughout this report.

-	The reshoring and protection of the domestic biotech ecosystem – GeoVax represents the first domestic source for SPox and MPox production which is currently controlled by a single foreign entity.
-	Replenishing the US stockpile with additional vaccines addressing MPOX and Hemorrhagic Fevers – GeoVax has multiple products in advanced stages of development.
-

Assisting African countries in their quest to prevent an array of debilitating illnesses including those caused by hemorrhagic fever viruses Fevers – GeoVax has multiple products in advanced stages of development.

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

We recently announced significant progress in developing a high-yield, high-capacity, continuous avian cell line system for manufacturing its MVA-based vaccines and immunotherapies.

Currently, MVA vaccines are manufactured in cells cultured from chicken embryonic fibroblasts (CEF), a suboptimal and time-consuming process useful primarily for niche markets and stockpile reserves. Now, after exploring various approaches to growing MVA in continuous cell lines in bioreactors more suitable for high-yield, commercial-scale manufacturing, we will accelerate activities towards fully implementing a proprietary, continuous cell line manufacturing system that will provide lower-cost, scalable versatility for broad MVA vaccine and immunotherapy applications.

Developing a high-yield, high-capacity process to produce MVA-based vaccines and immunotherapies constitutes a transformational development – for GeoVax, biomedicine, and the public’s health. By advancing our MVA manufacturing to a modern, interchangeable process, we are on course to expand MVA applications from stockpile-based solutions for niche medical markets to respond to world needs on a timely basis, whenever and wherever they arise. We believe that this capability puts us in the position to be the first supplier of MVA-based vaccines to implement such a transformative manufacturing process and becoming the first U.S.-based supplier of the MVA vaccine to prevent Mpox (monkeypox), Smallpox and other pox-related viruses.

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

We face general market competition from several subsectors of the vaccine development field, including large, multinational pharmaceutical companies including Sanofi, GSK, Merck, Janssen, Mitsubishi Tanabe, Takeda, and Pfizer, Inc.; mid-size pharmaceutical companies and emerging biotechnology companies including Dynavax, Novavax Inc., Moderna, BioNTech, Bavarian Nordic and Hookipa; and academic and not-for-profit vaccine researchers and developers including the NIH. The industry is typified by extensive collaboration, licensing, and merger and acquisition activity despite the intense competition.

More than forty COVID-19 vaccines are currently authorized for use in one or more countries around the world, including three in the United States (from Pfizer/BioNTech, Moderna, and Janssen). All these vaccines are based on the S protein of the SARS-CoV-2 virus, but rely on different mechanisms for presentation or expression of the S antigen, including whole, inactivated virus, defective adenovirus vectors (three different types) or mRNA. The World Health Organization reports that there are 180 COVID products in clinical development.

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

As of December 31, 2022, our owned, co-owned, and in-licensed patent estate, on a worldwide basis, includes 20 granted or allowed U.S. patent applications, 13 pending U.S. patent applications; 53 granted foreign patents, 47 pending foreign patent applications, 1 Patent Cooperation Treaty (PCT) application, and 2 U.S. provisional applications spread over 23 patent families. The term of individual patents depends upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application which serves as a priority application. In addition, we plan to seek patent term adjustments, restorations, and/or patent term extensions where applicable in the United States and other jurisdictions. For example, depending upon the timing, duration, and specifics of FDA approval of our vaccine products, some of our U.S. patents may be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the “Hatch-Waxman Amendments,” and codified as 35 U.S.C. § 156. 35 U.S.C. § 156 permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one half the time between the effective date of an IND and the submission date of a Biologics License Application (BLA), plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved vaccine product is eligible for such an extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our, or our exclusively licensed, issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.

Our current patent portfolio includes 4 patent families directed to various aspects of our DNA and MVA-based HIV vaccines, their genetic inserts expressing multiple HIV protein components, composition, structure, claim of immunization against multiple subtypes of HIV, routes of administration, safety and other related factors and methods of therapeutic and prophylactic use thereof including administration regimes. We have in-licensed patents from Emory University and the U.S. National Institutes of Health (NIH) relevant to our HIV-vaccine program. These patents will expire between 2022 and 2028, exclusive of any patent term adjustments or extensions. We wholly own one patent family, including one granted U.S. patent (US 11,098,086), directed to specific vaccine administration methods which, where issued, valid, and enforceable, will expire in 2037, exclusive of any patent term adjustments or extensions.

We wholly own one allowed U.S. patent application directed to preventive vaccines against Ebola virus, and one pending U.S. patent application directed to Marburg virus and uses thereof. These applications, where issued, valid, and enforceable, will expire in 2036, exclusive of any patent term adjustments or extensions.

We wholly own one allowed U.S. patent application directed to preventive vaccines against Zika virus and uses thereof. This application, where issued, valid, and enforceable, will expire in 2037, exclusive of any patent term adjustments or extensions.

We wholly own one granted U.S. patent (U.S. 11,311,612) and one pending U.S. patent application directed to preventive vaccines against malaria and use thereof. These applications, where issued, valid, and enforceable, will expire in 2038, exclusive of any patent term adjustments or extensions.

We wholly own 3 patent families, which includes two granted U.S. patents (U.S. 11,278,607 and U.S. 11,413,341), and granted foreign applications in Australia, China, and Japandirected to our immuno-oncology vaccine compositions and methods of use thereof. An application has been allowed at the European Patent Office. Applications are pending in the United States, Canada, India, China, and Japan. The patent applications of these families, where issued, valid, and enforceable, will expire between 2037-2040, exclusive of any patent term adjustments or extensions.

We wholly own one pending patent family directed to various MVA-based vaccines for the treatment of SARS CoV-2. Applications have been filed in the United States, Argentina, Australia, Brazil, Canada, China, Hong Kong, the European Patent Office, Israel, Japan, South Korea, Mexico, South Africa, and Taiwan. The patent applications in these families, if issued, valid, and enforceable, will expire in 2021, exclusive of any patent term adjustments or extensions. We have non-exclusively in-licensed from the U.S. National Institutes of Health (NIH) 3 patent families directed to certain aspects of our MVA-viral backbone used in our SARS-CoV2 vaccine, which will expire between 2023 and 2032, exclusive of any patent term adjustments or extensions. We have non-exclusively in-licensed from the NIH 2 patent families relating to coronavirus spike protein compositions relevant to our MVA SARS-CoV2 vaccine candidates. The patent applications for these families, if issued, valid, and enforceable, will expire between 2037 and 2041, exclusive of any patent term adjustments or extensions.

We wholly own one allowed U.S. application directed to MVA-based vaccines for the treatment of Zika virus. The patent application, if issued, valid, and enforceable, will expire in 2037, exclusive of any patent term adjustments or extensions.

We own one patent family directed to viral constructs for use in enhancing T-cell priming during vaccination. The patent applications in this patent family, if issued, valid, and enforceable, will expire in 2043, exclusive of any patent term adjustments or extensions.

We co-own two patent families with Leidos, Inc. directed to viral constructs for use in enhancing T-cell priming during vaccination. The patent applications in these patent families, if issued, valid, and enforceable, will expire between 2042 and 2043, exclusive of any patent term adjustments or extensions.

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

We have exclusively in-licensed three patent families from the City of Hope in the field of vaccine products targeted for prevention, reduction, amelioration or treatment of COVID-19 pursuant to an Exclusive License Agreement entered into on November 9, 2021. The in-licensed patent families are directed to synthetic MVA vectors, including synthetic MVA vaccines encoding one or more SARS-CoV-2 antigens, and their methods of production and use, and encompass COH04S1, a multi-antigenic SARS-CoV-2 vaccine currently undergoing Phase 2 human clinical trials. These in-licensed City of Hope patent families, if issued, valid, and enforceable, will expire between 2041 and 2042, exclusive of any patent term adjustments or extensions.

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

In November 2022, we executed a Material Transfer Agreement (MTA) with the National Institutes of Health (NIH) for the clinical and commercial use of an unmodified (parental) MVA 1974/NIH Clone I as a vaccine against monkeypox virus. The MTA is royalty-free, non-exclusive, and worldwide.

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

NIH Licenses – On December 16, 2022, the Company entered into a Clinical Materials Transfer Agreement (MVA Vaccine Agreement) under which the Company has the right to develop and commercialize the unmodified (parental) MVA 1974/NTH Clone l strain as a vaccine against MPOX and SPOX.

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

Research and Development

Our expenditures for research and development activities were $9.1 million and $15.6 million during the years ended December 31, 2022 and 2021, respectively. As our vaccines continue to go through the process to obtain regulatory approval, we expect our research and development costs to increase. We have not yet formulated any plans for marketing and sales of any vaccine candidate we may successfully develop. Compliance with environmental protection laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position to date.

Scientific Advisors

We seek advice from our Scientific Advisory Board, which consists of a number of leading scientists, on scientific and medical matters. The current members of our Scientific Advisory Board are:

Name	Position/Institutional Affiliation
Harriet L. Robinson, PhD.	Chief Scientific Officer Emeritus, GeoVax
Stanley A. Plotkin, MD	Professor Emeritus, University of Pennsylvania, Adjunct Professor, Johns Hopkins University
Barney S. Graham, MD, PhD	Senior Investigator (retired), Vaccine Research Center, NIAID
Scott C. Weaver, PhD	Director, University of Texas Medical Branch Institute for Human Infections and Immunity
Olivera J. Finn, PhD	Distinguished Professor of Immunology and Surgery, University of Pittsburgh

Properties

Our principal executive offices are located in Smyrna, Georgia, where we lease approximately 8,400 square feet of office and laboratory space. Our lease for the premises is currently scheduled to terminate on December 31, 2025. We do not currently own any real property. We believe that our current facilities are adequate to meet our immediate needs, but that if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Human Capital Resources

We currently have fourteen full-time employees. None of our employees are covered by collective bargaining agreements and we believe that our employee relations are good. We also engage consultants and independent contractors to fulfill key roles and/or provide expert services on both an ongoing and short-term basis.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

Risks Related to Our Business and Capital Requirements

●	We have a history of operating losses, and we expect losses to continue for the foreseeable future.
●	We have received a going concern opinion from our auditors.
●	Our business will require continued funding. If we do not receive adequate funding, we may not be able to continue our operations.
●	Significant disruptions of information technology systems or breaches of information security systems could adversely affect our business.
●	Our business could be adversely affected by widespread public health epidemics or other catastrophic events beyond our control.

Risks Related to Development and Commercialization of Product Candidates and Dependence on Third Parties

●	Our products are still being developed and are unproven. These products may not be successful.
●	We depend upon key personnel who may terminate their employment with us at any time. If we were to lose the services of any of these individuals, our business and operations may be adversely affected.
●	Regulatory and legal uncertainties could result in significant costs or otherwise harm our business.
●	We face intense competition and rapid technological change that could result in products that are superior to, or earlier to the market than, the products we will be commercializing or developing.
●	Our product candidates are based on new medical technology and, consequently, are inherently risky. Concerns about the safety and efficacy of our products could limit our future success.
●	We may experience delays in our clinical trials that could adversely affect our financial results and our commercial prospects.
●	Failure to obtain timely regulatory approvals required to exploit the commercial potential of our products could increase our future development costs or impair our future sales.
●	State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities.
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

●	Changes in United States patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.
●	The patent protection and patent prosecution for our product candidates is dependent in part on third parties.

Risks Related to Our Common Stock

●	The market price of our common stock is highly volatile.
●	The sale or issuance of additional shares of our common stock or other equity securities could result in additional dilution to our stockholders.
●	Certain provisions of our certificate of incorporation which authorize the issuance of shares of preferred stock may make it more difficult for a third party to effect a change in control.
●	We have never paid dividends and have no plans to do so.
●	Public company compliance may make it more difficult for us to attract and retain officers and directors.
●	Our Certificate of Incorporation and Bylaws may be amended by the affirmative vote of a majority of our stockholders.
●	Broker-dealers may be discouraged from effecting transactions in shares of our common stock if we are considered to be a penny stock and thus subject to the penny stock rules.
●	We may be delisted from the Nasdaq Stock Market

Risks Related to Our Business and Capital Requirements

We have a history of operating losses, and we expect losses to continue for the foreseeable future.

As a research and development-focused company, we have had no product revenue to date and revenues from our government grants and other collaborations have not generated sufficient cash flows to cover operating expenses. Since our inception, we have incurred operating losses each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. We incurred a net loss of approximately $14 million for the year ended December 31, 2022. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, preclinical, clinical, and manufacturing efforts expand. Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of our product candidates, conduct preclinical tests and clinical trials, obtain the necessary regulatory approvals, and manufacture and market or otherwise commercialize our products. Unless we are able to successfully meet these challenges, we will not be profitable and may not remain in business.

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

We expect that our current working capital will be sufficient to support our planned level of operations into the fourth quarter of 2023. We will need to raise additional funds to significantly advance our vaccine development programs and to continue our operations. In order to meet our operating cash flow needs we plan to seek sources of non-dilutive capital through government grant programs and clinical trial support. We may also plan additional offerings of our equity securities, debt, or convertible debt instruments. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

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

We face intense competition and rapid technological change that could result in products that are superior to, or earlier to the market than, the products we will be commercializing or developing.

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

There has also been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products. There have been several Congressional inquiries and proposed bills, as well as state efforts, designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In June 2017, the FDA issued a Drug Competition Action plan intended to lower prescription drug prices by encouraging competition from generic versions of existing products. In July 2018, the FDA issued a Biosimilar Action Plan, intended to similarly promote competition to prescription biologics from biosimilars. In August 2020, the Inflation Reduction Act included provisions to increase Medicare’s ability to negotiate prescription drug prices.

Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. For example, in September 2017, the California State Assembly approved SB17, which requires pharmaceutical companies to notify health insurers and government health plans at least 60 days before any scheduled increases in the prices of their products if they exceed 16% over a two-year period, and further requiring pharmaceutical companies to explain the reasons for such increase and, effective in 2016, Vermont passed a law requiring certain manufacturers identified by the state to justify their price increases.

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

Our products may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Significant factors in determining whether we will be able to compete successfully include:

●	the efficacy and safety of our products;
●	the time and scope of regulatory approval;
●	reimbursement coverage from Medicare, Medicaid, insurance companies and others;
●	the price and cost-effectiveness of our products, especially as compared to any competitive products; and
●	the ability to maintain patent protection; and
●	the market demand is not readily known.

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

We are obligated to issue additional shares of our common stock in connection with our outstanding warrants if the warrant holders choose to exercise them. There are warrants exercisable for approximately13.4 million shares at exercise prices ranging from $1.65 to $13.00 per share. The exercise of these warrants will cause us to issue additional shares of our common stock and will dilute the percentage ownership of our shareholders.

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

We currently do not meet certain of Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules. If we are unable to regain compliance, we are likely to be delisted. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

We are required to meet the continued listing requirements of the Nasdaq Capital Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. For example, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock could be delisted.

On December 9, 2022, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until June 7, 2023 (the “Compliance Date”), to regain compliance. If the Company does not regain compliance with the Bid Price Requirement by the Compliance Date and is not eligible for an additional compliance period at that time, the Nasdaq staff will provide written notification to the Company that its common stock will be subject to delisting. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of our common stock.

Delisting from the Nasdaq Capital Market would cause us to pursue eligibility for trading of these securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our principal executive offices are located in Smyrna, Georgia, where we lease approximately 8,400 square feet of office and laboratory space. Our lease for the premises is currently scheduled to terminate on December 31, 2025. We do not currently own any real property. We believe that our current facilities are adequate to meet our immediate needs and that if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Holders

On March 15, 2022, there were 15 holders of record of our common stock. The majority of our shares of common stock are held by brokers and other institutions on behalf of stockholders, and we are unable to estimate the total number of stockholders represented by these record holders.

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

We did not repurchase any of our equity securities during the fourth quarter of 2022.

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

Overview

GeoVax is a clinical-stage biotechnology company developing immunotherapies and vaccines against infectious diseases and solid tumor cancers using novel vector vaccine platforms. GeoVax’s product pipeline includes ongoing human clinical trials for a next-generation COVID-19vaccine and a gene-directed therapy against advanced head and neck cancer. Additional research and development programs include preventive vaccines against Monkeypox (MPox), hemorrhagic fever viruses (Ebola Zaire, Ebola Sudan, Marburg, and Lassa) and Zika virus, as well as immunotherapies for multiple solid tumors.

Our programs are in various stages of development, the most significant of which are summarized below:

●

GEO-CM04S1 is currently undergoing a Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT04977024), evaluating its safety and efficacy as a preventive COVID-19 vaccine in patients who have previously received either an allogeneic hematopoietic cell transplant, an autologous hematopoietic cell transplant or chimeric antigen receptor (CAR) T cell therapy. GEO-CM04S1 is the only COVID-19 vaccine that includes both SARS-CoV-2 spike and nucleocapsid proteins to advance to a Phase 2 trial in cancer patients. The trial is also the first to compare an investigational multi-antigenic COVID-19 vaccine to the current Food and Drug Administration (FDA)-approved mRNA vaccine from Pfizer/BioNTech in people who are immunocompromised.

●

GEO-CM04S1 is also undergoing the Phase 2 portion of a Phase 1/2 trial (ClinicalTrials.gov Identifier: NCT04639466), evaluating its use as a universal booster vaccine to current FDA-approved two-shot mRNA vaccines from Pfizer/BioNTech and Moderna.

●

Gedeptin® is currently undergoing a Phase 1/2 clinical trial (ClinicalTrials.gov Identifier: NCT03754933) for treatment of patients with advanced head and neck squamous cell carcinoma (HNSCC). This trial is being funded in part by the U.S. Food & Drug Administration (FDA) pursuant to its Orphan Products Clinical Trials Grants Program. The trial is designed to inform the design of a larger patient trial that also may involve patients with other anatomically accessible oral and pharyngeal cancers, including cancers of the lip, tongue, gum, floor of mouth, salivary gland and other oral cavities.

●	We have additional research programs for vaccines and immunotherapies at various stages of preclinical development.

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

We expect our research and development expenditures to increase during 2023 and beyond as we advance our existing and future product candidates into and through clinical trials and pursue regulatory approval, especially with regard to the Gedeptin and GEO-CM04S1 clinical programs. We do not provide forward-looking estimates of costs and time to complete our research programs due to the many uncertainties associated with biotechnology research and development. Due to these uncertainties, our future expenditures are likely to be highly volatile in future periods depending on the outcomes of the trials and studies. As we obtain data from preclinical studies and clinical trials, we may elect to discontinue or delay certain development programs to focus our resources on more promising product candidates. Completion of preclinical studies and human clinical trials may take several years or more, but the length of time can vary substantially depending upon several factors. The duration and the cost of future clinical trials may vary significantly over the life of the project because of differences arising during development of the human clinical trial protocols, including the length of time required to enroll suitable patient subjects, the number of patients that ultimately participate in the clinical trial, the duration of patient follow-up, and the number of clinical sites included in the clinical trials.

General and administrative expenses

Our general and administrative expenses consist primarily of personnel costs in our executive, finance and investor relations, business development and administrative functions, including stock-based compensation. Other general and administrative expenses include consulting fees, professional service fees for accounting and legal services, lease expenses related to our offices, insurance premiums, intellectual property costs incurred in connection with filing and prosecuting patent applications, depreciation and other costs. We expect our general and administrative expenses to continue to increase in the future as we support expanded research and development activities, prepare for potential commercialization of our current and future product candidates, maintain compliance with requirements of Nasdaq and the Securities and Exchange Commission, and other general corporate activities.

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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements for the year ended December 31, 2022, which are included in this Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Stock-Based Compensation

We account for stock-based transactions in which the Company receives services from employees, directors or others in exchange for equity instruments based on the fair value of the award at the grant date. Stock-based compensation cost for awards of common stock is estimated based on the price of the underlying common stock on the date of issuance. Stock-based compensation cost for stock options or warrants is estimated at the grant date based on each instrument’s fair value as calculated by using the Black-Scholes option pricing model. We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period for the award. See Note 6 to our financial statements for additional stock-based compensation information.

Research and Development Expense

Research and development costs are charged to expense as incurred and consist of costs incurred in the discovery, development, testing and manufacturing of our product candidates. These expenses consist primarily of (i) salaries, benefits, and stock-based compensation for personnel, (ii) laboratory supplies and facility-related expenses to conduct development, (iii) fees paid to third-party service providers to perform, monitor and accumulate data related to our preclinical studies and clinical trials, (iv) costs related to sponsored research agreements, (v) costs to procure and manufacture materials used in clinical trials, and (vi) license fees and other expenses associated with technology license agreements.

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which may include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials, including clinical trial participant enrollment, completion of events, invoices received and other events. Advance payments for research and development activities are deferred and included in prepaid expenses and other assets. The deferred amounts are expensed as the related goods are delivered or the services are performed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations, other than the operating lease for our office and laboratory space.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	2022	2021	Change
Grant and collaboration revenue	$81,526	$385,501	$(303,975)
Operating expenses:
Research and development	9,123,479	15,554,171	(6,430,692)
General and administrative	4,986,611	3,577,153	1,409,458
Total operating expenses	14,110,090	19,131,324	(5,021,234)
Loss from operations	(14,028,564)	(18,745,823)	4,717,259
Total other income (expense)	7,439	175,506	(168,067)
Net loss	$(14,021,125)	$(18,570,317)	$4,549,192

Grant Revenues

Grant revenues decreased by $303,975 (79%) for the year ended December 30, 2022 compared to 2021, attributable to the differing mix of active grants as well as the timing of grant-related expenditures. As of December 31, 2022, all grant funds available for use directly by GeoVax have been expended.

Research and Development Expenses

Our research and development expenses were $9,123,479 for the year ended December 31, 2022, as compared to $15,554,171 for 2021, representing a decrease of $6,430,692 (41%). Research and development expense for 2021 includes $12,324,125 of upfront license fees and other costs related to our licenses of GEO-CM04S1 and Gedeptin; excluding these costs, research and development expense increased by $5,893,433 (182%) from 2021 to 2022. The increase during 2022 relates primarily to higher personnel costs (including the use of external consultants), costs of conducting clinical trials for GEO-CM04S1 and Gedeptin, costs of manufacturing materials for use in our clinical trials, and a generally higher level of activity. Research and development expense for 2022 and 2021 includes stock-based compensation expense of $225,031 and $96,814, respectively, associated with employee stock options.

General and Administrative Expenses

Our general and administrative expenses were $4,986,611 for the year ended December 31, 2022, as compared to $3,577,153 for 2021, representing an increase of $1,409,458 (39%). The increase during 2022 relates primarily to higher personnel costs (including the use of external consultants), patent costs, investor relations consulting costs, and travel expenses. General and administrative expense for 2022 and 2021 includes stock-based compensation expense of $677,043 and $273,173, respectively, associated with employee and consultant stock options and stock awards.

Other Income (Expense)

Interest income was $7,439 and $4,736 for the years ended December 31, 2022 and 2021, respectively. The variances between years are primarily attributable to the cash available for investment and to interest rate fluctuations. Interest expense was $-0- and $1,286 for the years ended December 31, 2022 and 2021, respectively. During 2021, we recorded a $172,056 gain on debt extinguishment associated with the forgiveness of the PPP loan principal and accrued interest.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of December 31, 2022 and 2021, and our cash flows for the years then ended:

	As of December 31,
Liquidity and Capital Resources	2022	2021
Cash and cash equivalents	$27,612,732	$11,423,870
Working capital	24,190,836	6,193,756

	Year Ended December 31,
Cash Flow Data	2022	2021
Net cash provided by (used in):
Operating activities	$(19,030,208)	$(11,196,420)
Investing activities	(134,258)	(47,718)
Financing activities	35,353,328	12,784,212
Net increase in cash and cash equivalents	$16,188,862	$1,540,074

Operating Activities – Net cash used in operating activities of $19,030,208 for 2022 was primarily due to our net loss of $14,021,125, offset by non-cash items such as depreciation expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $11,196,420 for 2021 was primarily due to our net loss of $18,570,317, offset by non-cash items such as depreciation expense, stock-based compensation expense and the gain recognized on debt extinguishment, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $134,258 and $47,718 for 2022 and 2021, respectively, and relates to purchases of property and equipment.

Financing Activities – Net cash provided by financing activities was $35,353,328 for 2022, consisting of (i) aggregate net proceeds of $27,727,194 from offerings of our common stock and (ii) $7,626,134 of net proceeds from the exercise of warrants. Net cash provided by financing activities was $12,784,212 for 2021, consisting of (i) net proceeds of $9,408,920 from a public offering of our common stock, (ii) $3,404,156 of net proceeds from the exercise of warrants, (iii) $28,864 in principal repayments of a note payable and repurchase of preferred stock.

Funding Requirements and Sources of Capital

To date, we have not generated any product revenue. We do not know when, or if, we will generate any product revenue and we do not expect to generate significant product revenue unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks incident to the development of new products, and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We expect to incur additional costs associated with operating as a public company and anticipate that we will need substantial additional funding in connection with our continuing operations. We have funded our operations to date primarily from sales of our equity securities and from government grants and clinical trial assistance.

As of the date of this Annual Report, we expect our existing cash and cash equivalents will be sufficient to fund our operations into the fourth quarter of 2023. This projection takes into consideration contractual commitments we have made, and expect to make, in the normal course of operating our business, which include (i) obligations to our employees, (ii) our lease obligations, (iii) payments due under license agreements for various technologies and patent rights associated with our product development activities, (iv) arrangements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third-party vendors for clinical trials services and production of materials for use in our clinical trials, and (v) other various firm purchase commitments and contractual obligations related to production and testing of our product candidates and the general operation of our business.

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

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2022 and 2021 and for the two-year period ended December 31, 2022 together with the independent registered public accounting firm’s report thereon, are set forth on pages F-1 to F-16 of this Annual Report on Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Information required by this Item is included in our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC under the captions “Directors and Executive Officers” and “Corporate Governance” and is incorporated herein by this reference.

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

The Company will post on its website, www.geovax.com, or will disclose on a Form 8-K filed with the SEC, any amendments to, or waivers from, a provision of the Code of Ethics that applies to the Chief Executive Officer or the Chief Financial Officer, or persons performing similar functions, and that relate to (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the code; or (v) accountability for adherence to the Code of Ethics. Any waiver granted to an executive officer or a director may only be granted by the Board and will be disclosed, along with the reasons therefor, on a Form 8-K filed with the SEC. No such waivers were granted in 2022.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC under the captions “Corporate Governance” and “Executive Compensation” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC under the captions “Security Ownership of Principal Stockholders, Directors and Executive Officers” and is incorporated herein by this reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2022 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	1,158,800	$2.77	166,700
Equity compensation plans not approved by stockholders
Contingent options (1)	900,000	$0.76	-0-
Management warrants (2)	272,997	$5.00	-0-

(1) Stock options granted in 2022 contingent upon receipt of stockholder approval at the 2023 annual meeting of stockholders.

(2) Stock purchase warrants issued in 2020 as part of deferred salary conversions by members of management and the board of directors.

A description of our equity compensation plans can be found in footnote 6 to our 2022 consolidated financial statements, which are filed as exhibits this document.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC under the caption “Ratification of Appointment of the Independent Registered Public Accounting Firm” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(2)	Financial Statement Schedules

The following financial statement schedule is set forth on page F-16 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2022 and 2021

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description
3.1	Certificate of Incorporation (3)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (5)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (6)
3.1.3	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 2, 2013 (7)
3.1.4	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed May 13, 2015 (8)
3.1.5	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed June 14, 2016 (10)
3.1.6	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 4, 2017 (11)
3.1.7	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 30, 2019 (14)
3.1.8	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed January 21, 2020 (16)
3.1.9	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed September 24, 2020 (23)
3.2	Bylaws (3)
4.1	Form of Stock Certificate representing the Company’s Common Stock, par value $0.001 per share (20)
4.1.1	Form of Common Stock Purchase Warrant, dated September 29, 2020(22)
4.1.2	Form of Representative’s Warrant Agreement, dated September 29, 2020 (21)
4.1.3	Form of Warrant Agent Agreement (21)
4.1.4	Form of Warrant issued to certain Management Creditors, dated September 29, 2020 (21)
4.1.5	Form of Common Stock Purchase Warrant, dated June 26, 2020 (19)
4.1.6	Form of Underwriters Warrant Agreement dated February 11, 2021 (26)
4.1.7	Form of Common Stock Purchase Warrant, dated September 28, 2021 (28)
4.1.8	Form of Common Warrant, dated January 19, 2022 (30)
4.1.9	Form of Preferred Investment Option, dated May 27, 2022 (32)
10.1 **	Employment Agreement between GeoVax Labs, Inc. and David A. Dodd (12)
10.2 **	Employment Agreement between GeoVax, Inc. and Mark W. Reynolds (4)
10.2.1 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Mark W. Reynolds (8)
10.3 **	Employment Agreement between GeoVax, Inc. and Mark J. Newman, PhD, as Amended and Restated March 9, 2022 (31)
10.3.1**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Mark J. Newman, PhD (33)
10.4 **	Consulting Agreement by and between GeoVax, Inc. and Kelly T. McKee, MD, dated December 22, 2021 (31)
10.4.1 *,**	Employment Agreement between GeoVax, Inc. and Kelly T. McKee, MD
10.4.2 *,**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Kelly T. McKee, MD
10.5 **	Employment Agreement between GeoVax, Inc. and John W. Sharkey, PhD (33)
10.5.1 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and John W. Sharkey, PhD (33)
10.6 **	GeoVax Labs, Inc. 2020 Stock Incentive Plan, as amended and restated August 11, 2021 (18)

10.6.1 **	Form of Non-Qualified Stock Option Agreement (2020 Stock Incentive Plan) (27)
10.6.2	GeoVax Labs, Inc. 2023 Stock Incentive Plan (34)
10.7	License Agreement (as amended and restated) between GeoVax, Inc. and Emory University (2)
10.8	Patent and Biological Materials License Agreement with the National Institute of Allergy and Infectious Diseases, dated October 22, 2020 (24)
10.9	Patent and Biological Materials License Agreement for Internal Research Use with the National Institute of Allergy and Infectious Diseases, dated November 25, 2020 (25)
10.10	Office and Laboratory Lease between UCB, Inc. and GeoVax, Inc. (17)
10.10.1 *	Amendment to Office Lease Agreement between UCB, Inc. and GeoVax, Inc.
10.11	Summary of the GeoVax Labs, Inc. Director Compensation Plan (31)
10.12	Assignment and License Agreement by and between GeoVax, Inc. and PNP Therapeutics, Inc. dated September 28, 2021 (28)
10.13	Exclusive License Agreement by and between GeoVax, Inc. and City of Hope, dated November 9, 2021 (29)
14.1	Code of Ethics (13)
21.1	Subsidiaries of the Registrant (15)
23.1 *	Consent of Wipfli LLP (U.S. PCAOB Auditor Firm ID 344)
31.1 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded with the Inline XBRL Document) (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Annual Report on Form 10-K and included in the Exhibit 101 Inline XBRL Document Set (1)

___________________

*	Filed herewith.
**	Indicates a management contract or compensatory plan or arrangement.
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

(30)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 20, 2022.
(31)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 9, 2022.
(32)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 27, 2022.
(33)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed August 3, 2022.
(34)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed December 8, 2022.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.

By:	/s/ David A. Dodd
Name:	David A. Dodd
Title:	President and Chief Executive Officer

Date:	March 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ David A. Dodd	Director President and Chief Executive Officer	March 23, 2023
David A. Dodd	(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	March 23, 2023
Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ Randal D. Chase	Director	March 23, 2023
Randal D. Chase

/s/ Dean G. Kollintzas	Director	March 23, 2023
Dean G. Kollintzas

/s/ Nicole Lemerond	Director	March 23, 2023
Nicole Lemerond

/s/ Robert T. McNally	Director	March 23, 2023
Robert T. McNally

/s/ Jayne Morgan	Director	March 23, 2023
Jayne Morgan

/s/ John N. Spencer, Jr.	Director	March 23, 2023
John N. Spencer, Jr.

GEOVAX LABS, INC.

235 Peachtree Street NE Suite 1800 Atlanta, GA 30303	404 588 4200 wipfli.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GeoVax Labs, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GeoVax Labs, Inc. and subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements and schedule (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company expects to continue to generate operating losses in the foreseeable future and will require additional funding to continue its research and development activities. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ WIPFLI LLP

We have served as the Company’s auditor since 2005.

Atlanta, Georgia

March 23, 2023

GEOVAX LABS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$27,612,732	$11,423,870
Grant funds receivable	-	49,006
Prepaid expenses	1,325,998	156,240
Total current assets	28,938,730	11,629,116
Property and equipment, net	234,912	156,938
Other assets	2,174,286	11,010

Total assets	$31,347,928	$11,797,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,747,682	$2,057,534
Accrued expenses	3,000,212	3,377,826
Total current liabilities	4,747,894	5,435,360
Other liabilities	-	2,000,000
Total liabilities	4,747,894	7,435,360

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value: Authorized shares – 600,000,000 Issued and outstanding shares – 26,334,953 and 6,381,541 at December 31, 2022 and 2021, respectively	26,335	6,382
Additional paid-in capital	104,970,722	68,731,220
Accumulated deficit	(78,397,023)	(64,375,898)
Total stockholders’ equity	26,600,034	4,361,704

Total liabilities and stockholders’ equity	$31,347,928	$11,797,064

See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
Grant revenue	$81,526	$385,501

Operating expenses:
Research and development	9,123,479	15,554,171
General and administrative	4,986,611	3,577,153
Total operating expenses	14,110,090	19,131,324

Loss from operations	(14,028,564)	(18,745,823)

Other income (expense):
Interest income	7,439	4,736
Interest expense	-	(1,286)
Gain on debt extinguishment	-	172,056
Total other income (expense)	7,439	175,506

Net loss	$(14,021,125)	$(18,570,317)

Basic and diluted:
Net loss per common share	$(0.83)	$(3.04)
Weighted average shares outstanding	16,973,194	6,099,933

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2020	100	$76,095	3,834,095	$3,834	$55,294,504	$(45,805,581)	$9,568,852
Sale of common stock for cash	-	-	1,644,000	1,644	9,407,276	-	9,408,920
Issuance of common stock upon warrant exercise	-	-	889,739	890	3,403,266	-	3,404,156
Issuance of common stock for services	-	-	13,707	14	71,827	-	71,841
Issuance of warrant for technology license	-	-	-	-	209,825	-	209,825
Repurchase of preferred stock	(100)	(76,095)	-	-	75,095	-	(1,000)
Stock option expense	-	-	-	-	269,427	-	269,427
Net loss for the year ended December 31, 2021	-	-	-	-	-	(18,570,317)	(18,570,317)
Balance at December 31, 2021	-	-	6,381,541	6,382	68,731,220	(64,375,898)	4,361,704
Sale of common stock and warrants for cash	-	-	1,757,484	1,757	27,725,437	-	27,727,194
Issuance of common stock upon warrant exercise	-	-	18,052,428	18,052	7,608,082	-	7,626,134
Issuance of common stock for services	-	-	143,500	144	132,606	-	132,750
Stock option expense	-	-	-	-	773,377	-	773,377
Net loss for the year ended December 31, 2022	-	-	-	-	-	(14,021,125)	(14,021,125)
Balance at December 31, 2022	-	$-	26,334,953	$26,335	$104,970,722	$(78,397,023)	$26,600,034

See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,021,125)	$(18,570,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,284	38,521
Stock-based compensation expense	902,074	369,987
Warrant issued for technology license	-	209,825
Gain on debt extinguishment	-	(172,056)
Changes in assets and liabilities:
Grant funds receivables	49,006	133,657
Prepaid expenses and other current assets	(1,165,705)	(16,270)
Other assets	(2,163,276)	-
Accounts payable, accrued expenses and other liabilities	(2,687,466)	6,810,233
Total adjustments	(5,009,083)	7,373,897
Net cash used in operating activities	(19,030,208)	(11,196,420)

Cash flows from investing activities:
Purchase of equipment	(134,258)	(47,718)
Net cash used in investing activities	(134,258)	(47,718)

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	27,727,194	9,408,920
Net proceeds from warrant exercises	7,626,134	3,404,156
Repurchase of preferred stock	-	(1,000)
Principal repayment of note payable	-	(27,864)
Net cash provided by financing activities	35,353,328	12,784,212

Net increase in cash and cash equivalents	16,188,862	1,540,074
Cash and cash equivalents at beginning of period	11,423,870	9,883,796

Cash and cash equivalents at end of period	$27,612,732	$11,423,870

Supplemental disclosure of non-cash financing activities:

During the year ended December 31, 2021, we issued 149,705 shares of common stock upon the cashless exercise of stock purchase warrants and $172,056 of principal and accrued interest related to a note payable was extinguished upon the loan’s forgiveness.

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

1.	Description of Business and Recent Developments

GeoVax Labs, Inc., headquartered in the Atlanta, Georgia metropolitan area, is a clinical-stage biotechnology company incorporated under the laws of the State of Delaware. GeoVax Labs, Inc. and its wholly owned subsidiary, GeoVax, Inc., a Georgia corporation, are collectively referred to herein as “GeoVax” or the “Company”.

The Company is focused on developing immunotherapies and vaccines against infectious diseases and cancers using novel vector vaccine platforms. GeoVax’s product pipeline includes ongoing human clinical trials for vaccines against COVID-19 and a therapy for advanced head and neck cancer. Additional research and development programs include preventive vaccines against hemorrhagic fever viruses (Ebola Zaire, Ebola Sudan, Marburg, and Lassa Fever) Zika virus, and malaria, as well as immunotherapies for solid tumors.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeoVax Labs, Inc. together with GeoVax, Inc. All intercompany transactions have been eliminated in consolidation.

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

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. We expect to continue to generate operating losses in the foreseeable future and will require additional funding to continue our research and development activities. We believe that our existing cash resources will be sufficient to continue our planned operations into the fourth quarter of 2023. Due to our history of operating losses and our continuing need for capital to conduct our research and development activities, there is substantial doubt concerning our ability to operate as a going concern beyond that date. We are currently exploring sources of capital and intend to fund our future operations through additional private and/or public offerings of debt or equity securities. We also intend to seek additional capital through government grants, arrangements with strategic partners or from other sources. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern. There can be no assurance that additional funding will be available on favorable terms or at all. If we fail to obtain additional capital when needed, we will be required to delay, scale back, or eliminate some or all of our research and development programs as well as reduce our general and administrative expenses.

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

Fair Value of Financial Instruments and Concentration of Credit Risk

Financial instruments that subject us to concentration of credit risk consist primarily of cash and cash equivalents, which are maintained by high credit quality financial institutions. The carrying values reported in the balance sheets for cash and cash equivalents approximate fair values.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred, while additions and improvements are capitalized. We calculate depreciation using the straight-line method over the estimated useful lives of the assets (generally 5 years). We amortize leasehold improvements using the straight-line method over the term of the related lease.

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

Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. The Company’s additional potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 15,442,915 and 3,778,931 shares at December 31, 2022 and 2021, respectively.

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

Research and Development Expense

Research and development costs are charged to expense as incurred and consist of costs incurred in the discovery, development, testing and manufacturing of our product candidates. These expenses consist primarily of (i) salaries, benefits, and stock-based compensation for personnel, (ii) laboratory supplies and facility-related expenses to conduct development, (iii) fees paid to third-party service providers to perform, monitor and accumulate data related to our preclinical studies and clinical trials, (iv) costs related to sponsored research agreements, (v) costs to procure and manufacture materials used in clinical trials, and (vi) license fees and other expenses associated with technology license agreements.

We accrue for estimated costs of research and development activities conducted by third-party service providers, which may include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies or trials, including clinical trial participant enrollment, completion of events, invoices received and other events. Advance payments for research and development activities are deferred and included in prepaid expenses and other assets. The deferred amounts are expensed as the related goods are delivered or the services are performed.

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

Other Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements, nor do we believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

3.	Balance Sheet Components

Prepaid Expenses – Prepaid expenses consist of the following as of December 31, 2022 and 2021:

	2022	2021
Prepaid clinical trial costs (current portion)	$1,171,077	$-
Prepaid insurance premiums	107,876	123,248
Prepaid rent	13,045	13,045
Other prepaid expenses	34,000	19,947
Total prepaid expenses	$1,325,998	$156,240

Property and Equipment – Property and equipment consist of the following as of December 31, 2022 and 2021:

	2022	2021
Equipment and furnishings	$725,812	$591,554
Leasehold improvements	115,605	115,605
Total property and equipment	841,417	707,159
Accumulated depreciation and amortization	(606,505)	(550,221)
Property and equipment, net	$234,912	$156,938

Depreciation expense was $56,284 and $38,521 during the years ended December 31, 2022 and 2021, respectively.

Other Assets – Other assets consist of the following as of December 31, 2022 and 2021:

	2022	2021
Prepaid clinical trial costs (noncurrent portion)	$2,083,276	$-
Prepaid technology license fees	80,000	-
Deposits	11,010	11,010
Total other assets	$2,174,286	$11,010

Accrued Expenses – Accrued expenses consist of the following as of December 31, 2022 and 2021:

	2022	2021
Accrued license fees (current portion)	$2,000,000	$3,000,000
Payroll-related liabilities	550,810	269,000
Other accrued expenses	449,402	108,826
Total accrued expenses	$3,000,212	$3,377,826

Other Liabilities – Other liabilities were $2,000,000 at December 31, 2021 and consist of the noncurrent portion of accrued technology license fees.

4.	Commitments

Operating Lease. We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2025. Rent expense for the years ended December 31, 2022 and 2021 was $176,797 and $166,242, respectively. Future minimum lease payments total approximately $182,000 in 2023, $187,000 in 2024, and $193,000 in 2025 although the lease may be terminated at any time by either party with one hundred eighty days written notice.

License Agreements. We have entered into license agreements for various technologies and patent rights associated with our product development activities. These agreements may contain provisions for upfront payments, milestone fees due upon the achievement of selected development and regulatory events, minimum annual royalties or other fees, and royalties based on future net sales. Due to the uncertainty of the achievement and timing of the contingent events requiring payment under these agreements, the amounts to be paid by us in the future are not determinable.

Other Commitments. In the normal course of business we enter into various contracts and purchase commitments including those with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) for clinical trials services and production of materials for use in our clinical trials. Most contracts are generally cancellable, with notice, at the Company’s option. Payments due upon cancellation may consist of payments for services provided or expenses incurred to date, or cancellation penalties depending on the time of cancellation.

5.	Stockholders’ Equity

Preferred Stock

In June 2021, we repurchased the remaining 100 shares of our Series B convertible preferred stock for a total price of $1,000. There are no shares of our preferred stock outstanding.

Common Stock

2021 Public Offering – On February 11, 2021, we closed an underwritten public offering of 1,644,000 shares of our common stock. Net proceeds after deducting underwriting discounts and commissions and other offering expenses were approximately $9.4 million.

2021 Warrant Exercises – During 2021, we issued 740,034 shares of our common stock upon the exercise of warrants, resulting in net proceeds to us of approximately $3.4 million, and we issued 149,705 shares of our common stock upon the exercise of 215,672 warrants using the cashless exercise feature of the warrants.

January 2022 Private Placement – On January 19, 2022, we closed a private placement of 707,484 shares of common stock, a pre-funded warrant to purchase 2,360,000 shares of common stock for a nominal exercise price per share and a warrant to purchase 3,067,484 shares of common stock at an exercise price of $3.26 per share (the “January 2022 Warrant”). Net proceeds after deducting placement agent commissions and other offering expenses were approximately $9.2 million. During March 2022, the pre-funded warrant was exercised in full.

May 2022 Private Placement – On May 27, 2022, we closed a private placement of 1,050,000 shares of common stock, a pre-funded warrant to purchase 11,071,214 shares of common stock for a nominal exercise price per share, and a warrant to purchase 12,121,214 shares of common stock at an exercise price of $1.65 per share (the “May 2022 Warrant”). Net proceeds after deducting placement agent commissions and other offering expenses were approximately $18.5 million. The pre-funded warrant was exercised as to 1,980,304 shares concurrent with the closing and as to the remaining 9,090,910 shares during June and July. During August, the May 2022 Warrant was exercised as to 4,621,214 shares, resulting in net proceeds to us of approximately $7,626,000.

Other Common Stock Transactions – During 2022 and 2021 we issued 143,500 and 13,707 shares, respectively, of our common stock pursuant to consulting agreements.

Common Stock Reserved for Future Issuance – Common stock reserved for future issuance consists of the following at December 31, 2022:

Shares
Stock warrants outstanding	13,384,115
Stock options outstanding	2,058,800
Stock options authorized for future grants	16,700
Total	15,459,615

Stock Options

We have a stock-based incentive plan (the “2020 Plan”) pursuant to which our Board of Directors may grant stock options to our employees, directors and consultants. A total of 2,250,000 shares of our common stock are currently reserved for issuance pursuant to the 2020 Plan. The exercise price for any option granted may not be less than fair value (110% of fair value for ISO’s granted to certain employees). Options have a maximum ten-year term.

A summary of the Company’s stock option activity during 2022 is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	962,300	$3.18	9.3	$499,660
Granted	1,096,500	0.76
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2022	2,058,800	$1.89	9.2	$-
Exercisable at December 31, 2022	588,089	$3.12	8.3	$-

Stock Warrants

The table below summarizes information concerning warrants outstanding as of December 31, 2022, all of which are currently exercisable.

Issue Date	Number of Shares	Exercise Price	Expiration
June 2020	120,000	$1.65	June 2025
September 2020	2,396,631	5.00	September 2025
September 2020	128,000	5.50	March 2024
February 2021	72,000	6.88	August 2024
September 2021	100,000	13.00	September 2026
January 2022	3,067,484	3.26	February 2027
May 2022	7,500,000	1.65	May 2028
Outstanding at December 31, 2022	13,384,115

As a result of anti-dilution price adjustments related to our equity transactions in January and May 2022, the exercise price of the June 2020 Warrants was reduced from $5.00 to $1.65 during 2022.

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

	2022	2021
Weighted average risk-free interest rates	3.54%	1.43%
Expected dividend yield	0.0%	0.0%
Expected life of option (in yrs)	7.0	7.0
Expected volatility	160.0%	84.8%

The weighted-average grant date fair values of stock options granted during 2022 and 2021 were $0.73 and $2.87, respectively. As of December 31, 2022, there is $1,449,405 of unrecognized compensation expense that will be recognized over a weighted-average period of 2.0 years.

We also have issued shares of restricted common stock to consultants and recognize the related expense over the terms of the related agreements. As of December 31, 2022, there is $24,000 recorded as a prepaid expense for these arrangements, which will be recognized as expense over the terms of the related agreements.

The following table summarizes our total stock-based compensation expense for employees, directors and consultants for the years ended December 31, 2022 and 2021:

	2022	2021
Stock options:
Research and development	$225,031	$96,814
General and administrative	548,346	172,613
Total stock option expense	773,377	269,427
Stock awards (consultants):
General and administrative	128,697	100,560
Total stock-based compensation expense	$902,074	$369,987

During September 2021, we recorded $209,825 of expense associated with the issuance of a stock purchase warrant in connection with our entering into a technology licensing agreement; such amount was recorded as research and development expense.

7.	Retirement Plan

We participate in a multi-employer defined contribution retirement plan (the “401k Plan”) administered by a third-party service provider, and the Company contributes to the 401k Plan on behalf of its employees based upon a matching formula. During the years ended December 31, 2022 and 2021 our contributions to the 401k Plan were $53,643 and $36,980, respectively.

8.	Income Taxes

At December 31, 2022, we have a consolidated federal net operating loss (“NOL”) carryforward of approximately $76 million available to offset against future taxable income of which approximately $38.5 million expires in varying amounts in 2023 through 2037. Additionally, we have approximately $2.2 million in research and development (“R&D”) tax credits that expire in 2023 through 2042 unless utilized earlier. No income taxes have been paid to date. Section 382 of the Internal Revenue Code contains provisions that may limit our utilization of our NOL and R&D tax credit carryforwards in any given year as a result of significant changes in ownership interests that have occurred in past periods or may occur in future periods.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have established a full valuation allowance equal to the amount of our net deferred tax assets due to uncertainties with respect to our ability to generate sufficient taxable income to realize these assets in the future. The table below presents significant components of our deferred tax assets and liabilities at December 31, 2022 and 2021.

	2022	2021
Deferred tax assets:
Net operating loss carryforward	$19,764,569	$18,449,694
Research and development tax credit carryforward	2,202,603	1,566,293
Stock-based compensation expense	330,553	129,475
Accrued expenses	663,211	69,940
Total deferred tax assets	22,960,936	20,215,402
Deferred tax liabilities
Depreciation	51,466	30,945
Net deferred tax assets	22,909,470	20,184,457
Valuation allowance	(22,909,470)	(20,184,457)
Net deferred tax asset after reduction for valuation allowance	$-0-	$-0-

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	2022	2021
U.S. federal statutory rate applied to pretax loss	21.0%	21.0%
State income tax (benefit)	3.9	4.0
Permanent differences	(0.0)	0.2
NOL carryforward expiration	(15.6)	(5.3)
R&D tax credits, net of expiration	4.6	2.0
Change in valuation allowance and other adjustments	(13.9)	(21.9)
Effective tax rate	0.0%	0.0%

9.	Grant Revenue

During 2022 and 2021 we received payments from government entities under our grants from the National Institute of Allergy and Infectious Diseases (NIAID) and from the U.S. Department of Defense in support of our vaccine research and development efforts. We record revenue associated with government grants as the reimbursable costs are incurred. Total revenues recorded for these grants during 2022 and 2021, were $81,526 and $385,501, respectively. As of December 31, 2022, all funds available under these grants for our direct use have been utilized.

GEOVAX LABS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2022 and 2021

		Additions (Reductions)
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End Of Period
Reserve Deducted in the Balance Sheet From the Asset to Which it Applies:

Allowance for Deferred Tax Assets
Year ended December 31, 2022	$20,184,457	$2,725,013	$-0-	$-0-	$22,909,470
Year ended December 31, 2021	$15,975,667	$4,208,790	$-0-	$-0-	$20,184,457