Form 10-K/A
period 2022-12-31
GeoVax Labs, Inc.
filed 2023-04-27
CIK 832489

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

Number of shares of Common Stock outstanding as of April 27, 2023: 26,443,649

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of GeoVax Labs, Inc. for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission on March 23, 2023 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2022. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

iii

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers as of April 27, 2023:

Name	Age	Current Position
David A. Dodd	73	Chairman of the Board of Directors, President and Chief Executive Officer
Mark W. Reynolds, CPA	61	Chief Financial Officer and Corporate Secretary
Mark J. Newman, Ph.D.	68	Chief Scientific Officer
Kelly T. McKee M.D.	73	Chief Medical Officer
John W. Sharkey, Ph.D.	66	Vice President, Business Development
Randal D. Chase, Ph.D. (1)(2)(3)	73	Independent Director
Dean G. Kollintzas (2)(3)	50	Independent Director
Nicole Lemerond (3)	47	Independent Director
Robert T. McNally Ph.D. (1)(2)	75	Independent Director
Jayne Morgan, M.D. (2)	60	Independent Director
John N. Spencer, Jr. (1)(3)	82	Independent Director

(1)	Member of the Compensation Committee of the Board of Directors.
(2)	Member of the Nominating and Governance Committee of the Board of Directors.
(3)	Member of the Audit Committee of the Board of Directors.

David A. Dodd. Mr. Dodd joined the Board of Directors in March 2010, becoming Chairman of our Board of Directors on January 1, 2011. Effective September 5, 2018, Mr. Dodd became our President and Chief Executive Officer, following Dr. McNally’s retirement. His executive management experience in the pharmaceutical and biotechnology industries spans more than 40 years. From September 2017 to April 2018, he served as Chief Executive Officer, and as a member of the Board of Directors of Medizone International, Inc. (“Medizone”), a developer and manufacturer of disinfectant systems. On April 20, 2018, Medizone announced that certain of its creditors had commenced an involuntary bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code against Medizone. The creditors included Medizone’s former Chairman and Chief Executive Officer and its former Director of Operations. From April 2013 to July 2017, Mr. Dodd served as President and Chief Executive Officer, and as a member of the Board of Directors, of Aeterna Zentaris Inc., a drug development company. He was Chairman of the Board of Directors of Aeterna Zentaris, Inc. from May 2014 to May 2016, and continued to serve as a member of its Board of Directors until May 2018. From December 2007 to June 2009, Mr. Dodd was President, Chief Executive officer and Chairman of BioReliance Corporation, a leading provider of biological safety and related testing services. From October 2006 to April 2009, he served as non-executive Chairman of Stem Cell Sciences Plc., where he oversaw the development and implementation of a strategic growth plan, implementation of an experienced executive team, and the sale of the company to Stem Cells, Inc. in April 2009. Before that, Mr. Dodd served as President, Chief Executive Officer and Director of Serologicals Corporation before it was sold to Millipore Corporation in July 2006 for $1.5 billion. For the five years prior, Mr. Dodd served as President and Chief Executive Officer of Solvay Pharmaceuticals, Inc. and Chairman of its subsidiary Unimed Pharmaceuticals, Inc. He is also the Chief Executive Officer of RiversEdge BioVentures, an investment and advisory firm focused on the life sciences and pharmaceuticals industries, which he founded in 2009. Mr. Dodd holds Bachelor of Science and Master of Science degrees from Georgia State University and completed the Harvard Business School Advanced Management Program. The Board of Directors has concluded that Mr. Dodd should serve on the Board of Directors due to his experience in the pharmaceutical industry and his involvement as an officer and director of the Company, as well as his background in general management, business transformation, corporate partnering, and mergers and acquisitions.

Mark W. Reynolds, CPA. Mr. Reynolds joined the Company in October 2006 as Chief Financial Officer and Corporate Secretary. From 2004 to 2008, Mr. Reynolds served as Chief Financial Officer for HealthWatchSystems, Inc. a privately-held company in the consumer healthcare industry. From 2004 to 2006, he served as Chief Financial Officer for Duska Therapeutics, Inc., a publicly-held biotechnology company. From 1988 to 2002, Mr. Reynolds worked for CytRx Corporation, a publicly-held biopharmaceutical company, where he first served as Controller and then as Chief Financial Officer. Mr. Reynolds began his career as an auditor with Arthur Andersen & Co. from 1985 to 1988. He is a certified public accountant and holds a Master of Accountancy degree from the University of Georgia.

Mark J. Newman, Ph.D. Dr. Newman joined the Company as our Chief Scientific Officer on August 25, 2020 on a part-time basis, becoming a full-time employee effective March 1, 2022. Dr. Newman, who previously served the Company as vice president of research and development from 2010 to 2013, worked for the Company on a part-time basis until March 2022, at which time he became a full-time employee. Prior, he served senior management positions at PaxVax, Pharmexa A/S, Epimmune, Vaxcel, Apollon, and Cambridge Biotech. During his 30-year career he shepherded the development of experimental vaccine and adjuvant products through preclinical research and into Phase 1 & 2 clinical testing. He is widely published in peer review publications and holds 10 U.S. patents. He holds a dual B.Sc/M.Sc. degree in Agriculture and Pre-Veterinary Medicine from the Ohio State University and a his Ph.D. in Immunology at the John Curtin School for Medical Research, The Australian National University, Canberra.

Kelly T. McKee, M.D. Dr. McKee was appointed as our Chief Medical Officer effective January 6, 2022 and served in that role on a part-time consulting basis until becoming a full-time employee effective March 1, 2023. Dr. McKee has over 30 years of experience in research and development, with specific expertise in vaccines, emerging diseases, biodefense, and respiratory viral infections. His progressive clinical research experience began in 1981 at Fort Detrick, Frederick, MD., United States, where he held a variety of leadership positions in virology, immunology, preventive medicine, and clinical research and development with the U.S. Army, retiring as a Colonel in 2001. Dr. McKee subsequently served as State Epidemiologist in North Carolina, and as Senior Director of Clinical Research at DynPort Vaccine Company. He then held multiple leadership roles, including Vice President and Managing Director of Public Health and Government Services, and Vice President for Vaccines and Public Health in the Infectious Diseases and Vaccines Center of Excellence, at Quintiles/QuintilesIMS (now IQVIA) for more than 10 years. Since 2017 he has provided contract clinical development and medical advisory services to biopharmaceutical industry in infectious diseases and related areas. Dr. McKee earned an M.D. from the University of Virginia School of Medicine, and a Master of Public Health from Johns Hopkins University School of Hygiene and Public Health in Baltimore, MD. He has authored or co-authored more than 100 peer-reviewed publications and book chapters.

John W. Sharkey, Ph.D. Dr. Sharkey joined the Company as our Vice President, Business Development, effective June 13, 2022. Prior to his current appointment, he served as our part-time Head of Business Development pursuant to a consulting agreement. Previously, as CEO of Largent Health, LLC, he oversaw the development strategy for three 510(k) medical devices incorporating a proprietary antimicrobial technology, eventually leading to the registration and commercial launch of the 1st FDA cleared dental cavity cleanser with antimicrobial claims. In 2010, Dr. Sharkey founded Cogas Consulting, LLC, a consultancy providing executive management, technical development, regulatory and business development services to small and mid-size pharma and medical device companies. He has also assisted several companies in their financing activities. Prior to the above, he held senior executive positions within both Novartis and Shionogi and was involved in several notable partnering transactions including Novartis obtaining European rights to Lucentis® as well obtaining global rights to Focalin® and Focalin® XR and Shionogi’s global license for Osphena®. Dr. Sharkey holds a Ph.D. in Chemistry from the University of Buffalo and a B.S. in Chemistry from the State University of New York at Oneonta.

Randal D. Chase, Ph.D. Dr. Chase joined the Board of Directors in March 2015. Dr. Chase is an experienced pharmaceutical and biotechnology executive who currently serves as a business advisor and consultant to companies in the life science sector. From February 2017 to April 2018, Dr. Chase was President and Chief Executive Officer of Advanced Proteome Therapeutics Corporation, a publicly-held biopharmaceutical company; he served as a member of that company’s board of directors from 2015 to April 2018. He served as Chairman of the Board for Medicago, Inc. until its sale to Mitsubishi Tanabe Pharma Corporation in 2013. From 2006 to 2011, he served as President and Chief Executive Officer of Immunovaccine, Inc., a clinical-stage biotechnology company developing vaccines against cancer and infectious diseases. Dr. Chase is also a former president of Shire Biologics, North American Vaccine, Pasteur Merieux Connaught, and Quadra Logic Technologies, Inc. His early career was at Bristol Myers and Glaxo Pharmaceuticals. Dr. Chase holds a Bachelor of Sciences degree in biochemistry from Bishop’s University and a Ph.D. in biochemistry from the University of British Columbia. Dr. Chase completed a post-doctoral fellowship at the McArdle Cancer Institute of the University of Wisconsin. He also attended the Senior Executive Program of the London Business School in the United Kingdom. The Board of Directors has concluded that Dr. Chase should serve on the Board of Directors due to his extensive leadership experience in the pharmaceutical industry, and the vaccine industry in particular.

Dean G. Kollintzas. Mr. Kollintzas joined the Board of Directors in September 2006. Since 2001 Mr. Kollintzas has been an intellectual property attorney specializing in biotechnology and pharmaceutical licensing, FDA regulation, and corporate/international transactions. He is a member of the Wisconsin and American Bar Associations. Since 2004, Mr. Kollintzas has been in private practice. In 2014, he founded Procare Clinical, LLC, a clinical trial management company headquartered in Naperville, IL. Mr. Kollintzas holds a microbiology degree from the University of Illinois and a J.D. from the University of New Hampshire School of Law. The Board of Directors has concluded that Mr. Kollintzas should serve on the Board of Directors due to his experience with intellectual property matters, biotechnology and pharmaceutical licensing, and FDA regulation.

Nicole Lemerond. Ms. Lemerond joined the Board of Directors in August 2022. Ms. Lemerond is a financial executive with over 25 years of experience in investment management, private equity, investment banking, mergers/acquisitions, and leveraged finance, most recently serving as Managing Partner of NV Capital from February 2010 to August 2022. She has significant experience executing complex transactions, investing in healthcare companies, raising capital and structuring balance sheets. Her breadth of industry expertise includes providers, payors, medical device manufacturers, HCIT providers, pharmaceutical and life sciences companies. Ms. Lemerond also serves as a director for InMed Pharmaceuticals, Inc. Throughout her career, she established and led healthcare groups at leading investment firms and has also worked at several large financial institutions, including Lehman Brothers and The Carlyle Group. Ms. Lemerond holds a Bachelor of Science degree from Cornell University and is a CFA charter holder. The Board of Directors has concluded that Ms. Lemerond should serve on the Board of Directors due to her extensive experience in investment management and her experience working with management teams to increase stakeholder value.

Robert T. McNally, Ph.D. Dr. McNally joined the Board of Directors in December 2006 and was appointed as our President and Chief Executive Officer effective April 1, 2008, a position he held until his retirement in September 2018. From 2000 to March 2008, Dr. McNally served as Chief Executive Officer of Cell Dynamics LLC, a cGMP laboratory services company. Previously, Dr. McNally was a co-founder and Senior Vice President of Clinical Research for CryoLife, Inc., a pioneering company in transplantable human tissues. He has over 35 years of experience in academic and corporate clinical investigations, management, research, business, quality and regulatory affairs. Dr. McNally is a Fellow of the American Institute for Medical and Biological Engineering, served on the advisory boards of the Petit Institute for Bioengineering and Dupree College of Management at the Georgia Institute of Technology, and is a former Chairman of Georgia Bio, a state trade association. Dr. McNally holds a Bachelor of Science in engineering from Villanova University and his Ph.D. in biomedical engineering from the University of Pennsylvania. The Board of Directors has concluded that Dr. McNally should serve on its Board of Directors by virtue of his prior business and scientific experience, including his experience as Chief Executive Officer of Cell Dynamics, LLC and as Senior Vice President of Clinical Research for CryoLife, Inc., and due to his involvement with the Company as its former President and Chief Executive Officer.

Jayne Morgan, M.D. Dr. Morgan joined the Board of Directors in December 2022. She is a Cardiologist and the Executive Director of Health and Community Education at the Piedmont Healthcare Corporation in Atlanta, GA, the largest healthcare system in Georgia. Within this role she serves to address health literacy and information both internally to the 35,000 employee system, as well as to external stakeholders. Previously she served as the system Covid vaccine expert as the Executive Director of the Covid Task Force, analyzing the science and data from Piedmont and nationally, publishing 5 scientific articles, and driving efforts at addressing vaccine hesitancy and increasing vaccine uptake. In doing so, she created a social media series called The Stairwell Chronicles, providing up to date medical and scientific information in an easy to understand format. Dr. Morgan is the recipient of several awards acknowledging her work in providing accurate science and medicine to all communities including the NAACP Award, the National Women’s Empowerment Award, the Atlanta Business Chronicle Award, and the Medical Association of GA Humanitarian Award. Further she serves as a CNN medical expert, holds an appointment as an Adjunct Assistant Professor of Medicine at The Morehouse School of Medicine, was selected to support the Department of Health in its series of “Ask The Experts”, and has been a diligent and long-time advocate for health equity for all communities via access to clinical trials. Dr. Morgan further serves on the Board of Georgia Bio, the Medical Association of Atlanta, and the National Board of the American Heart Association Diversity and Inclusion. Dr. Morgan is published in the areas of Congenital Heart Disease, Interventional Cardiology, and Covid19; serves as the Health Equity Advisor for Moderna, and is on Steering Committees of both Pfizer, and Novartis, where she also serves as the National Lead of the Horizon trial (Novartis). Previously she served as the Chief Medical Officer of the American Chemistry Council, Cardiology advisor to the MitraClip Team at Abbott Labs, the Global Director of the Cardiorenal Division of Solvay Pharmaceuticals, the Assistant Professor of Medicine at the Cleveland Clinic, and the first African American President of the Southeast Life Sciences Association (single largest biotech association in the Southeast). Dr. Morgan completed her B.S. degree at Spelman College, Medical Degree at Michigan State University, Internal Medicine Residency at George Washington University and her Cardiology and Pacemaker Fellowships at Mount Sinai Medical Center. The Board of Directors has concluded that Dr. Morgan should serve on the Board of Directors due to her medical background and experience.

John N. (Jack) Spencer, Jr., CPA. Mr. Spencer joined the Board of Directors in September 2006. Mr. Spencer is a certified public accountant and was a partner of Ernst & Young LLP where he spent more than 38 years until he retired in 2000. Mr. Spencer holds a Bachelor of Science degree from Syracuse University, and MBA from Babson College. He also attended the Harvard Business School Advanced Management Program. The Board of Directors has concluded that Mr. Spencer should serve on the Board of Directors by virtue of his experience at Ernst & Young LLP where he was the partner in charge of that firm’s life sciences practice for the southeastern United States, and his clients included a large number of publicly-owned and privately-held medical technology companies.

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

Audit Committee

The separately-designated standing Audit Committee of the Board provides assistance to the Board of Directors in fulfilling its oversight responsibility relating to: (i) the integrity of the Company’s financial statements; (ii) the effectiveness of the Company’s internal control over financial reporting; (iii) the Company’s compliance with legal and regulatory requirements; and (iv) oversight of the independent registered public accounting firm, including its qualifications, independence and performance, appointment, compensation, and retention. The Audit Committee is responsible for reviewing our policies with respect to risk assessment and risk management, and for monitoring our business risk practices. It has appropriate funding, and the authority to engage independent counsel and other advisers. It also prepares the Audit Committee reports that SEC proxy rules require for the Company’s proxy statements. Our Audit Committee is currently comprised of Mr. Spencer (Chairman), Mr. Chase, Mr. Kollintzas, and Ms. Lemerond. Our Board of Directors has determined that each member of the committee is independent in accordance with the criteria of independence set forth in Section 301(3)(B) of the Sarbanes-Oxley Act of 2002, and Rule 5605(c)(2) of the Nasdaq Listing Rules and that Mr. Spencer and Ms. Lemerond each qualify as an “audit committee financial expert” as defined by the SEC’s rules. The Audit Committee has adopted a charter, a current copy of which is available on our website at www.geovax.com.

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

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded or earned for employment services during 2022 and 2021 by (i) our chief executive officer, and (ii) our two other most highly compensated executive officers (collectively referred to as the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)		All Other Compensation ($)		Total ($)
David A. Dodd	2022	$309,000	$154,500	$183,000	(3)	$5,515	(9)	$652,012
President and CEO	2021	250,000	125,000	295,610	(6)	6,500	(9)	677,110
Mark W. Reynolds	2022	240,000	96,000	73,200	(4)	12,200	(9)	421,400
Chief Financial Officer	2021	234,392	94,000	138,334	(7)	11,600	(9)	478,326
Mark J. Newman, PhD (2)	2022	254,166	110,000	73,200	(5)	-		437,366
Chief Scientific Officer	2021	125,000	50,000	73,759	(8)	-		248,759

(1)
Represents the grant date fair value of the stock options for financial statement reporting purposes. See footnotes 2 and 6 to our consolidated financial statements for the year ended December 31, 2022 for a discussion of the assumptions made and methods used for determining stock compensation values.

(2)	Dr. Newman became our Chief Scientific Officer effective August 25, 2020 on a part-time basis, becoming a full-time employee effective March 1, 2022
(3)	Represents the grant date fair value for stock options granted on December 7, 2022 for 250,000 shares with an exercise price of $0.755 per share, vesting over a three-year period.
(4)	Represents the grant date fair value for stock options granted on December 7, 2022 for 100,000 shares with an exercise price of $0.755 per share, vesting over a three-year period.
(5)	Represents the grant date fair value for stock options granted on December 7, 2022 for 100,000 shares with an exercise price of $0.755 per share, vesting over a three-year period.
(6)	Represents the grant date fair value for stock options granted on December 7, 2021 for 103,000 shares with an exercise price of $3.82 per share, vesting over a three-year period.
(7)	Represents the grant date fair value for stock options granted on December 7, 2021 for 48,200 shares with an exercise price of $3.82 per share, vesting over a three-year period.
(8)	Represents the grant date fair value for stock options granted on December 7, 2021 for 25,700 shares with an exercise price of $3.82 per share, vesting over a three-year period.
(9)	Represents employer matching contributions to the Company’s 401(k) retirement plan.

Employment Agreements

David A. Dodd. Mr. Dodd serves as our President and Chief Executive Officer under an employment agreement dated September 1, 2018. The employment agreement has no specified term. The employment agreement provides for an initial annual salary of $250,000 to Mr. Dodd, subject to periodic increases as determined by the Board. Mr. Dodd is also eligible for an annual bonus, as determined by the Board. Mr. Dodd is eligible for annual grants of awards from our equity incentive plans as determined by the Board. Mr. Dodd also is eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees.

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

Mark J. Newman, PhD. Dr. Newman serves as our Chief Scientific Officer under an employment agreement dated August 25, 2020, which was amended and restated effective March 1, 2022. The employment agreement has no specified term. The employment agreement, as amended, provides for an initial annual salary of $275,000, subject to periodic increases as determined by the Compensation Committee. The Board of Directors may also approve the payment of a discretionary bonus annually. Dr. Newman is eligible for annual grants of awards from our equity incentive plans as determined by the Board. Dr. Newman is eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees.

Our employment agreement with Dr. Newman provides that, if we terminate his employment without cause, we will pay a severance payment in the form of monthly payments of base salary for a period equal to one week for each full year of service. Additionally, if we terminate Dr. Newman’s employment at any time during the three month period which immediately precedes a change in control (as defined in the amended employment agreement) or during the one year period following a change in control, then we would pay an amount in cash equal to (a) two times his then base salary and target annual bonus, (b) two times the cost to provide 401(k) or other deferred compensation or health and welfare benefits to him, (c) full, complete vesting of all stock options, restricted stock grants or other equity or equity-type grants, and (d) a tax gross-up payment (if an excise tax is imposed by §4999 of the Internal Revenue Code or any related interest or penalties are incurred by him). The change of control provision also provides for full and complete vesting of all stock option grants held by him.

Mark W. Reynolds. Mr. Reynolds serves as our Chief Financial Officer under an employment agreement dated January 1, 2010 and amended on October 22, 2013. The employment agreement has no specified term. The employment agreement, as amended, provides for an initial annual salary of $212,600 to Mr. Reynolds, subject to periodic increases as determined by the Compensation Committee. The Board of Directors may also approve the payment of a discretionary bonus annually. Mr. Reynolds is eligible for annual grants of awards from our equity incentive plans as determined by the Board. Mr. Reynolds is eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees.

Our employment agreement with Mr. Reynolds provides that, if we terminate his employment without cause, we will pay a severance payment in the form of monthly payments of base salary for a period equal to one week for each full year of service. Additionally, if we terminate Mr. Reynolds’ employment at any time during the three month period which immediately precedes a change in control (as defined in the amended employment agreement) or during the one year period following a change in control, then we would pay an amount in cash equal to (a) two times his then base salary and target annual bonus, (b) two times the cost to provide 401(k) or other deferred compensation or health and welfare benefits to him, (c) full, complete vesting of all stock options, restricted stock grants or other equity or equity-type grants, and (d) a tax gross-up payment (if an excise tax is imposed by §4999 of the Internal Revenue Code or any related interest or penalties are incurred by him). The change of control provision also provides for full and complete vesting of all stock option grants held by him.

Outstanding Equity Awards

GeoVax has awarded stock options to its senior management and other employees, pursuant to the GeoVax Labs, Inc. 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan was adopted by the Board on June 19, 2020 to provide equity-based and/or incentive awards to selected employees, directors, and independent contractors of the Company or its affiliates. The terms of these awards typically provide for vesting over a defined period of time and the options expire if not exercised within ten years from the date of grant. The Company does not have a formula for determining stock option awards. Awards are generally based on the subjective judgment of the President and Chief Executive Officer and on the Compensation Committee’s subjective judgment. The following table sets forth certain information with respect to unexercised options previously awarded to our Named Executive Officers that were outstanding as of December 31, 2022. The table also includes warrants, if any, granted to our Named Executive Officers upon payment of deferred compensation.

Option Awards
	Number of Securities Underlying Unexercised Options
Name	(#) Exercisable		(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
David Dodd	-		250,000	(1)	$0.755	12/7/32
	34,333		68,667	(2)	3.82	12/7/31
	182,000		91,000	(3)	2.79	12/2/30
	81,870	(4)	-		5.00	9/29/25
Mark Reynolds	-		100,000	(1)	0.755	12/7/32
	16,066		32,134	(2)	3.82	12/7/31
	85,333		42,667	(3)	2.79	12/2/30
	60,184	(4)	-		5.00	9/29/25
Mark Newman, PhD	-		100,000	(1)	0.755	12/7/32
	8,566		17,134	(2)	3.82	12/7/31
	23,333		11,667	(3)	2.79	12/2/30
(1)	The unexercisable portion of these stock options vest and become exercisable in equal installments on December 7, 2023, 2024 and 2025.
(2)	The unexercisable portion of these stock options vest and become exercisable in equal installments on December 7, 2023 and 2024.
(3)	The unexercisable portion of these stock options vest and become exercisable on December 2, 2023.
(4)	Warrants granted as partial payment of deferred compensation occurring on September 29, 2020.

The 2020 Plan contains provisions that could lead to an accelerated vesting of options or other awards. In the event of certain change-in-control transactions described in the 2020 Plan, (i) outstanding options or other awards may be assumed, converted or replaced; (ii) the successor corporation may substitute equivalent options or other awards or provide substantially similar consideration to 2020 Plan participants as were provided to stockholders (after taking into account the existing provisions of the options or other awards); or (iii) the successor corporation may replace options or awards with substantially similar shares or other property. In the event the successor corporation (if any) refuses to assume or substitute options or other awards as described (i) the vesting of any or all options or awards granted pursuant to the 2020 Plan will accelerate upon the change-in-control transaction, and (ii) any or all options granted pursuant to the Plans will become exercisable in full prior to the consummation of the change-in-control transaction at such time and on such conditions as the Compensation Committee determines. If the options are not exercised prior to the consummation of the change-in-control transaction, they shall terminate at such time as determined by the Compensation Committee. Subject to any greater rights granted to 2020 Plan participants under the 2020 Plan, in the event of the occurrence of a change-in-control transaction any outstanding options or other awards will be treated as provided in the applicable agreement or plan of merger, consolidation, dissolution, liquidation, or sale of assets. If the Company had experienced a change-in-control event as described in the 2020 Plan on December 31, 2022, the value of accelerated options the Named Executive Officers, based on the difference between the closing price of our common stock on the Nasdaq Stock Market on December 31, 2022, and, if lower, the exercise price per share of each option for which vesting would be accelerated for each Named Executive Officer, would be an aggregate of $-0-.

Director Compensation

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ending December 31, 2022 by each individual who served as a director at any time during the fiscal year.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)(3)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randal D. Chase	47,500	36,600	-	-	-	84,100
David A. Dodd (1)	-	-	-	-	-	-
Dean G. Kollintzas	37,500	36,600	-	-	-	74,100
Nicole Lemerond	10,833	36,600	-	-	-	47,433
Robert T. McNally	47,500	36,600	-	-	-	84,100
Jayne Morgan	2,038	36,600	-	-	-	38,638
John N. Spencer, Jr.	45,000	36,600	-	-	-	81,600

(1)
As discussed below under “Director Compensation Plan” directors who are employees of the Company receive no compensation for their service as directors. As President and CEO, Mr. Dodd therefore receives no compensation for his service as a director; his compensation for service as President and CEO is shown in the “Summary Compensation” table above.

(2)
Represents the grant date fair value of stock options granted on December 7, 2022 to each non-employee director for 50,000 shares with an exercise price of $0.755 per share, vesting over a one-year period.

(3)
The table below shows the aggregate number option awards and warrants outstanding for each non-employee director as of December 31, 2022. The table includes warrants issued to certain of our directors upon payment of deferred compensation occurring on September 29, 2020.

Name	Aggregate Option Awards and Warrants Outstanding as of December 31, 2022 (#)
Randal D. Chase	116,613
Dean G. Kollintzas	111,987
Nicole Lemerond	50,000
Robert T. McNally	153,925
Jayne Morgan	50,000
John N. Spencer, Jr.	121,024

Director Compensation Plan. In December 2021, the Board of Directors approved a recommendation from the Compensation Committee for director compensation, which we refer to as the “Director Compensation Plan.” The Director Compensation Plan applies only to non-employee directors. Directors who are employees of the Company receive no compensation for their service as directors or as members of committees.

Cash Fees – Under the Director Compensation Plan, each non-employee director receives an annual retainer (paid quarterly) of $25,000 ($50,000 for a non-employee Chairperson) for service as a member of the Board. In the absence of a non-employee Chairperson of the Board, a non-employee director designated as the Lead Director (currently Dr. McNally) receives an annual cash retainer of $35,000. Each non-employee director also receives an annual retainer of $7,500 ($15,000 for the Chairperson) for service as a member of the Audit Committee, $5,000 ($10,000 for the Chairperson) for service as a member of the Compensation Committee, and $5,000 ($7,500 for the Chairperson) for service as a member of the Nominating and Corporate Governance Committee. No additional fees are paid for meetings attended.

Stock Option Grants – We currently do not have a formula for determining stock option grants to directors (upon their election to the Board of Directors, or otherwise). Such option grants are currently determined by the Board of Directors, upon recommendation by the Compensation Committee based on the Compensation Committee’s annual deliberations and review of the director compensation structure of similar companies. At its meeting in December 2022, upon a recommendation of the Compensation Committee, the Board of Directors approved an annual stock option grant of 50,000 shares to each of its non-employee members for ongoing service as members of the Board of Directors.

Expense Reimbursement – All directors are reimbursed for expenses incurred in connection with attending meetings of the Board of Directors and committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of April 27, 2023 by (i) each director; (ii) each of the executive officers named in the summary compensation table; and (iii) all executive officers and directors as a group. We do not know of any person who beneficially owns more than 5% of our common stock as of April 27, 2023. Except as otherwise indicated in footnotes to this table or, where applicable, to the extent authority is shared by spouses under community property laws, to our knowledge, the holders listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Directors and Executive Officers: (2)
Randal Chase (3)	94,892	*
David A. Dodd (4)	412,073	1.5%
Dean G. Kollintzas (5)	65,640	*
Nicole Lemerond	-	-
Robert T. McNally (6)	149,516	*
Jayne Morgan	-	-
Mark J. Newman (7)	31,899	*
Mark W. Reynolds (8)	229,767	*
John N. Spencer, Jr. (9)	83,714	*
All executive officers and directors as a group (11 persons) (10)	1,092,879	4.0%

* Less than 1%
(1)
This table is based upon information supplied by officers and directors, and with respect to other stockholders, any Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 26,443,649 shares of Common Stock outstanding as of April 27, 2023. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days after April 27, 2023 (subject to specified limits), at any time at the option of the holder, are deemed outstanding.

(2)	Except as otherwise indicated, the business address of each director and executive officer listed is c/o GeoVax Labs, Inc., 1900 Lake Park Drive, Suite 380, Smyrna, Georgia 30080.
(3)	Includes 36,613 shares of Common Stock and stock options/warrants to purchase 58,279 shares of common stock exercisable within 60 days.
(4)	Includes 113,870 shares of Common Stock and stock options/warrants to purchase 298,203 shares of common stock exercisable within 60 days.
(5)	Includes 11,987 shares of Common Stock and stock options/warrants to purchase 53,653 shares of common stock exercisable within 60 days.
(6)	Includes 53,925 shares of Common Stock and stock options/warrants to purchase 95,591 shares of common stock exercisable within 60 days.
(7)	Includes stock options to purchase 31,899 shares of common stock exercisable within 60 days.
(8)	Includes 68,184 shares of Common Stock and stock options/warrants to purchase 161,583 shares of common stock exercisable within 60 days.
(9)	Includes 21,024 shares of Common Stock and stock options/warrants to purchase 62,690 shares of common stock exercisable within 60 days.
(10)	Includes 327,648 shares of Common Stock and stock options/warrants to purchase 765,231 shares of common stock exercisable within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our Named Executive Officers and directors, there were no transactions since January 1, 2022, to which we were a party or will be a party, in which the amount exceeds $120,000 and in which any “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) had or will have a direct or indirect material interest. Compensation arrangements for our named executive officers and directors are described above under “Executive Compensation.”

Director Independence

The Board of Directors has determined that Mr. Chase, Mr. Kollintzas, Ms. Lemerond, Dr. McNally, Dr. Morgan and Mr. Spencer are the members of our Board of Directors who are “independent,” as that term is defined by Section 301(3)(B) of the Sarbanes-Oxley Act of 2002. The Board of Directors has also determined that these individuals meet the definition of “independent director” set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules and that Mr. Spencer is the qualified “financial expert” on the Audit Committee. As independent directors, Mr. Chase, Mr. Kollintzas, Ms. Lemerond, Dr. McNally, Dr. Morgan and Mr. Spencer serve as members of our Audit Committee, our Compensation Committee, and our Nominating and Governance Committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Wipfli LLP, (Atlanta, GA, PCAOB ID Number 344) has served as the Company’s independent registered public accounting firm since 2005. The aggregate fees billed for the services rendered to us by Wipfli LLP for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Audit Fees (1)	$131,636	$127,700
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$131,636	$127,700

(1)
Audit Fees for 2022 and 2021 consisted principally of fees for professional services in connection with the audits of our consolidated financial statements, review of our Annual Report on Form 10-K, review of our interim financial statements and Quarterly Reports on Form 10-Q, and review of registration statements.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided by our independent auditors (the “Policy”) prior to the engagement of the independent auditors with respect to such services. Under the Policy, proposed services may be pre-approved on a periodic basis or individual engagements may be separately approved by the Audit Committee prior to the services being performed. In each case, the Audit Committee considers whether the provision of such services would impair the independent auditor’s independence. All services provided by our independent auditors in fiscal 2022 and 2021 were pre-approved by the Audit Committee.

PART IV

ITEM 1.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements. No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

(2)	Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

(3)	Exhibits. The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment is provided below.

Exhibit Number	Description
31.3*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.4*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded with the Inline XBRL Document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.

By:	/s/ David A. Dodd
Name:	David A. Dodd
Title:	President and Chief Executive Officer

Date:	April 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ David A. Dodd	Director President and Chief Executive Officer	April 27, 2023
David A. Dodd	(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	April 27, 2023
Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ Randal D. Chase	Director	April 27, 2023
Randal D. Chase

/s/ Dean G. Kollintzas	Director	April 27, 2023
Dean G. Kollintzas

/s/ Nicole Lemerond	Director	April 27, 2023
Nicole Lemerond

/s/ Robert T. McNally	Director	April 27, 2023
Robert T. McNally

/s/ Jayne Morgan	Director	April 27, 2023
Jayne Morgan

/s/ John N. Spencer, Jr.	Director	April 27, 2023
John N. Spencer, Jr.