Form 10-Q
period 2023-03-31
GeoVax Labs, Inc.
filed 2023-05-04
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 001-39563

GEOVAX LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0455038
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1900 Lake Park Drive, Suite 380
Smyrna, Georgia	30080
(Address of principal executive offices)	(Zip Code)

(678) 384-7220

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each Exchange on which Registered
Common Stock $0.001 par value	GOVX	The Nasdaq Capital Market
Warrants to Purchase Common Stock	GOVXW	The Nasdaq Capital Market

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

Yes ☐     No ☒

As of May 4, 2023, 26,443,649 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Part I -- FINANCIAL INFORMATION

Item 1	Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,849,860	$27,612,732
Prepaid expenses	2,138,971	1,325,998
Total current assets	25,988,831	28,938,730
Property and equipment, net	217,593	234,912
Other assets	1,197,788	2,174,286

Total assets	$27,404,212	$31,347,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,287,995	$1,747,682
Accrued expenses	3,251,060	3,000,212
Total current liabilities	4,539,055	4,747,894

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 600,000,000 Issued and outstanding shares – 26,443,649 and 26,334,953 at March 31, 2023 and December 31, 2022, respectively	26,444	26,335
Additional paid-in capital	105,273,652	104,970,722
Accumulated deficit	(82,434,939)	(78,397,023)
Total stockholders’ equity	22,865,157	26,600,034

Total liabilities and stockholders’ equity	$27,404,212	$31,347,928

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Grant revenue	$-	$81,526

Operating expenses:
Research and development	2,819,189	1,330,544
General and administrative	1,451,425	1,179,024
Total operating expenses	4,270,614	2,509,568

Loss from operations	(4,270,614)	(2,428,042)

Other income:
Interest income	232,698	527

Net loss	$(4,037,916)	$(2,427,515)

Basic and diluted:
Net loss per common share	$(0.15)	$(0.34)
Weighted average shares outstanding	26,338,576	7,109,473

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2022	26,334,953	$26,335	$104,970,722	$(78,397,023)	$26,600,034
Issuance of common stock for services	108,696	109	74,891	-	75,000
Stock option expense	-	-	228,039	-	228,039
Net loss for the three months ended March 31, 2023	-	-	-	(4,037,916)	(4,037,916)
Balance at March 31, 2023	26,443,649	$26,444	$105,273,652	$(82,434,939)	$22,865,157

	Three Months Ended March 31, 2022
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2021	6,381,541	$6,382	$68,731,220	$(64,375,898)	$4,361,704
Sale of common stock and warrants for cash	707,484	707	9,228,541	-	9,229,248
Issuance of common stock upon warrant exercise	2,360,000	2,360	(2,336)	-	24
Stock option expense	-	-	190,191	-	190,191
Net loss for the three months ended March 31, 2022	-	-	-	(2,427,515)	(2,427,515)
Balance at March 31, 2022	9,449,025	$9,449	$78,147,616	$(66,803,413)	$11,353,652

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,037,916)	$(2,427,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,319	12,269
Stock-based compensation expense	246,039	205,151
Changes in assets and liabilities:
Grant funds receivable	-	(50,520)
Prepaid expenses and other current assets	(755,973)	(138,368)
Other assets	976,498	-
Accounts payable, accrued expenses and other liabilities	(208,839)	(1,934,257)
Total adjustments	275,044	(1,905,725)
Net cash used in operating activities	(3,762,872)	(4,333,240)

Cash flows from investing activities:
Purchase of equipment	-	(62,186)
Net cash used in investing activities	-	(62,186)

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	-	9,229,248
Net proceeds from warrant exercise	-	24
Net cash provided by financing activities	-	9,229,272

Net increase (decrease) in cash and cash equivalents	(3,762,872)	4,833,846
Cash and cash equivalents at beginning of period	27,612,732	11,423,870

Cash and cash equivalents at end of period	$23,849,860	$16,257,716

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

1.	Nature of Business

GeoVax Labs, Inc., headquartered in the Atlanta, Georgia metropolitan area, is a clinical-stage biotechnology company incorporated under the laws of the State of Delaware. GeoVax Labs, Inc. and its wholly owned subsidiary, GeoVax, Inc., a Georgia corporation, are collectively referred to herein as “GeoVax” or the “Company”.

The Company is focused on developing immunotherapies and vaccines against cancers and infectious diseases using novel vector vaccine platforms. GeoVax’s product pipeline includes ongoing human clinical trials for a next-generation COVID-19 vaccine and a gene-directed therapy for advanced head and neck cancer. Additional preclinical research and development programs include preventive vaccines against Mpox (monkeypox), hemorrhagic fever viruses (Ebola Zaire, Ebola Sudan, Marburg, and Lassa Fever) Zika virus, and malaria, as well as immunotherapies for solid tumors.

2.	Summary of Significant Accounting Policies

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 those accounting policies that we consider significant in determining our results of operations and financial position. During the three months ended March 31, 2023, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

Basis of Presentation

The accompanying financial statements include the accounts of GeoVax Labs, Inc. and GeoVax, Inc. All intercompany transactions have been eliminated in consolidation. The financial statements are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of interim periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We believe that our existing cash resources will be sufficient to continue our planned operations into the fourth quarter of 2023. We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates and expect to require additional funding to continue our research and development activities. We plan to pursue additional cash resources through public or private equity or debt financings, government grants, arrangements with strategic partners, or from other sources. There can be no assurance that additional funding will be available on favorable terms or at all. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Recent Accounting Pronouncements

During the three months ended March 31, 2023, there have been no new accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

3.	Balance Sheet Components

Prepaid Expenses – Prepaid expenses consist of the following:

	March 31, 2023	December 31, 2022
Prepaid clinical trial costs (current portion)	$1,962,913	$1,171,077
Prepaid insurance premiums	72,013	107,876
Prepaid rent	13,045	13,045
Other prepaid expenses	91,000	34,000
Total prepaid expenses	$2,138,971	$1,325,998

Property and Equipment – Property and equipment consist of the following:

	March 31, 2023	December 31, 2022
Equipment and furnishings	$725,812	$725,812
Leasehold improvements	115,605	115,605
Total property and equipment	841,417	841,417
Accumulated depreciation and amortization	(623,824)	(606,505)
Total property and equipment, net	$217,593	$234,912

Other Assets – Other assets consist of the following:

	March 31, 2023	December 31, 2022
Prepaid clinical trial costs (noncurrent portion)	$1,106,778	$2,083,276
Prepaid technology license fees	80,000	80,000
Deposits	11,010	11,010
Total other assets	$1,197,788	$2,174,286

Accrued Expenses – Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Accrued technology license fees	$2,000,000	$2,000,000
Payroll-related liabilities	127,553	550,810
Other accrued expenses	1,123,507	449,402
Total accrued expenses	$3,251,060	$3,000,212

4.	Commitments

Operating Lease

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2025. Rent expense for the three-month periods ended March 31, 2023 and 2022 was $45,414 and $44,089, respectively. Future minimum lease payments total $136,242 in 2023, $187,056 in 2024, and $192,708 in 2025 although the lease may be terminated at any time by either party with one hundred eighty days written notice.

License Agreements

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

Other Commitments

In the normal course of business, we enter into various contracts and purchase commitments including those with contract research organizations (“CROs”) for clinical trials services, contract manufacturing organizations (“CMOs”) for production of materials for use in our clinical trials, and other independent contractors for preclinical research activities and other services and products. Most contracts are generally cancellable, with notice, at the Company’s option. Payments due upon cancellation may consist of payments for services provided or expenses incurred to date, or cancellation penalties depending on the time of cancellation.

5.	Stockholders’ Equity

Common Stock Transactions

During March 2023, we issued 108,696 shares of our common stock pursuant to a professional relations and consulting agreement.

Stock Options

We have a stock-based incentive plan (the “2020 Plan”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. A total of 2,250,000 shares of our common stock are reserved for issuance pursuant to the 2020 Plan. During the three months ended March 31, 2023, there were no transactions related to the 2020 Plan. As of March 31, 2023, there are 2,058,800 stock options outstanding, with a weighted-average exercise price of $1.89 per share and a weighted-average remaining contractual term of 8.9 years.

Stock Purchase Warrants

We have issued stock purchase warrants in connection with past financing and licensing transactions. During the three months ended March 31, 2023, there were no transactions related to our stock purchase warrants. As of March 31, 2023, there are 13,384,115 stock purchase warrants outstanding with a weighted-average exercise price of $2.77 per share and a weighted-average remaining term of 4.3 years.

6.	Stock-Based Compensation Expense

Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the classification of the individual to whom the award is granted. Stock-based compensation expense related to stock option grants was $228,039 and $190,191 during the three-month periods ended March 31, 2023 and 2022, respectively, and as of March 31, 2023, there is $1,221,367 of unrecognized compensation expense that we expect to recognize over a weighted-average period of 1.8 years.

We have also issued shares of our restricted common stock to consultants and recognize the related expense over the terms of the related agreements. During the three-month periods ended March 31, 2023 and 2022 we recorded stock-based compensation expense of $18,000 and $14,960, respectively, associated with common stock issued for consulting services. As of March 31, 2023, there is $81,000 recorded as a prepaid expense for these arrangements, which will be recognized as expense over the terms of the related agreements.

7.	Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. The Company’s potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 15,442,915 and 6,846,415 shares at March 31, 2023 and 2022, respectively.

8.	Income Taxes

No provision for income taxes was recorded in either of the three-month periods ended March 31, 2023 and 2022. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of March 31, 2023.

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q (this “Report”), and our audited financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 23, 2023.

Forward-Looking Statements

Information included in this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. All statements in this Report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives could be forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is constantly evolving. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Overview

GeoVax is a clinical-stage biotechnology company developing immunotherapies and vaccines against cancers and infectious diseases using novel vector vaccine platforms. GeoVax’s product pipeline includes ongoing human clinical trials for a next-generation COVID-19 vaccine and a gene-directed therapy against advanced head and neck cancer. Additional preclinical research and development programs include preventive vaccines against Mpox (monkeypox), hemorrhagic fever viruses (Ebola Zaire, Ebola Sudan, Marburg, and Lassa), Zika virus, and malaria, as well as immunotherapies for solid tumors.

Our programs are in various stages of development, the most significant of which are summarized below:

●

GEO-CM04S1 is currently undergoing a Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT04977024), evaluating its safety and efficacy as a preventive COVID-19 vaccine in high-risk immunocompromised patients (e.g. patients who have previously received either an allogeneic hematopoietic cell transplant, an autologous hematopoietic cell transplant or chimeric antigen receptor (CAR) T cell therapy). A preliminary analysis of data from this study indicates CM04S1 is highly immunogenic in these patients, inducing both antibody responses, including neutralizing antibodies, and T cell responses. These data support the planned progression of the Phase 2 clinical study, which will include a direct comparison to currently approved mRNA vaccines.

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

Financial Overview

Revenue

We have not generated any revenue from product sales to date. Our product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that we advance to clinical testing will require regulatory approval prior to commercial use and will require significant costs for commercialization. Our grant revenue relates to grants and contracts from agencies of the U.S. government in support of our vaccine development activities. We record revenue associated with these grants as the related costs and expenses are incurred.

Research and development expenses

Since our inception, we have focused and we continue to focus significant resources on our research and development activities, including developing our vector platform and analytical testing methods, conducting preclinical studies, developing manufacturing processes, and conducting clinical trials. Research and development costs are expensed as incurred and consist primarily of the following:

●	personnel costs in our research, development and regulatory functions;
●	expenses incurred with contract research organizations (“CROs”) that conduct clinical trials on our behalf;
●	expenses incurred with contract manufacturing organizations (“CMOs”) that manufacture product used in our clinical trials;
●	expenses incurred in procuring materials and for analytical testing services required to produce vaccine candidates;
●	expenses incurred internally and externally to improve the efficiency and yield of our vaccine manufacturing process;
●	laboratory supplies, vendor expenses and other third-party contract expenses related to preclinical research activities;
●	technology license fees;
●	consultant expenses for services supporting our clinical, regulatory and manufacturing activities; and
●	facilities, depreciation and other general overhead expenses.

We expect our research and development expenditures to increase during the remainder of 2023 and beyond as we advance our existing and future product candidates into and through clinical trials and pursue regulatory approval, especially with regard to the ongoing Gedeptin and GEO-CM04S1 clinical programs. We do not provide forward-looking estimates of costs and time to complete our research programs due to the many uncertainties associated with biotechnology research and development. Due to these uncertainties, our future expenditures are likely to be highly volatile in future periods depending on the outcomes of the trials and studies. As we obtain data from preclinical studies and clinical trials, we may elect to discontinue or delay certain development programs to focus our resources on more promising product candidates. Completion of preclinical studies and human clinical trials may take several years or more, but the length of time can vary substantially depending upon several factors. The duration and the cost of future clinical trials may vary significantly over the life of the project because of differences arising during development of the human clinical trial protocols, including the length of time required to enroll suitable patient subjects, the number of patients that ultimately participate in the clinical trial, the duration of patient follow-up, and the number of clinical sites included in the clinical trials.

General and administrative expenses

Our general and administrative expenses consist primarily of personnel costs in our executive, finance and investor relations, business development and administrative functions. Other general and administrative expenses include consulting fees, professional service fees for accounting and legal services, lease expenses related to our offices, insurance premiums, intellectual property costs incurred in connection with filing and prosecuting patent applications, depreciation and other costs. We expect our general and administrative expenses to continue to increase in the future as we support expanded research and development activities, prepare for potential commercialization of our current and future product candidates, and other general corporate activities.

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

For a description of critical accounting policies that require significant judgments and estimates during the preparation of our financial statements, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to our critical accounting policies from those disclosed in our 2022 Annual Report.

Recent Accounting Pronouncements – Information regarding recent accounting pronouncements is contained in Note 2 to the condensed consolidated financial statements, included in this Quarterly Report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations, other than the operating lease for our office and laboratory space.

Results of Operations

The following table summarizes our results of operations for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
Grant revenue	$-	$81,526	$(81,526)
Operating expenses:
Research and development	2,819,189	1,330,544	1,488,645
General and administrative	1,451,425	1,179,024	272,401
Total operating expenses	4,270,614	2,509,568	1,761,046
Loss from operations	(4,270,614)	(2,428,042)	(1,842,572)
Interest income	232,698	527	232,171
Net loss	$(4,037,916)	$(2,427,515)	$(1,610,401)

Grant Revenue

Grant revenue decreased by $81,526 (100%) for the three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2022, reflective of the wind-down of the Company’s grant from the U.S. Department of Defense for our Lassa Fever vaccine program. As of March 31, 2023, all approved grant funds have been utilized.

Research and Development Expenses

Our research and development expenses were $2,819,189 for the three-month period ended March 31, 2023, as compared to $1,330,544 for the comparable 2022 period, representing an increase of $1,488,645 (112%). The increase during 2023 relates primarily to higher personnel costs (including the use of external consultants), costs of conducting clinical trials for GEO-CM04S1 and Gedeptin, and a generally higher level of activity. Research and development expense for 2023 and 2022 includes stock-based compensation expense of $77,873 and $54,292, respectively, associated with employee stock options.

General and Administrative Expenses

Our general and administrative expenses were $1,451,425 for the three-month period ended March 31, 2023, as compared to $1,179,024 for the comparable 2022 period, representing an increase of $272,401 (23%). The increase during 2023 relates primarily to higher personnel costs, investor relations consulting costs, and travel expenses. General and administrative expense for 2023 and 2022 includes stock-based compensation expense of $168,166 and $150,859, respectively, associated with employee and consultant stock options and stock awards.

Other Income

Interest income for the three-month periods ended March 31, 2023 and 2022 was $232,698 and $527, respectively. The increase during 2023 is attributable to higher cash balances and rising interest rates.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of March 31, 2023 and December 31, 2022, and our cash flows for the three-month periods ended March 31, 2023 and 2022:

Liquidity and Capital Resources	March 31, 2023	December 31, 2022
Cash and cash equivalents	$23,849,860	$27,612,732
Working capital	21,449,776	24,190,836

	Three Months Ended March 31,
Cash Flow Data	2023	2022
Net cash provided by (used in):
Operating activities	$(3,762,872)	$(4,333,240)
Investing activities	-	(62,186)
Financing activities	-	9,229,272
Net increase in cash and cash equivalents	$(3,762,872)	$4,833,846

Operating Activities – Net cash used in operating activities of $3,762,872 for the three months ended March 31, 2023 was primarily due to our net loss of $4,037,916, offset by non-cash charges such as depreciation and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $4,333,240 for the three months ended March 31, 2022 was primarily due to our net loss of $2,427,515, offset by non-cash items such as depreciation expense and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $-0- and $62,186 for the three-month periods ended March 31, 2023 and 2022, respectively. Net cash used in investing activities for the 2022 period relates to purchases of property and equipment.

Financing Activities – Net cash provided by financing activities was $-0- and $9,229,272 for the three-month periods ended March 31, 2023 and 2022, respectively. Net cash provided by financing activities for the 2022 period relates primarily to net proceeds from an offering of our common stock and warrants.

Funding Requirements and Sources of Capital

To date, we have not generated any product revenue. We do not know when, or if, we will generate any product revenue and we do not expect to generate significant product revenue unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks incident to the development of new products, and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We anticipate that we will need substantial additional funding in connection with our continuing operations. We have funded our operations to date primarily from sales of our equity securities and from government grants and clinical trial assistance.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding factors that could affect our results of operations, financial condition or liquidity, see the risk factors discussed under “Risk Factors” in Item 1A of our most recent Annual Report on Form 10-K. See also “Forward-Looking Statements,” included in Part I - Item 2 of this Quarterly Report on Form 10-Q. As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A concerning any material changes from the risk factors previously disclosed in our most recent Annual Report on Form 10‑K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2023, we issued 108,696 shares of our restricted common stock to Acorn Management Partners, LLC pursuant to a professional relations and consulting agreement. The Company relied on an exemption from the registration requirements of the Securities Act afforded by Section 4(a) (2) thereof and Rule 506 of Regulation D.

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

Item 6	Exhibits

Exhibit
Number	Description
10.1 **	Employment Agreement between GeoVax, Inc. and Kelly T. McKee, MD (2)
10.2 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Kelly T. McKee, MD (2)
10.3*	Amendment to Exclusive License Agreement, dated April 11, 2023, between GeoVax, Inc. and City of Hope
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

_____________________

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

(1)

These interactive data files shall not be deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 23, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC.
(Registrant)

Date: May 4, 2023	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal financial officer)