Form 10-Q
period 2023-06-30
GeoVax Labs, Inc.
filed 2023-08-09
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

As of August 9, 2023, 26,443,649 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	1
	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2023 and 2022 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and six-month periods ended June 30, 2023 and 2022 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2023 and 2022 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	Mine Safety Disclosures	14

Item 5	Other Information	14

Item 6	Exhibits	15

SIGNATURES		16

Part I -- FINANCIAL INFORMATION

Item 1         Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,788,911	$27,612,732
Prepaid expenses	2,038,283	1,325,998
Total current assets	19,827,194	28,938,730
Property and equipment, net	224,080	234,912
Other assets	1,197,788	2,174,286

Total assets	$21,249,062	$31,347,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$871,131	$1,747,682
Accrued expenses	3,214,381	3,000,212
Total current liabilities	4,085,512	4,747,894

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 600,000,000
Issued and outstanding shares – 26,443,649 and 26,334,953 at June 30, 2023 and December 31, 2022, respectively	26,444	26,335
Additional paid-in capital	105,499,665	104,970,722
Accumulated deficit	(88,362,559)	(78,397,023)
Total stockholders’ equity	17,163,550	26,600,034

Total liabilities and stockholders’ equity	$21,249,062	$31,347,928

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Grant revenue	$-	$-	$-	$81,526

Operating expenses:
Research and development	4,719,728	1,307,177	7,538,917	2,637,721
General and administrative	1,459,093	935,311	2,910,518	2,114,335
Total operating expenses	6,178,821	2,242,488	10,449,435	4,752,056

Loss from operations	(6,178,821)	(2,242,488)	(10,449,435)	(4,670,530)

Other income:
Interest income	251,201	789	483,899	1,316

Net loss	$(5,927,620)	$(2,241,699)	$(9,965,536)	$(4,669,214)

Basic and diluted:
Net loss per common share	$(0.22)	$(0.18)	$(0.38)	$(0.47)
Weighted average shares outstanding	26,443,649	12,721,696	26,391,403	9,931,088

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three-Month and Six-Month Periods Ended June 30, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2022	26,334,953	$26,335	$104,970,722	$(78,397,023)	$26,600,034
Issuance of common stock for services	108,696	109	74,891	-	75,000
Stock option expense	-	-	228,039	-	228,039
Net loss for the three months ended March 31, 2023	-	-	-	(4,037,916)	(4,037,916)
Balance at March 31, 2023	26,443,649	26,444	105,273,652	(82,434,939)	$22,865,157
Stock option expense	-	-	226,013	-	226,013
Net loss for the three months ended June 30, 2023	-	-	-	(5,927,620)	(5,927,620)
Balance at June 30, 2023	26,443,649	$26,444	$105,499,665	$(88,362,559)	$17,163,550

	Three-Month and Six-Month Periods Ended June 30, 2022
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2021	6,381,541	$6,382	$68,731,220	$(64,375,898)	$4,361,704
Sale of common stock and warrants for cash	707,484	707	9,228,541	-	9,229,248
Issuance of common stock upon warrant exercise	2,360,000	2,360	(2,336)	-	24
Stock option expense	-	-	190,191	-	190,191
Net loss for the three months ended March 31, 2022	-	-	-	(2,427,515)	(2,427,515)
Balance at March 31, 2022	9,449,025	9,449	78,147,616	(66,803,413)	11,353,652
Sale of common stock and warrants for cash	1,050,000	1,050	18,496,896	-	18,497,946
Issuance of common stock upon warrant exercise	5,671,214	5,671	(5,104)	-	567
Issuance of common stock for services	68,500	69	71,931	-	72,000
Stock option expense	-	-	190,191	-	190,191
Net loss for the three months ended June 30, 2022	-	-	-	(2,241,699)	(2,241,699)
Balance at June 30, 2022	16,238,739	$16,239	$96,901,530	$(69,045,112)	$27,872,657

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,965,536)	$(4,669,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	34,637	24,538
Stock-based compensation expense	515,552	412,329
Changes in assets and liabilities:
Grant funds receivable	-	49,006
Prepaid expenses and other current assets	(698,785)	(939,487)
Other assets	976,498	(976,498)
Accounts payable and accrued expenses	(662,382)	(2,067,492)
Total adjustments	165,520	(3,497,604)
Net cash used in operating activities	(9,800,016)	(8,166,818)

Cash flows from investing activities:
Purchase of equipment	(23,805)	(82,383)
Net cash used in investing activities	(23,805)	(82,383)

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	-	27,727,194
Net proceeds from warrant exercise	-	591
Net cash provided by financing activities	-	27,727,785

Net increase (decrease) in cash and cash equivalents	(9,823,821)	19,478,584
Cash and cash equivalents at beginning of period	27,612,732	11,423,870

Cash and cash equivalents at end of period	$17,788,911	$30,902,454

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

2.	Summary of Significant Accounting Policies

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 those accounting policies that we consider significant in determining our results of operations and financial position. During the six months ended June 30, 2023, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

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

We believe that our existing cash resources will be sufficient to continue our planned operations into the first quarter of 2024. We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates and expect to require additional funding to continue our research and development activities. We plan to pursue additional cash resources through public or private equity or debt financings, government grants, arrangements with strategic partners, or from other sources. There can be no assurance that additional funding will be available on favorable terms or at all. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern.

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

Recent Accounting Pronouncements

During the six months ended June 30, 2023, there have been no new accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

3.	Balance Sheet Components

Prepaid Expenses – Prepaid expenses consist of the following:

	June 30, 2023	December 31, 2022
Prepaid clinical trial costs (current portion)	$1,941,588	$1,171,077
Prepaid insurance premiums	36,150	107,876
Prepaid rent	13,045	13,045
Other prepaid expenses	47,500	34,000
Total prepaid expenses	$2,038,283	$1,325,998

Property and Equipment – Property and equipment consist of the following:

	June 30, 2023	December 31, 2022
Equipment and furnishings	$749,617	$725,812
Leasehold improvements	115,605	115,605
Total property and equipment	865,222	841,417
Accumulated depreciation and amortization	(641,142)	(606,505)
Total property and equipment, net	$224,080	$234,912

Other Assets – Other assets consist of the following:

	June 30, 2023	December 31, 2022
Prepaid clinical trial costs (noncurrent portion)	$1,106,778	$2,083,276
Prepaid technology license fees	80,000	80,000
Deposits	11,010	11,010
Total other assets	$1,197,788	$2,174,286

Accrued Expenses – Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Accrued technology license fees	$2,000,000	$2,000,000
Payroll-related liabilities	123,922	550,810
Other accrued expenses	1,090,459	449,402
Total accrued expenses	$3,214,381	$3,000,212

4.	Commitments

Operating Lease

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2025. Rent expense for the three-month and six-month periods ended June 30, 2023 was $45,414 and $90,828, respectively, as compared to $44,089 and $88,178, respectively, for the same periods of 2022. Future minimum lease payments total $90,828 in 2023, $187,056 in 2024, and $192,708 in 2025 although the lease may be terminated at any time by either party with one hundred eighty days written notice.

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

Other Commitments

In the normal course of business, we enter into various contracts and purchase commitments including those with contract research organizations (“CROs”) for clinical trial services, contract manufacturing organizations (“CMOs”) for production of materials for use in our clinical trials, and other independent contractors or academic institutions for preclinical research activities and other services and products. Most contracts are generally cancellable, with notice, at the Company’s option. Payments due upon cancellation may consist of payments for services provided or expenses incurred to date, or cancellation penalties depending on the time of cancellation.

5.	Stockholders’ Equity

Common Stock Transactions

During March 2023, we issued 108,696 shares of our common stock pursuant to a professional relations and consulting agreement.

Stock Options

We have a stock-based incentive plan (the “2020 Plan”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. A total of 2,075,500 shares of our common stock are reserved for future issuance pursuant to the 2020 Plan. During the six months ended June 30, 2023, 36,667 stock options were cancelled and there were no new grants of stock options or other transactions related to the 2020 Plan. As of June 30, 2023, there are 2,022,133 stock options outstanding, with a weighted-average exercise price of $1.90 per share and a weighted-average remaining contractual term of 8.7 years.

Stock Purchase Warrants

We have issued stock purchase warrants in connection with past financing and licensing transactions. During the six months ended June 30, 2023, there were no transactions related to our stock purchase warrants. As of June 30, 2023, there are 13,384,115 stock purchase warrants outstanding with a weighted-average exercise price of $2.77 per share and a weighted-average remaining term of 4.0 years.

6.	Stock-Based Compensation Expense

Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the classification of the individual to whom the award is granted. Stock-based compensation expense related to stock option grants was $226,013 and $454,052 during the three-month and six-month periods ended June 30, 2023, respectively, as compared to $190,191 and $380,382, respectively, during the same periods of 2022. As of June 30, 2023, there is $962,090 of unrecognized compensation expense that we expect to recognize over a weighted-average period of 1.6 years.

We have also issued shares of our restricted common stock to consultants and recognize the related expense over the terms of the related agreements. During the three-month and six-month periods ended June 30, 2023 we recorded stock-based compensation expense of $43,500 and $61,500, respectively, associated with common stock issued for consulting services, as compared to $16,987 and $31,947, respectively, for the same periods of 2022. As of June 30, 2023, there is $37,500 recorded as a prepaid expense for these arrangements, which will be recognized as expense over the term of the related agreement.

7.	Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. The Company’s potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 15,406,248 and 18,967,629 shares at June 30, 2023 and 2022, respectively.

8.	Income Taxes

No provision for income taxes was recorded in either of the six-month periods ended June 30, 2023 and 2022. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of June 30, 2023.

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

Our programs are in various stages of development, the most significant of which are summarized below:

●

GEO-CM04S1 is currently undergoing a Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT04977024), evaluating its safety and efficacy as a preventive COVID-19 vaccine in high-risk immunocompromised patients (e.g. patients who have previously received either an allogeneic hematopoietic cell transplant, an autologous hematopoietic cell transplant or chimeric antigen receptor (CAR) T cell therapy). A preliminary analysis of data from this study indicates CM04S1 is highly immunogenic in these patients, inducing both antibody responses, including neutralizing antibodies, and T cell responses. These data support the progression of the Phase 2 clinical study, which includes a direct comparison to currently approved mRNA vaccines.

●

GEO-CM04S1 is also undergoing the Phase 2 portion of a Phase 1/2 trial (ClinicalTrials.gov Identifier: NCT04639466), evaluating its use as a universal COVID-19 booster vaccine to current FDA-approved two-shot mRNA vaccines from Pfizer/BioNTech and Moderna.

●

During July 2023, a new investigator-initiated Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT05672355) of GEO-CM04S1 began, evaluating its use as a COVID-19 booster vaccine in patients with chronic lymphocytic leukemia (CLL).

●

Gedeptin® is currently undergoing a Phase 1/2 clinical trial (ClinicalTrials.gov Identifier: NCT03754933) for treatment of patients with advanced head and neck squamous cell carcinoma (HNSCC). This trial is being funded in part by the U.S. Food & Drug Administration (FDA) pursuant to its Orphan Products Clinical Trials Grants Program. The trial is designed to inform the design of a larger patient trial that also may involve patients with other anatomically accessible oral and pharyngeal cancers, including cancers of the lip, tongue, gum, floor of mouth, salivary gland and other oral cavities. During July 2023, interim data were presented, indicating that administration of Gedeptin is safe and feasible, supporting the Company’s plans for progression to a multi-center trial.

●	Our additional research programs for vaccines and immunotherapies at various stages of preclinical development.

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

Recent Developments

On December 9, 2022, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In accordance with Nasdaq rules, the Company was provided an initial period of 180 calendar days, or until June 7, 2023, to regain compliance with the Bid Price Requirement.

The Company requested a 180-day extension to regain compliance with the Bid Price Requirement and, on June 8, 2023, the Company received written notification from Nasdaq granting the Company’s request. The Company now has until December 4, 2023 to meet the Bid Price Requirement (the “Compliance Date”).

The grant of the extension by Nasdaq has no effect on the listing of the Company’s shares, which will continue to be listed on the Nasdaq Capital Market under the symbol “GOVX.” If at any time prior to the Compliance Date, the bid price of the Company's common stock closes at, or above, $1.00 per share for a minimum of ten (10) consecutive business days Nasdaq will provide the Company with written confirmation of compliance and the matter will be closed.

If the Company does not meet the Bid Price Requirement prior to the Compliance Date, Nasdaq will notify the Company that the Company’s common stock will be subject to delisting. At that time, the Company may appeal the delisting determination to the Nasdaq Hearings Panel. There can be no assurance that if the Company does appeal a delisting determination, that such appeal will be successful.

Results of Operations

The following table summarizes our results of operations for the three-month and six-month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
Grant revenue	$-	$-	$-
Operating expenses:
Research and development	4,719,728	1,307,177	3,412,551
General and administrative	1,459,093	935,311	523,782
Total operating expenses	6,178,821	2,242,488	3,936,333
Loss from operations	(6,178,821)	(2,242,488)	(3,936,333)
Interest income	251,201	789	250,412
Net loss	$(5,927,620)	$(2,241,699)	$(3,685,921)

	Six Months Ended June 30,
	2023	2022	Change
Grant revenue	$-	$81,526	$(81,526)
Operating expenses:
Research and development	7,538,917	2,637,721	4,901,196
General and administrative	2,910,518	2,114,335	796,183
Total operating expenses	10,449,435	4,752,056	5,697,379
Loss from operations	(10,449,435)	(4,670,530)	(5,778,905)
Interest income	483,899	1,316	482,583
Net loss	$(9,965,536)	$(4,669,214)	$(5,296,322)

Grant Revenue

There were no grant revenues during either of the three-month periods ended June 30, 2023 and 2022. Grant revenue decreased by $81,526 (100%) for the six-month period ended June 30, 2023 compared to the six-month period ended June 30, 2022, reflective of the wind-down of the Company’s grant from the U.S. Department of Defense for our Lassa Fever vaccine program. As of June 30, 2023, all approved grant funds have been utilized.

Research and Development Expenses

For the three-month and six-month periods ending June 30, 2023, research and development expenses increased by $3,412,551 (261%) and $4,901,196 (186%), respectively, versus the comparable 2022 periods. The overall increase during the 2023 periods relates primarily to higher personnel costs, costs of conducting clinical trials for GEO-CM04S1 and Gedeptin, costs of manufacturing materials for use in our clinical trials, technology license fees, costs of preclinical research activities and higher travel costs. Research and development expense for the three-month and six-month periods of 2023 included stock-based compensation expense of $76,770 and $154,643, respectively; as compared to $54,293 and $108,585, respectively, for the comparable 2022 periods.

General and Administrative Expenses

For the three-month and six-month periods ending June 30, 2023, general and administrative expenses increased by $523,782 (56%) and $796,183 (38%), respectively, versus the comparable 2022 periods. The overall increase during the 2023 periods relates primarily to higher personnel costs, investor relations consulting costs, patent costs and travel expenses. General and administrative expense for the three-month and six-month periods of 2023 included stock-based compensation expense of $192,743 and $360,909, respectively; as compared to $152,885 and $303,744, respectively, for the comparable periods of 2022.

Other Income

Interest income for the three-month and six-month periods ended June 30, 2023 was $251,201 and $483,899, respectively, as compared to $789 and $1,316, respectively, for comparable periods of 2022. The variances between periods are primarily attributable to cash available for investment and higher interest rates.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of June 30, 2023 and December 31, 2022, and our cash flows for the six-month periods ended June 30, 2023 and 2022:

Liquidity and Capital Resources	June 30, 2023	December 31, 2022
Cash and cash equivalents	$17,788,911	$27,612,732
Working capital	15,741,682	24,190,836

	Six Months Ended June 30,
Cash Flow Data	2023	2022
Net cash provided by (used in):
Operating activities	$(9,800,016)	$(8,166,818)
Investing activities	(23,805)	(82,383)
Financing activities	-	27,727,785
Net increase (decrease) in cash and cash equivalents	$(9,823,821)	$19,478,584

Operating Activities – Net cash used in operating activities of $9,800,016 for the six months ended June 30, 2023, was primarily due to our net loss of $9,965,536, offset by non-cash items such as depreciation expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $8,166,818 for the six months ended June 30, 2022, was primarily due to our net loss of $4,669,214, also offset by non-cash charges such as depreciation and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $23,805 and $82,383 for the six-month periods ended June 30, 2023 and 2022, respectively, and relates primarily to purchases of laboratory equipment

Financing Activities – Net cash provided by financing activities was $-0- and $27,727,785 for the six-month periods ended June 30, 2023 and 2022, respectively. Net cash provided by financing activities for the 2022 period relates primarily to net proceeds from offerings of our common stock and warrants

Funding Requirements and Sources of Capital

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

As of the date of this Quarterly Report, we expect our existing cash and cash equivalents will be sufficient to fund our operations into the first quarter of 2024. This projection takes into consideration contractual commitments we have made, and expect to make, in the normal course of operating our business, which include (i) obligations to our employees, (ii) our lease obligations, (iii) payments due under license agreements for various technologies and patent rights associated with our product development activities, (iv) arrangements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third-party vendors for clinical trials services and production of materials for use in our clinical trials, and (v) other various firm purchase commitments and contractual obligations related to production and testing of our product candidates and the general operation of our business.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the period covered by this report, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

During the period covered by this report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Item 6	Exhibits

Exhibit Number	Description

10.1	Amendment to Exclusive License Agreement, dated April 11, 2023, between GeoVax, Inc. and City of Hope (1)
10.2	At The Market Offering Agreement, by and between GeoVax Labs, Inc. and H.C. Wainwright & Co., LLC, dated July 18, 2023 (2)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed May 4, 2023.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed July 19, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC.
(Registrant)

Date: August 9, 2023	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer (duly authorized officer and principal financial officer)