Form 10-Q
period 2023-09-30
GeoVax Labs, Inc.
filed 2023-11-08
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-39563

GEOVAX LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0455038
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

1900 Lake Park Drive, Suite 380
Smyrna, Georgia	30080
(Address of principal executive offices)	(Zip Code)

(678) 384-7220

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each Exchange on which Registered
Common Stock $0.001 par value	GOVX	The Nasdaq Capital Market
Warrants to Purchase Common Stock	GOVXW	The Nasdaq Capital Market

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

Yes ☐    No ☒

As of November 8, 2023, 26,695,287 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1
	Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2023 and 2022 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and nine-month periods ended September 30, 2023 and 2022 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2023 and 2022 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Mine Safety Disclosures	15

Item 5	Other Information	15

Item 6	Exhibits	16

SIGNATURES		17

Part I -- FINANCIAL INFORMATION

Item 1         Financial Statements

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,687,041	$27,612,732
Prepaid expenses	2,113,249	1,325,998
Total current assets	14,800,290	28,938,730
Property and equipment, net	212,953	234,912
Other assets	1,187,788	2,174,286

Total assets	$16,201,031	$31,347,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,213,295	$1,747,682
Accrued expenses	2,868,390	3,000,212
Total current liabilities	7,081,685	4,747,894

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 600,000,000
Issued and outstanding shares – 26,695,287 and 26,334,953 at September 30, 2023 and December 31, 2022, respectively	26,695	26,335
Additional paid-in capital	105,864,028	104,970,722
Accumulated deficit	(96,771,377)	(78,397,023)
Total stockholders’ equity	9,119,346	26,600,034

Total liabilities and stockholders’ equity	$16,201,031	$31,347,928

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Grant revenue	$-	$-	$-	$81,526

Operating expenses:
Research and development	6,947,979	2,721,196	14,486,896	5,358,917
General and administrative	1,651,775	1,249,337	4,562,293	3,363,672
Total operating expenses	8,599,754	3,970,533	19,049,189	8,722,589

Loss from operations	(8,599,754)	(3,970,533)	(19,049,189)	(8,641,063)

Other income:
Interest income	190,936	2,431	674,835	3,747

Net loss	$(8,408,818)	$(3,968,102)	$(18,374,354)	$(8,637,316)

Basic and diluted:
Net loss per common share	$(0.32)	$(0.17)	$(0.69)	$(0.63)
Weighted average shares outstanding	26,544,058	23,461,665	26,442,847	13,818,315

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three-Month and Nine-Month Periods Ended September 30, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2022	26,334,953	$26,335	$104,970,722	$(78,397,023)	$26,600,034
Issuance of common stock for services	108,696	109	74,891	-	75,000
Stock option expense	-	-	228,039	-	228,039
Net loss for the three months ended March 31, 2023	-	-	-	(4,037,916)	(4,037,916)
Balance at March 31, 2023	26,443,649	26,444	105,273,652	(82,434,939)	$22,865,157
Stock option expense	-	-	226,013	-	226,013
Net loss for the three months ended June 30, 2023	-	-	-	(5,927,620)	(5,927,620)
Balance at June 30, 2023	26,443,649	26,444	105,499,665	(88,362,559)	17,163,550
Issuance of common stock for services	251,638	251	137,249	-	137,500
Stock option expense	-	-	227,114	-	227,114
Net loss for the three months ended September 30, 2023	-	-	-	(8,408,818)	(8,408,818)
Balance at September 30, 2023	26,695,287	$26,695	$105,864,028	$(96,771,377)	$9,119,346

	Three-Month and Nine-Month Periods Ended September 30, 2022
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2021	6,381,541	$6,382	$68,731,220	$(64,375,898)	$4,361,704
Sale of common stock and warrants for cash	707,484	707	9,228,541	-	9,229,248
Issuance of common stock upon warrant exercise	2,360,000	2,360	(2,336)	-	24
Stock option expense	-	-	190,191	-	190,191
Net loss for the three months ended March 31, 2022	-	-	-	(2,427,515)	(2,427,515)
Balance at March 31, 2022	9,449,025	9,449	78,147,616	(66,803,413)	11,353,652
Sale of common stock and warrants for cash	1,050,000	1,050	18,496,896	-	18,497,946
Issuance of common stock upon warrant exercise	5,671,214	5,671	(5,104)	-	567
Issuance of common stock for services	68,500	69	71,931	-	72,000
Stock option expense	-	-	190,191	-	190,191
Net loss for the three months ended June 30, 2022	-	-	-	(2,241,699)	(2,241,699)
Balance at June 30, 2022	16,238,739	16,239	96,901,530	(69,045,112)	27,872,657
Issuance of common stock upon warrant exercise	10,021,214	10,021	7,615,522	-	7,625,543
Issuance of common stock for services	75,000	75	60,675	-	60,750
Stock option expense	-	-	190,191	-	190,191
Net loss for the three months ended September 30, 2022	-	-	-	(3,968,102)	(3,968,102)
Balance at September 30, 2022	26,334,953	$26,335	$104,767,918	$(73,013,214)	$31,781,039

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,374,354)	$(8,637,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	51,956	42,213
Stock-based compensation expense	813,499	650,895
Changes in assets and liabilities:
Grant funds receivable	-	49,006
Prepaid expenses and other current assets	(707,084)	(1,251,539)
Other assets	986,498	(2,173,276)
Accounts payable and accrued expenses	2,333,791	(645,955)
Total adjustments	3,478,660	(3,328,656)
Net cash used in operating activities	(14,895,694)	(11,965,972)

Cash flows from investing activities:
Purchase of equipment	(29,997)	(134,258)
Net cash used in investing activities	(29,997)	(134,258)

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	-	27,727,194
Net proceeds from warrant exercise	-	7,626,134
Net cash provided by financing activities	-	35,353,328

Net increase (decrease) in cash and cash equivalents	(14,925,691)	23,253,098
Cash and cash equivalents at beginning of period	27,612,732	11,423,870

Cash and cash equivalents at end of period	$12,687,041	$34,676,968

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

2.	Summary of Significant Accounting Policies

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 those accounting policies that we consider significant in determining our results of operations and financial position. During the nine months ended September 30, 2023, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

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

We believe that our existing cash resources will be sufficient to continue our planned operations into the first quarter of 2024. We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates and will require additional funding to continue our research and development activities. We plan to pursue additional cash resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources. There can be no assurance that additional funding will be available on favorable terms or at all. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern.

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

Recent Accounting Pronouncements

During the nine months ended September 30, 2023, there have been no new accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

3.	Balance Sheet Components

Prepaid Expenses – Prepaid expenses consist of the following:

	September 30, 2023	December 31, 2022
Prepaid clinical trial costs (current portion)	$1,986,037	$1,171,077
Prepaid insurance premiums	-	107,876
Prepaid rent	13,045	13,045
Other prepaid expenses	114,167	34,000
Total prepaid expenses	$2,113,249	$1,325,998

Property and Equipment – Property and equipment consist of the following:

	September 30, 2023	December 31, 2022
Equipment and furnishings	$755,809	$725,812
Leasehold improvements	115,605	115,605
Total property and equipment	871,414	841,417
Accumulated depreciation and amortization	(658,461)	(606,505)
Total property and equipment, net	$212,953	$234,912

Other Assets – Other assets consist of the following:

	September 30, 2023	December 31, 2022
Prepaid clinical trial costs (noncurrent portion)	$1,106,778	$2,083,276
Prepaid technology license fees	70,000	80,000
Deposits	11,010	11,010
Total other assets	$1,187,788	$2,174,286

Accrued Expenses – Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
Accrued technology license fees	$2,000,000	$2,000,000
Payroll-related liabilities	133,665	550,810
Other accrued expenses	734,725	449,402
Total accrued expenses	$2,868,390	$3,000,212

4.	Commitments

Operating Lease

We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2025. Rent expense for the three-month and nine-month periods ended September 30, 2023 was $45,414 and $136,242, respectively, as compared to $44,089 and $132,267, respectively, for the same periods of 2022. Future minimum lease payments total $45,414 in 2023, $187,056 in 2024, and $192,708 in 2025 although the lease may be terminated at any time by either party with one hundred eighty days written notice.

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

Common Stock Transactions

During March, August and September 2023 we issued 108,696, 178,253 and 73,385 shares of our common stock, respectively, pursuant to professional services and consulting agreements.

Stock Options

We have stock-based incentive plans (the “Plans”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. During the nine months ended September 30, 2023, 40,000 stock options were cancelled and there were no new grants of stock options or other transactions related to the Plans. As of September 30, 2023, there are 2,018,800 stock options outstanding, with a weighted-average exercise price of $1.89 per share and a weighted-average remaining contractual term of 7.5 years. Including the outstanding stock options, a total of 5,018,800 shares of our common stock are reserved for future issuance pursuant to the Plans.

Stock Purchase Warrants

We have issued stock purchase warrants in connection with past financing and licensing transactions. During the nine months ended September 30, 2023, there were no transactions related to our stock purchase warrants. As of September 30, 2023, there are 13,384,115 stock purchase warrants outstanding with a weighted-average exercise price of $2.77 per share and a weighted-average remaining term of 3.8 years.

6.	Stock-Based Compensation Expense

Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the classification of the individual to whom the award is granted. Stock-based compensation expense related to stock option grants was $227,114 and $681,166 during the three-month and nine-month periods ended September 30, 2023, respectively, as compared to $190,191 and $570,573, respectively, during the same periods of 2022. As of September 30, 2023, there is $738,281 of unrecognized compensation expense that we expect to recognize over a weighted-average period of 1.6 years.

We have also issued shares of our restricted common stock to consultants and recognize the related expense over the terms of the related agreements. During the three-month and nine-month periods ended September 30, 2023 we recorded stock-based compensation expense of $70,833 and $132,333, respectively, associated with common stock issued for consulting services, as compared to $48,375 and $80,322, respectively, for the same periods of 2022. As of September 30, 2023, there is $104,167 recorded as a prepaid expense for these arrangements, which will be recognized as expense over the term of the related agreements.

7.	Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. The Company’s potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 15,402,915 and 14,346,415 shares at September 30, 2023 and 2022, respectively.

8.	Income Taxes

No provision for income taxes was recorded in either of the nine-month periods ended September 30, 2023 and 2022. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of September 30, 2023.

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

Overview and Recent Events

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

Our programs are in various stages of development, the most significant of which are summarized below along with recent developments:

GEO-CM04S1 – Immunocompromised Trial

●

GEO-CM04S1 is currently undergoing a Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT04977024), evaluating its safety and efficacy, compared to either the Pfizer/BioNTech or Moderna mRNA-based vaccine, as a preventive COVID-19 vaccine in high-risk immunocompromised patients (e.g. patients who have previously received either an allogeneic hematopoietic cell transplant, an autologous hematopoietic cell transplant or chimeric antigen receptor (CAR) T cell therapy).

●

In September 2023, the journal, Vaccines, published data from the open-label safety portion of the trial indicating that GEO-CM04S1 is highly immunogenic, inducing both antibody responses, including neutralizing antibodies, and T cell responses.

●

In September 2023, preclinical vaccine efficacy data for GEO-CM02 were presented during the Keystone Symposia on Molecular and Cellular Biology, Vaccinology During and After COVID-19, demonstrating that our multi-antigen SARS-CoV-2 vaccine, GEO-CM02, induced efficacious immune responses against the original Wuhan strain and BA.1 Omicron variant with a single dose. The data generated in the GEO-CM02 studies validate our hypothesis that vaccines such as GEO-CM04S1, which are designed to induce both antibodies and T-cells to multiple viral structural proteins, can address the issue of viral variation and escape from the immune system.

●

In October 2023, we announced commencement of the planned site expansion for this trial to accelerate patient enrollment. In addition to study enrollments completed at the City of Hope Medical Center (Duarte, California), the trial is now open to eligible patients at Wake Forest Baptist Medical Center (Winston Salem, North Carolina), the University of Massachusetts Medical Center (Worcester, Massachusetts), and the Fred Hutchinson Cancer Center (Seattle, Washington).

GEO-CM04S1 – Healthy Booster Trial

●

GEO-CM04S1 is undergoing the Phase 2 portion of a Phase 1/2 trial (ClinicalTrials.gov Identifier: NCT04639466), evaluating its use as a universal COVID-19 booster vaccine to current FDA-approved two-shot mRNA vaccines from Pfizer/BioNTech and Moderna.

●	In September 2023, we announced the completion of patient enrollment for this trial.

GEO-CM04S1 – CLL Trial

●

In July 2023, an investigator-initiated Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT05672355) of GEO-CM04S1 began, evaluating its use as a COVID-19 booster vaccine in patients with chronic lymphocytic leukemia (CLL), compared to the Pfizer/BioNTech mRNA-based vaccine.

Gedeptin® – Advanced Head and Neck Cancer Trial

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

●

In July 2023, interim data were presented at the American Association for Cancer Research (AACR) and the American Head and Neck Society (AHNS) joint Head and Neck Cancer Conference, indicating that administration of Gedeptin® is safe and feasible, with observation of tumor growth impairment in a majority of the patients.

Advanced Vaccine Manufacturing Process Development

●

In September 2023, GeoVax and ProBioGen AG announced the signing of a commercial license agreement for ProBioGen’s AGE1.CR.pIX® suspension cell line. The agreement enhances our manufacturing capabilities for our entire Modified Vaccinia Ankara (MVA)-based vaccine portfolio. This follows the May 2023 execution of a Master Services Agreement with Advanced Bioscience Laboratories, Inc. (ABL) to support current Good Manufacturing Practices (cGMP) production of our vaccine candidates through late-stage development toward eventual commercialization. These agreements move the Company toward fully implementing a continuous cell line manufacturing system that will provide lower-cost, scalable versatility for our entire MVA-based vaccine portfolio.

Intellectual Property Development

●

In October 2023, the U.S. Patent and Trademark Office issued a Notice of Allowance to GeoVax for Patent Application No. 17/584,231 titled “Replication Deficient Modified Vaccina Ankara (MVA) Expressing Marburg Virus Glycoprotein (GP) and Matrix Protein (VP40).” The allowed claims generally cover GeoVax’s vector platform for expressing Marburg virus antigens in virus-like particles (VLPs) utilizing an MVA viral vector.

●

In October 2023, the U.S Patent and Trademark Office issued a Notice of Allowance to GeoVax for Patent Application No. 17/409,574 titled “Multivalent HIV Vaccine Boost Compositions and Methods of Use.” The allowed claims generally cover a priming vaccination with a DNA vector encoding multiple HIV antigens in virus-like particles (VLPs), followed by a boost vaccination with GeoVax’s vector platform for expressing HIV-1 antigens in VLPs utilizing an MVA viral vector.

●

In August 2023, the U.S. Patent and Trademark Office issued a Notice of Allowance to GeoVax for Patent Application No. 17/726,254 titled “Compositions and Methods for Generating an Immune Response to Treat or Prevent Malaria”. The allowed claims cover compositions comprising GeoVax’s modified vaccinia Ankara (MVA) vector expressing Plasmodium antigens and methods of inducing an immune response to malaria utilizing the compositions. The compositions and methods covered in the allowed claims are useful both prophylactically and therapeutically and may be used to prevent and/or treat malaria.

●

In July 2023, the U.S. Patent and Trademark Office issued Patent No. 11,701,418 B2 to GeoVax, pursuant to the Company’s patent application No. 15/543,139 titled “Replication-Deficient Modified Vaccinia Ankara (MVA) and Matrix Protein (VP40), covering GeoVax’s vector platform for expressing ebolavirus antigens in virus-like particles (VLPs) utilizing an MVA viral vector. The claims encompass multiple ebolavirus strains, including Sudan ebolavirus, Zaire ebolavirus, Taï Forest ebolavirus, and Reston ebolavirus.

General Corporate

●

In June 2023, we received notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) granting our request for a second 180-day period, or until December 4, 2023, to regain compliance with the $1.00 bid price per share requirement for continued inclusion on The Nasdaq Capital Market. If the Company does not meet the bid price requirement prior to the compliance date, Nasdaq will notify the Company that the Company’s common stock will be subject to delisting. At that time, the Company may appeal the delisting determination to the Nasdaq Hearings Panel. There can be no assurance that if the Company does appeal a delisting determination, that such appeal will be successful.

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

We expect our research and development expenditures to increase as we advance our existing and future product candidates into and through clinical trials and pursue regulatory approval, especially with regard to the ongoing Gedeptin and GEO-CM04S1 clinical programs. We do not provide forward-looking estimates of costs and time to complete our research programs due to the many uncertainties associated with biotechnology research and development. Due to these uncertainties, our future expenditures are likely to be highly volatile in future periods depending on the outcomes of the trials and studies. As we obtain data from preclinical studies and clinical trials, we may elect to discontinue or delay certain development programs to focus our resources on more promising product candidates. Completion of preclinical studies and human clinical trials may take several years or more, but the length of time can vary substantially depending upon several factors. The duration and the cost of future clinical trials may vary significantly over the life of the project because of differences arising during development of the human clinical trial protocols, including the length of time required to enroll suitable patient subjects, the number of patients that ultimately participate in the clinical trial, the duration of patient follow-up, and the number of clinical sites included in the clinical trials.

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

Results of Operations

The following table summarizes our results of operations for the three-month and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
Grant revenue	$-	$-
Operating expenses:
Research and development	6,947,979	2,721,196	4,226,783
General and administrative	1,651,775	1,249,337	402,438
Total operating expenses	8,599,754	3,970,533	4,629,221
Loss from operations	(8,599,754)	(3,970,533)	(4,629,221)
Interest income	190,936	2,431	188,505
Net loss	$(8,408,818)	$(3,968,102)	$(4,440,716)

	Nine Months Ended September 30,
	2023	2022	Change
Grant revenue	$-	$81,526	$(81,526)
Operating expenses:
Research and development	14,486,896	5,358,917	9,127,979
General and administrative	4,562,293	3,363,672	1,198,621
Total operating expenses	19,049,189	8,722,589	10,326,600
Loss from operations	(19,049,189)	(8,641,063)	(10,408,126)
Interest income	674,835	3,747	671,088
Net loss	$(18,374,354)	$(8,637,316)	$(9,737,038)

Grant Revenue

There were no grant revenues during either of the three-month periods ended September 30, 2023 and 2022. Grant revenue decreased by $81,526 (100%) for the nine-month period ended September 30, 2023 compared to the nine-month period ended September 30, 2022, reflective of the wind-down of the Company’s grant from the U.S. Department of Defense for our Lassa Fever vaccine program. As of September 30, 2023, all approved grant funds have been utilized.

Research and Development Expenses

For the three-month and nine-month periods ending September 30, 2023, research and development expenses increased by $4,226,783 (155%) and $9,127,979 (170%), respectively, versus the comparable 2022 periods. The overall increase during the 2023 periods relates primarily to costs of conducting clinical trials for GEO-CM04S1 and Gedeptin, costs of manufacturing materials for use in our clinical trials, technology license fees, personnel costs, costs of preclinical research activities and higher travel costs. Research and development expense for the three-month and nine-month periods of 2023 included stock-based compensation expense of $77,873 and $232,516, respectively; as compared to $54,293 and $162,878 respectively, for the comparable 2022 periods.

General and Administrative Expenses

For the three-month and nine-month periods ending September 30, 2023, general and administrative expenses increased by $402,438 (32%) and $1,198,621 (36%), respectively, versus the comparable 2022 periods. The overall increase during the 2023 periods relates primarily to higher personnel costs, investor relations consulting costs, legal fees, patent costs and travel expenses. General and administrative expense for the three-month and nine-month periods of 2023 included stock-based compensation expense of $220,075 and $580,983, respectively; as compared to $184,273 and $488,017, respectively, for the comparable periods of 2022.

Other Income

Interest income for the three-month and nine-month periods ended September 30, 2023 was $190,936 and $674,835, respectively, as compared to $2,431 and $3,747, respectively, for comparable periods of 2022. The variances between periods are primarily attributable to cash available for investment and higher interest rates.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of September 30, 2023 and December 31, 2022, and our cash flows for the nine-month periods ended September 30, 2023 and 2022:

Liquidity and Capital Resources	September 30, 2023	December 31, 2022
Cash and cash equivalents	$12,687,041	$27,612,732
Working capital	7,718,605	24,190,836

	Nine Months Ended September 30,
Cash Flow Data	2023	2022
Net cash provided by (used in):
Operating activities	$(14,895,694)	$(11,965,972)
Investing activities	(29,997)	(134,258)
Financing activities	-	35,353,328
Net increase (decrease) in cash and cash equivalents	$(14,925,691)	$23,253,098

Operating Activities – Net cash used in operating activities of $14,895,694 for the nine months ended September 30, 2023, was primarily due to our net loss of $18,374,354, offset by non-cash items such as depreciation expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $11,965,972 for the nine months ended September 30, 2022, was primarily due to our net loss of $8,637,316, also offset by non-cash charges such as depreciation and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $29,997 and $134,258 for the nine-month periods ended September 30, 2023 and 2022, respectively, and relates primarily to purchases of laboratory equipment

Financing Activities – Net cash provided by financing activities was $-0- and $35,353,328 for the nine-month periods ended September 30, 2023 and 2022, respectively. Net cash provided by financing activities for the 2022 period relates primarily to net proceeds from offerings of our common stock and warrants.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 10, 2023, we issued 178,253 shares of our restricted common stock to Outside the Box Capital, Inc. pursuant to a professional services agreement. The Company relied on an exemption from the registration requirements of the Securities Act afforded by Section 4(a) (2) thereof and Rule 506 of Regulation D.

On September 28, 2023, we issued 73,385 shares of our restricted common stock to Acorn Management Partners, LLC pursuant to a professional relations and consulting agreement. The Company relied on an exemption from the registration requirements of the Securities Act afforded by Section 4(a) (2) thereof and Rule 506 of Regulation D.

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

Item 6	Exhibits

Exhibit
Number	Description
10.1	At The Market Offering Agreement, by and between GeoVax Labs, Inc. and H.C. Wainwright & Co., LLC, dated July 18, 2023 (1)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

_____________________

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed July 19, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC.
(Registrant)

Date: November 8, 2023	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal financial officer)