Form 10-K
period 2023-12-31
GeoVax Labs, Inc.
filed 2024-02-29
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2023

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

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price on that date was $14,363,801.

Number of shares of Common Stock outstanding as of February 29, 2024: 2,172,272

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with respect to its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this document.

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

Overview

GeoVax Labs, Inc. (“GeoVax” or “the Company”) is a clinical-stage biotechnology company developing human vaccines and immunotherapies against infectious diseases and solid tumor cancers using novel proprietary platforms. GeoVax’s product pipeline includes ongoing human clinical trials for a next-generation Covid-19 vaccine and a gene-directed therapy against advanced head and neck cancers. Additional research and development programs include preventive vaccines against Mpox (formerly known as monkeypox) and smallpox, hemorrhagic fever viruses (Ebola Zaire, Ebola Sudan and Marburg), Zika virus and malaria, as well as immunotherapies for multiple solid tumors. The Company’s portfolio of wholly owned, co-owned, and in-licensed intellectual property, stands at over 155 granted or pending patent applications spread over 24 patent families, which are discussed in greater detail in the “Our Intellectual Property” section.

Our Product Development Pipeline

The table below summarizes the status of our product development programs, which are discussed in greater detail in the following pages.

Indication	Current Status
Coronavirus/Covid-19 Vaccines
Booster to mRNA vaccines	Clinical – Phase 2 (enrollment completed)
Primary vaccine for immunocompromised/cell transplant patients	Clinical – Phase 2 (actively enrolling)
Booster for immunocompromised/CLL patients	Clinical – Phase 2 (actively enrolling)
Cancer Therapy
Solid Tumors (Advanced Head and Neck Cancer)*	Clinical – Phase 1/2 (enrollment completed)
Solid Tumors (MUC1)	Preclinical/IND-Enabling
Other Infectious Disease Vaccines
Mpox & smallpox	Preclinical/IND-Enabling
Hemorrhagic Fever Viruses Ebola Zaire**	Preclinical/IND-Enabling
Ebola Sudan**
Marburg**
Zika**	Preclinical/IND-Enabling
Malaria**	Exploratory

* Orphan Drug status granted

** Indication within FDA Priority Review Voucher program

Our Coronavirus Vaccine Programs

Severe respiratory illnesses caused by the SARS-CoV-2 virus, remain a serious public health issue of international concern. SARS-CoV-2 is an enveloped, single-stranded, positive-sense RNA virus belonging to the family Coronavidae within the genus beta-coronavirus. The genome of SARS-CoV-2 encodes one large Spike (“S”) protein that plays a pivotal role during viral attachment to the host receptor and entry into host cells. The S protein is the basis for most approved vaccines used to protect against SARS-CoV-2. Neutralizing antibodies targeting the receptor binding domain (“RBD”) subunit of the S protein block the virus from binding to host cells. Over 90% of all neutralizing antibodies produced in response to infection are directed to the RBD subunit.

Based on our research, there are currently forty vaccines authorized for use in one or more countries around the world, including four in the United States. These vaccines are primarily designed to induce antibodies specific for the S protein of SARS-CoV-2 but rely on different mechanisms for presentation or expression of the S antigen, including recombinant proteins, whole inactivated virus, defective adenovirus vectors (three different types) or mRNA. Unfortunately, the continued adaptation and mutation of SARS-CoV-2 has resulted in the emergence of variants that are not optimally neutralized by antibodies induced by currently available vaccines, reducing clinical efficacy. This has required the continued adjustment of vaccine composition and the repeated administration of booster doses. Moreover, these current vaccines tend to stimulate only modest T-cell responses, which have been shown to be critical to critical for induction of long-term immune memory and for protection against severe Covid-19 disease. Recently, the FDA indicated the likely need for continued vaccine adjustments and boosters at least annually, similar to the approach used for influenza virus vaccines.

Modified Vaccinia Ankara (MVA) is the viral vaccine vector platform utilized in a number of our vaccine candidates, including our next generation SARS-CoV-2 product, GEO-CM04S1. There are several potential advantages to SARS-CoV-2 vaccines based on MVA vectors:

●

MVA has a large genetic coding capacity which provides the foundation for vaccines based on multiple SARS-CoV-2 proteins, instead of the singular focus on the S protein. This approach induces immune responses with greater breadth of specificity.

●	MVA is known to effectively induce T-cell responses in addition to antibodies and the responses are durable.
●	MVA does not replicate in human cells which contributes to it being an extremely safe vaccine platform for human vaccines.

As a result of the combination of these properties, MVA is an ideal vaccine vector platform for the design of the next generation Covid-19 vaccines. This is especially true when the need to correct for suboptimal vaccine-induced immune responses of certain patient populations with compromised immune systems is considered, including patients suffering from and/or being treated for a variety of cancers, organ transplant patients, and renal dialysis patients.

GEO-CM04S1 for Immunocompromised/Cell Transplant Patients – The CDC and other global public health agencies identify immunocompromised patients, including patients who have received treatment for hematologic malignancy, as highest risk for SARS-CoV-2 disease. SARS-CoV-2 infection can be very serious in this vulnerable population of hematology patients, including autologous (auto) and allogeneic (allo) hematopoietic cell transplant (HCT), and recipients of chimeric antigen receptor (CAR)-T cell therapies.

Given the serious impact of other respiratory viruses in this vulnerable patient population, it is anticipated that hematology recipients of cell therapy may develop severe clinical disease, profoundly impacting morbidity and survival. Increasingly, there is evidence of the high risk of severe morbidity, hospitalization and death resulting from SARS-CoV-2 in hematology patients. The efficacy and safety of a SARS-CoV-2 vaccine remains to be established in the different immunocompromised patient populations and it is likely that candidate SARS-CoV-2 vaccines may differ in their efficacy and safety for these patients.

Our vaccine candidate, GEO-CM04S1, is based on a synthetic, attenuated Modified Vaccinia Ankara (sMVA) vector expressing both spike (S) and nucleocapsid (N) antigens of the SARS-CoV-2 virus and was initially developed at City of Hope (COH) Medical Center for immunocompromised patients. In a placebo-controlled Phase 1 clinical trial of healthy adults conducted by COH, GEO-CM04S1 was shown to be safe and immunogenic. In November 2021, GeoVax entered into a license agreement with COH, granting GeoVax exclusive worldwide rights to further develop and commercialize the vaccine.

GEO-CM04S1 is being studied in an ongoing Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT04977024) to evaluate its safety and immunogenicity as a primary vaccine, compared to either the Pfizer/BioNTech or Moderna mRNA-based vaccine, in patients who have previously received either an allogeneic hematopoietic cell transplant, an autologous hematopoietic cell transplant or chimeric antigen receptor (CAR) T cell therapy. MVA-vector based vaccines tend to produce an immune response quickly – in less than 14 days – with only mild side effects. The trial is also the first to compare an investigational multi-antigenic SARS-CoV-2 vaccine to the current Food and Drug Administration (FDA)-approved mRNA vaccines from Pfizer/BioNTech and Moderna in people who are immunocompromised. Such patients have often shown a suboptimal immune response after receiving currently available Covid-19 vaccines.

GEO-CM04S1 is also being studied as a booster vaccine in an investigator-initiated clinical trial (ClinicalTrials.gov Identifier: NCT05672355), in immunocompromised patients with chronic lymphocytic leukemia (CLL). Despite a high vaccination rate, CLL patients may be at high risk for lethal Covid-19 infection due to their compromised ability to generate antibody responses against Covid infections or vaccinations. GEO-CM04S1 may be more effective at inducing protective immunity in CLL patients since MVA strongly induces T cell expansion even in the background of immunosuppression. Targeting both the S and N protein antigens broaden the specificity of the immune responses and can protect against the loss of efficacy associated with the reduced antibody responses. The study is examining the use of two injections of GEO-CM04S1 three months apart to assess immune responses in these vulnerable patients, with the Pfizer-BioNTech Bivalent vaccine as the control arm.

GEO-CM04S1 as a Booster Vaccine – GEO-CM04S1 is also being studied in a Phase 2 trial (ClinicalTrials.gov Identifier: NCT04639466), evaluating its use as a heterologous booster vaccine to current FDA-approved mRNA vaccines from Pfizer/BioNTech and Moderna.

Because GEO-CM04S1 is designed to stimulate potent humoral and cellular immune responses against both the S and N proteins of SARS-CoV-2, GeoVax believes its administration as a booster will induce a broader and more sustained immune response than that seen after mRNA vaccine boosting. In addition, GEO-CM04S1 may offer better protection against the significant sequence variation observed with the S antigen because the N antigen tends not to change significantly amongst variants.

The Phase 1 trial of GEO-CM04S1 (known at the time as COH-CM04S1) was designed as a dose-escalation safety study in healthy individuals between the ages of 18 to 55, who had not been previously infected or vaccinated with SARS-CoV-2. The primary objectives were to evaluate the safety, tolerability and immunogenicity of the GEO-CM04S1 administered at three different dose levels by intramuscular (IM) injection. Follow-up studies of the volunteers are continuing to better characterize their immune responses.

The Phase 2 booster study, for which patient enrollment was completed in September 2023, includes 63 healthy adults who were previously vaccinated with one of the FDA-approved SARS-CoV-2 mRNA vaccines, manufactured by either Pfizer/BioNTech or Moderna. The study is designed as a comparison trial to evaluate the safety profile and immunogenicity of 2 dose levels of GEO-CM04S1 when administered as a heterologous booster. The immunological responses measured throughout the study will include SARS-CoV-2 neutralizing antibody and T-cell responses against SARS-CoV-2 variants of concern (VOC), including the Delta and contemporaneous Omicron variants.

In February 2024, we announced positive initial safety and immune response findings at one month following vaccine administration. While the study is designed to evaluate the safety and immunogenicity of two GEO-CM04S1 dose levels. The trial remains blinded to dose of vaccine received, with study subjects being followed for a total of one year. To date, there have been no serious adverse events, and adverse events were in line with other routine vaccinations. The immunological responses measured throughout the study period include both neutralizing antibodies against multiple SARS-CoV-2 variants (including contemporaneous Omicron variants) and specific T-cell responses. Consolidated data from all subjects tested one-month post-vaccination, documented statistically significant increases in neutralizing antibody responses against multiple SARS-CoV-2 variants, ranging from the original Wuhan strain through Delta and Omicron XBB 1.5; additional testing against the JN.1 variant is underway.

GEO-CM02 as a Pan-Coronavirus Vaccine – As noted, most of the first-generation SARS-CoV-2 vaccines were designed to encode the S protein of the SARS-CoV-2 virus with the goal of inducing high levels of neutralizing antibodies. However, the limitations of this approach in the face of continually emerging variants is now obvious and alternative vaccine designs are being developed.

GeoVax has developed a design strategy for vaccines to induce broader immunity through inclusion of multiple, genetically conserved structural and nonstructural proteins from SARS-CoV-2 and other beta-coronaviruses with the potential to infect humans. This is possible, through the use of our MVA platform to incorporate other sequence-conserved structural and nonstructural proteins as targets for T-cell responses to increase the breadth and function of vaccine-induced immune responses. This strategy provides the basis for generating a universal vaccine with augmented potential to alleviate the burden of disease caused by circulating coronaviruses. Unique when compared to other vaccines approved or under development, the GeoVax pan-coronavirus vaccine candidates are specifically designed to provide protective immunity against SARS-CoV-2 and other similar coronaviruses which could pose a risk of human infection.

In January 2021, the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH), awarded the GeoVax a Small Business Innovative Research (SBIR) grant in support of the Company’s vaccine development efforts. The Phase 1 grant, titled, “Preclinical Development of GV-MVA-VLP Vaccines Against COVID-19,” supported the ongoing design, construction and preclinical testing of our MVA-vectored vaccine candidates. This program currently is serving as the foundation for further internal experimental design and small animal model testing focusing on the use of highly conserved viral nonstructural proteins as additional T-cell immunogens to further increase the functional and specificity of induced immune responses.

In September 2023, data for GEO-CM02, which contains S, membrane (M) and envelope (E) proteins, were presented during the Keystone Symposia on Molecular and Cellular Biology held in Atlanta, Georgia. The presentation highlighted the following data: (i) the GEO-CM02 vaccine induced immune responses that were efficacious against the original Wuhan strain and BA.1 Omicron variant with a single dose, (ii) animals were protected prior to the detection of neutralizing antibodies, likely indicating a critical T-cell contribution, and (iii) GEO-CM02 significantly reduced or eliminated inflammation and immunopathology in the lungs of vaccinated animals. Together, these data indicate that immunization with the multi-antigen MVA-vectored vaccine can protect against severe disease and death induced by SARS-CoV-2 infection, regardless of the variant.

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

In GDEPT, a replication-deficient adenovirus vector is used to infect and transduce tumor cells with a nonhuman gene, which expresses an enzyme that can convert a inactive prodrug into an active antitumor compound, in situ. A cycle of Gedeptin therapy consists of intra-tumoral injections of Gedeptin followed by administration of a prodrug, fludarabine phosphate, over a pre-defined time period. A Phase 1 dose ranging study, evaluating the safety of a single cycle of Gedeptin therapy, found the therapy to be well tolerated, with evidence of a reduction in tumor size in patients with solid tumors.

A multi-site Phase 1/2a trial (ClinicalTrials.gov Identifier: NCT03754933), evaluating the safety and efficacy of repeat cycles of Gedeptin therapy in patients with recurrent head and neck squamous cell carcinoma (HNSCC), with tumor(s) accessible for injection and no curable treatment options is ongoing, with patient enrollment closed in December 2023.

The trial design involves repeat administration using Gedeptin followed by systemic fludarabine phosphate, in order to gain preliminary information on the utility of multiple cycles of Gedeptin therapy, prior to expansion towards a larger patient trial. The initial stage of the study is being funded by the FDA pursuant to its Orphan Products Clinical Trials Grants Program. The FDA has also granted Gedeptin orphan drug status for the intra-tumoral treatment of anatomically accessible oral and pharyngeal cancers, including cancers of the lip, tongue, gum, floor of mouth, salivary gland and other oral cavities. This trial will guide the design of larger studies involving patients at earlier stages in the disease process. These studies may lead to labeling discussions with the FDA and initiation of further Gedeptin investigations including in combination with immune checkpoint inhibitors for additional cancerous and non-cancerous tumor indications.

MUC1-based Immunotherapy – Tumors are often able to inhibit the body’s natural immune system by producing inhibitory factors as a mechanism of immune resistance, especially against the T cells that are specific for tumor antigens and can kill cancer cells. The field of immuno-oncology has received new momentum with the discovery and commercial launch of immune checkpoint inhibitors (ICIs), a type of monoclonal antibodies (Mabs). ICIs block the naturally occurring and tumor-induced immune checkpoints, thus allowing T cells to more fully function and respond against tumor cells.

Unlike conventional therapies (e.g. radiation, chemotherapy, antibody, etc.), therapeutic cancer vaccines have the potential to induce responses that not only contribute to the control of tumors but also establish immunological memory that can suppress and prevent tumor recurrence. Convenience, safety, and low toxicity of cancer vaccines could make them invaluable tools to be included in future immunotherapy approaches in combination with ICIs for treating tumors. Currently, there are only a few vectored cancer vaccines being tested in combination with ICIs, all of which are in early clinical stages.

We are developing our GV-MVA-VLP™ vaccine platform, which is based on the aberrantly glycosylated forms of the cell surface-associated MUC1 protein, and is expressed on a wide range of cancers, including breast, colon, ovarian, prostate, pancreatic, and lung, with the goal of raising therapeutic anti-tumor antibodies and T cell responses in cancer patients.

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

●

In 2022, we initiated potential IND enabling small animal studies with Dr. Pinku Mukherjee at the University of North Carolina at Charlotte to define the optimal course and schedule of vaccination to define a protocol that can be evaluated in a Phase 1 clinical trial. These studies, which are ongoing, include assessment of the therapeutic benefit the vaccine in combination with a synthetic peptide, adjuvant and immune checkpoint inhibitor using a human MUC1 transgenic mouse model to optimally match existing and previously tested cancer treatment regimens.

MVA as Smallpox and Mpox Vaccine - MVA was originally developed for use as a smallpox vaccine more than 30 years ago. Its preferred use is for individuals with compromised immune systems; individuals that would be put at risk if administered the normal smallpox vaccine (“vaccinia”) which can replicate in human cells. It is also approved as the vaccine for other orthopox vaccines, including Mpox. As such, an added potential benefit of our vaccines is that in those regions where Mpox or smallpox are of concern, vaccines built on an MVA vaccine platform will likely also provide protection against Mpox and smallpox.

MVA is the vaccine currently used and stockpiled in the US Strategic National Stockpile for immunization against the MPox and smallpox viruses. GeoVax previously demonstrated that an experimental HIV vaccine, utilizing NIH-MVA as the vaccine vector, protected non-human primates challenged with a lethal dose of the Mpox virus. Further, in August 2022, the City of Hope team, which originally developed GEO-CM04S1, published results demonstrating that both their proprietary sMVA (synthetic MVA) and GEO-CM04S1 (referred to as “COH04S1” in the publication) elicited robust orthopoxvirus-specific binding and neutralizing antibody responses. The authors concluded that GEO-CM04S1 and sMVA represent unique vaccine candidates to control the unforeseen global Mpox outbreak.

In response to the global need to address the continued emerging threat from Mpox and the unique opportunity offered by MVA-based vaccines, in November 2022, GeoVax secured rights from the NIH covering preclinical, clinical and commercial uses of the NIH-MVA against Mpox or smallpox viruses. The Company is now evaluating development and regulatory pathways towards expanding the public health options available to reduce and manage the risk of Mpox worldwide. The Company intends to successfully develop and commercialize GEO-MVA, becoming the first U.S.-based supplier of MVA as a vaccine against Mpox and smallpox.

Our Hemorrhagic Fever Virus Vaccines (Ebola Zaire, Ebola Sudan, Marburg)

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

To address the unmet need for a product that can respond to future hemorrhagic fever outbreaks, we are developing vaccines utilizing our GV-MVA-VLP™ platform. As previously noted, the MVA vector itself is considered safe, having originally been developed for use in immunocompromised individuals as a smallpox vaccine. We expect our vaccines may not only protect at-risk individuals against EBOV, SUDV and MARV, but also potentially reduce or modify the severity of other re-emerging pathogens such as Bundibugyo, Ivory Coast, and Reston viruses, based on antigenic cross reactivity and the elicitation of T cells to the more conserved matrix proteins (e.g. VP40 or Z) in addition to standard GP proteins used by us and other manufacturers. Thus, the GeoVax GV-MVA-VLP™ approach could offer a unique combination of advantages to achieve breadth and safety of a pan-filo vaccine. In addition to protecting historically higher-risk populations in Africa, it is also intended to prevent the spread of disease to the US and globally, and for preparedness against terrorist release of any of bio-threat pathogens in the US and globally.

Our initial preclinical studies in rodents and nonhuman primates for our MVA-VLP-EBOV vaccine candidate have shown significant levels of protection against lethal doses of EBOV. Recent studies in lethal challenge guinea pig models demonstrated that GeoVax vaccines MVA-VLP-SUDV and MVA-VLP-MARV conferred 100% protection from death. These vaccines were subsequently evaluated in a rigorous cynomolgus macaque infectious challenge model. Vaccination protected nonhuman primates from viremia, weight loss and death following challenge with a dose of Sudan or Marburg virus that is lethal in nonvaccinated animals. Evaluation of immune responses following vaccination demonstrated presence of both neutralizing antibodies and functional T cells, indicating a breadth of responses that combine for optimal protection. The nonhuman primate studies conducted in collaboration with NIAID and the U.S. Department of Defense (DoD) have been completed and potential clinical development programs are being considered.

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

HIV – Due to our corporate refocusing of development efforts prioritizing our SARS-CoV-2 and cancer immunotherapy programs, and to a lack of continuing government support for our HIV vaccine development efforts, in early 2022 we decided to suspend active development of these programs. Our technology and intellectual property will remain available for out-license or partnering, but we are no longer devoting any significant corporate resources to this program.

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

Further development of our Zika, Malaria and HIV programs will be dependent upon additional funding support via federal grants, corporate collaborations, or other sources.

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

VLPs mimic authentic viruses in form but are not infectious or capable of replicating and can cause the body’s immune system to recognize and kill targeted viruses to prevent an infection. VLPs can also train the immune system to recognize and kill virus-infected cells to control infection and reduce the length and severity of disease. One of the biggest challenges with VLP-based vaccines is to design the vaccines in such a way that the VLPs will be recognized by the immune system in the same way as the authentic virus would be. We design our vaccines such that, when VLPs for enveloped viruses like HIV, Ebola or Marburg are produced in vivo (in the cells of the recipient), they include not only the protein antigens, but also an envelope consisting of membranes from the vaccinated individual’s cells. In this way, they are highly similar to the virus generated in a person’s body during a natural infection. VLPs produced in vitro (in a pharmaceutical plant), by contrast, have no envelope or, envelopes from the cultured cells (typically hamster or insect cells) used to produce them. We believe our technology therefore provides distinct advantages by producing VLPs that more closely resemble the authentic viruses. We believe this feature of our immunogens allows the body’s immune system to more readily recognize the virus. By producing VLPs in vivo, we believe we also avoid potential purification issues associated with in vitro production of VLPs.

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

We collaborated with the laboratory of Dr. Bernard Moss at NIH/NIAID on four different generations of MVA vectors, spanning over 15 years of collaboration, to effectively express vaccine proteins that assemble into VLPs. These efforts led to the development of different shuttle vectors and the identification of multiple insertion sites for introducing foreign genes encoding the vaccine target proteins into MVA in a manner that optimizes each product for manufacturing stability. Each MVA-VLP vaccine has up to two expression cassettes, each encoding one or more antigens selected from pathogens of interest. At a minimum, each vaccine expresses two antigens required for VLP formation. In the case of HIV and hemorrhagic fever vaccines for example, a viral matrix protein and an envelope glycoprotein. We use a synthetic early late promoter that provides high, yet not lethal, levels of insert expression, which is initiated immediately after infection in cells of the vaccinated individual.

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

●	No need for adjuvants: MVA generally stimulates strong innate immune responses and does not require the use of adjuvants.
●	Protection against Mpox and Smallpox: MVA vectored vaccines have been previously shown to provide potential protection against Mpox and Smallpox.
●	Thermal stability: MVA is stable in both liquid and lyophilized formats (> 6 years of storage).
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

Recent Government Initiatives

US Regulators and Senior White House and Congressional Leaders have recently announced multiple objectives and initiatives that may impact GeoVax. These include:

-

Project NextGen and the Rapid Response Partnership Vehicle (RRPV) -- Supporting the Biomedical Advanced Research and Development Authority (BARDA) in its objective to develop innovative vaccine platforms facilitating the production of a next generation broader performing Covid vaccines – GeoVax’s MVA-vectored Covid-19 vaccine candidates (e.g., GEO-CM04S1) is a logical candidate given the features and benefits noted throughout this report.

-	The reshoring and protection of the domestic biotech ecosystem – GeoVax represents the first domestic source for Smallpox and Mpox production which is currently controlled by a single foreign entity.
-	Replenishing the US stockpile with additional vaccines addressing Mpox and Hemorrhagic Fevers – GeoVax has multiple products in advanced stages of development.
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

Rather than establishing the necessary facilities to manufacture any of the clinical or commercial supplies of our products, our strategy is to rely on established, recognized third-party contract manufacturers to produce materials needed for research and clinical trials. We have arrangements with third party manufacturers for the supply of products for use in our planned clinical trials. These suppliers operate under the FDA’s Good Manufacturing Practices and (in the case of European manufacturers) similar regulations of the European Medicines Agency. We anticipate that these suppliers will be able to provide sufficient supplies to complete our currently planned clinical trials. Various contractors are generally available in the United States and Europe for manufacture of materials for clinical trial evaluation, however, it may be difficult to replace existing contractors for certain manufacturing and testing activities and costs for contracted services may increase substantially if we switch to other contractors.

The raw materials and other supplies that are used in the production process for our vaccines and that we use in our research activities are generally available from a number of commercial suppliers and we believe we will be able to obtain sufficient quantities of such materials and supplies for all foreseeable clinical investigations.

Transition to high-yield, scalable MVA manufacturing process – Currently, MVA vaccines are manufactured in cells cultured from chicken embryonic fibroblasts (CEF), a suboptimal and time-consuming process useful primarily for niche markets and stockpile reserves. After exploring various approaches to growing MVA, utilizing continuous avian cell lines in bioreactors more suitable for high-yield, commercial-scale manufacturing, we have accelerated activities towards fully implementing a proprietary, continuous avian cell line manufacturing system that will provide lower-cost, scalable versatility for broad MVA vaccine and immunotherapy applications. To this end, in September 2023, we announced the signing of a commercial multi-product license agreement for ProBioGen's AGE1.CR.pIX® suspension cell line, an innovative and proven platform that enables high-yield and scalable production, ensuring efficient industrial manufacturing processes. The AGE1.CR.pIX cell line's versatility allows it to support a wide range of viruses and vaccine types, enhancing its suitability for various vaccines in development and as a replacement for traditional production systems. MVA grows particularly well on this cell line, making it even more advantageous for vaccine development.

Developing a high-yield, high-capacity process to produce MVA-based vaccines and immunotherapies constitutes a transformational development – for GeoVax, biomedicine, and the public’s health. By advancing our MVA manufacturing to a modern, interchangeable process, we are on course to expand MVA applications from stockpile-based solutions for niche medical markets to respond to world needs on a timely basis, whenever and wherever they arise. We believe that this capability puts us in the position to be the first supplier of MVA-based vaccines to implement such a transformative manufacturing process and becoming the first U.S.-based supplier of the MVA vaccine to prevent Mpox, Smallpox and other pox-related viruses.

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

We face general market competition from several subsectors of the vaccine development field, including large, multinational pharmaceutical companies including Sanofi, GSK, Merck, Janssen, Mitsubishi Tanabe, Takeda, and Pfizer; mid-size pharmaceutical companies and emerging biotechnology companies including Dynavax, Novavax Inc., Moderna, BioNTech and Bavarian Nordic; and academic and not-for-profit vaccine researchers and developers including the NIH. The industry is typified by extensive collaboration, licensing, and merger and acquisition activity despite the intense competition.

More than forty Covid-19 vaccines are currently authorized for use in one or more countries around the world, including three in the United States (from Pfizer/BioNTech, Moderna, and Janssen). All these vaccines are based on the S protein of the SARS-CoV-2 virus but rely on different mechanisms for presentation or expression of the S antigen, including whole, inactivated virus, defective adenovirus vectors (three different types) or mRNA. The World Health Organization reports that there are 180 Covid products in clinical development.

A number of companies are developing various types of therapeutic vaccines or other immunotherapy approaches to treat cancer including Advaxis, Immune Design, Oncothyreon, Bavarian Nordic, Roche Pharmaceuticals, Merck & Co, Bristol Myers Squibb, and AstraZeneca plc.

There are currently no FDA licensed and commercialized Zika vaccines, or hemorrhagic fever virus vaccines (other than for Ebola Zaire) available in the world market. We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, which are actively engaged in vaccine research and development in these areas. For hemorrhagic fever viruses, these include NewLink Genetics and Merck, Johnson & Johnson, Novavax, Inovio and GlaxoSmithKline. For Zika, these include NewLink Genetics, Inovio, Merck, Butantan Institute and NIH (NIAID). In December 2019, the FDA approved the first vaccine (ERVEBO®) for prevention of Ebola Zaire, developed by Merck.

In October 2021, the WHO approved the first malaria vaccine, RTS, S. It requires 4 doses and is based on a single antigen and has modest efficacy (approximately 50%, depending on the age of subjects), the WHO has defined a Road Map for developing and licensing of next generation malaria vaccines. More recently, a vaccine, R21/Matrix-M™️, jointly developed by Oxford University and the Serum Institute of India has met the WHO targeted efficacy to block both infection and transmission of malaria with at least a 75% efficacy rate.

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

As of December 31, 2023, our owned, co-owned, and in-licensed patent estate, on a worldwide basis, includes 17 granted or allowed U.S. patent applications, 17 pending U.S. patent applications; 63 granted foreign patents, 62 pending foreign patent applications, 3 Patent Cooperation Treaty (PCT) application, and 2 U.S. provisional applications spread over 24 patent families. The term of individual patents depends upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application which serves as a priority application. In addition, we plan to seek patent term adjustments, restorations, and/or patent term extensions where applicable in the United States and other jurisdictions. For example, depending upon the timing, duration, and specifics of FDA approval of our vaccine products, some of our U.S. patents may be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the “Hatch-Waxman Amendments,” and codified as 35 U.S.C. § 156. 35 U.S.C. § 156 permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one half the time between the effective date of an IND and the submission date of a Biologics License Application (BLA), plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved vaccine product is eligible for such an extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our, or our exclusively licensed, issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.

Our current patent portfolio includes 2 patent families directed to various aspects of our DNA and MVA-based HIV vaccines, their genetic inserts expressing multiple HIV protein components, composition, structure, claim of immunization against multiple subtypes of HIV, routes of administration, safety and other related factors and methods of therapeutic and prophylactic use thereof including administration regimes. We have in-licensed one patent from Emory University and the U.S. National Institutes of Health (NIH) relevant to our HIV-vaccine program. This patent expires in 2028, exclusive of any patent term adjustments or extensions. We wholly own one patent family, including two granted U.S. patents (US 11,098,086 and US 11,897,919), directed to specific vaccine administration methods which, where issued, valid, and enforceable, will expire in 2037, exclusive of any patent term adjustments or extensions.

We wholly own one granted U.S. patent (US 11,701,418) directed to preventive vaccines against Ebola virus, and one granted U.S. patent (US 11,896,657) directed to Marburg virus and uses thereof. These patents, where issued, valid, and enforceable, will expire in 2036, exclusive of any patent term extensions.

We wholly own one granted U.S. patent (US 11,638,750) directed to preventive vaccines against Zika virus and uses thereof. This patent where issued, valid, and enforceable, will expire in 2037, exclusive of any patent term adjustments.

We wholly own two granted U.S. patents (U.S. 11,311,612 and US 11,857,611) directed to preventive vaccines against malaria and use thereof. These applications, where issued, valid, and enforceable, will expire in 2038, exclusive of any patent term adjustments or extensions.

We wholly own 3 patent families, which includes two granted U.S. patents (U.S. 11,278,607 and U.S. 11,413,341), and granted foreign applications in Australia, Europe (validated in Germany, Spain, France, Great Britian, Italy, Poland, Turkey, and Switzerland), China, Japan, India directed to our immuno-oncology vaccine compositions and methods of use thereof. Applications are pending in the United States, Australia, Canada, China, and Hong Kong,. The patent applications of these families, where issued, valid, and enforceable, will expire between 2037-2040, exclusive of any patent term adjustments or extensions.

We wholly own one pending patent family directed to various MVA-based vaccines for the treatment of SARS CoV-2. Applications have been filed in the United States, Argentina, Australia, Brazil, Canada, China, Hong Kong, the European Patent Office, Israel, Japan, South Korea, Mexico, South Africa, and Taiwan. The patent applications in these families, if issued, valid, and enforceable, will expire in 2041, exclusive of any patent term adjustments or extensions. We have non-exclusively in-licensed from the U.S. National Institutes of Health (NIH) 2 patent families directed to certain aspects of our MVA-viral backbone used in our SARS-CoV2 vaccine, which will expire between 2027 and 2032. We have non-exclusively in-licensed from the NIH 2 patent families relating to coronavirus spike protein compositions relevant to our MVA SARS-CoV2 vaccine candidates. The patent applications for these families, where issued, valid, and enforceable, will expire between 2037 and 2041, exclusive of any patent term adjustments or extensions.

We co-own with Leidos, Inc. one patent family directed to viral constructs for use in enhancing T-cell priming during vaccination. Applications have been filed in United States, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, and Taiwan. The patent applications in this patent family, if issued, valid, and enforceable, will expire in 2042, exclusive of any patent term adjustments or extensions.

The MVA backbone that we have been using in our vaccines was provided to us by the laboratory of Dr. Bernard Moss of the NIAID, Laboratory of Viral Diseases (LVD). We have a non-exclusive commercial license to the NIH MVA backbone for our SARS CoV-2 vaccine with the NIAID of the National Institutes of Health NIH on behalf of the United States, which includes the use of certain patents and patent applications arising from the Moss laboratory and the provided materials. This non-exclusive commercial license was further amended in December 2023 to expand the Field of Use to include the use of our SARS-CoV-2 vaccine against smallpox and/or monkeypox. We also have a non-exclusive research and development license to use the MVA backbone for our other vaccine candidates. If we later decide to commercialize vaccine candidates that are under the research and development license, we will need to negotiate appropriate commercialization licenses. These in-licensed NIH patents and patent applications, if and where issued, valid, and enforceable, will expire between 2027 and 2032.

In November 2022, we executed a Material Transfer Agreement (MTA) with the National Institutes of Health (NIH) for the clinical and commercial use of an unmodified (parental) MVA 1974/NIH Clone I as a vaccine against monkeypox virus. The MTA is royalty-free, non-exclusive, and worldwide.

We have exclusively in-licensed five patent families from the City of Hope in the field of vaccine products targeted for prevention, reduction, amelioration or treatment of coronaviruses, including Covid-19, pursuant to an Exclusive License Agreement entered into on November 9, 2021, and as further amended on April 11, 2023. The in-licensed patent families are directed to synthetic MVA vectors, including synthetic MVA vaccines encoding one or more SARS-CoV-2 antigens, and their methods of production and use including for the prevention of a coronavirus and monkeypox infection, and encompass COH04S1, a multi-antigenic pan-SARS vaccine currently undergoing Phase 2 human clinical trials. These in-licensed City of Hope patent families, if issued, valid, and enforceable, will expire between 2041 and 2043, exclusive of any patent term adjustments or extensions.

We have also exclusively in-licensed two additional patent families from the City of Hope in the field of vaccine products targeted for prevention, reduction, amelioration or treatment of Covid-19 variants. The in-licensed patent families are directed to synthetic MVA vectors, including synthetic MVA vaccines encoding one or more SARS-CoV-2 variant antigens, and their methods of production and use. Applications have been filed in the United States. These in-licensed City of Hope patent families, if issued, valid, and enforceable, will expire in 2042, exclusive of any patent term adjustments or extensions.

We have exclusively in-licensed two patent families from the University of Alabama at Birmingham (“UAB”) and the Southern Research Institute pursuant to an Assignment and License Agreement with PNP Therapeutics, Inc. entered into on September 28, 2021. The two patent families are directed to the use of tail-mutant purine nucleoside phosphorylase enzymes and fludarabine for the treatment of cancer, and cover aspects of the use of our Gedeptin clinical product candidate. These in-licensed patent families, where issued, valid, and enforceable, will expire between 2029 and 2032, exclusive of any patent term adjustments or extensions.

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

Primary License Agreements

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

The terms of the Gedeptin License, include (i) an upfront payment at closing, (ii) milestone payments due upon the achievement of selected development and regulatory events, and (iii) quarterly support payments for the lesser period of three years or the Company’s filing for FDA approval of its Biologics License Application on the use of Gedeptin for the treatment of head and neck cancer in humans. The Company will also pay tiered percentage annual royalties in the low-to-mid teens on Net Sales (as defined in the Gedeptin License) of products covered under the Gedeptin License on a country-by-country and product-by-product basis, subject to specified reductions. The Company also issued a warrant to PNP, exercisable at any time following March 28, 2022, and prior to September 28, 2026, for up to 6,667 shares of the Company’s common stock at an exercise price of $195.00 per share. The Gedeptin License will remain in effect during the original term, which concludes upon FDA approval of a generic or biosimilar product, and then will automatically renew for 5-year additional terms, subject to customary termination rights.

NIH Licenses – On December 16, 2022, the Company entered into a Clinical Materials Transfer Agreement (MVA Vaccine Agreement) under which the Company has the right to develop and commercialize the unmodified (parental) MVA 1974/NTH Clone l strain as a vaccine against Mpox and smallpox.

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

On October 22, 2020, the Company entered into a Patent and Biological Materials License Agreement (the “Covid License”) with HHS, as represented by NIAID, in support of the Company’s development of a vaccine against SARS-CoV-2, the virus that causes Covid-19. The Covid License allows GeoVax to use these materials and patent rights owned by agencies of the HHS in combination with the Company’s proprietary technology for the creation of a preventive Modified Vaccinia Ankara Virus-Virus Like Particle (MVA-VLP) vaccine that primes and/or boosts the immune system against Covid-19. The Covid License provides GeoVax with nonexclusive rights to develop, manufacture and commercialize its Covid-19 vaccine and includes access to NIAID’s patent rights in the stabilized SPIKE protein, which is the protein that SARS-CoV-2 uses to gain entry into human tissue. In December 2023, the Covid License was amended to expand GeoVax’s commercial license to include Mpox and smallpox as additional indications.

Research and Development

Our expenditures for research and development activities were $20.7 million and $9.1 million during the years ended December 31, 2023 and 2022, respectively. As our vaccines continue to go through the process to obtain regulatory approval, we expect our research and development costs to increase. We have not yet formulated any plans for marketing and sales of any vaccine candidate we may successfully develop. Compliance with environmental protection laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position to date.

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

Human Capital Resources

We currently have seventeen full-time employees. None of our employees are covered by collective bargaining agreements and we believe that our employee relations are good. We also engage consultants and independent contractors to fulfill key roles and/or provide expert services on both an ongoing and short-term basis.

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

As a research and development-focused company, we have had no product revenue to date and revenues from our government grants and other collaborations have not generated sufficient cash flows to cover operating expenses. Since our inception, we have incurred operating losses each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. We incurred a net loss of approximately $26 million for the year ended December 31, 2023. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, preclinical, clinical, and manufacturing efforts expand. Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of our product candidates, conduct preclinical tests and clinical trials, obtain the necessary regulatory approvals, and manufacture and market or otherwise commercialize our products. Unless we are able to successfully meet these challenges, we will not be profitable and may not remain in business.

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

We expect that our current working capital will be sufficient to support our planned level of operations into the second quarter of 2024. We will need to raise additional funds to significantly advance our vaccine development programs and to continue our operations. In order to meet our operating cash flow needs we plan to seek sources of non-dilutive capital through government grant programs and clinical trial support. We may also plan additional offerings of our equity securities, debt, or convertible debt instruments. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

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

Risks Related to Our Intellectual Property

Our success depends on our ability to obtain, maintain, protect, and enforce our intellectual property and our proprietary technologies.

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

Future or existing patents issued to third parties may contain patent claims that cover our products or their use or manufacture. In particular, the patent landscape in the Covid-19 vaccine space is crowded, and a large number of patent applications have been filed by numerous entities since January 2020, including for the use of certain SARS-CoV-2 antigens and antigenic combinations, including from Moderna, Janssen Pharmaceuticals, Inc., Sementis LTD., VaxBio, Inc., Oxford University, BioNTech, Ichan School of Medicine at Mount Sinai, Diosynvax LTD., The University of Alberta, University of Texas, and Tonix Pharmaceuticals. If a third party were to assert an infringement claim against us in the future with respect to our current products or with respect to products that we may develop or license, such litigation or interference proceedings could force us to:

●	stop or delay selling, manufacturing or using products that incorporate, or are made using the challenged intellectual property;
●	pay damages; or
●	enter into licensing or royalty agreements that may not be available on acceptable terms, if at all.

Any litigation or interference proceedings, regardless of their outcome, may delay the regulatory approval process, be costly and require significant time and attention of our key management and technical personnel.

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

For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law on September 16, 2011, includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Further, because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation can increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Because patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent United States Supreme Court and Federal Circuit rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, recent Federal Circuit rulings such as Ariad Pharms., Inc. v. Eli Lilly & Co., 598 F.3d 1336, 1340 (Fed. Cir. 2010) (en banc), Wyeth & Cordis Corp. v. Abbott Labs, 720 F.3d 1380 (Fed. Cir. 2013), Enzo Life Scis., Inc. v. Roche Molecular Sys., 928 F.3d 1340 (Fed. Cir. 2019), and Idenix Pharms. LLC v. Gilead Scis. Inc., 941 F.3d 1149 (Fed. Cir. 2019), and Amgen Inc. v. Sanofi, 598 U.S. 594 (2023) have significantly heightened the standard for securing broad claims to pharmaceutical and biological products. In addition, recent Federal Circuit rulings such as In re Cellect, 81 F.4th 1216 (Fed. Cir. 2023) have expanded the bases for invalidating a patent under the judicially created doctrine of obviousness-type double patenting.

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

We rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for some of our in-licensed patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If any of our licensors fail to appropriately prosecute and maintain patent protection for patents covering our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products.

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

We are obligated to issue additional shares of our common stock in connection with our outstanding warrants if the warrant holders choose to exercise them. There are warrants exercisable for approximately 2.0 million shares, 374,000 of which are prefunded ($-0- exercise price) with the remainder having a weighted-average exercise price of $14.58. The exercise of these warrants will cause us to issue additional shares of our common stock and will dilute the percentage ownership of our shareholders.

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

The Sarbanes-Oxley Act, the Dodd-Frank Act, the JOBS Act, the FAST Act, and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations, and amendments to them, to contribute to our compliance costs and to make certain activities more time-consuming and costly. As a public company, we also expect that these rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 1C.	CYBERSECURITY

Risk oversight and management is a key role for the Board and its committees. The Board is responsible for identifying and understanding the Company’s principal risks and ensuring that appropriate systems are implemented to monitor, manage and mitigate those risks. The committees of the Board have oversight over risks within their respective mandates.

Oversight of cybersecurity is integrated into the responsibilities of the Board. The Nominating and Governance Committee (the “NGC”) has been assigned oversight of cybersecurity matters, particularly as they relate to financial risk and controls, integrity of financial data and public disclosures, and security of overall digital data.

Management is responsible for the implementation of risk management strategies and for the operational oversight of company-wide cybersecurity strategy, policy, and standards to assess and prepare us to address cybersecurity risks. We have evolving processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our information assets and operations from cyber threats, protect employee and corporate information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards, response plans, and routine review of our policies and procedures to identify risks and refine our practices. We engage independent third parties to assess and implement our cybersecurity procedures and enhance our oversight.

The NGC receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

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

Holders

On February 29, 2024, there were 14 holders of record of our common stock. The majority of our shares of common stock are held by brokers and other institutions on behalf of stockholders, and we are unable to estimate the total number of stockholders represented by these record holders.

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

We did not repurchase any of our equity securities during the fourth quarter of 2023.

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

Overview and Recent Developments

GeoVax is a clinical-stage biotechnology company developing immunotherapies and vaccines against infectious diseases and solid tumor cancers using novel vector vaccine platforms. GeoVax’s product pipeline includes ongoing human clinical trials for a next-generation Covid-19 vaccine and a gene-directed therapy against advanced head and neck cancer. Additional research and development programs include preventive vaccines against Mpox and smallpox, hemorrhagic fever viruses (Ebola Zaire, Ebola Sudan and Marburg), Zika virus and malaria, as well as immunotherapies for multiple solid tumors.

Our programs are in various stages of development, the most significant of which are summarized below along with recent developments:

GEO-CM04S1 – Immunocompromised/Cell Transplant Trial

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

●	In September 2023, we announced the completion of patient enrollment for this trial.
●	In February 2024, we announced positive initial safety and immune responses findings at one-month following vaccine administration.

GEO-CM04S1 – Immunocompromised/CLL Trial

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

●	In January 2024, we announced closure of patient enrollment for this trial.
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

●

In August 2023, the U.S. Patent and Trademark Office issued a Notice of Allowance to GeoVax for Patent Application No. 17/726,254 titled “Compositions and Methods for Generating an Immune Response to Treat or Prevent Malaria”. The allowed claims cover compositions comprising GeoVax’s modified vaccinia Ankara (MVA) vector expressing Plasmodium antigens and methods of inducing an immune response to malaria utilizing the compositions. The compositions and methods covered in the allowed claims are useful both prophylactically and therapeutically and may be used to prevent and/or treat malaria. The patent (No. 11,857,611) was issued in January 2024.

●

In October 2023, the U.S. Patent and Trademark Office issued a Notice of Allowance to GeoVax for Patent Application No. 17/584,231 titled “Replication Deficient Modified Vaccina Ankara (MVA) Expressing Marburg Virus Glycoprotein (GP) and Matrix Protein (VP40).” The allowed claims generally cover GeoVax’s vector platform for expressing Marburg virus antigens in virus-like particles (VLPs) utilizing an MVA viral vector. The patent (No. 11,896,657) was issued in February 2024.

●

In October 2023, the U.S Patent and Trademark Office issued a Notice of Allowance to GeoVax for Patent Application No. 17/409,574 titled “Multivalent HIV Vaccine Boost Compositions and Methods of Use.” The allowed claims generally cover a priming vaccination with a DNA vector encoding multiple HIV antigens in virus-like particles (VLPs), followed by a boost vaccination with GeoVax’s vector platform for expressing HIV-1 antigens in VLPs utilizing an MVA viral vector. The patent (No. 11,897,919) was issued in February 2024.

●

In February 2024, the Japanese Patent Office issued a Decision of Grant notifying GeoVax of the allowance of the Company’s Patent Application No. 2022-153352 titled “Compositions and Methods for Generating an Immune Response to a Tumor Associated Antigen.” The allowed claims are directed to recombinant MVA viral vectors comprising specific MUC-1 nucleic sequences used in GeoVax’s MUC-1 tumor-associated antigen immunotherapy program. Pharmaceutical compositions for inducing immune responses, preventing or reducing neoplasm growth, or treating cancer are also covered by the granted claims. This represents an extension of the GeoVax MVA-VLP platform that was originally developed for vaccines targeting infectious diseases.

General Corporate

Effective January 31, 2024, following approval by our stockholders at a special meeting held on January 16, 2024, we effected a reverse stock split of our common stock at a ratio of 1-for-15. The purpose of the reverse split was to regain compliance with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). On the effective date, every fifteen issued and outstanding shares of the Company's Common Stock was converted automatically into one share of the Company's Common Stock without any change in the par value per share. The total number of issued and outstanding shares of Common Stock was reduced proportionately from 29,757,823 shares to approximately 2,039,240 shares. On the effective date, the Company’s publicly-traded warrants were adjusted to require fifteen warrants to be exercised to receive one share of common stock at a price of $75 per share.

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

Research and development expenses

Since our inception, we have focused and we continue to focus significant resources on our research and development activities, including developing our vector platform and analytical testing methods, conducting preclinical studies, developing manufacturing processes, and conducting clinical trials. Research and development costs are expensed as incurred and consist primarily of the following:

•	personnel costs in our research, development and regulatory functions, which include salaries, benefits and stock-based compensation;
•	expenses incurred under agreements with contract research organizations (“CROs”), that conduct clinical trials on our behalf;
•	expenses incurred under agreements with contract manufacturing organizations (“CMOs”), that manufacture product used in the clinical trials;
•	expenses incurred in procuring materials and for analytical and release testing services required to produce vaccine candidates used in clinical trials;
•	process development expenses incurred internally and externally to improve the efficiency and yield of the bulk vaccine;
•	laboratory supplies, vendor expenses and other third-party contract expenses related to preclinical research activities;
•	technology license fees;
•	consultant expenses for services supporting our clinical, regulatory and manufacturing activities; and
•	facilities, depreciation and other general overhead expenses.

We expect our research and development expenditures to increase during 2024 and beyond as we advance our existing and future product candidates into and through clinical trials and pursue regulatory approval, especially with regard to the Gedeptin and GEO-CM04S1 clinical programs. We do not provide forward-looking estimates of costs and time to complete our research programs due to the many uncertainties associated with biotechnology research and development. Due to these uncertainties, our future expenditures are likely to be highly volatile in future periods depending on the outcomes of the trials and studies. As we obtain data from preclinical studies and clinical trials, we may elect to discontinue or delay certain development programs to focus our resources on more promising product candidates. Completion of preclinical studies and human clinical trials may take several years or more, but the length of time can vary substantially depending upon several factors. The duration and the cost of future clinical trials may vary significantly over the life of the project because of differences arising during development of the human clinical trial protocols, including the length of time required to enroll suitable patient subjects, the number of patients that ultimately participate in the clinical trial, the duration of patient follow-up, and the number of clinical sites included in the clinical trials.

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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements for the year ended December 31, 2023, which are included in this Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We receive payments from government entities under non-refundable grants in support of our vaccine development programs. We record revenue associated with these grants when the reimbursable costs are incurred and we have complied with all conditions necessary to receive the grant funds. From time to time, we may enter into collaborative research and development agreements for specific vaccine development approaches and/or disease indications whereby we receive third-party funding for preclinical research under certain of these arrangements. Each agreement is evaluated in accordance with the process defined by ASC 606 and revenue is recognized accordingly.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	2023	2022	Change
Grant and collaboration revenue	$-	$81,526	$(81,526)
Operating expenses:
Research and development	20,720,766	9,123,479	11,597,287
General and administrative	6,022,173	4,986,611	1,035,562
Total operating expenses	26,742,939	14,110,090	12,632,849
Loss from operations	(26,742,939)	(14,028,564)	(12,714,375)
Total other income (expense)	776,177	7,439	768,738
Net loss	$(25,966,762)	$(14,021,125)	$(11,945,637)

Grant Revenues

There were no grant revenues during 2023. As of December 31, 2022, all grant funds available for use directly by GeoVax were expended.

Research and Development Expenses

Our research and development expenses were $20,720,766 for the year ended December 31, 2023, as compared to $9,123,479 for 2022, representing an increase of $11,597,287 (127%). The increase during 2023 relates primarily to costs of conducting clinical trials for GEO-CM04S1 and Gedeptin, costs of manufacturing materials for use in our clinical trials, technology license fees, personnel costs, costs of preclinical research activities and higher travel costs. Research and development expense for 2023 and 2022 includes stock-based compensation expense of $291,094 and $225,031, respectively, associated with employee stock options.

General and Administrative Expenses

Our general and administrative expenses were $6,022,173 for the year ended December 31, 2023, as compared to $4,983,611 for 2022, representing an increase of $1,035,562 (21%). The increase during 2023 relates primarily to higher personnel costs, investor relations consulting costs, legal fees, patent costs and travel expenses. General and administrative expense for 2023 and 2022 includes stock-based compensation expense of $783,863 and $677,043, respectively, associated with employee and consultant stock options and stock awards.

Other Income

Interest income was $776,177 and $7,439 for the years ended December 31, 2023 and 2022, respectively. The variances between years are primarily attributable to the cash available for investment and to interest rate fluctuations.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of December 31, 2023 and 2022, and our cash flows for the years then ended:

	As of December 31,
Liquidity and Capital Resources	2023	2022
Cash and cash equivalents	$6,452,589	$27,612,732
Working capital	4,365,861	24,190,836

	Year Ended December 31,
Cash Flow Data	2023	2022
Net cash provided by (used in):
Operating activities	$(25,173,639)	$(19,030,208)
Investing activities	(48,946)	(134,258)
Financing activities	4,062,442	35,353,328
Net increase (decrease) in cash and cash equivalents	$(21,160,143)	$16,188,862

Operating Activities – Net cash used in operating activities of $25,173,639 for 2023 was primarily due to our net loss of $25,966,762, offset by non-cash items such as depreciation expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $19,030,208 for 2022 was primarily due to our net loss of $14,021,125, offset by non-cash items such as depreciation expense and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $48,946 and $134,258 for 2023 and 2022, respectively, and relates to purchases of property and equipment.

Financing Activities – Net cash provided by financing activities was $4,062,442 for 2023, consisting of net proceeds from the exercise of warrants. Net cash provided by financing activities was $35,353,328 for 2022, consisting of (i) aggregate net proceeds of $27,727,194 from offerings of our common stock and (ii) $7,626,134 of net proceeds from the exercise of warrants.

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

As of the date of this Annual Report, we expect our existing cash and cash equivalents will be sufficient to fund our operations through the second quarter of 2024. This projection takes into consideration contractual commitments we have made, and expect to make, in the normal course of operating our business, which include (i) obligations to our employees, (ii) our lease obligations, (iii) payments due under license agreements for various technologies and patent rights associated with our product development activities, (iv) arrangements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third-party vendors for clinical trials services and production of materials for use in our clinical trials, and (v) other various firm purchase commitments and contractual obligations related to production and testing of our product candidates and the general operation of our business.

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

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2023 and 2022 and for the two-year period ended December 31, 2023 together with the independent registered public accounting firm’s report thereon, are set forth on pages F-1 to F-16 of this Annual Report.

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

We carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Information required by this Item is included in our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC under the captions “Directors and Executive Officers” and “Corporate Governance” and is incorporated herein by this reference.

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

The Company will post on its website, www.geovax.com, or will disclose on a Form 8-K filed with the SEC, any amendments to, or waivers from, a provision of the Code of Ethics that applies to the Chief Executive Officer or the Chief Financial Officer, or persons performing similar functions, and that relate to (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the code; or (v) accountability for adherence to the Code of Ethics. Any waiver granted to an executive officer or a director may only be granted by the Board and will be disclosed, along with the reasons therefor, on a Form 8-K filed with the SEC. No such waivers were granted in 2023.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC under the captions “Corporate Governance” and “Executive Compensation” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC under the captions “Security Ownership of Principal Stockholders, Directors and Executive Officers” and is incorporated herein by this reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2023 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	134,609	$28.41	200,000
Equity compensation plans not approved by stockholders (1)	18,203	$75.00	-0-

(1) Represents stock purchase warrants issued in 2020 as part of deferred salary conversions by members of management and the board of directors.

A description of our equity compensation plans can be found in footnote 6 to our 2023 consolidated financial statements, which are filed as exhibits this document.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC under the caption “Ratification of Appointment of the Independent Registered Public Accounting Firm” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

2)	Financial Statement Schedules

The following financial statement schedule is set forth on page F-16 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2023 and 2022

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description
3.1	Certificate of Incorporation (3)
3.1.1	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 13, 2010 (5)
3.1.2	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 27, 2010 (6)
3.1.3	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 2, 2013 (7)
3.1.4	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed May 13, 2015 (8)
3.1.5	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed June 14, 2016 (10)
3.1.6	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed August 4, 2017 (11)
3.1.7	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed April 30, 2019 (14)
3.1.8	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed January 21, 2020 (16)
3.1.9	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed September 24, 2020 (23)
3.1.10	Certificate of Amendment to the Certificate of Incorporation of GeoVax Labs, Inc. filed January 30, 2024 (39)
3.2	Bylaws (3)
4.1	Form of Stock Certificate representing the Company’s Common Stock, par value $0.001 per share (39)
4.2	Form of Common Stock Purchase Warrant, dated September 29, 2020 (22)
4.3	Form of Representative’s Warrant Agreement, dated September 29, 2020 (21)
4.4	Form of Warrant Agent Agreement (21)
4.5	Form of Warrant issued to certain Management Creditors, dated September 29, 2020 (21)
4.6	Form of Common Stock Purchase Warrant, dated June 26, 2020 (19)
4.7	Form of Underwriters Warrant Agreement dated February 11, 2021 (26)
4.8	Form of Common Stock Purchase Warrant, dated September 28, 2021 (28)
4.9	Form of Common Warrant, dated January 19, 2022 (30)
4.10	Form of Preferred Investment Option, dated May 27, 2022 (32)
4.11	Common Stock Purchase Warrant, dated December 2, 2023 (38)
10.1 **	Employment Agreement between GeoVax Labs, Inc. and David A. Dodd (12)
10.2 **	Employment Agreement between GeoVax, Inc. and Mark W. Reynolds (4)
10.2.1 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Mark W. Reynolds (8)
10.3 **	Employment Agreement between GeoVax, Inc. and Mark J. Newman, PhD, as Amended and Restated March 9, 2022 (31)
10.3.1**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Mark J. Newman, PhD (33)
10.4 **	Consulting Agreement by and between GeoVax, Inc. and Kelly T. McKee, MD, dated December 22, 2021 (31)
10.4.1 **	Employment Agreement between GeoVax, Inc. and Kelly T. McKee, MD (35)
10.4.2 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Kelly T. McKee, MD (35)
10.5 **	Employment Agreement between GeoVax, Inc. and John W. Sharkey, PhD (33)

10.5.1 **	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and John W. Sharkey, PhD (33)
10.6 **	GeoVax Labs, Inc. 2020 Stock Incentive Plan, as amended and restated August 11, 2021 (18)
10.6.1 **	Form of Non-Qualified Stock Option Agreement (2020 Stock Incentive Plan) (27)
10.6.2	GeoVax Labs, Inc. 2023 Stock Incentive Plan (34)
10.7	License Agreement (as amended and restated) between GeoVax, Inc. and Emory University (2)
10.8	Patent and Biological Materials License Agreement with the National Institute of Allergy and Infectious Diseases, dated October 22, 2020 (24)
10.9	Patent and Biological Materials License Agreement for Internal Research Use with the National Institute of Allergy and Infectious Diseases, dated November 25, 2020 (25)
10.10	Office and Laboratory Lease between UCB, Inc. and GeoVax, Inc. (17)
10.10.1	Amendment to Office Lease Agreement between UCB, Inc. and GeoVax, Inc. (35)
10.11	Summary of the GeoVax Labs, Inc. Director Compensation Plan (31)
10.12	Assignment and License Agreement by and between GeoVax, Inc. and PNP Therapeutics, Inc. dated September 28, 2021 (28)
10.13	Exclusive License Agreement by and between GeoVax, Inc. and City of Hope, dated November 9, 2021 (29)
10.13.1	Amendment to Exclusive License Agreement, dated April 11, 2023, between GeoVax, Inc. and City of Hope (36)
10.14	At The Market Offering Agreement, by and between GeoVax Labs, Inc. and H.C. Wainwright & Co., LLC, dated July 18, 2023 (37)
10.15	Inducement Letter, dated December 2, 2023 (38)
14.1	Code of Ethics (13)
21.1	Subsidiaries of the Registrant (15)
23.1 *	Consent of Wipfli LLP (U.S. PCAOB Auditor Firm ID 344)
31.1 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
97.1 *	Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________________

*	Filed herewith.
**	Indicates a management contract or compensatory plan or arrangement.
(1)

These interactive data files shall not be deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 4, 2006.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 23, 2008.
(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 8, 2010.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 14, 2010.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 28, 2010.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 2, 2013.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 23, 2013.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 14, 2015.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 16, 2016.
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 4, 2017.
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed September 7, 2018.
(13)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 26, 2019.
(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed April 30, 2019
(15)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed November 7, 2019.
(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 21, 2020.
(17)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 24, 2020.
(18)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed November 12, 2021.
(19)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed June 26, 2020.
(20)	[Reserved]

(21)	Incorporated by reference from Amendment No. 3 to registrant’s Registration Statement on Form S-1 (File No. 333-239958) filed September 8, 2020.
(22)	Incorporated by reference from Amendment No. 4 to registrant’s Registration Statement on Form S-1 (File No. 333-239958) filed September 23, 2020.
(23)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed September 25, 2020.
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

(30)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 20, 2022.
(31)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 9, 2022.
(32)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 27, 2022.
(33)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed August 3, 2022.
(34)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed December 8, 2022.
(35)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 23, 2023.
(36)

Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed May 4, 2023. Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted as (i) the Company has determined the omitted information is not material and (ii) the Company customarily and actually treats the omitted information as private or confidential.

(37)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed July 18, 2023.
(38)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed December 4, 2023.
(39)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 31, 2024.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.

By:	/s/ David A. Dodd
Name:	David A. Dodd
Title:	President and Chief Executive Officer

Date:	February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ David A. Dodd	Director President and Chief Executive Officer	February 29, 2024
David A. Dodd	(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	February 29, 2024
Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ Randal D. Chase	Director	February 29, 2024
Randal D. Chase

/s/ Dean G. Kollintzas	Director	February 29, 2024
Dean G. Kollintzas

/s/ Nicole Lemerond	Director	February 29, 2024
Nicole Lemerond

/s/ Robert T. McNally	Director	February 29, 2024
Robert T. McNally

/s/ Jayne Morgan	Director	February 29, 2024
Jayne Morgan

/s/ John N. Spencer, Jr.	Director	February 29, 2024
John N. Spencer, Jr.

GEOVAX LABS, INC.

235 Peachtree Street NE Suite 1800 Atlanta, GA 30303	404 588 4200 wipfli.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GeoVax Labs, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GeoVax Labs, Inc. and subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements and schedule (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia

February 29, 2024

GEOVAX LABS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,452,589	$27,612,732
Prepaid expenses	1,433,153	1,325,998
Total current assets	7,885,742	28,938,730
Property and equipment, net	209,689	234,912
Other assets	1,187,788	2,174,286

Total assets	$9,283,219	$31,347,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,802,950	$1,747,682
Accrued expenses	716,931	3,000,212
Total current liabilities	3,519,881	4,747,894

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 600,000,000
Issued and outstanding shares – 1,977,152 and 1,755,664 at December 31, 2023 and 2022, respectively	1,977	1,756
Additional paid-in capital	110,125,146	104,995,301
Accumulated deficit	(104,363,785)	(78,397,023)
Total stockholders’ equity	5,763,338	26,600,034

Total liabilities and stockholders’ equity	$9,283,219	$31,347,928

See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
Grant revenue	$-	$81,526

Operating expenses:
Research and development	20,720,766	9,123,479
General and administrative	6,022,173	4,986,611
Total operating expenses	26,742,939	14,110,090

Loss from operations	(26,742,939)	(14,028,564)

Other income:
Interest income	776,177	7,439

Net loss	$(25,966,762)	$(14,021,125)

Basic and diluted:
Net loss per common share	$(14.29)	$(12.39)
Weighted average shares outstanding	1,817,282	1,131,546

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2021	425,436	$426	$68,737,176	$(64,375,898)	$4,361,704
Sale of common stock and warrants for cash	117,166	117	27,727,077	-	27,727,194
Issuance of common stock upon warrant exercise	1,203,495	1,203	7,624,931	-	7,626,134
Issuance of common stock for services	9,567	10	132,740	-	132,750
Stock option expense	-	-	773,377	-	773,377
Net loss for the year ended December 31, 2022	-	-	-	(14,021,125)	(14,021,125)
Balance at December 31, 2022	1,755,664	1,756	104,995,301	(78,397,023)	$26,600,034
Issuance of common stock upon warrant exercise	197,467	197	4,062,245	-	4,062,442
Issuance of common stock for services	24,021	24	212,476	-	212,500
Stock option expense	-	-	855,124	-	855,124
Net loss for the year ended December 31, 2023	-	-	-	(25,966,762)	(25,966,762)
Balance at December 31, 2023	1,977,152	$1,977	$110,125,146	$(104,363,785)	$5,763,338

See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(25,966,762)	$(14,021,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,169	56,284
Stock-based compensation expense	1,074,957	902,074
Changes in assets and liabilities:
Grant funds receivables	-	49,006
Prepaid expenses and other current assets	(114,488)	(1,165,705)
Other assets	986,498	(2,163,276)
Accounts payable and accrued expenses	(1,228,013)	(2,687,466)
Total adjustments	793,123	(5,009,083)
Net cash used in operating activities	(25,173,639)	(19,030,208)

Cash flows from investing activities:
Purchase of equipment	(48,946)	(134,258)
Net cash used in investing activities	(48,946)	(134,258)

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	-	27,727,194
Net proceeds from warrant exercises	4,062,442	7,626,134
Net cash provided by financing activities	4,062,442	35,353,328

Net increase (decrease) in cash and cash equivalents	(21,160,143)	16,188,862
Cash and cash equivalents at beginning of period	27,612,732	11,423,870

Cash and cash equivalents at end of period	$6,452,589	$27,612,732

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

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

Basis of Presentation and Going Concern

We believe that our existing cash resources will be sufficient to continue our planned operations into the second quarter of 2024. We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates and will require additional funding to continue these activities. We plan to pursue additional cash resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources. There can be no assurance that additional funding will be available on favorable terms or at all. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issue date of these financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

The accompanying consolidated financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock split described in Note 10.

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

Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding, including prefunded warrants outstanding as of December 31, 2023. The Company’s additional potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 1,731,391 and 1,029,529 shares at December 31, 2023 and 2022, respectively.

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

We have received payments from government entities under non-refundable grants in support of our vaccine development programs. We record revenue associated with these grants when the reimbursable costs are incurred and we have complied with all conditions necessary to receive the grant funds. From time to time, we may enter into collaborative research and development agreements for specific vaccine development approaches and/or disease indications whereby we receive third-party funding for preclinical research under certain of these arrangements. Each agreement is evaluated in accordance with the process defined by ASU 2014-09 and revenue is recognized accordingly.

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

3.	Balance Sheet Components

Prepaid Expenses – Prepaid expenses consist of the following as of December 31, 2023 and 2022:

	2023	2022
Prepaid clinical trial costs (current portion)	$1,282,746	$1,171,077
Prepaid insurance premiums	110,695	107,876
Prepaid rent	13,045	13,045
Other prepaid expenses	26,667	34,000
Total prepaid expenses	$1,433,153	$1,325,998

Property and Equipment – Property and equipment consist of the following as of December 31, 2023 and 2022:

	2023	2022
Equipment and furnishings	$774,758	$725,812
Leasehold improvements	115,605	115,605
Total property and equipment	890,363	841,417
Accumulated depreciation and amortization	(680,674)	(606,505)
Total property and equipment, net	$209,689	$234,912

Depreciation expense was $74,169 and $56,284 during the years ended December 31, 2023 and 2022, respectively.

Other Assets – Other assets consist of the following as of December 31, 2023 and 2022:

	2023	2022
Prepaid clinical trial costs (noncurrent portion)	$1,106,778	$2,083,276
Prepaid technology license fees	70,000	80,000
Deposits	11,010	11,010
Total other assets	$1,187,788	$2,174,286

Accrued Expenses – Accrued expenses consist of the following as of December 31, 2023 and 2022:

	2023	2022
Accrued license fees	$-	$2,000,000
Payroll-related liabilities	114,337	550,810
Other accrued expenses	602,594	449,402
Total accrued expenses	$716,931	$3,000,212

4.	Commitments

Operating Lease.  We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2025. Rent expense for the years ended December 31, 2023 and 2022 was $182,106 and $176,797, respectively. Future minimum lease payments total approximately $187,000 in 2024 and $193,000 in 2025 although the lease may be terminated at any time by either party with one hundred eighty days written notice.

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

5.             Stockholders’ Equity

January 2022 Private Placement – On January 19, 2022, we closed a private placement of 47,166 shares of common stock, a pre-funded warrant to purchase 157,333 shares of common stock for a nominal exercise price per share and a warrant to purchase 204,499 shares of common stock at an exercise price of $48.90 per share (the “January 2022 Warrant”). Net proceeds after deducting placement agent commissions and other offering expenses were approximately $9.2 million. During March 2022, the pre-funded warrant was exercised in full.

May 2022 Private Placement  – On May 27, 2022, we closed a private placement of 70,000 shares of common stock, a pre-funded warrant to purchase 738,080 shares of common stock for a nominal exercise price per share, and a warrant to purchase 808,081 shares of common stock at an exercise price of $24.75 per share (the “May 2022 Warrant”). Net proceeds after deducting placement agent commissions and other offering expenses were approximately $18.5 million. The pre-funded warrant was exercised as to 132,020 shares concurrent with the closing and as to the remaining 606,060 shares during June and July of 2022. During August 2022, the May 2022 Warrant was exercised as to 308,081 shares, resulting in net proceeds to us of approximately $7,626,000.

December 2023 Warrant Exercise Inducement  – On December 2, 2023, we entered into a warrant exercise inducement letter with the holder of the January 2022 Warrant and the May 2022 Warrant, pursuant to which the holder agreed to fully exercise each warrant (aggregate of 704,499 shares) at a reduced exercise price of $6.21 per share in consideration for our agreement to issue a new warrant (the “December 2023 Warrant”) to purchase 1,408,998 shares of common stock at an exercise price of $6.21 per share. Upon exercise of their existing warrants, at the holder’s direction we issued to them 197,467 shares of common stock and held 507,032 shares in abeyance (in the form of a prefunded warrant). Net proceeds to us after deducting placement agent commissions and other offering expenses were approximately $4.1 million.

Other Common Stock Transactions – During 2023 and 2022 we issued 24,021 and 9,567 shares, respectively, of our common stock pursuant to consulting agreements.

Common Stock Reserved for Future Issuance – Common stock reserved for future issuance consists of the following at December 31, 2023:

Shares
Stock warrants outstanding	2,103,814
Stock options outstanding	134,609
Stock options authorized for future grants	200,000
Total	2,438,423

Stock Options

We have two stock-based incentive plans (the “Stock Incentive Plans”) pursuant to which our Board of Directors may grant stock options or other stock awards to our employees, directors and consultants. A total of 334,609 shares of our common stock are currently reserved for issuance pursuant to the Stock Incentive Plans. The exercise price for any option granted may not be less than fair value (110% of fair value for ISO’s granted to certain employees). Options have a maximum ten-year term.

A summary of the Company’s stock option activity during 2023 is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	137,276	$28.35	9.2	$-0-
Granted	-	-
Exercised	-	-
Forfeited or expired	(2,667)	22.82
Outstanding at December 31, 2023	134,609	$28.41	8.2	$-
Exercisable at December 31, 2023	97,184	$32.35	7.9	$-

Stock Warrants

The table below summarizes information concerning warrants outstanding as of December 31, 2023.

Issue Date	Number of Shares	Exercise Price	Expiration
June 2020	8,000	$6.21	June 2025
September 2020	159,781	75.00	September 2025
September 2020	8,534	82.50	March 2024
February 2021	4,800	103.13	August 2024
September 2021	6,668	195.00	September 2026
December 2023	507,032	-0-	-
December 2023	1,408,998	6.21	June 2029
Outstanding at December 31, 2022	2,103,813

As a result of anti-dilution price adjustments related to our equity transactions in December 2023, the exercise price of the June 2020 Warrants was reduced from $24.75 to $6.21 during 2023.

6.	Stock-Based Compensation Expense

Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the classification of the individual to whom the award is granted.

We use the Black-Scholes model for determining the grant date fair value of our stock option grants. This model utilizes certain information, such as the interest rate on a risk-free security with a term generally equivalent to the expected life of the option being valued and requires certain other assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expired, to calculate the fair value of stock options granted. We granted no stock options during 2023. The significant assumptions we used in our fair value calculations for stock options granted during 2022 were as follows:

Weighted average risk-free interest rates	3.54%
Expected dividend yield	0.0%
Expected life of option (in years)	7.0
Expected volatility	160.0%

The weighted-average grant date fair values of stock options granted during 2023 and 2022 were $-0- and $10.98, respectively.  As of December 31, 2023, there is $554,592 of unrecognized compensation expense that will be recognized over a weighted-average period of 1.5 years.

We also have issued shares of restricted common stock to consultants and recognize the related expense over the terms of the related agreements. As of December 31, 2023, there is $16,667 recorded as a prepaid expense for these arrangements, which will be recognized as expense over the terms of the related agreements.

The following table summarizes our total stock-based compensation expense for employees, directors and consultants for the years ended December 31, 2023 and 2022:

	2023	2022
Stock options:
Research and development	$291,094	$225,031
General and administrative	564,030	548,346
Total stock option expense	855,124	773,377
Stock awards (consultants):
General and administrative	219,833	128,697
Total stock-based compensation expense	$1,074,957	$902,074

7.	Retirement Plan

We participate in a multi-employer defined contribution retirement plan (the “401k Plan”) administered by a third-party service provider, and the Company contributes to the 401k Plan on behalf of its employees based upon a matching formula. During the years ended December 31, 2023 and 2022 our contributions to the 401k Plan were $95,658 and $53,643, respectively.

8.	Income Taxes

At December 31, 2023, we have a consolidated federal net operating loss (“NOL”) carryforward of approximately $98.2 million available to offset against future taxable income of which approximately $33.2 million expires in varying amounts in 2024 through 2037. Additionally, we have approximately $3.9 million in research and development (“R&D”) tax credits that expire in 2024 through 2043 unless utilized earlier. No income taxes have been paid to date. Section 382 of the Internal Revenue Code contains provisions that may limit our utilization of our NOL and R&D tax credit carryforwards in any given year as a result of significant changes in ownership interests that have occurred in past periods or may occur in future periods.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have established a full valuation allowance equal to the amount of our net deferred tax assets due to uncertainties with respect to our ability to generate sufficient taxable income to realize these assets in the future. The table below presents significant components of our deferred tax assets and liabilities at December 31, 2023 and 2022.

	2023	2022
Deferred tax assets:
Net operating loss carryforward	$25,527,210	$19,764,569
Research and development tax credit carryforward	3,870,460	2,202,603
Stock-based compensation expense	552,886	330,553
Accrued expenses	29,728	663,211
Total deferred tax assets	29,980,284	22,960,936
Deferred tax liabilities
Depreciation	45,122	51,466
Net deferred tax assets	29,935,162	22,909,470
Valuation allowance	(29,935,162)	(22,909,470)
Net deferred tax asset after reduction for valuation allowance	$-0-	$-0-

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	2023	2022
U.S. federal statutory rate applied to pretax loss	21.0%	21.0%
State income tax (benefit)	3.9	3.9
Permanent differences	(0.0)	(0.0)
NOL carryforward expiration	(4.3)	(15.6)
R&D tax credits, net of expiration	6.4	4.6
Change in valuation allowance and other adjustments	(27.0)	(13.9)
Effective tax rate	0.0%	0.0%

9.	Grant Revenue

During 2022 we received payments from government entities under our grants from the National Institute of Allergy and Infectious Diseases (NIAID) and from the U.S. Department of Defense in support of our vaccine research and development efforts. We record revenue associated with government grants as the reimbursable costs are incurred. Total revenues recorded for these grants during 2022 was $81,526. No grant payments were received in 2023. All funds available under these grants for our direct use have been utilized.

10.	Subsequent Events

Reverse Stock Split and Reduction of Authorized Shares of Common Stock

At a special meeting of our stockholders held on January 16, 2024, our stockholders approved an amendment to our certificate of incorporation to (i) reduce our authorized shares of common stock from 600,000,000 to 150,000,000 and (ii) effect a one-for-fifteen reverse split of our common stock. The amendment to our certificate of incorporation was filed with the Delaware Secretary of State on January 30, 2024 and our common stock began trading on the split-adjusted basis on January 31, 2024. The roundup of fractional shares associated with the reverse stock split resulted in the issuance of an additional 55,385 shares of common stock. The accompanying consolidated financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock split.

Common Stock Transactions

In January 2024, we issued 6,702 shares of our common stock pursuant to a consulting agreement. In February 2024, we issued 133,302 shares of our common stock pursuant to the exercise of prefunded warrants.

GEOVAX LABS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2023 and 2022

		Additions (Reductions)
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End Of Period
Reserve Deducted in the Balance Sheet From the Asset to Which it Applies:

Allowance for Deferred Tax Assets
Year ended December 31, 2023	$22,909,470	$7,025,692	$-0-	$-0-	$29,935,162
Year ended December 31, 2022	$20,184,457	$2,725,013	$-0-	$-0-	$22,909,470