Form 10-K/A
period 2023-12-31
GeoVax Labs, Inc.
filed 2024-03-11
CIK 832489

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
Number of shares of Common Stock outstanding as of March 11, 2024: 2,172,309

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of GeoVax Labs, Inc. for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission on February 29, 2024 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

iii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers as of the date hereof:

Name	Age	Current Position
David A. Dodd	74	Chairman of the Board of Directors, President and Chief Executive Officer
Mark W. Reynolds, CPA	62	Chief Financial Officer and Corporate Secretary
Mark J. Newman, Ph.D.	69	Chief Scientific Officer
Kelly T. McKee M.D.	73	Chief Medical Officer
John W. Sharkey, Ph.D.	67	Vice President, Business Development
Randal D. Chase, Ph.D. (1)(2)(3)	74	Independent Director
Dean G. Kollintzas (2)(3)	50	Independent Director
Nicole Lemerond (3)	48	Independent Director
Robert T. McNally Ph.D. (1)(2)	75	Independent Director
Jayne Morgan, M.D. (2)	61	Independent Director
John N. Spencer, Jr. (1)(3)	83	Independent Director

(1)	Member of the Compensation Committee of the Board of Directors.
(2)	Member of the Nominating and Governance Committee of the Board of Directors.
(3)	Member of the Audit Committee of the Board of Directors.

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

Nicole Lemerond. Ms. Lemerond joined the Board of Directors in August 2022. Ms. Lemerond is a financial executive with over 25 years of experience in investment management, capital markets, private equity, investment banking, mergers/acquisitions, and leveraged finance.  She also serves as a director for MediciNova, Inc. and InMed Pharmaceuticals, Inc., where she chairs the Compensation Committees and serves on the Audit Committees.  Most recently, Ms. Lemerond served as Managing Partner of NV Capital from February 2010 to August 2022.  Prior to that she worked for The Carlyle Group and Lehman Brothers.  Throughout her career, she established and led healthcare groups at leading investment firms, executed significant equity and debt transactions in multiple healthcare sectors and advised companies on increasing stakeholder value.  Ms. Lemerond has extensive experience executing complex transactions, investing in healthcare companies, raising capital and structuring balance sheets. Her breadth of industry expertise includes providers, payors, medical device manufacturers, HCIT providers, pharmaceutical and life sciences companies. Ms. Lemerond holds a Bachelor of Science degree from Cornell University and is a CFA Charterholder.  The Board of Directors has concluded that Ms. Lemerond should serve on the Board of Directors due to her extensive experience in investment management and her experience working with management teams to increase stakeholder value.

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

Summary Compensation Table

The following table sets forth all compensation awarded or earned for employment services during 2023 and 2022 by (i) our chief executive officer, and (ii) our two other most highly compensated executive officers (collectively referred to as the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)		All Other Compensation ($)		Total ($)
David A. Dodd	2023	$371,000	$-	$-		$13 200	(7)	$384,200
President and CEO	2022	309,000	154,500	183,000	(4)	5,515	(7)	652,012
Kelly T. McKee, MD (2)	2023	356,367	-	-		4,667	(7)	361,034
Chief Medical Officer	2022	351,600	-	10,980	(5)	-		362,580
Mark J. Newman, PhD (3)	2023	291,500	-	-		-		291,500
Chief Scientific Officer	2022	254,166	110,000	73,200	(6)	-		437,366
(1)
Represents the grant date fair value of the stock options for financial statement reporting purposes. See footnotes 2 and 6 to our consolidated financial statements for the year ended December 31, 2023 for a discussion of the assumptions made and methods used for determining stock compensation values.

(2)
Dr. McKee became our Chief Medical Officer effective January 15, 2022 on a part-time consulting basis, becoming a full-time employee effective March 1, 2023. The amounts reported in the table above include payments made to Dr. McKee pursuant to his consulting agreement as well as pursuant to his employment.

(3)	Dr. Newman became our Chief Scientific Officer effective August 25, 2020 on a part-time basis, becoming a full-time employee effective March 1, 2022.
(4)	Represents the grant date fair value for stock options granted on December 7, 2022 for 250,000 shares with an exercise price of $0.755 per share, vesting over a three-year period.
(5)	Represents the grant date fair value for stock options granted on December 7, 2022 for 15,000 shares with an exercise price of $0.755 per share, vesting over a three-year period
(6)	Represents the grant date fair value for stock options granted on December 7, 2022 for 100,000 shares with an exercise price of $0.755 per share, vesting over a three-year period.
(7)	Represents employer matching contributions to the Company’s 401(k) retirement plan.

Employment Agreements

David A. Dodd. Mr. Dodd serves as our President and Chief Executive Officer under an employment agreement dated September 1, 2018. The employment agreement has no specified term. The employment agreement provides for an annual base salary to Mr. Dodd (currently $371,000), subject to periodic increases as determined by the Board. Mr. Dodd is also eligible for an annual bonus, as determined by the Board. Mr. Dodd is eligible for annual grants of awards from our equity incentive plans as determined by the Board. Mr. Dodd also is eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees.

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

Mark J. Newman, PhD. Dr. Newman serves as our Chief Scientific Officer under an employment agreement dated August 25, 2020, which was amended and restated effective March 1, 2022. The employment agreement has no specified term. The employment agreement, as amended, provides for an annual base salary to Dr. Newman (currently $291,500), subject to periodic increases as determined by the Compensation Committee. The Board of Directors may also approve the payment of a discretionary bonus annually. Dr. Newman is eligible for annual grants of awards from our equity incentive plans as determined by the Board. Dr. Newman is eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees.

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

Kelly T. McKee, MD. Dr. McKee serves as our Chief Medical Officer under an employment agreement dated March 1, 2023. The employment agreement has no specified term. The employment agreement, as amended, provides for an annual base salary to Dr. McKee (currently $350,000), subject to periodic increases as determined by the Compensation Committee. The Board of Directors may also approve the payment of a discretionary bonus annually. Dr. McKee is eligible for annual grants of awards from our equity incentive plans as determined by the Board. Dr. McKee is eligible for health insurance and 401(k) benefits at the same level and subject to the same conditions as provided to all other employees.

Our employment agreement with Dr. McKee provides that, if we terminate his employment without cause, we will pay a severance payment in the form of monthly payments of base salary for a period equal to one week for each full year of service. Additionally, if we terminate Dr. McKee’s employment at any time during the three month period which immediately precedes a change in control (as defined in the amended employment agreement) or during the one year period following a change in control, then we would pay an amount in cash equal to (a) two times his then base salary and target annual bonus, (b) two times the cost to provide 401(k) or other deferred compensation or health and welfare benefits to him, (c) full, complete vesting of all stock options, restricted stock grants or other equity or equity-type grants, and (d) a tax gross-up payment (if an excise tax is imposed by §4999 of the Internal Revenue Code or any related interest or penalties are incurred by him). The change of control provision also provides for full and complete vesting of all stock option grants held by him.

Outstanding Equity Awards

GeoVax has awarded stock options to its senior management and other employees, pursuant to the GeoVax Labs, Inc. 2020 Stock Incentive Plan (the “2020 Plan”) and the 2023 Stock Incentive Plan (the “2023 Plan”). Each of the 2020 Plan and 2023 Plan were adopted by the Board on June 19, 2020 and December 7, 2022, respectively, to provide equity-based and/or incentive awards to selected employees, directors, and independent contractors of the Company or its affiliates. The terms of these awards typically provide for vesting over a defined period of time and the options expire if not exercised within ten years from the date of grant. The Company does not have a formula for determining stock option awards. Awards are generally based on the subjective judgment of the President and Chief Executive Officer and on the Compensation Committee’s subjective judgment. The following table sets forth certain information with respect to unexercised options previously awarded to our Named Executive Officers that were outstanding as of December 31, 2023. The table also includes warrants, if any, granted to our Named Executive Officers upon payment of deferred compensation.

Option Awards
	Number of Securities Underlying Unexercised Options
Name	(#) Exercisable		(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
David Dodd	5,555		11,112	(1)	$11.33	12/7/32
	4,578		2,289	(2)	57.30	12/7/31
	18,200		-		41.85	12/2/30
	5,458	(3)	-		75.00	9/29/25
Kelly McKee, MD	333		667	(1)	11.33	12/7/32

Mark Newman, PhD	2,222		4,445	(1)	11.33	12/7/32
	1,142		572	(2)	57.30	12/7/31
	2,334		-		41.85	12/2/30
(1)	The unexercisable portion of these stock options will vest and become exercisable in equal installments on December 7, 2024 and 2025.
(2)	The unexercisable portion of these stock options will vest and become exercisable on December 7, 2024.
(3)	Warrants granted as partial payment of deferred compensation occurring on September 29, 2020.

Each of the 2020 Plan and 2023 Plan contains provisions that could lead to an accelerated vesting of options or other awards. In the event of certain change-in-control transactions described in such plans, (i) outstanding options or other awards may be assumed, converted or replaced; (ii) the successor corporation may substitute equivalent options or other awards or provide substantially similar consideration to the 2020 Plan or 2023 Plan, as applicable, participants as were provided to stockholders (after taking into account the existing provisions of the options or other awards); or (iii) the successor corporation may replace options or awards with substantially similar shares or other property. In the event the successor corporation (if any) refuses to assume or substitute options or other awards as described (i) the vesting of any or all options or awards granted pursuant to the 2020 Plan or 2023 Plan, as applicable, will accelerate upon the change-in-control transaction, and (ii) any or all options granted pursuant to the Plans will become exercisable in full prior to the consummation of the change-in-control transaction at such time and on such conditions as the Compensation Committee determines. If the options are not exercised prior to the consummation of the change-in-control transaction, they shall terminate at such time as determined by the Compensation Committee. Subject to any greater rights granted to 2020 Plan participants under the 2020 Plan or 2023 Plan participants under the 2023 Plan, as applicable, in the event of the occurrence of a change-in-control transaction any outstanding options or other awards will be treated as provided in the applicable agreement or plan of merger, consolidation, dissolution, liquidation, or sale of assets. If the Company had experienced a change-in-control event as described in each of the 2020 Plan and 2023 Plan on December 31, 2023, the value of accelerated options the Named Executive Officers, based on the difference between the closing price of our common stock on the Nasdaq Stock Market on December 31, 2023, and, if lower, the exercise price per share of each option for which vesting would be accelerated for each Named Executive Officer, would be an aggregate of $-0-.

Director Compensation

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ending December 31, 2023 by each individual who served as a director at any time during the fiscal year.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randal D. Chase	$47,500	$-	-	-	-	$47,500
David A. Dodd (1)	-	-	-	-	-	-
Dean G. Kollintzas	37,500	-	-	-	-	37,500
Nicole Lemerond	32,500	-	-	-	-	32,500
Robert T. McNally	47,500	-	-	-	-	47,500
Jayne Morgan	30,000	-	-	-	-	30,000
John N. Spencer, Jr.	45,000	-	-	-	-	45,000
(1)
As discussed below under “Director Compensation Plan” directors who are employees of the Company receive no compensation for their service as directors. As President and CEO, Mr. Dodd therefore receives no compensation for his service as a director; his compensation for service as President and CEO is shown in the “Summary Compensation” table above.

(2)
The table below shows the aggregate number option awards and warrants outstanding for each non-employee director as of December 31, 2023. The table includes warrants issued to certain of our directors upon payment of deferred compensation occurring on September 29, 2020.

Name	Aggregate Option Awards and Warrants Outstanding as of December 31, 2023 (#)
Randal D. Chase	7,776
Dean G. Kollintzas	7,468
Nicole Lemerond	3,334
Robert T. McNally	10,263
Jayne Morgan	3,334
John N. Spencer, Jr.	8,070

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

Stock Option Grants – We currently do not have a formula for determining stock option grants to directors (upon their election to the Board of Directors, or otherwise). Such option grants are currently determined by the Board of Directors, upon recommendation by the Compensation Committee based on the Compensation Committee’s annual deliberations and review of the director compensation structure of similar companies. At its meeting in December 2022, upon a recommendation of the Compensation Committee, the Board of Directors approved an annual stock option grant of 3,334 shares to each of its non-employee members for ongoing service as members of the Board of Directors. At its meeting in December 2023, the Board of Directors determined to adjust the calendar cycle of all stock option grants to employees as well as the Board of Director, such that no stock options were granted during 2023 and that annual grants would be considered in early 2024.

Expense Reimbursement – All directors are reimbursed for expenses incurred in connection with attending meetings of the Board of Directors and committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 11, 2024 by (i) each principal stockholder, (ii) each director; (iii) each of the executive officers named in the summary compensation table; and (iv) all executive officers and directors as a group. Other than Armistice we do not know of any person who beneficially owns more than 5% of our common stock as of March 11, 2024. Except as otherwise indicated in footnotes to this table or, where applicable, to the extent authority is shared by spouses under community property laws, to our knowledge, the holders listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Principal Stockholders
Armistice Capital Master Fund Ltd. (2)	241,095	9.99%
Directors and Executive Officers: (3)
Randal Chase (4)	10,217	*
David A. Dodd (5)	52,452	2.4%
Dean G. Kollintzas (6)	8,268	*
Nicole Lemerond (7)	3,334	*
Kelly T. McKee (8)	2,719	*
Robert T. McNally (9)	13,858	*
Jayne Morgan (10)	3,334	*
Mark J. Newman (11)	5,698	*
John N. Spencer, Jr. (12)	9,472	*
All executive officers and directors as a group (11 persons) (13)	136,333	6.0%

* Less than 1%
(1)
This table is based upon information supplied by officers and directors, and with respect to principal stockholders, any Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 2,172,272 shares of Common Stock outstanding as of March 11, 2024. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days after March 11, 2024 (subject to specified limits), at any time at the option of the holder, are deemed outstanding.

(2)
These shares are directly held by Armistice may be deemed to be indirectly beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of Armistice; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice Capital and Steven Boyd disclaim beneficial ownership of the securities except to the extent of their respective pecuniary interests therein. The number of shares beneficially owned includes (i) 374,000 shares of common stock issuable upon the exercise of pre-funded warrants and (ii) 1,408,998 shares of common stock issuable upon the exercise of common warrants, each of which are subject to beneficial ownership limitations that prohibit Armistice from exercising any portion of a warrant that would result in Armistice owning a percentage of our outstanding common stock exceeding the ownership limitations contained within each instrument (9.99% and 4.99%, respectively) after giving effect to the issuance of common stock in connection with Armistice’s exercise. The percentage of shares owned assumes the exercise of all warrants held by Armistice, up to the beneficial ownership limitations described above. The address of Armistice Capital Master Fund Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

(3)	Except as otherwise indicated, the business address of each director and executive officer listed is c/o GeoVax Labs, Inc., 1900 Lake Park Drive, Suite 380, Smyrna, Georgia 30080.
(4)	Includes 2,441 shares of Common Stock and stock options/warrants to purchase 7,776 shares of common stock.
(5)	Includes 18,661 shares of Common Stock and stock options/warrants to purchase 33,791 shares of common stock.
(6)	Includes 800 shares of Common Stock and stock options/warrants to purchase 7,468 shares of common stock.
(7)	Includes stock options to purchase 3,334 shares of common stock.
(8)	Includes 2,386 shares of Common Stock and stock options to purchase 333 shares of common stock.
(9)	Includes 3,595 shares of Common Stock and stock options/warrants to purchase 10,263 shares of common stock.
(10)	Includes stock options to purchase 3,334 shares of common stock.
(11)	Includes stock options to purchase 5,698 shares of common stock.
(12)	Includes 1,402 shares of Common Stock and stock options/warrants to purchase 8,070 shares of common stock.
(13)	Includes 27,959 shares of Common Stock and stock options/warrants to purchase 99,644 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our Named Executive Officers and directors, there were no transactions since January 1, 2023, to which we were a party or will be a party, in which the amount exceeds $120,000 and in which any “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) had or will have a direct or indirect material interest. Compensation arrangements for our named executive officers and directors are described above under “Executive Compensation.”

December 2023 Private Placement

On December 2, 2023, we entered into a common stock warrant exercise inducement offer letter (the “Inducement Letter”) with the holder (the “Holder”) of existing warrants to purchase shares of the Company’s common stock at an exercise price of $48.90 per share, issued on January 19, 2022 and warrants to purchase shares of the Company’s common stock at an exercise price of $24.75 per share issued on May 27, 2022 (together, the “Existing Warrants”), pursuant to which the Holder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 704,499 shares of the Company’s common stock, at a reduced exercised price of $6.21 per share, in consideration for the Company’s agreement to issue the 2023 Common Warrant to purchase up to 1,408,998 shares of Common Stock with an exercise price of $6.21 per share, exercisable at any on or after six months from the date of issuance and will expire five and one-half (5 ½) years following the date of issuance.

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

Wipfli LLP, (Atlanta, GA, PCAOB ID Number 344) has served as the Company’s independent registered public accounting firm since 2005. The aggregate fees billed for the services rendered to us by Wipfli LLP for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Audit Fees (1)	$136,000	$131,636
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$136,000	$131,636

(1)
Audit Fees for 2023 and 2022 consisted principally of fees for professional services in connection with the audits of our consolidated financial statements, review of our Annual Report on Form 10-K, review of our interim financial statements and Quarterly Reports on Form 10-Q, and review of registration statements.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided by our independent auditors (the “Policy”) prior to the engagement of the independent auditors with respect to such services. Under the Policy, proposed services may be pre-approved on a periodic basis or individual engagements may be separately approved by the Audit Committee prior to the services being performed. In each case, the Audit Committee considers whether the provision of such services would impair the independent auditor’s independence. All services provided by our independent auditors in fiscal 2023 and 2022 were pre-approved by the Audit Committee.

PART IV

ITEM 1.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements. No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

(2)	Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

(3)	Exhibits. The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment is provided below.

Exhibit Number	Description
31.3 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.4 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded with the Inline XBRL Document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.

By:	/s/ David A. Dodd
Name:	David A. Dodd
Title:	President and Chief Executive Officer

Date:	March 11, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ David A. Dodd	Director President and Chief Executive Officer	March 11, 2024
David A. Dodd	(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	March 11, 2024
Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ Randal D. Chase	Director	March 11, 2024
Randal D. Chase

/s/ Dean G. Kollintzas	Director	March 11, 2024
Dean G. Kollintzas

/s/ Nicole Lemerond	Director	March 11, 2024
Nicole Lemerond

/s/ Robert T. McNally	Director	March 11, 2024
Robert T. McNally

/s/ Jayne Morgan	Director	March 11, 2024
Jayne Morgan

/s/ John N. Spencer, Jr.	Director	March 11, 2024
John N. Spencer, Jr.