Form 10-Q
period 2024-03-31
GeoVax Labs, Inc.
filed 2024-05-14
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

Yes ☐   No ☒

As of May 14, 2024, 2,308,309 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Part I -- FINANCIAL INFORMATION

Item 1	Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$768,859	$6,452,589
Prepaid expenses	2,093,519	1,433,153
Total current assets	2,862,378	7,885,742
Property and equipment, net	190,113	209,689
Other assets	305,691	1,187,788

Total assets	$3,358,182	$9,283,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,883,844	$2,802,950
Accrued expenses	1,420,063	716,931
Total current liabilities	3,303,907	3,519,881

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 150,000,000 and 600,000,000 at March 31, 2024 and December 31, 2023, respectively
Issued and outstanding shares – 2,308,309 and 1,977,152 at March 31, 2024 and December 31, 2023, respectively	2,308	1,977
Additional paid-in capital	110,265,884	110,125,146
Accumulated deficit	(110,213,917)	(104,363,785)
Total stockholders’ equity	54,275	5,763,338

Total liabilities and stockholders’ equity	$3,358,182	$9,283,219

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	4,425,728	2,819,189
General and administrative	1,457,353	1,451,425
Total operating expenses	5,883,081	4,270,614

Loss from operations	(5,883,081)	(4,270,614)

Other income:
Interest income	32,949	232,698

Net loss	$(5,850,132)	$(4,037,916)

Basic and diluted:
Net loss per common share	$(2.47)	$(2.30)
Weighted average shares outstanding	2,367,050	1,755,905

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2024
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2023	1,977,152	$1,977	$110,125,146	$(104,363,785)	$5,763,338
Issuance of common stock for services	6,703	7	37,493	-	37,500
Issuance of common stock upon warrant exercise	269,032	269	(269)	-	-
Fractional share roundup following reverse split	55,422	55	(55)	-	-
Stock option expense	-	-	103,569	-	103,569
Net loss for the three months ended March 31, 2024	-	-	-	(5,850,132)	(5,850,132)
Balance at March 31, 2024	2,308,309	$2,308	$110,265,884	$(110,213,917)	$54,275

	Three Months Ended March 31, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2022	1,755,664	$1,756	$104,995,301	$(78,397,023)	$26,600,034
Issuance of common stock for services	7,246	7	74,993	-	75,000
Stock option expense	-	-	228,039	-	228,039
Net loss for the three months ended March 31, 2023	-	-	-	(4,037,916)	(4,037,916)
Balance at March 31, 2023	1,762,910	$1,763	$105,298,333	$(82,434,939)	$22,865,157

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,850,132)	$(4,037,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	19,576	17,319
Stock-based compensation expense	157,736	246,039
Changes in assets and liabilities:
Prepaid expenses and other current assets	(677,033)	(755,973)
Other assets	882,097	976,498
Accounts payable, accrued expenses and other liabilities	(215,974)	(208,839)
Total adjustments	166,402	275,044
Net cash used in operating activities	(5,683,730)	(3,762,872)

Cash flows from investing activities:
None

Cash flows from financing activities:
None

Net decrease in cash and cash equivalents	(5,683,730)	(3,762,872)
Cash and cash equivalents at beginning of period	6,452,589	27,612,732

Cash and cash equivalents at end of period	$768,859	$23,849,860

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

1.	Nature of Business

GeoVax Labs, Inc., headquartered in the Atlanta, Georgia metropolitan area, is a clinical-stage biotechnology company incorporated under the laws of the State of Delaware. GeoVax Labs, Inc. and its wholly owned subsidiary, GeoVax, Inc., a Georgia corporation, are collectively referred to herein as “GeoVax” or “the Company”.

The Company is focused on developing immunotherapies and vaccines against cancers and infectious diseases using novel vector vaccine platforms. GeoVax’s product pipeline includes ongoing human clinical trials for a next-generation Covid-19 vaccine and a gene-directed therapy for advanced head and neck cancer. Additional preclinical research and development programs include preventive vaccines against Mpox (monkeypox), hemorrhagic fever viruses (Ebola Zaire, Ebola Sudan, Marburg, and Lassa Fever), Zika virus, and malaria, as well as immunotherapies for solid tumors.

2.	Summary of Significant Accounting Policies

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 those accounting policies that we consider significant in determining our results of operations and financial position. During the three months ended March 31, 2024, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

Basis of Presentation

The accompanying financial statements include the accounts of GeoVax Labs, Inc. and GeoVax, Inc. All intercompany transactions have been eliminated in consolidation. The financial statements are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of interim periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates and will require additional funding to continue our research and development activities. Our existing cash resources are insufficient to continue our planned operations beyond the second quarter of 2024 without additional funding, which we are actively pursuing. We plan to pursue additional cash resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources. There can be no assurance that additional funding will be available on favorable terms or at all. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern.

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

The accompanying consolidated financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock split described in Note 5.

Recent Accounting Pronouncements

During the three months ended March 31, 2024, there have been no new accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

3.	Balance Sheet Components

Prepaid Expenses – Prepaid expenses consist of the following:

	March 31, 2024	December 31, 2023
Prepaid clinical trial costs (current portion)	$1,996,677	$1,282,746
Prepaid insurance premiums	73,797	110,695
Prepaid rent	13,045	13,045
Other prepaid expenses	10,000	26,667
Total prepaid expenses	$2,093,519	$1,433,153

Property and Equipment – Property and equipment consist of the following:

	March 31, 2024	December 31, 2023
Equipment and furnishings	$774,758	$774,758
Leasehold improvements	115,605	115,605
Total property and equipment	890,363	890,363
Accumulated depreciation and amortization	(700,250)	(680,674)
Total property and equipment, net	$190,113	$209,689

Other Assets – Other assets consist of the following:

	March 31, 2024	December 31, 2023
Prepaid clinical trial costs (noncurrent portion)	$224,681	$1,106,778
Prepaid technology license fees	70,000	70,000
Deposits	11,010	11,010
Total other assets	$305,691	$1,187,788

Accrued Expenses – Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
Payroll-related liabilities	$152,407	$114,337
Other accrued expenses	1,267,656	602,594
Total accrued expenses	$1,420,063	$716,931

4.	Commitments

Operating Lease. We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2025. Rent expense for the three-month periods ended March 31, 2024 and 2023 was $46,764 and $45,414, respectively. Future minimum lease payments total $140,292 in 2024, and $192,708 in 2025 although the lease may be terminated at any time by either party with one hundred eighty days written notice.

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

Common Stock Transactions

During January 2024, we issued 6,703 shares of our common stock pursuant to a professional relations and consulting agreement and we issued 55,422 shares of our common stock for the roundup of fractional shares associated with the reverse stock split. In February and March 2024, we issued 133,032 and 136,000 shares of our common stock, respectively, pursuant to the exercise of prefunded warrants.

Stock Options

We have stock-based incentive plans (the “Plans”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. During the three months ended March 31, 2024, 961 stock options were cancelled and there were no new grants of stock options or other transactions related to the Plans. As of March 31, 2024, there are 133,648 stock options outstanding, with a weighted-average exercise price of $28.39 per share and a weighted-average remaining contractual term of 7.9 years. Including the outstanding stock options, a total of 333,648 shares of our common stock are reserved for future issuance pursuant to the Plans.

Stock Purchase Warrants

We have issued stock purchase warrants in connection with past financing and licensing transactions. As described under “Common Stock Transactions” above, during the three months ended March 31, 2024, we issued 269,032 shares of our common stock pursuant to the exercise of prefunded warrants; there were no other transactions related to our stock purchase warrants. The table below summarizes information concerning warrants outstanding as of March 31, 2024.

Issue Date	Number of Shares	Exercise Price	Expiration
June 2020	8,000	$6.21	June 2025
September 2020	159,781	75.00	September 2025
February 2021	4,800	103.13	August 2024
September 2021	6,668	195.00	September 2026
December 2023	238,000	-0-	n/a
December 2023	1,408,998	6.21	June 2029
Outstanding at March 31, 2024	1,826,247

6.	Stock-Based Compensation Expense

Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the classification of the individuals to whom the awards are granted. Stock-based compensation expense related to stock option grants was $103,569 and $228,039 during the three-month periods ended March 31, 2024 and 2023, respectively, and as of March 31, 2024, there is $451,023 of unrecognized compensation expense that we expect to recognize over a weighted-average period of 1.3 years.

We have also issued shares of our restricted common stock to consultants and recognize the related expense over the terms of the related agreements. During the three-month periods ended March 31, 2024 and 2023 we recorded stock-based compensation expense of $54,167 and $18,000, respectively, associated with common stock issued for consulting services.

7.	Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. The Company’s potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 1,721,895 and 1,029,529 shares at March 31, 2024 and 2023, respectively.

8.	Income Taxes

No provision for income taxes was recorded in either of the three-month periods ended March 31, 2024 and 2023. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of March 31, 2024.

9.	Subsequent Events

On May 10, 2024, we conducted a bridge financing through the issuance and sale of 10% Original Issue Discount Promissory Notes (the “Notes”) with an aggregate principal amount of $150,000 to members of our Board of Directors and senior management. The Notes are unsecured, bear interest at a rate of 15% per annum, and mature upon the earlier of (i) six months from the issue date or (ii) three days following the date the Company completes an offering of its common stock with gross proceeds of not less than $5 million.

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q (this “Report”), and our audited financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 29, 2024.

Forward-Looking Statements

Information included in this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. All statements in this Report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, future governmental grants, projected costs, prospects, plans, intentions, expectations and objectives could be forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is constantly evolving. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

Our programs are in various stages of development, the most significant of which are summarized below along with recent developments:

GEO-CM04S1 – Immunocompromised/Cell Transplant Phase 2 Trial

●

GEO-CM04S1 is undergoing a Phase 2 multi-site clinical trial (ClinicalTrials.gov Identifier: NCT04977024), evaluating its safety and efficacy, compared to either the Pfizer/BioNTech or Moderna mRNA-based vaccine, as a preventive Covid-19 vaccine in high-risk immunocompromised patients (e.g. patients who have previously received either an allogeneic hematopoietic cell transplant, an autologous hematopoietic cell transplant or chimeric antigen receptor (CAR) T cell therapy). Data published from the open-label safety portion of the trial indicating that GEO-CM04S1 is highly immunogenic, inducing both antibody responses, including neutralizing antibodies, and T cell responses.

GEO-CM04S1 – Healthy Booster Phase 2 Trial

●

GEO-CM04S1 is undergoing the Phase 2 portion of a Phase 1/2 trial (ClinicalTrials.gov Identifier: NCT04639466), evaluating its use as a universal Covid-19 booster vaccine to current FDA-approved two-shot mRNA vaccines from Pfizer/BioNTech and Moderna. Patient enrollment was completed in September 2023.

●

In February 2024, we announced positive interim safety and immune responses findings following vaccine administration. Consolidated data from all subjects tested one-month post-vaccination, documented statistically significant increases in neutralizing antibody responses against multiple SARS-CoV-2 variants, ranging from the original Wuhan strain through Delta and Omicron XBB 1.5.

GEO-CM04S1 – Immunocompromised/CLL Trial Phase 2 Trial

●

GEO-CM04S1 is undergoing an investigator-initiated Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT05672355), evaluating its use as a Covid-19 booster vaccine in patients with chronic lymphocytic leukemia (CLL), compared to the Pfizer/BioNTech mRNA-based vaccine.

Gedeptin® – Advanced Head and Neck Cancer Phase 1/2 Trial

●

Gedeptin® is undergoing a Phase 1/2 clinical trial (ClinicalTrials.gov Identifier: NCT03754933) for treatment of patients with advanced head and neck squamous cell carcinoma (HNSCC). This trial is being funded in part by the U.S. Food & Drug Administration (FDA) pursuant to its Orphan Products Clinical Trials Grants Program. The trial is designed to inform the design of a larger patient trial that also may involve patients with other anatomically accessible oral and pharyngeal cancers, including cancers of the lip, tongue, gum, floor of mouth, salivary gland and other oral cavities.

●

Interim data presented at the American Association for Cancer Research (AACR) and the American Head and Neck Society (AHNS) joint Head and Neck Cancer Conference in July 2023, indicated that administration of Gedeptin® is safe and feasible, with observation of tumor growth impairment in a majority of the patients.

●

In January 2024, we announced closure of patient enrollment for this trial. Allowing time for the maximum number of cycles of Gedeptin therapy and patient follow-up, we expect to complete the study by the third quarter of 2024. Our intent is to discuss a follow-on protocol with the FDA for a Phase 2 or Phase 2/3 trial among patients with advanced head and neck cancer in whom current therapeutic options are suboptimal, in conjunction with a complete review of the results of the current trial. We expect that such discussions will include addressing the opportunity and basis for an expedited approval pathway.

MVA-Based Vaccine Manufacturing Process Development

●

In March 2024, we announced a significant milestone toward implementation of a validated chicken embryonic fibroblast (CEF) based production system for our MVA-based vaccines, with the release of the first lot of GEO-CM04S1 produced with a commercial manufacturing platform. This marked the successful completion of the transfer and scale-up of manufacturing to Oxford Biomedica, the Company’s cGMP (current Good Manufacturing Procedures) manufacturing partner.

Intellectual Property Development

●

In January 2024, the U.S. Patent and Trademark Office issued Patent No. 11,857,611 to GeoVax, pursuant to patent application No. 17/726,254 titled “Compositions and Methods for Generating an Immune Response to Treat or Prevent Malaria”. The allowed claims cover compositions comprising GeoVax’s modified vaccinia Ankara (MVA) vector expressing Plasmodium antigens and methods of inducing an immune response to malaria utilizing the compositions. The compositions and methods covered in the allowed claims are useful both prophylactically and therapeutically and may be used to prevent and/or treat malaria.

●

In February 2024, the U.S. Patent and Trademark Office issued Patent No. 11,896,657 to GeoVax, pursuant to patent application No. 17/584,231 titled “Replication Deficient Modified Vaccina Ankara (MVA) Expressing Marburg Virus Glycoprotein (GP) and Matrix Protein (VP40).” The allowed claims generally cover GeoVax’s vector platform for expressing Marburg virus antigens in virus-like particles (VLPs) utilizing an MVA viral vector.

●

In February 2024, the U.S Patent and Trademark Office issued Patent No. 11,897,919 to GeoVax, pursuant to patent application No. 17/409,574 titled “Multivalent HIV Vaccine Boost Compositions and Methods of Use.” The allowed claims generally cover a priming vaccination with a DNA vector encoding multiple HIV antigens in virus-like particles (VLPs), followed by a boost vaccination with GeoVax’s vector platform for expressing HIV-1 antigens in VLPs utilizing an MVA viral vector.

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

General Corporate

Effective January 31, 2024, following approval by our stockholders at a special meeting held on January 16, 2024, we effected a reverse stock split of our common stock at a ratio of 1-for-15. The purpose of the reverse split was to regain compliance with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). On the effective date, every fifteen issued and outstanding shares of our common stock was converted automatically into one share of the Company's Common Stock without any change in the par value per share, and our publicly-traded warrants were adjusted to require fifteen warrants to be exercised to receive one share of common stock at a price of $75 per share.

Financial Overview

Revenue

We have not generated any revenues to date from the sale of the products we are developing. Our product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that we advance to clinical testing will require regulatory approval prior to commercial use and will require significant costs for commercialization.

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

For a description of critical accounting policies that require significant judgments and estimates during the preparation of our financial statements, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our critical accounting policies from those disclosed in our 2023 Annual Report.

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

Results of Operations

The following table summarizes our results of operations for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$4,425,728	$2,819,189	$1,606,539
General and administrative	1,457,353	1,451,425	5,928
Total operating expenses	5,883,081	4,270,614	1,612,467
Loss from operations	(5,883,081)	(4,270,614)	(1,612,467)
Interest income	32,949	232,698	(199,749)
Net loss	$(5,850,132)	$(4,037,916)	$(1,812,216)

Research and Development Expenses

Our research and development expenses were $4,425,728 for the three-month period ended March 31, 2024, as compared to $2,819,189 for the comparable 2023 period, representing an increase of $1,606,539 (57%). The increase during 2024 relates primarily to costs of manufacturing materials for use in our clinical trials and other related costs, personnel costs, and costs of preclinical research activities. Research and development expense for 2024 and 2023 includes stock-based compensation expense of $53,099 and $77,873, respectively, associated with employee stock options.

General and Administrative Expenses

Our general and administrative expenses were $1,457,353 for the three-month period ended March 31, 2024, as compared to $1,451,425 for the comparable 2023 period, representing an increase of $5,928 (0.4%). General and administrative expense for 2024 and 2023 includes stock-based compensation expense of $104,637 and $168,166, respectively, associated with employee and consultant stock options and stock awards.

Other Income

Interest income for the three-month periods ended March 31, 2024 and 2023 was $32,949 and $232,698, respectively. The decrease during 2024 is attributable to lower cash balances.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of March 31, 2024 and December 31, 2023, and our cash flows for the three-month periods ended March 31, 2024 and 2023:

Liquidity and Capital Resources	March 31, 2024	December 31, 2023
Cash and cash equivalents	$768,859	$6,452,589
Working capital (deficit)	(441,529)	4,365,861

	Three Months Ended March 31,
Cash Flow Data	2024	2023
Net cash provided by (used in):
Operating activities	$(5,683,730)	$(3,762,872)
Investing activities	-	-
Financing activities	-	-
Net decrease in cash and cash equivalents	$(5,683,730)	$(3,762,872)

Operating Activities – Net cash used in operating activities of $5,683,730 for the three months ended March 31, 2024 was primarily due to our net loss of $5,850,132, offset by non-cash charges such as depreciation and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $3,762,872 for the three months ended March 31, 2023 was primarily due to our net loss of $4,037,916, offset by non-cash charges such as depreciation and stock-based compensation expense, and by changes in our working capital accounts.

Investing and Financing Activities – There were no cash flows from investing or financing activities for the three-month periods ended March 31, 2024 and 2023.

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

On May 10, 2024, we conducted a bridge financing through the issuance and sale of 10% Original Issue Discount Promissory Notes (the “Notes”) with an aggregate principal amount of $150,000 to members of our Board of Directors and senior management. The Notes are unsecured, bear interest at a rate of 15% per annum, and mature upon the earlier of (i) six months from the issue date or (ii) three days following the date the Company completes an offering of its common stock with gross proceeds of not less than $5 million.

As of the date of this Quarterly Report, our existing cash and cash equivalents are insufficient to fund our operations beyond the second quarter of 2024 without additional funding, which we are actively pursuing. We plan to pursue additional cash resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources.  We also continue to be in advanced discussions with the Biomedical Advanced Research and Development Authority (BARDA), part of the Administration for Strategic Preparedness and Response (ASPR) in the U.S. Department of Health and Human Services (HHS), for a potential award as part of Project NextGen, an initiative to advance a pipeline of new, innovative vaccines and therapeutics providing broader and more durable protection for COVID-19. We are highly encouraged by the negotiations with BARDA thus far, but there is no assurance that such an award may be made.

There can be no assurance that necessary funding will be available on favorable terms or at all. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern.

We will need to continue to raise additional capital to support our future operating activities, including progression of our development programs, preparation for commercialization, and other operating costs. We may fund a significant portion of our ongoing operations through partnering and collaboration agreements which, while reducing our risks and extending our cash runway, will also reduce our share of eventual revenues, if any, from our vaccine candidates. We may be able to fund certain activities with assistance from government programs.

The sale of additional equity would result in additional dilution to our stockholders. We may also fund our operations through debt financing, which would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market vaccine candidates that we would otherwise prefer to develop and market ourselves. Any of these actions could harm our business, results of operations and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and is based on assumptions that may prove to be wrong; actual results could vary materially. Our projection takes into consideration contractual commitments we have made, and expect to make, in the normal course of operating our business, which include (i) obligations to our employees, (ii) our lease obligations, (iii) payments due under license agreements for various technologies and patent rights associated with our product development activities, (iv) arrangements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third-party vendors for clinical trials services and production of materials for use in our clinical trials, and (v) other various firm purchase commitments and contractual obligations related to production and testing of our product candidates and the general operation of our business.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 2, 2024, we issued 6,703 shares of our restricted common stock to Acorn Management Partners, LLC pursuant to a professional relations and consulting agreement. The Company relied on an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof and Rule 506 of Regulation D.

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

Item 6	Exhibits

Exhibit
Number	Description
3.1*	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on April 12, 2024
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

_____________________

*	Filed herewith

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

GEOVAX LABS, INC.
(Registrant)

Date: May 14, 2024	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal
financial officer)