Form 10-Q
period 2024-06-30
GeoVax Labs, Inc.
filed 2024-08-06
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐    No ☒

As of August 6, 2024, 5,263,700 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2024 and 2023 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and six-month periods ended June 30, 2024 and 2023 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2024 and 2023 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4	Mine Safety Disclosures	16

Item 5	Other Information	16

Item 6	Exhibits	17

SIGNATURES		18

Part I -- FINANCIAL INFORMATION

Item 1	Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,561,712	$6,452,589
Accounts receivable	300,677	-
Prepaid expenses	1,981,134	1,433,153
Total current assets	3,843,523	7,885,742
Property and equipment, net	170,537	209,689
Other assets	81,010	1,187,788

Total assets	$4,095,070	$9,283,219

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,983,696	$2,802,950
Notes payable and accrued interest – related parties	142,292	-
Accrued expenses	2,278,308	716,931
Total current liabilities	6,404,296	3,519,881

Commitments (Note 5)

Stockholders’ equity (deficit):
Common stock, $.001 par value:
Authorized shares – 150,000,000 and 600,000,000 at June 30, 2024 and December 31, 2023, respectively
Issued and outstanding shares – 4,178,700 and 1,977,152 at June 30, 2024 and December 31, 2023, respectively	4,179	1,977
Additional paid-in capital	112,964,554	110,125,146
Accumulated deficit	(115,277,959)	(104,363,785)
Total stockholders’ equity (deficit)	(2,309,226)	5,763,338

Total liabilities and stockholders’ equity (deficit)	$4,095,070	$9,283,219

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from government contract	$300,677	$-	$300,677	$-

Operating expenses:
Research and development	4,276,868	4,719,728	8,702,596	7,538,917
General and administrative	1,086,030	1,459,093	2,543,383	2,910,518
Total operating expenses	5,362,898	6,178,821	11,245,979	10,449,435

Loss from operations	(5,062,221)	(6,178,821)	(10,945,302)	(10,449,435)

Other income (expense):
Interest income	5,471	251,201	38,420	483,899
Interest expense	(7,292)	-	(7,292)	-
Total other income (expense)	(1,821)	251,201	31,128	483,899

Net loss	$(5,064,042)	$(5,927,620)	$(10,914,174)	$(9,965,536)

Basic and diluted:
Net loss per common share	$(1.99)	$(3.79)	$(4.68)	$(5.66)
Weighted average shares outstanding	2,539,878	1,562,910	2,334,464	1,759,427

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three-Month and Six-Month Periods Ended June 30, 2024
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2023	1,977,152	$1,977	$110,125,146	$(104,363,785)	$5,763,338
Issuance of common stock for services	6,703	7	37,493	-	37,500
Issuance of common stock upon warrant exercises	269,032	269	(269)	-	-
Fractional share roundup following reverse split	55,422	55	(55)	-	-
Stock option expense	-	-	103,569	-	103,569
Net loss for the three months ended March 31, 2024	-	-	-	(5,850,132)	(5,850,132)
Balance at March 31, 2024	2,308,309	2,308	110,265,884	(110,213,917)	$54,275
Sale of common stock and warrants for cash	220,000	220	1,209,318	-	1,209,538
Issuance of common stock upon warrant exercises	1,650,391	1,651	1,387,712	-	1,389,363
Stock option expense	-	-	101,640	-	101,640
Net loss for the three months ended June 30, 2024	-	-	-	(5,064,042)	(5,064,042)
Balance at June 30, 2024	4,178,700	$4,179	$112,964,554	$(115,277,959)	$(2,309,226)

	Three-Month and Six-Month Periods Ended June 30, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2022	1,755,664	$1,756	$104,995,301	$(78,397,023)	$26,600,034
Issuance of common stock for services	7,246	7	74,993	-	75,000
Stock option expense	-	-	228,039	-	228,039
Net loss for the three months ended March 31, 2023	-	-	-	(4,037,916)	(4,037,916)
Balance at March 31, 2023	1,762,910	1,763	105,298,333	(82,434,939)	$22,865,157
Stock option expense	-	-	226,013	-	226,013
Net loss for the three months ended June 30, 2023	-	-	-	(5,927,620)	(5,927,620)
Balance at June 30, 2023	1,762,910	$1,763	$105,524,346	$(88,362,559)	$17,163,550

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,914,174)	$(9,965,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	43,319	34,637
Stock-based compensation expense	259,376	515,552
Changes in assets and liabilities:
Accounts receivable	(300,677)	-
Prepaid expenses and other current assets	(564,648)	(698,785)
Other assets	1,106,778	976,498
Accounts payable and accrued expenses	2,745,248	(662,382)
Total adjustments	3,289,396	165,520
Net cash used in operating activities	(7,624,778)	(9,800,016)

Cash flows from investing activities:
Purchase of equipment	-	(23,805)
Net cash used in investing activities	-	(23,805)

Cash flows from financing activities:
Net proceeds from issuance of notes payable – related parties	135,000	-
Net proceeds from sale of common stock and warrants	1,209,538	-
Net proceeds from warrant exercise	1,389,363	-
Net cash provided by financing activities	2,733,901	-

Net decrease in cash and cash equivalents	(4,890,877)	(9,823,821)
Cash and cash equivalents at beginning of period	6,452,589	27,612,732

Cash and cash equivalents at end of period	$1,561,712	$17,788,911

Supplemental disclosure of non-cash financing activities:

During the six months ended June 30, 2024, we issued 2,549 shares of common stock upon the cashless exercise of 4,000 warrants.

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

1.	Nature of Business

GeoVax Labs, Inc., headquartered in the Atlanta, Georgia metropolitan area, is a clinical-stage biotechnology company incorporated under the laws of the State of Delaware. GeoVax Labs, Inc. and its wholly owned subsidiary, GeoVax, Inc., a Georgia corporation, are collectively referred to herein as “GeoVax” or “the Company”.

The Company is focused on developing human vaccines for many of the world’s most threatening infectious diseases and therapies for solid tumor cancers using novel proprietary platforms. GeoVax’s lead clinical program is GEO-CM04S1, a next-generation COVID-19 vaccine for which it was recently awarded a BARDA-funded contract to sponsor a 10,000-participant Phase 2b clinical trial to evaluate the efficacy of GEO-CM04S1 versus an approved COVID-19 vaccine. In addition, GEO-CM04S1 is currently in three Phase 2 clinical trials, being evaluated as (1) a primary vaccine for immunocompromised patients such as those suffering from hematologic cancers and other patient populations for whom the current authorized COVID-19 vaccines are insufficient, (2) a booster vaccine in patients with chronic lymphocytic leukemia (CLL) and (3) a more robust, durable COVID-19 booster among healthy patients who previously received the mRNA vaccines. In addition, the lead oncological clinical program is Gedeptin®, a novel oncolytic solid tumor gene-directed therapy, which is currently in a multicenter Phase 1/2 clinical trial for advanced head and neck cancers. Additional preclinical research and development programs include preventive vaccines against Mpox (formerly known as monkeypox), hemorrhagic fever viruses (Ebola Zaire, Ebola Sudan, and Marburg), and Zika virus, as well as immunotherapies for solid tumors.

2.	Summary of Significant Accounting Policies

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 those accounting policies that we consider significant in determining our results of operations and financial position. During the six months ended June 30, 2024, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

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

We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates and will require additional funding to continue our research and development activities. Our existing cash resources are insufficient to continue our planned operations beyond the third quarter of 2024 without additional funding, which we are actively pursuing. We plan to pursue additional cash resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources. There can be no assurance that additional funding will be available on favorable terms or at all. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern.

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

The accompanying consolidated financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock split described in Note 6.

Recent Accounting Pronouncements

During the six months ended June 30, 2024, there have been no new accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

3.	Balance Sheet Components

Prepaid Expenses – Prepaid expenses consist of the following:

	June 30, 2024	December 31, 2023
Prepaid clinical trial costs (current portion)	$1,921,190	$1,282,746
Prepaid insurance premiums	36,899	110,695
Prepaid rent	13,045	13,045
Other prepaid expenses	10,000	26,667
Total prepaid expenses	$1,981,134	$1,433,153

Property and Equipment – Property and equipment consist of the following:

	June 30, 2024	December 31, 2023
Equipment and furnishings	$774,758	$774,758
Leasehold improvements	115,605	115,605
Total property and equipment	890,363	890,363
Accumulated depreciation and amortization	(719,826)	(680,674)
Total property and equipment, net	$170,537	$209,689

Other Assets – Other assets consist of the following:

	June 30, 2024	December 31, 2023
Prepaid clinical trial costs (noncurrent portion)	$-	$1,106,778
Prepaid technology license fees	70,000	70,000
Deposits	11,010	11,010
Total other assets	$81,010	$1,187,788

Accrued Expenses – Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
Payroll-related liabilities	$168,974	$114,337
Accrued clinical trial costs	351,460	490,635
Accrued contract manufacturing costs	1,687,874	-
Other accrued expenses	70,000	111,959
Total accrued expenses	$2,278,308	$716,931

4.	Notes Payable – Related Parties

On May 10, 2024, we issued 10% Original Issue Discount Promissory Notes (the “Notes”) with an aggregate principal amount of $150,000 to members of our Board of Directors and senior management, in exchange for gross cash proceeds to us of $135,000. The Notes are unsecured, bear interest at a rate of 15% per annum, and mature upon the earlier of (i) six months from the issue date or (ii) three days following the date the Company completes an offering of its common stock with gross proceeds of not less than $5 million. We recorded a total debt discount of $15,000 upon the issuance of the Notes. Interest expense associated with the Notes was $7,292 for the three-month period ended June 30, 2024, consisting of $4,167 of debt discount amortization and $3,125 of accrued interest payable.

5.	Commitments

Operating Lease. We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2025. Rent expense for the three-month and six-month periods ended June 30, 2024 was $46,764 and $93,528, respectively, as compared to $45,414 and $90,828, respectively, for the same periods of 2023. Future minimum lease payments total $93,528 in 2024, and $192,708 in 2025 although the lease may be terminated at any time by either party with one hundred eighty days written notice.

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

6.	Stockholders’ Equity

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

May 2024 Offering

On May 21, 2024, we closed a registered direct offering of 220,000 shares of common stock and pre-funded warrants to purchase an aggregate of 582,844 shares of common stock (the “May 2024 Pre-Funded Warrants”). In a concurrent private placement, we issued common warrants to the purchaser to purchase up to 1,605,688 shares of common stock at an exercise price of $1.68 per share (the “May 2024 Common Warrants”). Net proceeds after deducting placement agent commissions and other offering expenses were approximately $1.2 million. As noted under “Warrant Exercises” below, the May 2024 Pre-Funded Warrants were exercised in full during June 2024.

Warrant Exercises

During the first quarter of 2024, we issued 269,032 shares of our common stock upon the exercise of prefunded warrants issued in December 2023 (the “December 2023 Pre-Funded Warrants”). During June 2024, we issued 238,000 and 582,844 shares of our common stock upon the exercise of the December 2023 Pre-Funded Warrants and the May 2024 Pre-Funded Warrants, respectively; and 2,549 shares of our common stock upon the cashless exercise of 4,000 warrants issued in June 2020. Also during June 2024, we issued 826,998 shares of our common stock upon the exercise of common warrants issued in December 2023, with net cash proceeds to us of approximately $1.4 million.

Other Common Stock Transactions

During January 2024, we issued 6,703 shares of our common stock pursuant to a professional relations and consulting agreement and we issued 55,422 shares of our common stock for the roundup of fractional shares associated with the reverse stock split.

Stock Options

We have stock-based incentive plans (the “Plans”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. During the six months ended June 30, 2024, 961 stock options were cancelled and there were no new grants of stock options or other transactions related to the Plans. As of June 30, 2024, there are 133,648 stock options outstanding, with a weighted-average exercise price of $28.39 per share and a weighted-average remaining contractual term of 7.7 years. Including the outstanding stock options, a total of 333,648 shares of our common stock are reserved for future issuance pursuant to the Plans.

Stock Purchase Warrants

The table below summarizes information concerning warrants outstanding as of June 30, 2024.

Issue Date	Number of Shares	Exercise Price	Expiration
June 2020	4,000	$1.68	June 2025
September 2020	159,781	75.00	September 2025
February 2021	4,800	103.13	August 2024
September 2021	6,668	195.00	September 2026
December 2023	582,000	1.68	June 2029
May 2024	1,605,688	1.68	May 2029
Outstanding at June 30, 2024	2,362,937

7.	Stock-Based Compensation Expense

Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the classification of the individual to whom the award is granted. Stock-based compensation expense related to stock option grants was $101,640 and $205,209 during the three-month and six-month periods ended June 30, 2024, respectively, as compared to $226,013 and $454,052, respectively, during the same periods of 2023. As of June 30, 2024, there is $342,156 of unrecognized compensation expense that we expect to recognize over a weighted-average period of 1.1 years.

We have also issued shares of our restricted common stock to consultants and recognize the related expense over the terms of the related agreements. During the three-month and six-month periods ended June 30, 2024 we recorded stock-based compensation expense of $-0- and $54,167, respectively, associated with common stock issued for consulting services, as compared to $43,500 and $61,500, respectively, for the same periods of 2023.

8.	Revenue from Government Contract

On June 12, 2024, GeoVax was awarded a contract (the “BARDA Contract”) through the Rapid Response Partnership Vehicle (RRPV) to advance the clinical development of GEO-CM04S1, the Company’s next-generation COVID-19 vaccine. The RRPV is a consortium funded by the Biomedical Advanced Research and Development Authority (BARDA), part of the Administration for Strategic Preparedness and Response (ASPR) in the U.S. Department of Health and Human Services (HHS).

Under the BARDA Contract, GeoVax will sponsor a 10,000-participant, randomized, Phase 2b double-blinded study to assess the clinical efficacy, safety, and immunogenicity of GEO-CM04S1 compared with a U.S. Food and Drug Administration (FDA)-approved mRNA COVID-19 vaccine. The direct award to GeoVax of approximately $24.3 million, which may increase to as much as $45 million, will fund the manufacturing of clinical materials and support for the Phase 2b clinical trial, including regulatory activities. BARDA has made a separate award of approximately $343 million through its Clinical Studies Network to support execution of the study by Allucent, a global clinical research organization.

GeoVax’s role in the project is being funded in whole or in part with federal funds from BARDA under Other Transaction 75A50123D00005. Allucent’s role in the project is being funded in whole or in part with federal funds from BARDA under contract 75A50120D00016/75A50123F33005.

During the three-month and six-month periods ending June 30, 2024, GeoVax recognized revenue of $300,677 associated with the BARDA contract. We record revenue associated with this contract as the reimbursable costs are incurred.

9.	Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. The Company’s potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 2,496,585 and 1,027,084 shares at June 30, 2024 and 2023, respectively.

10.	Income Taxes

No provision for income taxes was recorded in either of the six-month periods ended June 30, 2024 and 2023. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of June 30, 2024.

11.	Subsequent Events

July 2024 Offering. On July 12, 2024, we closed a registered direct offering of 458,632 shares of common stock and pre-funded warrants to purchase an aggregate of 626,368 shares of common stock (the “July 2024 Pre-Funded Warrants”). In a concurrent private placement, we issued common warrants to the purchaser to purchase up to 2,170,000 shares of common stock at an exercise price of $2.86 per share (the “July 2024 Common Warrants”). Net proceeds after deducting placement agent commissions and other offering expenses were approximately $2.8 million. On July 18 and 23, 2024, we issued an aggregate of 626,368 shares of common stock upon full exercise of the July 2024 Pre-Funded Warrants.

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q (this “Quarterly Report”), and our audited financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024.

Forward-Looking Statements

Information included in this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. All statements in this Quarterly Report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, future governmental grants, projected costs, prospects, plans, intentions, expectations and objectives could be forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is constantly evolving. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Quarterly Report.

Overview

GeoVax is a clinical-stage biotechnology company developing immunotherapies and vaccines against cancers and infectious diseases using novel vector vaccine platforms. GeoVax’s product pipeline includes ongoing human clinical trials for a next-generation COVID-19 vaccine and a gene-directed therapy against advanced head and neck cancer. Additional preclinical research and development programs include preventive vaccines against Mpox (formerly known as monkeypox), hemorrhagic fever viruses (Ebola Zaire, Ebola Sudan, and Marburg), and Zika virus, as well as immunotherapies for solid tumors.

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

Our programs are in various stages of development, the most significant of which are summarized below along with recent developments:

●	GEO-CM04S1 – Next Generation COVID-19 Vaccine:
○

On June 12, 2024, GeoVax was awarded a contract (the “BARDA Contract”) through the Rapid Response Partnership Vehicle (RRPV) to advance the clinical development of GEO-CM04S1. The RRPV is a Consortium funded by the Biomedical Advanced Research and Development Authority (BARDA), part of the Administration for Strategic Preparedness and Response (ASPR) in the U.S. Department of Health and Human Services (HHS). Under the agreement, GeoVax will sponsor a 10,000-participant, randomized, Phase 2b double-blinded study to assess the clinical efficacy, safety, and immunogenicity of GEO-CM04S1 compared with a U.S. Food and Drug Administration (FDA)-approved mRNA COVID-19 vaccine. The original direct award to GeoVax of approximately $24.3 million, which may increase to as much as $45 million, will fund the manufacturing of clinical materials and support for the Phase 2b clinical trial, including regulatory activities. BARDA has made a separate award of approximately $343 million through its Clinical Studies Network to Allucent, a global clinical research organization, to execute the clinical trial as part of BARDA’s Clinical Studies Network.

○

GEO-CM04S1 is currently undergoing a Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT04977024), evaluating its safety and efficacy as a preventive COVID-19 vaccine in high-risk immunocompromised patients (i.e. patients with blood cancers who have previously received either an allogeneic hematopoietic cell transplant, an autologous hematopoietic cell transplant or chimeric antigen receptor (CAR) T cell therapy). Data published from the safety lead-in portion of the trial indicates that GEO-CM04S1 is highly immunogenic in these patients, inducing broad and durable neutralizing antibody and T cell responses.

○

GEO-CM04S1 is also undergoing the Phase 2 portion of a Phase 1/2 trial (ClinicalTrials.gov Identifier: NCT04639466), evaluating two vaccine dose levels as a heterologous COVID-19 booster vaccine to current FDA-approved mRNA vaccines from Pfizer/BioNTech and Moderna. In February 2024, we announced positive interim safety and immune responses findings following vaccine administration. Consolidated data (blinded to vaccine dose) from all subjects tested one-month post-vaccination, documented statistically significant increases in neutralizing antibody responses against multiple SARS-CoV-2 variants, ranging from the original Wuhan strain through Delta and Omicron XBB 1.5.

○

An investigator-initiated Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT05672355) of GEO-CM04S1 is evaluating its use as a COVID-19 vaccine booster in patients with chronic lymphocytic leukemia (CLL) compared to the Pfizer/BioNTech mRNA-based vaccine.

●	Gedeptin® - Advanced Head and Neck Cancer Phase 1/2 Trial:
○

Gedeptin recently completed a Phase 1/2 clinical trial (PNP-002) (ClinicalTrials.gov Identifier: NCT03754933) for treatment of patients with advanced head and neck squamous cell carcinoma (HNSCC). This trial is being funded in part by the U.S. Food & Drug Administration (FDA) pursuant to its Orphan Products Clinical Trials Grants Program.

○

We recently convened a special clinical advisory board to conduct a comprehensive review of the PNP-002 trial results, together with the previously completed Phase 1 trial (PNP-001). This review concluded that Gedeptin demonstrated an acceptable safety and efficacy profile to support continued development. In addition, the therapy has demonstrated sufficient tumor stabilization/reduction activity to support plans to advance clinical development of Gedeptin therapy in an expanded Phase 2 clinical trial.

○

We have initiated activities in support of a Phase 2 trial in first-recurrence head and neck cancer. The primary goal of this trial will be to establish efficacy of neoadjuvant Gedeptin therapy combined with an immune checkpoint inhibitor in squamous cell head and neck cancer. This trial is anticipated to be a single cycle trial with surgery to follow in approximately 36 patients with pathologic response rate as the primary endpoint. We have initiated the necessary planning activities, including protocol development, manufacturing and CRO selection, with the trial activation anticipated during the first half of 2025.

●	Our additional research programs for vaccines and immunotherapies at various stages of preclinical development.
●	General Corporate:
○

On May 23, 2024, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that it no longer complied with the $2,500,000 minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), because the Company’s stockholders’ equity as reported in its Form 10-Q for the period ended March 31, 2024 did not meet the required minimum. On July 18, 2024, we received notice from Nasdaq granting our request for an extension of time to regain compliance with the Stockholders’ Equity Requirement until November 19, 2024. We are currently reviewing potential transactions that, if implemented, could remedy the shortfall in our stockholders’ equity. There can be no assurance, however, whether we will be able to remedy the non-compliance.

Financial Overview

Revenue

Our revenues to date have been related to government grants and contracts and other collaborative arrangements in support of our product development activities. We have not generated any revenue to date from the sale of the products we are developing. Our product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that we advance to clinical testing will require regulatory approval prior to commercial use and will require significant costs for commercialization.

Research and development expenses

Since our inception, we have focused and we continue to focus significant resources on our research and development activities, including developing our vector platform and analytical testing methods, conducting preclinical studies, developing manufacturing processes, and conducting clinical trials. Research and development costs are expensed as incurred and consist primarily of the following:

•	personnel costs in our research, development and regulatory functions, which include salaries, benefits and stock-based compensation;
•	expenses incurred under agreements with contract research organizations (“CROs”), that conduct clinical trials on our behalf;
•	expenses incurred under agreements with contract manufacturing organizations (“CMOs”), that manufacture product used in the clinical trials;
•	expenses incurred in procuring materials and for analytical and release testing services required to produce vaccine candidates used in clinical trials;
•	process development expenses to improve the efficiency and yield of the bulk vaccine;
•	laboratory supplies, vendor expenses and other third-party contract expenses related to preclinical research activities;
•	technology license fees;
•	consultant expenses for services supporting our clinical, regulatory and manufacturing activities; and
•	facilities, depreciation and other general overhead expenses.

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

General and administrative expenses

Our general and administrative expenses consist primarily of personnel costs in our executive, finance and investor relations, business development and administrative functions, including stock-based compensation. Other general and administrative expenses include consulting fees, professional service fees for accounting and legal services, lease expenses related to our offices, insurance premiums, intellectual property costs incurred in connection with filing and prosecuting patent applications, depreciation and other costs. We expect our general and administrative expenses to continue to increase in the future as we support expanded research and development activities, prepare for potential commercialization of our current and future product candidates, maintain compliance with requirements of Nasdaq and the SEC, and other general corporate activities.

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

Results of Operations

The following table summarizes our results of operations for the three-month and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
Revenue from government contract	$300,677	$-	$300,677
Operating expenses:
Research and development	4,276,868	4,719,728	(442,860)
General and administrative	1,086,030	1,459,093	(373,063)
Total operating expenses	5,362,898	6,178,821	(815,923)
Loss from operations	(5,062,221)	(6,178,821)	1,116,600
Interest income	5,471	251,201	(245,730)
Interest expense	(7,292)	-	(7,292)
Net loss	$(5,064,042)	$(5,927,620)	$863,578

	Six Months Ended June 30,
	2024	2023	Change
Revenue from government contract	$300,677	$-	$300,677
Operating expenses:
Research and development	8,702,596	7,538,917	1,163,679
General and administrative	2,543,383	2,910,518	(367,135)
Total operating expenses	11,245,979	10,449,435	796,544
Loss from operations	(10,945,302)	(10,449,435)	(495,867)
Interest income	38,420	483,899	(445,479)
Interest expense	(7,292)	-	(7,292)
Net loss	$(10,914,174)	$(9,965,536)	$(948,638)

Revenue from Government Contract

During the three-month and six-month periods ending June 30, 2024, we reported $300,677 of revenues associated with the BARDA Contract. There were no revenues reported during the comparable 2023 periods.

Research and Development Expenses

For the three-month and six-month periods ending June 30, 2024, research and development expenses decreased by $442,860 (9.4%) and increased by $1,163,679 (15.4%), respectively, versus the comparable 2023 periods. The overall increase during the six-month period of 2024 versus 2023 relates primarily to costs of manufacturing materials for use in our clinical trials of GEO-CM04S1 and Gedeptin and costs of various contracted research activities. Research and development expenses for the three-month and six-month periods of 2024 includes stock-based compensation expense of $51,170 and $104,269, respectively; as compared to $76,770 and $154,643, respectively, for the comparable 2023 periods.

General and Administrative Expenses

For the three-month and six-month periods ending June 30, 2024, general and administrative expenses decreased by $373,063 (25.6%) and $367,135 (12.6%), respectively, versus the comparable 2023 periods. The overall decrease during the 2024 periods relates primarily to lower stock-based compensation expense, consulting costs, legal and patent costs and travel costs. General and administrative expenses for the three-month and six-month periods of 2024 includes stock-based compensation expense of $50,471 and $155,107, respectively; as compared to $192,743 and $360,909, respectively, for the comparable periods of 2023.

Other Income

Interest income for the three-month and six-month periods ended June 30, 2024 was $5,471 and $38,420, respectively, as compared to $251,201 and $483,899, respectively, for comparable periods of 2023. The overall decrease during the 2024 periods is primarily attributable to cash available for investment. Interest expense for the three-month and six-month periods ended June 30, 2024 was $7,292, associated with certain notes payable issued during May 2024. There was no interest expense during the comparable periods of 2023.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of June 30, 2024 and December 31, 2023, and our cash flows for the six-month periods ended June 30, 2024 and 2023:

Liquidity and Capital Resources	June 30, 2024	December 31, 2023
Cash and cash equivalents	$1,561,712	$6,452,589
Working capital (deficit)	(2,560,773)	4,365,861

	Six Months Ended June 30,
Cash Flow Data	2024	2023
Net cash provided by (used in):
Operating activities	$(7,624,778)	$(9,800,016)
Investing activities	-	(23,805)
Financing activities	2,733,901	-
Net decrease in cash and cash equivalents	$(4,890,877)	$(9,823,821)

Operating Activities – Net cash used in operating activities of $7,624,778 for the six months ended June 30, 2024, was primarily due to our net loss of $10,914,174, offset by non-cash items such as depreciation and amortization expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $9,800,016 for the six months ended June 30, 2023, was primarily due to our net loss of $9,965,536, offset by non-cash items such as depreciation expense and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $-0- and $23,805 for the six-month periods ended June 30, 2024 and 2023, respectively, and relates primarily to purchases of laboratory equipment.

Financing Activities – Net cash provided by financing activities was $2,733,901 and $-0- for the six-month periods ended June 30, 2024 and 2023, respectively. Net cash provided by financing activities for the 2024 period relates to net proceeds from issuance of notes payable, offerings of our common stock and warrants, and exercise of previously issued warrants.

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

On July 12, 2024, we closed an offering of our common stock and warrants (see footnote 11 to the financial statements included in this Quarterly Report). Net proceeds to us after deducting placement agent commissions and other offering expenses were approximately $2.8 million.

As of the date of this Quarterly Report, our existing cash and cash equivalents are insufficient to fund our operations beyond the third quarter of 2024 without additional funding, which we are actively pursuing. We plan to pursue additional cash resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources.

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

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management has carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 or 15d-15 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered equity securities during the period covered by this report that have not previously been reported on Form 8-K.

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

Item 6	Exhibits

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation filed April 12, 2024 (3)
3.2.	Bylaws (5)
4.1	Form of Pre-Funded Warrant, dated May 21, 2024 (4)
4.2	Form of Common Warrant, dated May 21, 2024 (4)
4.3	Form of Pre-Funded Warrant, dated July 12, 2024 (6)
4.4	Form of Common Warrant, dated July 12, 2024 (6)
10.1*	RRPV Base Agreement No. 2024-564, dated April 2, 2024, by and between GeoVax, Inc. and Advanced Technology International
10.2*	RRPV Project Award No. 001, dated June 12, 2024, by and between Advanced Technology International (RRPV Consortium Management Firm) and GeoVax, Inc. (2)
10.3	Securities Purchase Agreement, dated May 16, 2024 (4)
10.4	Securities Purchase Agreement, dated July 11, 2024 (6)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

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

(3)	Incorporated by reference from the registrants Quarterly Report on Form 10-Q filed May 14, 2024.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 21, 2024.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 23, 2024.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed July 12, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC. (Registrant)

Date: August 6, 2024	By:	/s/ Mark W. Reynolds
Chief Financial Officer (duly authorized officer and principal financial officer)