Form 10-Q
period 2024-09-30
GeoVax Labs, Inc.
filed 2024-11-12
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐    No ☒

As of November 12, 2024, 9,436,069 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2024 and 2023 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and nine-month periods ended September 30, 2024 and 2023 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2024 and 2023 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Mine Safety Disclosures	17

Item 5	Other Information	17

Item 6	Exhibits	18

SIGNATURES		19

Part I -- FINANCIAL INFORMATION

Item 1	Financial Statements
GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,592,523	$6,452,589
Accounts receivable	547,574	-
Prepaid expenses	1,729,326	1,433,153
Total current assets	10,869,423	7,885,742
Property and equipment, net	171,615	209,689
Other assets	71,010	1,187,788

Total assets	$11,112,048	$9,283,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,147,952	$2,802,950
Accrued expenses	460,220	716,931
Total current liabilities	2,608,172	3,519,881

Commitments (Note 5)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 150,000,000 and 600,000,000 at September 30, 2024 and December 31, 2023, respectively
Issued and outstanding shares – 8,609,308 and 1,977,152 at September 30, 2024 and December 31, 2023, respectively	8,609	1,977
Additional paid-in capital	129,588,694	110,125,146
Accumulated deficit	(121,093,427)	(104,363,785)
Total stockholders’ equity	8,503,876	5,763,338

Total liabilities and stockholders’ equity	$11,112,048	$9,283,219

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from government contract	$2,789,484	$-	$3,090,161	$-

Operating expenses:
Research and development	7,402,884	6,947,979	16,105,480	14,486,896
General and administrative	1,241,176	1,651,775	3,784,559	4,562,293
Total operating expenses	8,644,060	8,599,754	19,890,039	19,049,189

Loss from operations	(5,854,576)	(8,599,754)	(16,799,878)	(19,049,189)

Other income (expense):
Interest income	53,191	190,936	91,611	674,835
Interest expense	(14,083)	-	(21,375)	-
Total other income (expense)	39,108	190,936	70,236	674,835

Net loss	$(5,815,468)	$(8,408,818)	$(16,729,642)	$(18,374,354)

Basic and diluted:
Net loss per common share	$(0.91)	$(4.75)	$(4.52)	$(10.42)
Weighted average shares outstanding	6,404,797	1,769,604	3,701,145	1,762,856

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three-Month and Nine-Month Periods Ended September 30, 2024
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2023	1,977,152	$1,977	$110,125,146	$(104,363,785)	$5,763,338
Issuance of common stock for services	6,703	7	37,493	-	37,500
Issuance of common stock upon warrant exercises	269,032	269	(269)	-	-
Fractional share roundup following reverse split	55,422	55	(55)	-	-
Stock option expense	-	-	103,569	-	103,569
Net loss for the three months ended March 31, 2024	-	-	-	(5,850,132)	(5,850,132)
Balance at March 31, 2024	2,308,309	2,308	110,265,884	(110,213,917)	$54,275
Sale of common stock and warrants for cash	220,000	220	1,209,318	-	1,209,538
Issuance of common stock upon warrant exercises	1,650,391	1,651	1,387,712	-	1,389,363
Stock option expense	-	-	101,640	-	101,640
Net loss for the three months ended June 30, 2024	-	-	-	(5,064,042)	(5,064,042)
Balance at June 30, 2024	4,178,700	4,179	112,964,554	(115,277,959)	(2,309,226)
Sale of common stock and warrants for cash	2,741,463	2,742	15,518,135	-	15,520,877
Issuance of common stock upon warrant exercises	1,689,145	1,688	976,082	-	977,770
Stock option expense	-	-	129,923	-	129,923
Net loss for the three months ended September 30, 2024	-	-	-	(5,815,468)	(5,815,468)
Balance at September 30, 2024	8,609,308	$8,609	$129,588,694	$(121,093,427)	$8,503,876

	Three-Month and Nine-Month Periods Ended September 30, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2022	1,755,664	$1,756	$104,995,301	$(78,397,023)	$26,600,034
Issuance of common stock for services	7,246	7	74,993	-	75,000
Stock option expense	-	-	228,039	-	228,039
Net loss for the three months ended March 31, 2023	-	-	-	(4,037,916)	(4,037,916)
Balance at March 31, 2023	1,762,910	1,763	105,298,333	(82,434,939)	$22,865,157
Stock option expense	-	-	226,013	-	226,013
Net loss for the three months ended June 30, 2023	-	-	-	(5,927,620)	(5,927,620)
Balance at June 30, 2023	1,762,910	1,763	105,524,346	(88,362,559)	17,163,550
Issuance of common stock for services	16,776	17	137,483	-	137,500
Stock option expense	-	-	227,114	-	227,114
Net loss for the three months ended September 30, 2023	-	-	-	(8,408,818)	(8,408,818)
Balance at September 30, 2023	1,779,686	$1,780	$105,888,943	$(96,771,377)	$9,119,346

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,729,642)	$(18,374,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	73,727	51,956
Stock-based compensation expense	389,299	813,499
Changes in assets and liabilities:
Accounts receivable	(547,574)	-
Prepaid expenses and other current assets	(312,840)	(707,084)
Other assets	1,116,778	986,498
Accounts payable and accrued expenses	(911,709)	2,333,791
Total adjustments	(192,319)	3,478,660
Net cash used in operating activities	(16,921,961)	(14,895,694)

Cash flows from investing activities:
Purchase of equipment	(20,653)	(29,997)
Net cash used in investing activities	(20,653)	(29,997)

Cash flows from financing activities:
Net proceeds from issuance of notes payable – related parties	135,000	-
Repayment of notes payable – related parties	(150,000)	-
Net proceeds from sale of common stock and warrants	16,730,415	-
Net proceeds from warrant exercise	2,367,133	-
Net cash provided by financing activities	19,082,548	-

Net increase (decrease) in cash and cash equivalents	2,139,934	(14,925,691)
Cash and cash equivalents at beginning of period	6,452,589	27,612,732

Cash and cash equivalents at end of period	$8,592,523	$12,687,041

Supplemental disclosure of non-cash financing activities:

During the nine months ended September 30, 2024, we issued 5,947 shares of common stock upon the cashless exercise of warrants.

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

2.	Summary of Significant Accounting Policies

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 those accounting policies that we consider significant in determining our results of operations and financial position. During the nine months ended September 30, 2024, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

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

We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates and will require additional funding to continue our research and development activities. We believe that our existing cash resources will be sufficient to continue our planned operations into the first quarter of 2025. We plan to pursue additional capital resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources. There can be no assurance that additional funding will be available on favorable terms or at all. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern.

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

Recent Accounting Pronouncements

During the nine months ended September 30, 2024, there have been no new accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

3.	Balance Sheet Components

Prepaid Expenses – Prepaid expenses consist of the following:

	September 30, 2024	December 31, 2023
Prepaid clinical trial costs (current portion)	$1,706,281	$1,282,746
Prepaid insurance premiums	-	110,695
Prepaid rent	13,045	13,045
Other prepaid expenses	10,000	26,667
Total prepaid expenses	$1,729,326	$1,433,153

Property and Equipment – Property and equipment consist of the following:

	September 30, 2024	December 31, 2023
Equipment and furnishings	$795,411	$774,758
Leasehold improvements	115,605	115,605
Total property and equipment	911,016	890,363
Accumulated depreciation and amortization	(739,401)	(680,674)
Total property and equipment, net	$171,615	$209,689

Other Assets – Other assets consist of the following:

	September 30, 2024	December 31, 2023
Prepaid clinical trial costs (noncurrent portion)	$-	$1,106,778
Prepaid technology license fees	60,000	70,000
Deposits	11,010	11,010
Total other assets	$71,010	$1,187,788

Accrued Expenses – Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
Payroll-related liabilities	$169,719	$114,337
Accrued clinical trial costs	220,501	490,635
Other accrued expenses	70,000	111,959
Total accrued expenses	$460,220	$716,931

4.	Notes Payable – Related Parties

On May 10, 2024, we issued 10% Original Issue Discount Promissory Notes (the “Notes”) with an aggregate principal amount of $150,000 to members of our Board of Directors and senior management, in exchange for gross cash proceeds to us of $135,000. The Notes are unsecured, bear interest at a rate of 15% per annum, and mature upon the earlier of (i) six months from the issue date or (ii) three days following the date the Company completes an offering of its common stock with gross proceeds of not less than $5 million (a “Qualified Financing Event”). On August 22, 2024, following the successful completion of a Qualified Financing Event, we repaid the aggregate principal amount of the Notes in full, together with accrued interest. Total interest expense recorded during the nine months ended September 30, 2024 was $21,375, consisting of $15,000 of debt discount amortization and $6,375 of accrued interest.

5.	Commitments

Operating Lease. We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2025. Rent expense for the three-month and nine-month periods ended September 30, 2024 was $46,764 and $140,292, respectively, as compared to $45,414 and $136,242, respectively, for the same periods of 2023. Future minimum lease payments total $46,764 in 2024, and $192,708 in 2025 although the lease may be terminated at any time by either party with one hundred eighty days written notice.

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

Common Stock and Warrant Offerings

On May 21, 2024, we closed a registered direct offering of 220,000 shares of common stock and pre-funded warrants to purchase an aggregate of 582,844 shares of common stock (the “May 2024 Pre-Funded Warrants”). In a concurrent private placement, we issued common warrants to the purchaser to purchase up to 1,605,688 shares of common stock at an exercise price of $1.68 per share. Net proceeds after deducting placement agent commissions and other offering expenses were approximately $1.2 million.

On July 12, 2024, we closed a registered direct offering of 458,632 shares of common stock and pre-funded warrants to purchase an aggregate of 626,368 shares of common stock (the “July 2024 Pre-Funded Warrants”). In a concurrent private placement, we issued common warrants to the purchaser to purchase up to 2,170,000 shares of common stock at an exercise price of $2.86 per share. Net proceeds after deducting placement agent commissions and other offering expenses were approximately $2.8 million.

On August 21, 2024, we closed a registered direct offering of 1,360,731 shares of common stock and pre-funded warrants to purchase an aggregate of 339,269 shares of common stock (the “August 21, 2024 Pre-Funded Warrants”). In a concurrent private placement, we issued common warrants to the purchaser to purchase up to 1,700,000 shares of common stock at an exercise price of $5.00 per share. Net proceeds after deducting placement agent commissions and other offering expenses were approximately $7.9 million.

On August 30, 2024, we closed a registered direct offering of 837,500 shares of common stock and pre-funded warrants to purchase an aggregate of 138,110 shares of common stock (the “August 30, 2024 Pre-Funded Warrants”). In a concurrent private placement, we issued common warrants to the purchaser to purchase up to 975,610 shares of common stock at an exercise price of $5.00 per share. Net proceeds after deducting placement agent commissions and other offering expenses were approximately $4.6 million.

On September 25, 2024, we entered into a Sales Agreement and established an “At-the-Market” continuous offering program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through its sales agent, shares of its common stock. During the third quarter of 2024 we sold 84,600 shares of our common stock through the ATM Program at a weighted-average price of $2.51 per share, raising $206,003 of net proceeds, after deducting commissions to the sales agent and other related expenses. As of September 30, 2024, we had $4,274,260 available under the ATM Program.

Warrant Exercises

During the first quarter of 2024, we issued 269,032 shares of our common stock upon the exercise of prefunded warrants issued in December 2023 (the “December 2023 Pre-Funded Warrants”).

During the second quarter of 2024, we issued (i) 238,000 and 582,844 shares of our common stock upon the exercise of the December 2023 Pre-Funded Warrants and the May 2024 Pre-Funded Warrants, respectively; (ii) 2,549 shares of our common stock upon the cashless exercise of 4,000 warrants issued in June 2020, and (iii) 826,998 shares of our common stock upon the exercise of common warrants issued in December 2023 (the “December 2023 Common Warrants”), with net cash proceeds to us of $1,389,363.

During the third quarter of 2024, we issued (i) 626,368, 339,269 and 138,110 shares of our common stock upon the exercise of the July 2024 Pre-Funded Warrants, the August 21, 2024 Pre-Funded Warrants, and the August 30, 2024 Pre-Funded Warrants respectively; (ii) 3,398 shares of our common stock upon the cashless exercise of 4,000 warrants issued in June 2020, and (iii) 582,000 shares of our common stock upon the exercise of the December 2023 Common Warrants, with net cash proceeds to us of $977,770.

Other Common Stock Transactions

During the first quarter of 2024, we issued 6,703 shares of our common stock pursuant to a professional relations and consulting agreement and we issued 55,422 shares of our common stock for the roundup of fractional shares associated with the reverse stock split.

Stock Options

We have stock-based incentive plans (the “Plans”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. During the nine months ended September 30, 2024, we granted 200,000 new stock options with a weighted-average exercise price of $2.23 per share and 961 stock options were cancelled. As of September 30, 2024, there are 333,648 stock options outstanding, with a weighted-average exercise price of $12.71 per share and a weighted-average remaining contractual term of 7.2 years. Including the outstanding stock options, a total of 333,648 shares of our common stock are reserved for future issuance pursuant to the Plans.

Stock Purchase Warrants

The table below summarizes information concerning warrants outstanding as of September 30, 2024.

Issue Date	Number of Shares	Exercise Price	Expiration
September 2020	159,781	$75.00	September 2025
September 2021	6,668	195.00	September 2026
May 2024	1,605,688	1.68	May 2029
July 2024	2,170,000	2.86	November 2029
August 2024	2,675,610	5.00	August 2029
Outstanding at September 30, 2024	6,617,747

7.	Stock-Based Compensation Expense

Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the classification of the individual to whom the award is granted. Stock-based compensation expense related to stock option grants was $129,923 and $335,132 during the three-month and nine-month periods ended September 30, 2024, respectively, as compared to $227,114 and $681,166, respectively, during the same periods of 2023. As of September 30, 2024, there is $655,314 of unrecognized compensation expense that we expect to recognize over a weighted-average period of 1.9 years.

We have also issued shares of our restricted common stock to consultants and recognize the related expense over the terms of the related agreements. During the three-month and nine-month periods ended September 30, 2024 we recorded stock-based compensation expense of $-0- and $54,167, respectively, associated with common stock issued for consulting services, as compared to $70,833 and $132,333, respectively, for the same periods of 2023.

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

Under the BARDA Contract, GeoVax will sponsor a 10,000-participant, randomized, Phase 2b double-blinded clinical trial to assess the efficacy, safety, and immunogenicity of GEO-CM04S1 compared with a U.S. Food and Drug Administration (FDA)-approved mRNA COVID-19 vaccine. The direct award to GeoVax, currently approximately $26.2 million and which may increase to as much as $45 million, is funding the manufacturing of clinical materials and support for the Phase 2b clinical trial, including regulatory activities. BARDA has made a separate award through its Clinical Studies Network to fully fund the execution of the study by Allucent, a global clinical research organization; the funding provided directly to Allucent will not be recognized in GeoVax’s financial statements.

GeoVax’s role in the project is being funded in whole or in part with federal funds from BARDA under Other Transaction 75A50123D00005. Allucent’s role in the project is being funded in whole or in part with federal funds from BARDA under contract 75A50120D00016/75A50123F33005.

During the three-month and nine-month periods ending September 30, 2024, GeoVax recognized revenue of $2,789,484 and $3,090,161, respectively, associated with the BARDA contract. We record revenue associated with this contract as the reimbursable costs are incurred.

9.	Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. The Company’s potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 6,951,395 and 1,026,862 shares at September 30, 2024 and 2023, respectively.

10.	Income Taxes

No provision for income taxes was recorded in either of the nine-month periods ended September 30, 2024 and 2023. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of September 30, 2024.

11.	Subsequent Events

During October 2024 we issued 826,761 shares of our common stock through the ATM Program at a weighted-average price of $2.20 per share, raising $1,761,309 of net proceeds, after deducting commissions to the sales agent and other related expenses. On October 15, 2024, we increased the maximum aggregate offering price of the shares issuable under the ATM Program from $4,486,846 to $30,000,000.

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
o

On June 12, 2024, GeoVax was awarded a contract (the “BARDA Contract”) through the Rapid Response Partnership Vehicle (RRPV) to advance the clinical development of GEO-CM04S1. The RRPV is a Consortium funded by the Biomedical Advanced Research and Development Authority (BARDA), part of the Administration for Strategic Preparedness and Response (ASPR) in the U.S. Department of Health and Human Services (HHS). Under the agreement, GeoVax will sponsor a 10,000-participant, randomized, Phase 2b double-blinded study to assess the clinical efficacy, safety, and immunogenicity of GEO-CM04S1 compared with a U.S. Food and Drug Administration (FDA)-approved mRNA COVID-19 vaccine. The direct award to GeoVax, currently approximately $26.2 million and which may increase to as much as $45 million, is funding the manufacturing of clinical materials and support for the Phase 2b clinical trial, including regulatory activities. BARDA has made a separate award of approximately $343 million through its Clinical Studies Network to Allucent, a global clinical research organization, to execute the clinical trial as part of BARDA’s Clinical Studies Network. Target clinical sites are confirmed and manufacturing activities are underway for production of the vaccine product needed for study activation.

o

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

o

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

o

An investigator-initiated Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT05672355) of GEO-CM04S1 is evaluating its use as a COVID-19 vaccine booster in patients with chronic lymphocytic leukemia (CLL) compared to the Pfizer/BioNTech mRNA-based vaccine.

●	Gedeptin®:
o

Gedeptin recently completed a Phase 1/2 clinical trial (PNP-002) (ClinicalTrials.gov Identifier: NCT03754933) for treatment of patients with advanced head and neck squamous cell carcinoma (HNSCC). This trial is being funded in part by the U.S. Food & Drug Administration (FDA) pursuant to its Orphan Products Clinical Trials Grants Program.

o

In July 2024, we announced that a special clinical advisory board completed a comprehensive review of the PNP-002 trial results, together with the previously completed Phase 1 trial (PNP-001). This review concluded that Gedeptin demonstrated an acceptable safety and efficacy profile to support continued development. In addition, the therapy has demonstrated sufficient tumor stabilization/reduction activity to support plans to advance clinical development of Gedeptin therapy in an expanded Phase 2 clinical trial.

o

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

●	GEO-MVA:
o

GEO-MVA is the Company vaccine candidate in development for protection against Mpox and Smallpox. MVA is the vaccine recommended by both the World Health Organization (WHO) and the U.S. Centers for Disease Control and Prevention (CDC) against both Mpox and Smallpox, recognized for its safety and efficacy among all patient populations, including pregnant women, children and immunocompromised individuals. MVA is the vaccine currently used and stockpiled in the United States Strategic National Stockpile for immunization against potential bioterrorism threats based on the smallpox virus.

o

We have produced and released the cGMP Master Seed Virus for GEO-MVA and are currently producing the cGMP Working Virus Seed (WVS) bank. We expect to complete cGMP production of a clinical batch of GEO-MVA before year-end 2024, which will then be reviewed with stakeholders for potential clinical use.

●	Our additional research programs for vaccines and immunotherapies at various stages of preclinical development.
●	General Corporate:
o

On May 23, 2024, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that it no longer complied with the $2,500,000 minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), because the Company’s stockholders’ equity as reported in its Form 10-Q for the period ended March 31, 2024 did not meet the required minimum. On July 18, 2024, we received notice from Nasdaq granting our request for an extension of time to regain compliance with the Stockholders’ Equity Requirement until November 19, 2024. As a result of several financing transactions completed during the quarter ended September 30, 2024, we believe that, as of the date of this Quarterly Report, the Company has regained compliance with the Stockholders’ Equity Requirement. Nasdaq will continue to monitor our ongoing compliance with the Stockholders’ Equity Requirement and, if at the time of our next periodic report, we do not evidence compliance, the Company may be subject to delisting.

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

Research and development expenses

Since our inception, we have focused and we continue to focus significant resources on our research and development activities, including developing our vector platform and analytical testing methods, conducting preclinical studies, developing manufacturing processes, and conducting clinical trials. Research and development costs are expensed as incurred and consist primarily of the following:

•	personnel costs in our research and development functions, including salaries, benefits and stock-based compensation;
•	expenses incurred under agreements with contract research organizations (“CROs”), for the conduct of clinical trials;
•	expenses incurred under agreements with contract manufacturing organizations (“CMOs”), that manufacture product used in clinical trials;
•	expenses incurred in procuring materials and for analytical and release testing services required to produce vaccine candidates used in clinical trials;
•	process development expenses to improve the efficiency and yield of the bulk vaccine;
•	laboratory supplies, vendor expenses and other third-party contract expenses related to preclinical research activities;
•	technology license fees;
•	consultant expenses for services supporting our clinical, regulatory and manufacturing activities; and
•	facilities, depreciation and other general overhead expenses.

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

Results of Operations

The following table summarizes our results of operations for the three-month and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
Revenue from government contract	$2,789,484	$-	$2,789,484
Operating expenses:
Research and development	7,402,884	6,947,979	454,905
General and administrative	1,241,176	1,651,775	(410,599)
Total operating expenses	8,644,060	8,599,754	44,306
Loss from operations	(5,854,576)	(8,599,754)	2,745,178
Interest income	53,191	190,936	(137,745)
Interest expense	(14,083)	-	(14,083)
Net loss	$(5,815,468)	$(8,408,818)	$2,593,350

	Nine Months Ended September 30,
	2024	2023	Change
Revenue from government contract	$3,090,161	$-	$3,090,161
Operating expenses:
Research and development	16,105,480	14,486,896	1,618,584
General and administrative	3,784,559	4,562,293	(777,734)
Total operating expenses	19,890,039	19,049,189	840,850
Loss from operations	(16,799,878)	(19,049,189)	2,249,311
Interest income	91,611	674,835	(583,224)
Interest expense	(21,375)	-	(21,375)
	$(16,729,642)	$(18,374,354)	$1,644,712

Revenue from Government Contract

During the three-month and nine-month periods ending September 30, 2024, we reported $2,789,484 and $3,090,161, respectively, of revenues associated with the BARDA Contract. There were no revenues reported during the comparable 2023 periods.

Research and Development Expenses

For the three-month and nine-month periods ending September 30, 2024, research and development expenses increased by $454,905 (6.5%) and $1,618,584 (11.2%), respectively, versus the comparable 2023 periods. The overall increase during the nine-month period of 2024 versus 2023 relates primarily to costs of manufacturing materials for use in our clinical trials of GEO-CM04S1 and other costs associated with the BARDA Contract. Research and development expenses for the three-month and nine-month periods of 2024 include stock-based compensation expense of $59,384 and $163,654, respectively; as compared to $77,873 and $232,516, respectively, for the comparable 2023 periods.

General and Administrative Expenses

For the three-month and nine-month periods ending September 30, 2024, general and administrative expenses decreased by $410,599 (24.9%) and $777,734 (17%), respectively, versus the comparable 2023 periods. The overall decrease during the 2024 periods relates primarily to lower stock-based compensation expense, consulting costs, legal and patent costs and franchise tax cost. General and administrative expenses for the three-month and nine-month periods of 2024 includes stock-based compensation expense of $70,538 and $225,645, respectively; as compared to $220,075 and $580,983, respectively, for the comparable periods of 2023.

Other Income

Interest income for the three-month and nine-month periods ended September 30, 2024 was $53,191 and $91,611, respectively, as compared to $190,936 and $674,835, respectively, for comparable periods of 2023. The overall decrease during the 2024 periods is primarily attributable to cash available for investment. Interest expense for the three-month and nine-month periods ended September 30, 2024 was $14,083 and $21,375, respectively, associated with certain notes payable issued during May 2024 and repaid in August 2024. There was no interest expense during the comparable periods of 2023.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of September 30, 2024 and December 31, 2023, and our cash flows for the nine-month periods ended September 30, 2024 and 2023:

Liquidity and Capital Resources	September 30, 2024	December 31, 2023
Cash and cash equivalents	$8,592,523	$6,452,589
Working capital	8,261,251	4,365,861

	Nine Months Ended September 30,
Cash Flow Data	2024	2023
Net cash provided by (used in):
Operating activities	$(16,921,961)	$(14,895,694)
Investing activities	(20,653)	(29,997)
Financing activities	19,082,548	-
Net increase (decrease) in cash and cash equivalents	$2,139,934	$(14,925,691)

Operating Activities – Net cash used in operating activities of $16,921,961 for the nine months ended September 30, 2024, was due to our net loss of $16,729,642, offset by non-cash items such as depreciation and amortization expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $14,895,694 for the nine months ended September 30, 2023, was due to our net loss of $18,374,354, offset by non-cash items such as depreciation expense and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $20,653 and $29,997 for the nine-month periods ended September 30, 2024 and 2023, respectively, and relates primarily to purchases of laboratory equipment.

Financing Activities – Net cash provided by financing activities was $19,082,548 and $-0- for the nine-month periods ended September 30, 2024 and 2023, respectively. Net cash provided by financing activities for the 2024 period primarily relates to offerings of our common stock and warrants and exercise of previously issued warrants.

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

During the nine months ended September 30, 2024, we closed four registered direct offerings of our common stock and warrants, as well as established the ATM Program (see footnote 6 to the financial statements included in this Quarterly Report). Net proceeds to us from these offerings, after deducting commissions to the placement agent and sales agent, as applicable, and other related offering expenses, were approximately $16.7 million. We also received approximately $2.4 million upon the exercise of warrants.

As of the date of this Quarterly Report, we believe that our existing cash and cash equivalents are sufficient to fund our operations into the first quarter of 2025. We plan to pursue additional cash resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6	Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation filed April 12, 2024 (2)
3.2.	Bylaws (3)
4.1	Form of Pre-Funded Warrant, dated July 12, 2024 (4)
4.2	Form of Common Warrant, dated July 12, 2024 (4)
4.3	Form of Pre-Funded Warrant, dated August 21, 2024 (5)
4.4	Form of Common Warrant, dated August 21, 2024 (5)
4.5	Form of Pre-Funded Warrant, dated August 30, 2024 (6)
4.6	Form of Common Warrant, dated August 30, 2024 (6)
10.1	Securities Purchase Agreement, dated July 11, 2024 (4)
10.2	Securities Purchase Agreement, dated August 20, 2024 (5)
10.3	Securities Purchase Agreement, dated August 28, 2024 (6)
10.4	Sales Agreement, by and between the Company and A.G.P./Alliance Global Partners, dated September 25, 2024 (7)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

_____________________

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

(1)

These interactive data files shall not be deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

(2)	Incorporated by reference from the registrants Quarterly Report on Form 10-Q filed May 14, 2024.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 23, 2024.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed July 12, 2024.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 21, 2024.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 30, 2024.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed September 25, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC.
(Registrant)

Date: November 12, 2024	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal financial officer)