Form 10-K
period 2024-12-31
GeoVax Labs, Inc.
filed 2025-03-27
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2024

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

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2024, based on the closing price on that date was $13,192,305.

Number of shares of Common Stock outstanding as of March 25, 2025: 13,839,478

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with respect to its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this document.

ii

This Annual Report on Form 10-K (Annual Report) (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “believes,” “looks forward to,” “may,” “estimates,” “continues,” “anticipates,” “intends,” “should,” “plans,” “could,” “target,” “potential,” “is likely,” “will,” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters, including statements regarding our business, our financial position, the research and development of our products and other statements regarding matters that are not historical are forward-looking statements.

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

Overview

GeoVax Labs, Inc. (GeoVax, us, we or the Company) is a clinical-stage biotechnology company developing human vaccines and immunotherapies against infectious diseases and solid tumor cancers using novel proprietary platforms. The Company’s lead clinical program is GEO-CM04S1, a next-generation COVID-19 vaccine for which GeoVax has been awarded a BARDA-funded contract to sponsor a 10,000-participant, randomized, Phase 2b clinical trial to evaluate the efficacy of GEO-CM04S1 versus a COVID-19 vaccine approved by the U.S. Food and Drug Administration (FDA). The study is anticipated to commence in the second half of 2025. GEO-CM04S1 is also currently being evaluated in three Phase 2 clinical trials, including:

●	A primary vaccine for immunocompromised patients, such as those with hematologic cancers and other patient populations for whom the current authorized COVID-19 vaccines are inadequate.
●

A booster vaccine in patients with chronic lymphocytic leukemia (CLL), which recently demonstrated superior immune responses versus an mRNA vaccine following an interim Data Safety Monitoring Board (DSMB) review.

●	A more robust booster vaccine among healthy adults who previously received an mRNA vaccine, with data readouts anticipated in mid-2025.

The Company’s lead clinical program in oncology is evaluating a novel oncolytic solid tumor gene-directed therapy, Gedeptin®, having recently completed a multicenter Phase 1/2 clinical trial for advanced head and neck cancers. A Phase 2 clinical trial in first recurrent head and neck cancer, evaluating Gedeptin® combined with an immune checkpoint inhibitor is planned. Additionally, the Company is developing GEO-MVA, a vaccine targeting Mpox and smallpox, with clinical evaluation expected to begin in 2025.

GeoVax’s portfolio of wholly owned, co-owned, and in-licensed intellectual property, stands at over 135 granted or pending patent applications spread over 23 patent families, which are discussed in greater detail in the “Our Intellectual Property” section.

Our Product Development Pipeline

The tables below summarize the status of our product development programs, which are discussed in greater detail in the following pages.

Clinical Development Programs

Product	Indication	Clinical Trial	Status
		BARDA Project NextGen 10,000 Patient Comparison Study	Phase 2b Initiation 2H 2025
GEO-CM04S1	COVID-19	Primary Vaccine for Immunocompromised/Stem Cell Transplant Patients (NCT04977024)	Phase 2 Currently enrolling
		Booster Vaccine for Immunocompromised/Chronic Lymphocytic Leukemia Patients (NCT05672355)	Phase 2 Currently enrolling
		Booster Vaccine for Healthy Adults (NCT04639466)	Phase 2 enrollment closed, data expected mid-2025
Gedeptin®	Head & Neck Cancer*	ICI Combination Therapy (NCT TBD)	Phase 2 planned

Preclinical Development Programs

Product	Indication	Status
GEO-MVA	Mpox & Smallpox Vaccine	Regulatory Discussions & Manufacturing Scale-up
GEO-EM01-Z	Ebola Zaire Vaccine**	Non-Human Primate (completed)
GEO-EM01-S	Ebola Sudan Vaccine**	Non-Human Primate (completed)
GEO-MM01	Marburg Vaccine**	Non-Human Primate (completed)
GEO-ZM02	Zika Vaccine**	Mouse Model (completed)

* Orphan Drug status granted

** Indication within FDA Priority Review Voucher program

Our Coronavirus Vaccine Programs

Severe respiratory illnesses caused by the SARS-CoV-2 virus, remain a serious public health issue of international concern. SARS-CoV-2 is an enveloped, single-stranded, positive-sense RNA virus belonging to the family Coronavidae within the genus beta-coronavirus. The genome of SARS-CoV-2 encodes one large Spike (S) protein that plays a pivotal role during viral attachment to the host receptor and entry into host cells. The S protein is the basis for most approved vaccines used to protect against SARS-CoV-2. Neutralizing antibodies targeting the receptor binding domain (RBD) subunit of the S protein block the virus from binding to host cells. Over 90% of all neutralizing antibodies produced in response to infection are directed to the RBD subunit.

Vaccines currently authorized for use in the United States are primarily designed to induce antibodies specific for the S protein of SARS-CoV-2 but rely on different mechanisms for presentation or expression of the S antigen, including recombinant proteins, whole inactivated virus, defective adenovirus vectors (three different types) or mRNA. Unfortunately, the continued adaptation and mutation of SARS-CoV-2 has resulted in the emergence of variants that are not optimally neutralized by antibodies induced by currently available vaccines, reducing clinical efficacy. This has required the continued adjustment of vaccine composition and the repeated administration of booster doses. Moreover, these current vaccines tend to stimulate only modest T-cell responses, which have been shown to be critical for induction of long-term immune memory and for protection against severe COVID-19 disease. Recently, the FDA indicated the likely need for continued vaccine adjustments and boosters at least annually, similar to the approach used for influenza virus vaccines.

Modified Vaccinia Ankara (MVA) is the viral vaccine vector platform utilized in a number of our vaccine candidates, including our next generation SARS-CoV-2 product, GEO-CM04S1. There are several potential advantages to SARS-CoV-2 vaccines based on MVA vectors:

●

MVA has a large genetic coding capacity which provides the foundation for vaccines based on multiple SARS-CoV-2 proteins, instead of the singular focus on the S protein. This approach is intended to induce immune responses with greater breadth of specificity.

●	MVA is known to effectively induce durable T-cell responses in addition to antibodies.
●	MVA does not replicate in human cells, which contributes to it being an extremely safe vaccine platform for human vaccines.

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

GEO-CM04S1 -- BARDA Project NextGen Award – Phase 2b Trial

In June 2024, we announced our receipt of an award through the Rapid Response Partnership Vehicle (RRPV) to advance development of GEO-CM04S1 in a Phase 2b clinical trial. Under the agreement with Advanced Technology International, the RRPV’s consortium management firm (ATI-RRPV Contract), GeoVax will sponsor a 10,000-participant, randomized, Phase 2b double-blinded study to assess the clinical efficacy, safety, and immunogenicity of GEO-CM04S1 compared with an FDA-approved mRNA COVID-19 vaccine. The RRPV is a consortium funded by the Biomedical Advanced Research and Development Authority (BARDA), part of the Administration for Strategic Preparedness and Response (ASPR) in the U.S. Department of Health and Human Services (HHS).

Preparations for the study are underway and expected to initiate in the second half of 2025. Execution of the study will be fully funded by BARDA under its Clinical Studies Network. The direct award to GeoVax (currently $26.2 million but which may increase to as much as $45 million) will fund the manufacturing of clinical materials and support for the Phase 2b clinical trial, including regulatory activities. BARDA has made a separate award of $343 million from the Project NextGen program to Allucent, a global clinical research organization (CRO), to execute the clinical trial as part of BARDA’s Clinical Studies Network. The combined value of the awards to GeoVax and Allucent toward the clinical evaluation of GEO-CM04S1 is therefore expected to be $369-388 million.

Funding for this project is provided under Project NextGen, a $5 billion initiative by HHS to advance a pipeline of new, innovative vaccines and therapeutics providing broader and more durable protection for COVID-19 than the first generation COVID vaccines and medicines. GeoVax’s vaccine candidate provides many of the features identified, including broader protection among variants of concern (VOC) and a longer duration of protection.

GeoVax’s role in this project is being funded in whole or in part with federal funds from BARDA under Other Transaction (OT) 75A50123D00005. Allucent’s role in the project is being funded in whole or in part with federal funds from BARDA, under contract 75A50120D00016/75A50123F33005.

GEO-CM04S1 for Immunocompromised/Cell Transplant Patients – The CDC and other global public health agencies identify immunocompromised patients, including patients with cancer, particularly those who have received treatment for hematologic malignancy, as highest risk for SARS-CoV-2 disease. SARS-CoV-2 infection can be very serious in these vulnerable patient groups, with hematologic cancer patients, including those receiving autologous (auto) and allogeneic (allo) hematopoietic cell transplant (HCT), and recipients of chimeric antigen receptor (CAR)-T cell therapies among the most vulnerable.

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

Stem Cell Transplant Study. GEO-CM04S1 is being studied in an ongoing Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT04977024) to evaluate its safety and immunogenicity as a primary vaccine, compared to either the Pfizer/BioNTech or Moderna mRNA-based vaccine, in blood cancer patients who have previously received either an allogeneic hematopoietic cell transplant, an autologous hematopoietic cell transplant or CAR T cell therapy. MVA-vector based vaccines tend to produce an immune response quickly – in less than 14 days – with only mild side effects. The trial is the first to compare an investigational multi-antigenic SARS-CoV-2 vaccine to the current FDA-approved mRNA vaccines from Pfizer/BioNTech and Moderna in people who are immunocompromised. Such patients have often shown a suboptimal immune response after receiving currently available COVID-19 vaccines.

CLL Study. GEO-CM04S1 is also being studied in an investigator-initiated clinical trial (ClinicalTrials.gov Identifier: NCT05672355), as a booster vaccine in immunocompromised patients with chronic lymphocytic leukemia (CLL). Despite a high vaccination rate, CLL patients may be at high risk for lethal COVID-19 infection due to their compromised ability to generate protective antibody responses against COVID infections or to currently available vaccines. GEO-CM04S1 may be more effective at inducing protective immunity in CLL patients since MVA strongly induces T cell expansion even in the background of immunosuppression. Targeting both the S and N protein antigens broaden the specificity of the immune responses and may mitigate against the loss of efficacy associated with the inadequate antibody responses. The study is examining the use of two injections of GEO-CM04S1 three months apart to assess immune responses in these vulnerable patients, with the Pfizer-BioNTech Bivalent vaccine as the control arm.

In November 2024, the Data Safety Monitoring Board (DSMB) for this study conducted an interim data review. Following its review, the DSMB recommended that the study should continue enrollment of the experimental arm utilizing GEO-CM04S1, but that the mRNA control arm of the study should be halted as it failed to meet the predetermined primary immune endpoint. This suggests a potentially superior immune response in this vulnerable population. Further enrollment of the remaining patient participants is expected to be completed during 2025.

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

The Phase 2 booster study includes 63 healthy adults who were previously vaccinated with one of the FDA-approved SARS-CoV-2 mRNA vaccines, manufactured by either Pfizer/BioNTech or Moderna. The study is designed as a comparison trial to evaluate the safety profile and immunogenicity of 2 dose levels of GEO-CM04S1 when administered as a heterologous booster. The immunological responses measured throughout the study will include SARS-CoV-2 binding antibodies, as well as neutralizing antibody and T-cell responses against SARS-CoV-2 variants of concern (VOC), including the Delta and contemporaneous Omicron variants.

In February 2024, we announced positive initial safety and immune response findings at one month following vaccine administration. While the study is designed to evaluate the safety and immunogenicity of two GEO-CM04S1 dose levels. The trial remains blinded to dose of vaccine received, with study subjects being followed for a total of one year. To date, there have been no serious adverse events, and adverse events were in line with other routine vaccinations. The immunological responses measured throughout the study period include binding antibodies, as well as neutralizing antibodies against multiple SARS-CoV-2 variants (including contemporaneous Omicron variants) and specific T-cell responses. Consolidated data from all subjects tested one-month post-vaccination documented statistically significant increases in neutralizing antibody responses against multiple SARS-CoV-2 variants, ranging from the original Wuhan strain through Delta and Omicron XBB 1.5; additional testing against the JN.1 variant is underway.

Patient enrollment for this study has been completed. We expect data from this trial, which included a 1-year follow-up, to be available in mid-2025.

Gedeptin® - Solid Tumor Cancer Therapy

Gedeptin is a novel patented product/technology for the treatment of solid tumors through a gene therapy strategy known as Gene-Directed Enzyme Prodrug Therapy (GDEPT). In September 2021, GeoVax entered into an assignment and license agreement with PNP Therapeutics, Inc. (PNP), granting GeoVax exclusive worldwide rights to develop and commercialize Gedeptin. The Gedeptin technology was developed with funding support from the National Cancer Institute (NCI), part of the National Institutes of Health (NIH). GeoVax’s license to Gedeptin includes the rights to expand the use of Gedeptin to all human diseases and/or conditions including, but not limited to, other solid tumors.

In GDEPT, a replication-deficient adenovirus vector is used to infect and transduce tumor cells with a nonhuman gene, which expresses an enzyme that can convert an inactive prodrug into an active antitumor compound, in situ. A cycle of Gedeptin therapy consists of intra-tumoral injections of Gedeptin followed by administration of a prodrug, fludarabine phosphate, over a pre-defined time period. A Phase 1 dose ranging study, evaluating the safety of a single cycle of Gedeptin therapy, found the therapy to be well tolerated, with evidence of a reduction in tumor size in patients with solid tumors.

We recently completed a multi-site Phase 1b/2a trial (PNP-002) (ClinicalTrials.gov Identifier: NCT03754933), evaluating the safety and efficacy of repeat cycles of Gedeptin therapy in patients with advanced head and neck squamous cell carcinoma (HNSCC), with tumor(s) accessible for injection and no curable treatment options. The PNP-002 trial design involved repeat administration using Gedeptin followed by systemic fludarabine phosphate, in order to gain preliminary information on the utility of multiple cycles of Gedeptin therapy. This trial was intended to guide the design of larger studies involving patients at earlier stages in the disease process. This trial was funded in part by the FDA pursuant to its Orphan Products Clinical Trials Grants Program. The FDA has also granted Gedeptin orphan drug status for the intra-tumoral treatment of anatomically accessible oral and pharyngeal cancers, including cancers of the lip, tongue, gum, floor of mouth, salivary gland and other oral cavities.

During 2024 we convened a special clinical advisory board to conduct a comprehensive review of the PNP-002 trial results, together with the previously completed Phase 1 trial (PNP-001). This review concluded that Gedeptin demonstrated an acceptable safety and efficacy profile to support continued development. In addition, the therapy has demonstrated sufficient tumor stabilization/reduction activity to support plans to advance clinical development of Gedeptin therapy in an expanded Phase 2 clinical trial.

We have initiated activities in support of a Phase 2 clinical study, evaluating Gedeptin therapy in combination with an approved immune check point inhibitor (ICI) in first recurrent head and neck cancer scheduled for resection with curative intent. Key endpoints will include pathologic response rates and overall treatment outcomes. This study is anticipated to be a single cycle trial with surgery to follow in approximately 36 patients with pathologic response rate as the primary endpoint. We have initiated the necessary planning activities, including protocol development, manufacturing and CRO selection, with the trial activation anticipated in the second half of 2025.

GEO-MVA – Mpox and Smallpox Vaccine

MVA was originally developed for use as a 3rd generation smallpox vaccine nearly 50 years ago. Its preferred use is for individuals with compromised immune systems; individuals that would be put at risk if administered the normal smallpox vaccine (vaccinia) which can replicate in human cells. It is also approved as the vaccine for other orthopox vaccines, including Mpox. As such, an added potential benefit of our vaccines is that in those regions where Mpox and/or smallpox are of concern, vaccines built on an MVA vaccine platform offer the prospect of protection against Mpox and smallpox.

In response to the global need to address the continued emerging threat from Mpox and the unique opportunity offered by MVA-based vaccines, in November 2022, GeoVax secured rights from the NIH covering preclinical, clinical and commercial uses of the NIH-MVA against Mpox or smallpox viruses. GeoVax previously demonstrated that an experimental HIV vaccine, utilizing NIH-MVA as the vaccine vector, protected non-human primates challenged with a lethal dose of the Mpox virus 3 years post-vaccination. Further, in August 2022, the City of Hope team, which originally developed GEO-CM04S1, published results demonstrating that both their proprietary sMVA (synthetic MVA) and GEO-CM04S1 (referred to as “COH04S1” in the publication) elicited robust orthopoxvirus-specific binding and neutralizing antibody responses. The authors concluded that GEO-CM04S1 and sMVA represent unique vaccine candidates to control the unforeseen global Mpox outbreak.

MVA is the vaccine currently used and stockpiled in the U.S. Strategic National Stockpile for immunization against the Mpox and smallpox viruses. The 2022 Mpox pandemic significantly depleted the U.S. Strategic National Stockpile of vaccines, exposing vulnerabilities in the nation's preparedness for emerging health threats. Compounding this issue is the nation's reliance on a single foreign manufacturer for smallpox and Mpox vaccines. This dependency poses a strategic risk, especially considering the current Clade I Mpox outbreak in Africa, characterized by a mortality rate as high as 10%, increasingly migrating to other regions worldwide.

GeoVax is now evaluating development and regulatory pathways towards expanding the public health options available to reduce and manage the risk of Mpox worldwide. The Company intends to successfully develop and commercialize GEO-MVA, becoming the first U.S.-based supplier of MVA as a vaccine against Mpox and smallpox. Clinical evaluation of the vaccine is expected to begin in 2025. We have recently produced a cGMPclinical batch of GEO-MVA to support our clinical programs.

Other Infectious Disease Programs (Preclinical)

Hemorrhagic Fever Virus Vaccines (Ebola Zaire, Ebola Sudan, Marburg) -- Ebola (EBOV, formerly designated as Zaire ebolavirus), Sudan (SUDV), and Marburg viruses (MARV) are the most virulent species of the Filoviridae family, causing hemorrhagic fever illnesses with up to a 90% fatality rate in humans. In December 2019, FDA approved the first live recombinant Ebola vaccine for prevention of Ebola disease by Zaire virus. This rVSV-ZEBOV showed safety concerns in Phase 1 trials and by virtue of being replication competent could pose threats to immunocompromised individuals, such as those infected with HIV living in West Africa where recent Ebola epidemics started.

To address the unmet need for a product that can respond to future hemorrhagic fever outbreaks, we are developing vaccines utilizing our GV-MVA-VLP™ platform. As previously noted, the MVA vector itself is considered safe, having originally been developed for use in immunocompromised individuals as a smallpox vaccine. We expect our vaccines may not only protect at-risk individuals against EBOV, SUDV and MARV, but also potentially reduce or modify the severity of other re-emerging pathogens such as Bundibugyo, Ivory Coast, and Reston viruses, based on antigenic cross reactivity and the elicitation of T cells to the more conserved matrix proteins (e.g., VP40 or Z) in addition to standard GP proteins used by us and other manufacturers. Thus, the GeoVax GV-MVA-VLP™ approach could offer a unique combination of advantages to achieve breadth and safety of a pan-filo vaccine. In addition to protecting historically higher-risk populations in Africa, it is also intended to prevent the spread of disease to the U.S. and globally, and for preparedness against terrorist release of any of bio-threat pathogens in the U.S. and globally.

Our initial preclinical studies in rodents and nonhuman primates for our GEO-EM01-Z vaccine candidate have shown significant levels of protection against lethal doses of EBOV. Recent studies in lethal challenge guinea pig models demonstrated that GeoVax vaccines GEO-EM01-S and GEO-MM01 conferred 100% protection from death. These vaccines were subsequently evaluated in a rigorous cynomolgus macaque infectious challenge model. Vaccination protected nonhuman primates from viremia, weight loss and death following challenge with a dose of Sudan or Marburg virus that is lethal in nonvaccinated animals. Evaluation of immune responses following vaccination demonstrated presence of both neutralizing antibodies and functional T cells, indicating a breadth of responses that combine for optimal protection. The nonhuman primate studies conducted in collaboration with National Institute of Allergy and Infectious Diseases (NIAID) and the U.S. Department of Defense (DoD) have been completed and potential clinical development programs are being considered.

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

In January 2023, GeoVax announced that the U.S. Patent and Trademark Office issued a Notice of Allowance for Patent Application No. 17/000,768, titled “Method for Generating a ZIKV Immune Response Utilizing a Recombinant Modified Vaccinia Ankara Vector Encoding the NS1 Protein.” Preclinical studies demonstrated a single dose of GEO-ZM02 provided 100% protection against a lethal dose of Zika virus.

Malaria Vaccine – Exploratory Research – According to data from the World Health Organization (WHO), globally, malaria causes 227 million infections and 619,000 deaths annually. Despite decades of vaccine research, vaccine candidates have failed to induce substantial protection. Most of these vaccines are based on individual proteins that induce immune responses targeting only one stage of the malaria parasite’s life cycle. GeoVax’s MVA-VLP malaria vaccine candidates incorporate antigens derived from multiple stages of the parasite’s life cycle and are designed to induce an immune response with durable functional antibodies and CD4+ and CD8+ T cell responses, all hallmarks of an ideal vaccine-induced immune response.

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

HIV – Due to our corporate refocusing of development efforts prioritizing our SARS-CoV-2 and cancer immunotherapy programs, and to a lack of continuing government support for our HIV vaccine development efforts, in 2022 we suspended active development of these programs. Our technology and intellectual property will remain available for out-license or partnering, but we are no longer devoting any significant corporate resources to this program.

Of interest, results from a clinical study of a combinational HIV therapy that included GeoVax’s HIV booster vaccine candidate, MVA62B were presented at the Conference on Retroviruses and Opportunistic Infections (CROI) held February 19-22, 2023 in Seattle, Washington. The data presented were part of an effort led by researchers at the University of California, San Francisco (UCSF), to develop a combinational therapy aimed at inducing remission in HIV-positive individuals (a “functional cure”). The primary objectives of the proof-of-concept trial were to assess the safety and tolerability of the combinational therapy and to determine the viral load “set-point” during antiviral treatment interruption. Secondary objectives were to assess immune responses and changes in viral reservoir status. The clinical trial was led by Steven Deeks, M.D. of UCSF, a world leader in therapeutic approaches to HIV infections, and was one of the most comprehensive tests to date for the ability of synergistic approaches to control HIV infection. The studies were conducted with funding from amfAR, The Foundation for AIDS Research. The overall goal of this trial was to induce immune responses that could potentially control HIV replication in patients in the absence of antiviral drugs. The data presented by the UCSF researchers indicated very high levels of immunogenicity (particularly T cell immunity), despite the fact these occurred in technically immunocompromised patients. These results further validate the ability of the MVA-VLP platform to stimulate a robust T-cell response to various diseases.

Further development of our Hemorrhagic Fever, Zika, Malaria and HIV programs will be dependent upon additional funding support via federal grants, corporate collaborations, or other sources.

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

●

Limited pre-existing immunity to vector: Following the eradication of smallpox in 1980, smallpox vaccinations subsequently ended, leaving all but those born before 1980 and selected populations (such as vaccinated laboratory workers and first responders) unvaccinated and without pre-existing immunity to MVA-derived vaccines. A potential interference of pre-existing immunity to a vector may be more problematic with those vectors related to parent viruses used in routine vaccinations (e.g., measles) or constitute common viruses that infect people of all ages (e.g., cytomegalovirus).

●

Repeated use of the platform for different vaccines used in sequence. In mouse experiments, we have shown that two of our vaccines (e.g., GV-MVA-VLP-Zika followed by GV-MVA-VLP-Ebola) can be given at < 4 week intervals without any negative impact on their immunogenicity (lack of vector immunity).

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

In the United States, drugs and biologics are subject to rigorous federal and state regulation. Our products are regulated under the Federal Food, Drug and Cosmetic Act (FD&C Act), the Public Health Service Act, and the regulations promulgated under these statutes, and other federal and state statutes and regulations. These laws govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of medications and medical devices. Product development and approval within this regulatory framework is difficult to predict, takes several years and involves great expense. The steps required before a human vaccine may be marketed in the United States include:

●	Preclinical laboratory tests, in vivo preclinical studies and formulation studies;
●	Manufacturing and testing of the product under strict compliance with current Good Manufacturing Practice (cGMP) regulations;
●	Submission to the FDA of an Investigational New Drug application for human clinical testing which must become effective before human clinical trials can commence;
●	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;
●	The submission of a Biologics License Application (BLA) to the FDA, along with the required user fees; and
●	FDA approval of the BLA prior to any commercial sale or shipment of the product

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

Recent Government Initiatives

US Regulators and Senior White House and Congressional Leaders have recently announced multiple objectives and initiatives that may impact GeoVax. These include:

-	The reshoring and protection of the domestic biotech ecosystem – GeoVax represents the first domestic source for Smallpox and Mpox production which is currently controlled by a single foreign entity.
-	Replenishing the US stockpile with additional vaccines addressing Mpox, Smallpox and Hemorrhagic Fevers – GeoVax has multiple products in advanced stages of development.
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

GeoVax believes that its vaccine programs in Ebola, Sudan, Marburg, Malaria and Zika may each be eligible for a PRV and we intend to apply for a PRV at the appropriate time. There can be no assurance, however, that we will qualify or be approved for a PRV.

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

Transition to high-yield, scalable MVA manufacturing process – Currently, MVA vaccines are manufactured in primary cell cultures ofchicken embryonic fibroblasts (CEF) derived from SPF eggs, a suboptimal and time-consuming process useful primarily for niche markets and stockpile reserves. After exploring various approaches to growing MVA, utilizing continuous avian cell lines in bioreactors more suitable for high-yield, commercial-scale manufacturing, we have accelerated activities towards fully implementing a proprietary, continuous avian cell line manufacturing system that will provide lower-cost, scalable versatility for broad MVA vaccine and immunotherapy applications. To this end, in September 2023, we announced the signing of a commercial multi-product license agreement for ProBioGen's AGE suspension cell line, an innovative and proven platform that should enable high-yield and scalable production, ensuring efficient industrial manufacturing processes. The AGE1 cell line's versatility allows it to support a wide range of viruses and vaccine types, enhancing its suitability for various vaccines in development and as a replacement for traditional production systems. MVA grows particularly well on this cell line, making it even more advantageous for vaccine development. The Company's transition to an innovative advanced MVA manufacturing process is anticipated to provide scalable, flexible, and cost-effective vaccine production, reducing reliance on foreign vaccine manufacturers and reinforcing domestic biosecurity.

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

More than forty COVID-19 vaccines are currently authorized for use in one or more countries around the world, including three in the United States (from Pfizer/BioNTech, Moderna, and Janssen). All these vaccines are based on the S protein of the SARS-CoV-2 virus but rely on different mechanisms for presentation or expression of the S antigen, including whole, inactivated virus, defective adenovirus vectors (three different types) or mRNA. The WHO reports that there are 180 COVID products in clinical development.

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

In October 2021, the WHO approved the first malaria vaccine, RTS, S. It requires 4 doses and is based on a single antigen and has modest efficacy (approximately 50%, depending on the age of subjects), the WHO has defined a Road Map for developing and licensing of next generation malaria vaccines. More recently, a vaccine, R21/Matrix-M™, jointly developed by Oxford University and the Serum Institute of India has met the WHO targeted efficacy to block both infection and transmission of malaria with at least a 75% efficacy rate.

Our Intellectual Property

Our commercial success depends in part on our ability, and our licensors’ ability, to obtain and maintain proprietary protection for our clinical product candidates, including our MVA-VLP-based vaccines, our in-licensed synthetic MVA COVID-19 vaccine candidate, and our in-licensed Gedeptin gene-directed enzyme prodrug therapy, and methods of treatment using the same.

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

Currently, our owned, co-owned, and in-licensed patent estate, on a worldwide basis, includes 18 granted or allowed U.S. patent applications, 18 pending U.S. patent applications; 31 granted foreign patents, 67 pending foreign patent applications, 1 Patent Cooperation Treaty (PCT) application, and 1 U.S. provisional application spread over 23 patent families. The term of individual patents depends upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application which serves as a priority application. In addition, we plan to seek patent term adjustments, restorations, and/or patent term extensions where applicable in the United States and other jurisdictions. For example, depending upon the timing, duration, and specifics of FDA approval of our vaccine products, some of our U.S. patents may be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the “Hatch-Waxman Amendments,” and codified as 35 U.S.C. § 156. 35 U.S.C. § 156 permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one half the time between the effective date of an Investigational New Drug (IND) application and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved vaccine product is eligible for such an extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office (USPTO), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our, or our exclusively licensed, issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.

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

We wholly own two granted U.S. patents (U.S. 11,311,612 and US 11,857,611), and an allowed U.S. patent application directed to preventive vaccines against malaria and use thereof. These applications, where issued, valid, and enforceable, will expire in 2038, exclusive of any patent term adjustments or extensions.

We wholly own two patent families, which include three granted U.S. patents (U.S. 11,278,607, U.S. 11,413,341 and U.S. 12,247,214), and granted foreign applications in Australia, Europe (validated in Germany, Spain, France, Great Britain, Italy, Poland, Turkey, and Switzerland), China, Japan, and India directed to our immuno-oncology vaccine compositions and methods of use thereof. Applications are pending in the United States, Canada, China, and Hong Kong. The patent applications of these families, where issued, valid, and enforceable, will expire between 2037-2040, exclusive of any patent term adjustments or extensions.

We wholly own one pending patent family directed to various MVA-based vaccines for the treatment of SARS CoV-2. Applications have been filed in the United States, Argentina, Australia, Brazil, Canada, China, Hong Kong, the European Patent Office, Israel, Japan, South Korea, Mexico, South Africa, and Taiwan. The patent applications in these families, if issued, valid, and enforceable, will expire in 2041, exclusive of any patent term adjustments or extensions. We have non-exclusively in-licensed from the NIH 2 patent families directed to certain aspects of our MVA-viral backbone used in our SARS-CoV2 vaccine, which will expire between 2027 and 2032. We have non-exclusively in-licensed from the NIH 2 patent families relating to coronavirus spike protein compositions relevant to our MVA SARS-CoV2 vaccine candidates. The patent applications for these families, where issued, valid, and enforceable, will expire between 2037 and 2041, exclusive of any patent term adjustments or extensions.

We also wholly own one pending PCT application directed to pan-betacoronovirus MVA-based vaccines. This patent family if issued, valid and enforceable, will expire in 2045, exclusive of any patent term adjustments or extensions.

We co-own with Leidos, Inc. one patent family directed to viral constructs for use in enhancing T-cell priming during vaccination. Applications have been filed in United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, and Taiwan. The patent applications in this patent family, if issued, valid, and enforceable, will expire in 2042, exclusive of any patent term adjustments or extensions.

The MVA backbone that we have been using in several of our vaccines was provided to us by the laboratory of Dr. Bernard Moss of the NIAID, Laboratory of Viral Diseases (LVD). We have a non-exclusive commercial license to the NIH MVA backbone for our SARS CoV-2 vaccine with the NIAID of the NIH on behalf of the United States, which includes the use of certain patents and patent applications arising from the Moss laboratory and the provided materials. This non-exclusive commercial license was further amended in December 2023 to expand the Field of Use to include the use of our SARS-CoV-2 vaccine against smallpox and/or Mpox. We also have a non-exclusive research and development license to use the MVA backbone for our other vaccine candidates. If we later decide to commercialize vaccine candidates that are under the research and development license, we will need to negotiate appropriate commercialization licenses. These in-licensed NIH patents and patent applications, if and where issued, valid, and enforceable, will expire between 2027 and 2032.

In November 2022, we executed a Material Transfer Agreement (MTA) with the NIH for the clinical and commercial use of an unmodified (parental) MVA 1974/NIH Clone I as a vaccine against monkeypox virus. The MTA is royalty-free, non-exclusive, and worldwide.

We have exclusively in-licensed five patent families from COH in the field of vaccine products targeted for prevention, reduction, amelioration or treatment of coronaviruses, including SARS-CoV-2, pursuant to an Exclusive License Agreement entered into on November 9, 2021, and as further amended on April 11, 2023. The in-licensed patent families are directed to synthetic MVA vectors, including synthetic MVA vaccines encoding one or more SARS-CoV-2 antigens, and their methods of production and use including for the prevention of a coronavirus and monkeypox infection, and encompass COH04S1, a multi-antigenic pan-SARS vaccine currently undergoing Phase 2 human clinical trials. These in-licensed COH patent families, if issued, valid, and enforceable, will expire between 2041 and 2043, exclusive of any patent term adjustments or extensions.

We have also exclusively in-licensed two additional patent families from COH in the field of vaccine products targeted for prevention, reduction, amelioration or treatment of SARS-CoV-2 variants. The in-licensed patent families are directed to synthetic MVA vectors, including synthetic MVA vaccines encoding one or more SARS-CoV-2 variant antigens, and their methods of production and use. Applications have been filed in the United States. These in-licensed COH patent families, if issued, valid, and enforceable, will expire in 2042, exclusive of any patent term adjustments or extensions.

We have exclusively in-licensed two patent families from the University of Alabama at Birmingham (UAB) and the Southern Research Institute (SRI) pursuant to an Assignment and License Agreement with PNP entered into on September 28, 2021. The two patent families are directed to the use of tail-mutant purine nucleoside phosphorylase enzymes and fludarabine for the treatment of cancer, and cover aspects of the use of our Gedeptin clinical product candidate. These in-licensed patent families, where issued, valid, and enforceable, will expire between 2029 and 2032, exclusive of any patent term adjustments or extensions.

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

We also expect to benefit, where appropriate, from statutory frameworks in the United States, Europe, and other countries that provide a period of regulatory exclusivity to compensate for the time and cost required in securing regulatory approval of our clinical products. For example, in 2010, the United States enacted the Biologics Price Competition and Innovation Act (BPCIA). Under the BPCIA, innovator manufacturers of biological products may be granted 12 years of exclusive use before biosimilar versions of such products can be licensed for marketing in the U.S. This means that the FDA may not approve an application for a biosimilar version of our products until 12 years after the date the product is approved for sale (with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results accepted by the FDA), although a biosimilar application may be submitted four years after the date we receive approval from the FDA to sell our product. Additionally, the BPCIA establishes procedures by which potentially relevant patents may be shared and litigation over patents may proceed in advance of approval. The BPCIA also provides incentives to biosimilar applicants by providing a period of exclusivity to the first biosimilar of a product approved by the FDA. The 12-year data exclusivity provision of the BPCIA does not prevent a competitor from seeking marketing approval of one of our products, or a product similar thereto, by submitting its own, original BLA.

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

Primary License Agreements

City of Hope License – On November 9, 2021, we entered into an Exclusive License Agreement (COH License) with COH, a California nonprofit public benefit corporation, under which the Company obtained exclusive worldwide rights to further develop and commercialize COH04S1, a multi-antigenic SARS-CoV-2 vaccine currently undergoing Phase 2 human clinical trials. The COH License grants GeoVax exclusive rights to key patents, know-how, regulatory filings and clinical materials for use against COVID-19. The terms of the COH License include milestone payments due upon the achievement of selected development, regulatory and sales events. The Company will also pay COH an annual royalty on net sales of products covered by the patents licensed from COH on a country-by-country and licensed product-by-licensed product basis, subject to specified reductions.

Gedeptin License – On September 28, 2021, we entered into an Assignment and License Agreement (Gedeptin License) with PNP under which the Company obtained exclusive worldwide rights to key intellectual property, including Gedeptin patents, know-how, regulatory filings, clinical materials, and trademarks. The Gedeptin patent portfolio was originally licensed from UAB and SRI by PNP. Under the terms of the Gedeptin License, the Company is the successor to PNP under the Exclusive License Agreement between UAB, SRI and PNP, and has acquired the exclusive rights to develop and commercialize Gedeptin, a novel patented product for the treatment of solid tumors.

The terms of the Gedeptin License include milestone payments due upon the achievement of selected development and regulatory events. The Company will also pay tiered percentage annual royalties in the low-to-mid teens on Net Sales (as defined in the Gedeptin License) of products covered under the Gedeptin License on a country-by-country and product-by-product basis, subject to specified reductions. The Gedeptin License will remain in effect during the original term, which concludes upon FDA approval of a generic or biosimilar product, and then will automatically renew for 5-year additional terms, subject to customary termination rights.

NIH Licenses – On December 16, 2022, the Company entered into a Clinical Materials Transfer Agreement (MVA Vaccine Agreement) under which the Company has the right to develop and commercialize the unmodified (parental) MVA 1974/NTH Clone l strain as a vaccine against Mpox and smallpox.

On November 25, 2020, the Company entered into a Patent and Biological Materials License Agreement for Internal Research Use (Research License) with HHS, as represented by NIAID, in support of the Company’s non-clinical development of vaccines against numerous pathogens. The Research License allows GeoVax to use these materials and patent rights owned by agencies of the HHS in combination with the Company’s proprietary technology for the creation of preventive and/or therapeutic MVA-VLP vaccines against Ebola-Zaire virus, Ebola-Sudan virus, Lassa virus, Marburg virus, Zika virus and malaria. The agreement also extends to the Company’s research and development efforts in certain oncology areas. The agreement provides GeoVax with nonexclusive rights for the nonclinical development and manufacturing of its vaccine and immunotherapy candidates using HHS patents and materials.

On October 22, 2020, the Company entered into a Patent and Biological Materials License Agreement (COVID License) with HHS, as represented by NIAID, in support of the Company’s development of a vaccine against SARS-CoV-2, the virus that causes COVID-19. The COVID License allows GeoVax to use these materials and patent rights owned by agencies of the HHS in combination with the Company’s proprietary technology for the creation of a preventive MVA-VLP vaccine that primes and/or boosts the immune system against COVID-19. The COVID License provides GeoVax with nonexclusive rights to develop, manufacture and commercialize its COVID-19 vaccine and includes access to NIAID’s patent rights in the stabilized S protein, which is the protein that SARS-CoV-2 uses to gain entry into human tissue. In December 2023, the COVID License was amended to expand GeoVax’s commercial license to include Mpox and smallpox as additional indications.

Research and Development

Our expenditures for research and development activities were $23.7 million and $20.7 million during the years ended December 31, 2024 and 2023, respectively. As our vaccines continue to go through the process to obtain regulatory approval, we expect our research and development costs to increase. We have not yet formulated any plans for marketing and sales of any vaccine candidate we may successfully develop. Compliance with environmental protection laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position to date.

Scientific Advisors

We seek advice from our Scientific Advisory Board, which consists of leading scientists, on scientific and medical matters. The current members of our Scientific Advisory Board are:

Name	Position/Institutional Affiliation
Olivera J. Finn, PhD	Distinguished Professor of Immunology and Surgery, University of Pittsburgh
Teresa Lambe, PhD, OBE, FMedSCi	Calleva Head of Vaccine Immunology, Oxford Vaccine Group, University of Oxford
Harriet L. Robinson, PhD	Chief Scientific Officer Emeritus, GeoVax
Scott C. Weaver, PhD	Director, University of Texas Medical Branch Institute for Human Infections and Immunity

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

Corporate Background

Our primary business is conducted by our wholly owned subsidiary, GeoVax, Inc., which was incorporated under the laws of Georgia in June 2001. Our address is 1900 Lake Park Drive, Smyrna, Georgia 30080, and our telephone number at that address is 678-384-7220. The predecessor of our parent company, GeoVax Labs, Inc. (the reporting entity) was originally incorporated in June 1988 under the laws of Illinois as Dauphin Technology, Inc. (Dauphin). In September 2006, Dauphin completed a merger with GeoVax, Inc. As a result of the merger, GeoVax, Inc. became a wholly owned subsidiary of Dauphin, and Dauphin changed its name to GeoVax Labs, Inc. In June 2008, the Company was reincorporated under the laws of Delaware. We currently do not conduct any business other than GeoVax, Inc.’s business of developing new products for the treatment or prevention of human diseases. Our principal offices are in Smyrna, Georgia (metropolitan Atlanta).

Available Information

Our website address is www.geovax.com. We make our filings with the U.S. Securities and Exchange Commission (SEC), such as proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available on this website under “Investors – SEC Reports,” free of charge, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also make available our Code of Business Conduct on this website under the heading “Investors – Corporate Governance”. Information contained on our website is not incorporated into this Annual Report.

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

As a research and development-focused company, we have had no product revenue to date and revenues from our government grants and other collaborations have not generated sufficient cash flows to cover operating expenses. Since our inception, we have incurred operating losses each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. We incurred a net loss of approximately $25 million for the year ended December 31, 2024. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, preclinical, clinical, and manufacturing efforts expand. Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of our product candidates, conduct preclinical tests and clinical trials, obtain the necessary regulatory approvals, and manufacture and market or otherwise commercialize our products. Unless we are able to successfully meet these challenges, we will not be profitable and may not remain in business.

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

We will need to raise additional funds to significantly advance our vaccine development programs and to continue our operations. In order to meet our operating cash flow needs we plan to seek sources of non-dilutive capital through government grant programs and clinical trial support. We may also plan additional offerings of our equity securities, debt, or convertible debt instruments. To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience dilution, and debt financings, if available, may involve restrictive covenants and substantial fixed payments or may otherwise further constrain our financial flexibility. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

A significant portion of the funding to further develop GEO-CM04S1, our next-generation COVID-19 vaccine candidate, is currently expected to come from the U.S. government. If the government were to eliminate, reduce, or delay funding available to us under the ATI-RRPV Contract, this could have a significant negative impact on our revenues and cash flows, and we may be forced to suspend or terminate the continued development of the product candidate or obtain alternative sources of funding.

We anticipate that a significant portion of the funding for the continued development of GEO-CM04S1, our next generation self-COVID-19 vaccine candidate, will stem from the ATI-RRPV Contract. As awarded, the ATI-RRPV Contract currently makes available an aggregate amount of up to $26.2 million (which may increase to as much as $45 million), for reimbursement of costs incurred for manufacturing of clinical materials and support for a 10,000 patient Phase 2b clinical trial, including regulatory activities. BARDA has made a separate award of $343 million to Allucent, a global CRO, to execute the clinical trial as part of BARDA’s Clinical Studies Network. As of December 31, 2024, we have recognized approximately $4.0 million in revenue pursuant to the ATI-RRPV Contract based on costs incurred.

As a standard government contract, BARDA is entitled to terminate the ATI-RRPV Contract for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. Further, BARDA may suspend or terminate the ATI-RRPV Contract should we fail to achieve key milestones or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols, and there can also be no assurance that BARDA will not terminate or suspend the ATI-RRPV Contract.

If the ATI-RRPV Contract is terminated or suspended, or if there is any government decision not to continue funding or reduction or delay in funding under the ATI-RRPV Contract, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us, or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities for GEO-CM04S1, which could materially harm our business.

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

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles. For example, the current U.S. presidential administration has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS and the FDA. Further, in an effort to contain the U.S. federal budget deficit, the pharmaceutical industry could be considered a potential source of savings and could be the target of legislative proposals aimed at reducing federal expenditures. Efforts by the current administration or Congress to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

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

Many pharmaceutical products cause multiple potential complications and side effects, not all of which can be predicted with accuracy and many of which may vary from patient to patient. Long-term follow-up data may reveal previously unidentified complications associated with our products. The responses of potential physicians and others to information about complications could materially adversely affect the market acceptance of our products, which in turn would materially harm our business.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Affordable Care Act), substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act includes a number of provisions that are intended to lower healthcare costs, including provisions relating to prescription drug prices and government spending on medical products.

Since its enactment, there have also been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the former Trump administration to repeal or replace certain aspects of the statute. We continue to evaluate the effect that the Affordable Care Act and subsequent changes to the statute has on our business. Changes in legislation, regulation or policy increase the likelihood that we will fail to appropriately adapt to changes in our compliance obligations, particularly when such changes happen abruptly, such as following a change in government. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

We do not have experience in manufacturing, selling, or marketing. To obtain the expertise necessary to successfully manufacture, market, and sell our products, we must develop our own commercial infrastructure and/or collaborative commercial arrangements and partnerships. Our ability to execute our current operating plan is dependent on numerous factors, including, the performance of third-party collaborators, vendors and contractors.

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

We cannot be certain that the claims in our in-licensed pending patent applications will be considered patentable by the USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that claims that may ultimately issue from our patent applications will not be found invalid or unenforceable if challenged. If we or our licensors are unable to obtain or maintain patent protection with respect to our product candidates, our business, financial condition, results of operations, and prospects could be materially harmed.

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

For example, the Leahy-Smith America Invents Act (the Leahy-Smith Act), signed into law on September 16, 2011, includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Further, because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation can increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Because patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Our Securities

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

We are obligated to issue additional shares of our Common Stock in connection with our outstanding warrants if the warrant holders choose to exercise them. There are pre-funded warrants currently exercisable for approximately 2.1 million shares and other warrants currently exercisable for approximately 10.1 million shares with a weighted average exercise price of $2.61 per share. The exercise of these warrants will cause us to issue additional shares of our Common Stock and will dilute the percentage ownership of our shareholders.

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

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, our Common Stock and related warrants could be delisted from the exchange.

Our Common Stock (GOVX) and related warrants (GOVXW) are currently listed on Nasdaq. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to continue to comply with the applicable listing standards.

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

Oversight of cybersecurity is integrated into the responsibilities of the Board. The Nominating and Governance Committee (NGC) has been assigned oversight of cybersecurity matters, particularly as they relate to financial risk and controls, integrity of financial data and public disclosures, and security of overall digital data.

Management is responsible for the implementation of risk management strategies and for the operational oversight of company-wide cybersecurity strategy, policy, and standards to assess and prepare us to address cybersecurity risks. We have evolving processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our information assets and operations from cyber threats, protect employee and corporate information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards, response plans, and routine review of our policies and procedures to identify risks and refine our practices. The Company’s information technology function (including cybersecurity) is centralized under the Chief Financial Officer, who has over three decades of business leadership experience including oversight of information technology functions. We also engage independent third parties to assess and implement our cybersecurity procedures and enhance our oversight.

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

Market Information

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “GOVX.”

Holders

On March 25, 2025, there were 24 holders of record of our common stock. The majority of our shares of common stock are held by brokers and other institutions on behalf of stockholders, and we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this report that have not previously been reported on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2024.

ITEM 6.	RESERVED

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes beginning on page F-1. This discussion contains forward-looking statements that involve risks and uncertainties because they are based on current expectations and relate to future events and our future financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements because of many important factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview and Recent Developments

GeoVax is a clinical-stage biotechnology company developing human vaccines and immunotherapies against infectious diseases and solid tumor cancers using novel proprietary platforms. GeoVax’s most advanced product candidates include a next-generation COVID-19 vaccine, a gene-directed therapy for solid tumor cancers, and a vaccine against Mpox and smallpox. Additional research and development programs include preventive vaccines for hemorrhagic fever viruses (Ebola Zaire, Ebola Sudan and Marburg), and Zika virus.

Our corporate strategy is to advance, protect and exploit our differentiated vaccine/immunotherapy technologies leading to the successful development of preventive and therapeutic vaccines and immunotherapies against infectious diseases and various cancers. Our goal is to advance products through human clinical testing, and to seek partnership or licensing arrangements for achieving regulatory approval and commercialization. We also leverage third party resources through collaborations and partnerships for preclinical and clinical testing with multiple government, academic and corporate entities.

Our programs are in various stages of development, the most significant of which are summarized below along with recent developments:

●	GEO-CM04S1 – Next Generation COVID-19 Vaccine:
o

In June 2024, GeoVax announced the receipt of an award through the RRPV to advance development of GEO-CM04S1 in a Phase 2b clinical trial. Under the ATI-RRPV Contract, GeoVax will sponsor a 10,000-participant, randomized, Phase 2b double-blinded study to assess the clinical efficacy, safety, and immunogenicity of GEO-CM04S1 compared with an FDA-approved mRNA COVID-19 vaccine. The RRPV is a consortium funded by BARDA, part of the ASPR in the HHS. The direct award to GeoVax, currently approximately $26.2 million and which may increase to as much as $45 million, is funding the manufacturing of clinical materials and support for the Phase 2b clinical trial, including regulatory activities. BARDA has made a separate award of approximately $343 million through its Clinical Studies Network to Allucent, a global clinical research organization, to execute the clinical trial as part of BARDA’s Clinical Studies Network. Target clinical sites are confirmed and manufacturing activities are underway for production of the vaccine product needed for study activation.

o

GEO-CM04S1 is currently undergoing a Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT04977024), evaluating its safety and efficacy as a preventive COVID-19 vaccine in high-risk immunocompromised patients (i.e. patients with blood cancers who have previously received either an allogeneic hematopoietic cell transplant, an autologous hematopoietic cell transplant or CAR T cell therapy). Data published from the safety lead-in portion of the trial indicates that GEO-CM04S1 is highly immunogenic in these patients, inducing broad and durable neutralizing antibody and T cell responses.

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

o

An investigator-initiated Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT05672355) of GEO-CM04S1 is evaluating its use as a COVID-19 vaccine booster in patients with CLL compared to the Pfizer/BioNTech mRNA-based vaccine.

●	Gedeptin®:
o

Gedeptin recently completed a Phase 1/2 clinical trial (PNP-002) (ClinicalTrials.gov Identifier: NCT03754933) for treatment of patients with advanced HNSCC. This trial is being funded in part by the FDA pursuant to its Orphan Products Clinical Trials Grants Program.

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

o

We have initiated activities in support of a Phase 2 trial in first-recurrence head and neck cancer. The primary goal of this trial will be to establish efficacy of neoadjuvant Gedeptin therapy combined with an immune checkpoint inhibitor in squamous cell head and neck cancer. This trial is anticipated to be a single cycle trial with surgery to follow in approximately 36 patients with pathologic response rate as the primary endpoint. We have initiated the necessary planning activities, including protocol development, manufacturing and CRO selection.

●	GEO-MVA:
o

GEO-MVA is the Company vaccine candidate in development for protection against Mpox and smallpox. MVA is the vaccine recommended by both the WHO and the U.S. Centers for Disease Control and Prevention against both Mpox and smallpox, recognized for its safety and efficacy among all patient populations, including pregnant women, children and immunocompromised individuals. MVA is the vaccine currently used and stockpiled in the United States Strategic National Stockpile for immunization against potential bioterrorism threats based on the smallpox virus.

o	A clinical batch of GEO-MVA has recently been produced under cGMP production. We expect to begin clinical evaluation of the vaccine during 2025.
●	Our additional research programs for vaccines and immunotherapies at various stages of preclinical development.

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

Research and development expenses

Since our inception, we have focused and we continue to focus significant resources on our research and development activities, including developing our vector platform and analytical testing methods, conducting preclinical studies, developing manufacturing processes, and conducting clinical trials. Research and development costs are expensed as incurred and consist primarily of the following:

•	personnel costs in our research and development functions, including salaries, benefits and stock-based compensation;
•	expenses incurred under agreements with CROs, for the conduct of clinical trials;
•	expenses incurred under agreements with contract manufacturing organizations (CMOs) that manufacture product used in clinical trials;
•	expenses incurred in procuring materials and for analytical and release testing services required to produce vaccine candidates used in clinical trials;
•	process development expenses to improve the efficiency and yield of the bulk vaccine;
•	laboratory supplies, vendor expenses and other third-party contract expenses related to preclinical research activities;
•	technology license fees;
•	consultant expenses for services supporting our clinical, regulatory and manufacturing activities; and
•	facilities, depreciation and other general overhead expenses.

We expect our research and development expenditures to increase as we advance our existing and future product candidates into and through clinical trials and pursue regulatory approval, especially with regard to the ongoing and planned GEO-CM04S1, Gedeptin and GEO-MVA clinical programs. We do not provide forward-looking estimates of costs and time to complete our research programs due to the many uncertainties associated with biotechnology research and development. Due to these uncertainties, our future expenditures are likely to be highly volatile in future periods depending on the outcomes of the trials and studies. As we obtain data from preclinical studies and clinical trials, we may elect to discontinue or delay certain development programs to focus our resources on more promising product candidates. Completion of preclinical studies and human clinical trials may take several years or more, but the length of time can vary substantially depending upon several factors. The duration and the cost of future clinical trials may vary significantly over the life of the project because of differences arising during development of the human clinical trial protocols, including the length of time required to enroll suitable patient subjects, the number of patients that ultimately participate in the clinical trial, the duration of patient follow-up, and the number of clinical sites included in the clinical trials.

General and administrative expenses

Our general and administrative expenses consist primarily of personnel costs in our executive, finance, business development and other administrative functions, including stock-based compensation. Other general and administrative expenses include consulting fees, professional service fees for accounting and legal services, lease expenses related to our offices, insurance premiums, intellectual property costs incurred in connection with filing and prosecuting patent applications, depreciation and other costs. We expect our general and administrative expenses will increase in the future as we support expanded research and development activities, prepare for potential commercialization of our current and future product candidates, maintain compliance with requirements of Nasdaq and the SEC, and other general corporate activities.

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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements for the year ended December 31, 2024, which are included in this Annual Report. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Stock-Based Compensation

We account for stock-based transactions in which the Company receives services from employees, directors or others in exchange for equity instruments based on the fair value of the award at the grant date. Stock-based compensation cost for awards of common stock is estimated based on the price of the underlying common stock on the date of issuance. Stock-based compensation cost for stock options or warrants is estimated at the grant date based on each instrument’s fair value as calculated by using the Black-Scholes option pricing model. We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period for the award. See Note 7 to our consolidated financial statements for the year ended December 31, 2024 for additional stock-based compensation information.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	2024	2023	Change
Revenue from government contract	$3,954,576	$-	$3,954,576
Operating expenses:
Research and development	23,713,602	20,720,766	2,992,836
General and administrative	5,385,254	6,022,173	(636,919)
Total operating expenses	29,098,856	26,742,939	2,355,917
Loss from operations	(25,144,280)	(26,742,939)	1,598,659
Interest income	173,359	776,177	(602,818)
Interest expense	(21,375)	-	(21,375)
Net loss	$(24,992,296)	$(25,966,762)	$974,466

Revenue from Government Contract

During the year ended December 31, 2024, we reported $3,974,576 of revenues associated with the ATI-RRPV Contract. There were no revenues reported during the comparable 2023 period.

Research and Development Expenses

Our research and development expenses were $23,713,602 for the year ended December 31, 2024, as compared to $20,720,766 for 2023, representing an increase of $2,992,836 (14%). The increase during 2024 relates to program-specific costs associated with the ATI-RRPV Contract, Gedeptin and GEO-MVA, partially offset by lower costs for the GEO-CM04S1 clinical trials not covered by the ATI-RRPV Contract. The majority of the higher program costs relate to the ATI-RRPV Contract and include costs of manufacturing materials for use in our clinical trials, analytical expenses, third-party contracted research and consulting costs. Research and development expense for 2024 and 2023 includes stock-based compensation expense of $222,202 and $291,094, respectively, associated with employee stock options.

General and Administrative Expenses

Our general and administrative expenses were $5,385,254 for the year ended December 31, 2024, as compared to $6,022,173 for 2023, representing a decrease of $636,919 (11%). The decrease during 2024 relates primarily to lower stock-based compensation expense, consulting costs, patent costs and franchise tax cost. General and administrative expense for 2024 and 2023 includes stock-based compensation expense of $306,442 and $783,863, respectively, associated with employee and consultant stock options and stock awards.

Other Income

Interest income was $173,359 and $776,177 for the years ended December 31, 2024 and 2023, respectively. The variances between years are primarily attributable to the cash available for investment and to interest rate fluctuations. Interest expense was $21,375 and $-0-, for the years ended December 31, 2024 and 2023, respectively, associated with certain notes payable issued during May 2024 and repaid in August 2024.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of December 31, 2024 and 2023, and our cash flows for the years then ended:

	As of December 31,
Liquidity and Capital Resources	2024	2023
Cash and cash equivalents	$5,506,941	$6,452,589
Working capital	4,827,551	4,365,861

	Year Ended December 31,
Cash Flow Data	2024	2023
Net cash provided by (used in):
Operating activities	$(24,675,511)	$(25,173,639)
Investing activities	(20,653)	(48,946)
Financing activities	23,750,516	4,062,442
Net decrease in cash and cash equivalents	$(945,648)	$(21,160,143)

Operating Activities – Net cash used in operating activities of $24,675,511 for 2024 was primarily due to our net loss of $24,992,296, offset by non-cash items such as depreciation expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $25,173,639 for 2023 was primarily due to our net loss of $25,966,762, offset by non-cash items such as depreciation expense and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $20,653 and $48,946 for 2024 and 2023, respectively, and relates to purchases of laboratory equipment.

Financing Activities – Net cash provided by financing activities was $23,750,516 for 2024, consisting of primarily of net proceeds from offerings of our common stock and the exercise of warrants. Net cash provided by financing activities was $4,062,442 for 2023, consisting of net proceeds from the exercise of warrants.

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

During 2024, we closed four registered direct offerings of our common stock and warrants, as well as established the ATM Program (see footnote 6 to the consolidated financial statements included in this Annual Report). Net proceeds to us from these offerings, after deducting commissions to the placement agent and sales agent, as applicable, and other related offering expenses, were approximately $21.4 million. We also received approximately $2.4 million upon the exercise of warrants.

During 2024, we entered into the ATI-RRPV Contract, which is intended to advance development of GEO-CM04S1 in a Phase 2b clinical trial. Pursuant to the ATI-RRPV Contract, we expect to receive direct funding of $26.2 million (which may increase up to as much as $45 million) to fund the manufacturing of clinical materials and support for the Phase 2b clinical trial, including regulatory activities. Through December 31, 2024, we have recognized approximately $4.0 million in revenue pursuant to the ATI-RRPV Contract based on costs incurred. BARDA has made a separate award of approximately $343 million through its Clinical Studies Network to Allucent, a global clinical research organization, to execute the clinical trial as part of BARDA’s Clinical Studies Network.

During the first quarter of 2025, we received approximately $3.8 million of net proceeds from sales of our common stock through the ATM Program. Additionally, on March 25, 2025, we closed a registered direct offering of our common stock and warrants for net proceeds of approximately $4.1 million.

As of the date of this Annual Report, we believe that our existing cash and cash equivalents are sufficient to fund our operations into the third quarter of 2025. We plan to pursue additional cash resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources.

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

We will need to continue to raise additional capital to support our future operating activities, including progression of our development programs, preparation for commercialization, and other operating costs. We may fund a significant portion of our ongoing operations through partnering and collaboration agreements which, while reducing our risks and extending our cash runway, would also reduce our share of eventual revenues, if any, from our vaccine candidates. Additionally, we may be able to fund certain activities with assistance from government programs.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and is based on assumptions that may prove to be wrong; actual results could vary materially. Our projection takes into consideration contractual commitments we have made, and expect to make, in the normal course of operating our business, which include (i) obligations to our employees, (ii) our lease obligations, (iii) payments due under license agreements for various technologies and patent rights associated with our product development activities, (iv) arrangements with CROs, CMOs, and other third-party vendors for clinical trials services and production of materials for use in our clinical trials, and (v) other various firm purchase commitments and contractual obligations related to production and testing of our product candidates and the general operation of our business.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we expect. Our future capital requirements will depend on many factors, which include but are not limited to:

●	the timing and costs of our ongoing and planned clinical trials;
●	the timing and costs of manufacturing material for use in clinical trials;
●	the timing and/or changes in funding we receive pursuant to the ATI-RRPV Contract;
●	the number and scope of our research programs and the speed at which they are advanced;
●	the progress and success of our preclinical and clinical development activities;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;
●	the costs to attract and retain skilled personnel;
●	the costs to maintain and expand our infrastructure to support our operations, our product development, and planned future commercialization efforts;
●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
●	the costs associated with any products or technologies that we may in-license or acquire; and
●	the costs and timing of regulatory approvals.

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

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2024 and 2023 and for the two-year period ended December 31, 2024 together with the independent registered public accounting firm’s report thereon, are set forth on pages F-1 to F-17 of this Annual Report.

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

We carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Insider Adoption or Termination of Trading Arrangements

During the three months ended December 31, 2024, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is included in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC under the captions “Directors and Executive Officers” and “Corporate Governance” and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC under the captions “Corporate Governance” and “Executive Compensation” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC under the captions “Security Ownership of Principal Stockholders, Directors and Executive Officers” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC under the caption “Ratification of Appointment of the Independent Registered Public Accounting Firm” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(2)

Financial Statement Schedules

The following financial statement schedule is set forth on page F-17 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2024 and 2023.

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation filed April 12, 2024 (22)
3.2	Bylaws (as amended May 23, 2024) (24)
4.1*	Description of Registrant’s Securities
4.2	Form of Stock Certificate representing the Company’s Common Stock, par value $0.001 per share (21)
4.3	Form of Common Stock Purchase Warrant, dated September 29, 2020 (10)
4.4	Form of Warrant Agent Agreement (9)
4.5	Form of Warrant issued to certain Management Creditors, dated September 29, 2020 (9)
4.6	Form of Common Stock Purchase Warrant, dated September 28, 2021 (14)
4.7	Form of Common Stock Purchase Warrant, dated May 21, 2024 (23)
4.8	Form of Common Stock Purchase Warrant, dated July 12, 2024 (25)
4.9	Form of Common Stock Purchase Warrant, dated August 21, 2024 (27)
4.10	Form of Common Stock Purchase Warrant, dated August 30, 2024 (28)
4.11	Form of Pre-Funded Warrant, dated March 25, 2025 (31)
4.12	Form of Common Stock Purchase Warrant, dated March 25, 2025 (31)
4.13	Warrant Amendment Agreement, dated March 23, 2025 (31)
10.1**	Employment Agreement between GeoVax Labs, Inc. and David A. Dodd (4)
10.2**	Employment Agreement between GeoVax, Inc. and Mark W. Reynolds (2)
10.2.1**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Mark W. Reynolds (3)
10.3**	Employment Agreement between GeoVax, Inc. and Mark J. Newman, PhD (16)
10.3.1**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Mark J. Newman, PhD (17)
10.4**	Employment Agreement between GeoVax, Inc. and Kelly T. McKee, MD (19)
10.4.1**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Kelly T. McKee, MD (19)
10.5**	Employment Agreement between GeoVax, Inc. and John W. Sharkey, PhD (17)
10.5.1**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and John W. Sharkey, PhD (17)
10.6**	GeoVax Labs, Inc. 2020 Stock Incentive Plan (8)
10.6.1**	GeoVax Labs, Inc. 2023 Stock Incentive Plan (18)
10.7	Patent and Biological Materials License Agreement with the National Institute of Allergy and Infectious Diseases, dated October 22, 2020 (11) ***
10.8	Patent and Biological Materials License Agreement for Internal Research Use with the National Institute of Allergy and Infectious Diseases, dated November 25, 2020 (12) ***
10.9	Office and Laboratory Lease between UCB, Inc. and GeoVax, Inc. (7)
10.9.1	Amendment to Office Lease Agreement between UCB, Inc. and GeoVax, Inc. (19)
10.10	Summary of the GeoVax Labs, Inc. Director Compensation Plan (16)
10.11	Assignment and License Agreement by and between GeoVax, Inc. and PNP Therapeutics, Inc. dated September 28, 2021 (14) ***
10.12	License Agreement by and between GeoVax, Inc. and City of Hope, dated November 9, 2021 (15) ***

10.12.1	Amendment to License Agreement, dated April 11, 2023, between GeoVax, Inc. and City of Hope (20) ***
10.13	Securities Purchase Agreement, dated May 16, 2024 (23)
10.14	Securities Purchase Agreement, dated July 11, 2024 (25)
10.15	Securities Purchase Agreement, dated August 20, 2024 (27)
10.16	Securities Purchase Agreement, dated August 28, 2024 (28)
10.17	Securities Purchase Agreement, dated March 24, 2025 (31)
10.18	RRPV Base Agreement No. 2024-564, dated April 2, 2024, by and between GeoVax, Inc. and Advanced Technology International (26)
10.19	RRPV Project Award No. 001, dated June 12, 2024, by and between Advanced Technology International (RRPV Consortium Management Firm) and GeoVax, Inc. (26) ***
10.20	Sales Agreement, by and between the Company and A.G.P./Alliance Global Partners (29)
10.21	Placement Agency Agreement between the Company and A.G.P./Alliance Global Partners (31)
14.1	Code of Ethics (5)
19.1*	Insider Trading Policy
21.1	Subsidiaries of the Registrant (6)
23.1*	Consent of Wipfli LLP (U.S. PCAOB Auditor Firm ID 344)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recoupment Policy (30)
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Indicates a management contract or compensatory plan or arrangement.
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

(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 8, 2010.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 23, 2013.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed September 7, 2018.
(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 26, 2019.
(6)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed November 7, 2019.
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 24, 2020.
(8)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed November 12, 2021.
(9)	Incorporated by reference from Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-239958) filed September 8, 2020.
(10)	Incorporated by reference from Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (File No. 333-239958) filed September 23, 2020.
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 26, 2020.
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed November 30, 2020.
(13)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 23, 2021.
(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed September 29, 2021.
(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed November 10, 2021.
(16)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 9, 2022.
(17)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed August 3, 2022.
(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed December 8, 2022.
(19)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 23, 2023.
(20)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed May 4, 2023.
(21)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 31, 2024.
(22)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed May 14, 2024.
(23)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 21, 2024.
(24)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 23, 2024.
(25)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed July 12, 2024.
(26)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed August 6, 2024.
(27)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 21, 2024.
(28)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 30, 2024.
(29)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed September 25, 2024.
(30)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed February 29, 2024.
(31)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 25, 2025.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.

By:	/s/ David A. Dodd
Name:	David A. Dodd
Title:	President and Chief Executive Officer

Date:	March 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ David A. Dodd	Director President and Chief Executive Officer	March 27, 2025
David A. Dodd	(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	March 27, 2025
Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ Randal D. Chase	Director	March 27, 2025
Randal D. Chase

/s/ Dean G. Kollintzas	Director	March 27, 2025
Dean G. Kollintzas

/s/ Nicole Lemerond	Director	March 27, 2025
Nicole Lemerond

/s/ Robert T. McNally	Director	March 27, 2025
Robert T. McNally

/s/ Jayne Morgan	Director	March 27, 2025
Jayne Morgan

/s/ John N. Spencer, Jr.	Director	March 27, 2025
John N. Spencer, Jr.

GEOVAX LABS, INC.

235 Peachtree Street NE Suite 1800 Atlanta, GA 30303	404 588 4200 wipfli.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GeoVax Labs, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GeoVax Labs, Inc. and subsidiary
(the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements and schedule (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia

March 27, 2025

GEOVAX LABS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$5,506,941	$6,452,589
Government contract receivable	659,409	-
Prepaid expenses	1,768,533	1,433,153
Total current assets	7,934,883	7,885,742
Property and equipment, net	149,974	209,689
Other assets	71,010	1,187,788

Total assets	$8,155,867	$9,283,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,849,760	$2,802,950
Accrued expenses	1,257,572	716,931
Total current liabilities	3,107,332	3,519,881

Commitments (Note 5)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 150,000,000 and 600,000,000 at December 31, 2024 and 2023, respectively
Issued and outstanding shares – 10,536,875 and 1,977,152 at December 31, 2024 and 2023, respectively	10,537	1,977
Additional paid-in capital	134,394,079	110,125,146
Accumulated deficit	(129,356,081)	(104,363,785)
Total stockholders’ equity	5,048,535	5,763,338

Total liabilities and stockholders’ equity	$8,155,867	$9,283,219

See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31, December 31,
	2024	2023
Revenue from government contract	$3,954,576	$-

Operating expenses:
Research and development	23,713,602	20,720,766
General and administrative	5,385,254	6,022,173
Total operating expenses	29,098,856	26,742,939

Loss from operations	(25,144,280)	(26,742,939)

Other income (expense):
Interest income	173,359	776,177
Interest expense	(21,375)	-
Total other income (expense)	151,984	776,177

Net loss	$(24,992,296)	$(25,966,762)

Basic and diluted:
Net loss per common share	$(4.82)	$(14.29)
Weighted average shares outstanding	5,187,038	1,817,282

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2022	1,755,664	$1,756	$104,995,301	$(78,397,023)	$26,600,034
Issuance of common stock upon warrant exercise	197,467	197	4,062,245	-	4,062,442
Issuance of common stock for services	24,021	24	212,476	-	212,500
Stock option expense	-	-	855,124	-	855,124
Net loss for the year ended December 31, 2023	-	-	-	(25,966,762)	(25,966,762)
Balance at December 31, 2023	1,977,152	$1,977	$110,125,146	$(104,363,785)	$5,763,338
Sale of common stock and warrants for cash	4,889,030	4,890	21,393,493	-	21,398,383
Issuance of common stock upon warrant exercise	3,608,568	3,608	2,363,525	-	2,367,133
Issuance of common stock for services	6,703	7	37,493	-	37,500
Fractional share roundup following reverse split	55,422	55	(55)	-	-
Stock option expense	-	-	474,477	-	474,477
Net loss for the year ended December 31, 2024	-	-	-	(24,992,296)	(24,992,296)
Balance at December 31, 2024	10,536,875	$10,537	$134,394,079	$(129,356,081)	$5,048,535

See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(24,992,296)	$(25,966,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,368	74,169
Stock-based compensation expense	528,644	1,074,957
Changes in assets and liabilities:
Government contract receivable	(659,409)	-
Prepaid expenses and other current assets	(352,047)	(114,488)
Other assets	1,116,778	986,498
Accounts payable and accrued expenses	(412,549)	(1,228,013)
Total adjustments	316,785	793,123
Net cash used in operating activities	(24,675,511)	(25,173,639)

Cash flows from investing activities:
Purchase of equipment	(20,653)	(48,946)
Net cash used in investing activities	(20,653)	(48,946)

Cash flows from financing activities:
Net proceeds from issuance of notes payable – related parties	135,000	-
Repayment of notes payable – related parties	(150,000)	-
Net proceeds from sale of common stock and warrants	21,398,383	-
Net proceeds from warrant exercises	2,367,133	4,062,442
Net cash provided by financing activities	23,750,516	4,062,442

Net decrease in cash and cash equivalents	(945,648)	(21,160,143)
Cash and cash equivalents at beginning of period	6,452,589	27,612,732

Cash and cash equivalents at end of period	$5,506,941	$6,452,589

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2024 and 2023

1.	Nature of Business

GeoVax Labs, Inc., headquartered in the Atlanta, Georgia metropolitan area, is a clinical-stage biotechnology company incorporated under the laws of the State of Delaware. GeoVax Labs, Inc. and its wholly owned subsidiary, GeoVax, Inc., a Georgia corporation, are collectively referred to herein as “GeoVax” or the “Company”.

The Company is focused on developing immunotherapies and vaccines against infectious diseases and cancers using novel vector vaccine platforms. GeoVax’s lead clinical program is GEO-CM04S1, a next-generation COVID-19 vaccine for which the Company was recently awarded a U.S. government-funded contract (See Note 10) to sponsor a 10,000-participant Phase 2b clinical trial to evaluate the efficacy of GEO-CM04S1 versus an approved COVID-19 vaccine. In addition, GEO-CM04S1 is currently in three Phase 2 clinical trials, being evaluated as (1) a primary vaccine for immunocompromised patients such as those suffering from hematologic cancers and other patient populations for whom the current authorized COVID-19 vaccines are insufficient, (2) a booster vaccine in patients with chronic lymphocytic leukemia (CLL) and (3) a more robust, durable COVID-19 booster among healthy patients who previously received the mRNA vaccines. In oncology GeoVax’s lead clinical program is Gedeptin®, a novel oncolytic solid tumor gene-directed therapy, which recently completed a multicenter Phase 1/2 clinical trial for advanced head and neck cancers. A Phase 2 clinical trial in first recurrent head and neck cancer, evaluating Gedeptin® combined with an immune checkpoint inhibitor is planned to initiate in mid-2025.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeoVax Labs, Inc. together with GeoVax, Inc. All intercompany transactions have been eliminated in consolidation.

Basis of Presentation and Going Concern

We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates and will require additional funding to continue our research and development activities. We believe that our existing cash resources will be sufficient to continue our planned operations into the third quarter of 2025. We plan to pursue additional capital resources through public or private equity or debt financing, government grants/contracts, arrangements with strategic partners, or from other sources. There can be no assurance that additional funding will be available on favorable terms or at all. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred, while additions and improvements are capitalized. We calculate depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements using the straight-line method over the term of the related lease.

We recognize leases in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, which requires lessees to classify leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. In the case of our facility lease agreement which has an effective term of less than 12 months, we made an accounting policy election to not recognize lease assets and liabilities and record lease expense on a straight-line basis over the lease term.

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

Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding, including any common shares that may be issuable upon exercise of prefunded warrants. Additional potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 6,951,395 and 1,731,391 shares at December 31, 2024 and 2023, respectively.

Revenue Recognition

We recognize revenue in accordance with FASB ASC Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We have received payments from government entities under non-refundable grants and contracts in support of our vaccine development programs. We record revenue associated with these grants and contracts when the reimbursable costs are incurred and we have complied with all conditions necessary to receive the funds. From time to time, we may enter into collaborative research and development agreements for specific vaccine development approaches and/or disease indications whereby we receive third-party funding for preclinical research under certain of these arrangements. Each agreement is evaluated in accordance with the process defined by ASC Topic 606 and revenue is recognized accordingly.

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

We accrue estimated costs of research and development activities conducted by third-party service providers, which may include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies or trials, including clinical trial participant enrollment, completion of events, invoices received and other events. Advance payments for research and development activities are deferred and included in prepaid expenses and other assets. The deferred amounts are expensed as the related goods are delivered or the services are performed.

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

3.	Balance Sheet Components

Prepaid Expenses – Prepaid expenses consist of the following as of December 31, 2024 and 2023:

	2024	2023
Prepaid clinical trial costs (current portion)	$1,524,813	$1,282,746
Prepaid insurance premiums	220,675	110,695
Prepaid rent	13,045	13,045
Other prepaid expenses	10,000	26,667
Total prepaid expenses	$1,768,533	$1,433,153

Property and Equipment – Property and equipment consist of the following as of December 31, 2024 and 2023:

	2024	2023
Equipment and furnishings	$795,411	$774,758
Leasehold improvements	115,605	115,605
Total property and equipment	911,016	890,363
Accumulated depreciation and amortization	(761,042)	(680,674)
Total property and equipment, net	$149,974	$209,689

Depreciation expense was $80,368 and $74,169 during the years ended December 31, 2024 and 2023, respectively.

Other Assets – Other assets consist of the following as of December 31, 2024 and 2023:

	2024	2023
Prepaid clinical trial costs (noncurrent portion)	$-	$1,106,778
Prepaid technology license fees	60,000	70,000
Deposits	11,010	11,010
Total other assets	$71,010	$1,187,788

Accrued Expenses – Accrued expenses consist of the following as of December 31, 2024 and 2023:

	2024	2023
Payroll-related liabilities	$986,691	$114,337
Other accrued expenses	270,881	602,594
Total accrued expenses	$1,257,572	$716,931

4.	Notes Payable – Related Parties

On May 10, 2024, we issued 10% Original Issue Discount Promissory Notes (the “Notes”) with an aggregate principal amount of $150,000 to members of our Board of Directors and senior management, in exchange for gross cash proceeds to us of $135,000. The Notes were unsecured, bore interest at a rate of 15% per annum, and matured upon of the earlier of (i) six months from the issue date or (ii) three days following the date the Company completes an offering of its common stock with gross proceeds of not less than $5 million (a “Qualified Financing Event”). On August 22, 2024, following the successful completion of a Qualified Financing Event, we repaid the aggregate principal amount of the Notes in full, together with accrued interest. Total interest expense recorded during 2024 was $21,375, consisting of $15,000 of debt discount amortization and $6,375 of accrued interest.

5.	Commitments

Operating Lease. We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2025. Rent expense for the years ended December 31, 2024 and 2023 was $187,527 and $182,106, respectively. Future minimum lease payments total approximately $193,000 in 2025 although the lease may be terminated at any time by either party with one hundred eighty days written notice.

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

On September 25, 2024, we entered into a sales agreement and established an “At-the-Market” continuous offering program (the “ATM Program”), pursuant to which the Company may, from time to time, offer and sell shares of its common stock through its sales agent. The Company’s common stock will be sold at prevailing market prices at the time of the sale and, as a result, prices will vary. The sales agent will be paid a 3% commission on each sale under the ATM Program. During 2024 we sold 2,012,167 shares of our common stock through the ATM Program for net proceeds of approximately $4.9 million.

Warrant Exercises

On December 2, 2023, we entered into a warrant exercise inducement letter with the holder of certain warrants issued during 2022, pursuant to which the holder agreed to fully exercise each warrant (aggregate of 704,499 shares) at a reduced exercise price of $6.21 per share in consideration for our agreement to issue a new warrant (the “December 2023 Warrant”) to purchase 1,408,998 shares of common stock at an exercise price of $6.21 per share. Upon exercise of their existing warrants, at the holder’s direction we issued to them 197,467 shares of common stock and held 507,032 shares in abeyance (in the form of a prefunded warrant, the “December 2023 Pre-Funded Warrants”). Net proceeds to us after deducting placement agent commissions and other offering expenses were approximately $4.1 million. The December 2023 Pre-Funded Warrants were fully exercised during February, March and June 2024.

During June 2024, we issued (i) 582,844 shares of our common stock upon the exercise of the May 2024 Pre-Funded Warrants; (ii) 2,549 shares of our common stock upon the cashless exercise of 4,000 warrants issued in June 2020, and (iii) 826,998 shares of our common stock upon the partial exercise of the December 2023 Warrants, with net cash proceeds to us of approximately $1.4 million.

During July 2024, we issued 626,368 shares of our common stock upon the exercise of the July 2024 Pre-Funded Warrants.

During August 2024, we issued (i) 477,379 shares of our common stock upon the exercise of the August 21, 2024 Pre-Funded Warrants and the August 30, 2024 Pre-Funded Warrants; (ii) 3,398 shares of our common stock upon the cashless exercise of 4,000 warrants issued in June 2020, and (iii) 582,000 shares of our common stock upon the exercise of the remaining December 2023 Warrants, with net cash proceeds to us of approximately $978,000.

Other Common Stock Transactions – During 2024 and 2023 we issued 6,703 and 24,021 shares, respectively, of our common stock pursuant to consulting agreements. During January 2024 we issued 55,422 shares of our common stock for the roundup of fractional shares associated with the reverse stock split.

Common Stock Reserved for Future Issuance – Common stock reserved for future issuance consists of the following at December 31, 2024:

Shares
Stock warrants outstanding	6,617,747
Stock options outstanding	333,648
Stock options authorized for future grants	1,700,000
Total	8,651,395

Stock Options

We have stock-based incentive plans (the “Stock Incentive Plans”) pursuant to which our Board of Directors may grant stock options or other stock awards to our employees, directors and consultants. A total of 2,033,648 shares of our common stock are reserved for future issuance pursuant to the Stock Incentive Plans. The exercise price for any option granted may not be less than fair value (110% of fair value for ISO’s granted to certain employees). Options have a maximum ten-year term.

A summary of the Company’s stock option activity during 2024 is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	134,609	$28.41	8.2	$-0-
Granted	200,000	2.23
Exercised	-	-
Forfeited or expired	(961)	30.17
Outstanding at December 31, 2024	333,648	$12.71	8.6	$58,500
Exercisable at December 31, 2024	117,905	$30.67	7.1	$-

Stock Warrants

A summary of the Company’s warrant activity during 2024 is presented below.

	Common Warrants
	Number of Shares		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Pre-Funded Warrants Number of Shares	Total Warrants
Outstanding at December 31, 2023	1,596,781		$14.58	5.0	-	2,103,813
Issued	6,451,298		3.45		1,686,591	8,137,889
Exercised	(1,416,998	)*	1.68		(2,193,623)	(3,610,621)
Forfeited/Expired	(13,334)		89.92		-	(13,334)
Outstanding at December 31, 2024	6,617,747		$5.13	4.6	-	6,617,747
* Includes 8,000 warrants exercised on a cashless basis for 5,947 shares of common stock.

The table below summarizes additional information concerning warrants outstanding as of December 31, 2024.

Issue Date	Number of Shares	Exercise Price	Expiration
September 2020	159,781	$75.00	September 2025
September 2021	6,668	195.00	September 2026
May 2024	1,605,688	1.68	May 2029
July 2024	2,170,000	2.13	January 2030
August 2024	2,675,610	5.00	August 2029
Outstanding at December 31, 2024	6,617,747

7.	Stock-Based Compensation Expense

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

We use the Black-Scholes model for determining the grant date fair value of our stock option grants. This model utilizes certain information, such as the interest rate on a risk-free security with a term generally equivalent to the expected life of the option being valued and requires certain other assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expired, to calculate the fair value of stock options granted. We granted no stock options during 2023. The significant assumptions we used in our fair value calculations for stock options granted during 2024 were as follows:

Weighted average risk-free interest rates	3.8%
Expected dividend yield	0.0%
Expected life of option (in years)	7.0
Expected volatility	204.2%

The weighted-average grant date fair values of stock options granted during 2024 and 2023 were $2.22 and $-0-, respectively. As of December 31, 2024, there is $515,969 of unrecognized compensation expense that will be recognized over a weighted-average period of 1.8 years.

The following table summarizes our total stock-based compensation expense for employees, directors and consultants for the years ended December 31, 2024 and 2023:

	2024	2023
Stock options:
Research and development	$222,202	$291,094
General and administrative	252,275	564,030
Total stock option expense	474,477	855,124
Stock awards:
General and administrative	54,167	219,833
Total stock-based compensation expense	$528,644	$1,074,957

8.	Retirement Plan

We participate in a multi-employer defined contribution retirement plan (the “401k Plan”) administered by a third-party service provider, and the Company contributes to the 401k Plan on behalf of its employees based upon a matching formula. During the years ended December 31, 2024 and 2023 our contributions to the 401k Plan were $106,191 and $95,658, respectively.

9.	Income Taxes

At December 31, 2024, we have a consolidated federal net operating loss (“NOL”) carryforward of approximately $116.8 million available to offset against future taxable income of which approximately $28.3 million expires in varying amounts in 2025 through 2037. Additionally, we have approximately $5.5 million in research and development (“R&D”) tax credits that expire in 2025 through 2044 unless utilized earlier. No income taxes have been paid to date. Section 382 of the Internal Revenue Code contains provisions that may limit our utilization of our NOL and R&D tax credit carryforwards in any given year as a result of significant changes in ownership interests that have occurred in past periods or may occur in future periods.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have established a full valuation allowance equal to the amount of our net deferred tax assets due to uncertainties with respect to our ability to generate sufficient taxable income to realize these assets in the future. The table below presents significant components of our deferred tax assets and liabilities at December 31, 2024 and 2023.

	2024	2023
Deferred tax assets:
Net operating loss carryforward	$30,374,640	$25,527,210
Research and development tax credit carryforward	5,506,154	3,870,460
Stock-based compensation expense	676,250	552,886
Accrued expenses	256,540	29,728
Total deferred tax assets	36,813,584	29,980,284
Deferred tax liabilities
Depreciation	29,812	45,122
Net deferred tax assets	36,783,772	29,935,162
Valuation allowance	(36,783,772)	(29,935,162)
Net deferred tax asset after reduction for valuation allowance	$-0-	$-0-

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	2024	2023
U.S. federal statutory rate applied to pretax loss	21.0%	21.0%
State income tax (benefit)	4.0	3.9
Permanent differences	(0.0)	(0.0)
NOL carryforward expiration	(4.1)	(4.3)
R&D tax credits, net of expiration	6.5	6.4
Change in valuation allowance and other adjustments	(27.4)	(27.0)
Effective tax rate	0.0%	0.0%

10.	Revenue from Government Contract

In June 2024, GeoVax was awarded a contract through the Rapid Response Partnership Vehicle (RRPV) to advance the clinical development of GEO-CM04S1, the Company’s next-generation COVID-19 vaccine. The RRPV is a consortium funded by the Biomedical Advanced Research and Development Authority (BARDA), part of the Administration for Strategic Preparedness and Response (ASPR) in the U.S. Department of Health and Human Services (HHS). Under the agreement with Advanced Technology International, the RRPV’s consortium management firm (the “ATI-RRPV Contract”), GeoVax will sponsor a 10,000-participant, randomized, Phase 2b double-blinded study to assess the clinical efficacy, safety, and immunogenicity of GEO-CM04S1 compared with a U.S. Food and Drug Administration (FDA)-approved mRNA COVID-19 vaccine.

The direct award to GeoVax, currently approximately $26.2 million and which may increase to as much as $45 million, is funding the manufacturing of clinical materials and support for the Phase 2b clinical trial, including regulatory activities. BARDA has made a separate award through its Clinical Studies Network to fully fund the execution of the study by Allucent, a global clinical research organization; the funding provided directly to Allucent will not be recognized in GeoVax’s financial statements. During 2024, GeoVax recognized revenue of $3,954,546 associated with the ATI-RRPV Contract. We record revenue associated with this contract as the reimbursable costs are incurred.

11.	Subsequent Events

ATM Program. Subsequent to December 31, 2024, we have sold 1,952,603 shares of common stock under the ATM Program, for net proceeds of approximately $3.8 million.

March 2025 Offering. On March 25, 2025, we closed a registered direct offering of 1,350,000 shares of common stock, pre-funded warrants to purchase an aggregate of 2,085,115 shares of common stock, and common warrants to purchase up to 3,435,115 shares of common stock at an exercise price of $1.31 per share. Net proceeds after deducting placement agent commissions and other offering expenses were approximately $4.1 million.

GEOVAX LABS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2024 and 2023

		Additions (Reductions)
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End Of Period
Reserve Deducted in the Balance Sheet From the Asset to Which it Applies:

Allowance for Deferred Tax Assets
Year ended December 31, 2024	$29,935,162	$6,848,610	$-0-	$-0-	$36,783,772
Year ended December 31, 2023	$22,909,470	$7,025,692	$-0-	$-0-	$29,935,162