Form 10-Q
period 2025-03-31
GeoVax Labs, Inc.
filed 2025-05-01
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-39563

GEOVAX LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0455038
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1900 Lake Park Drive, Suite 380	30080
Smyrna, Georgia	(Zip Code)
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

Yes ☐ No ☒

As of April 30, 2025, 15,193,593 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Part I -- FINANCIAL INFORMATION

Item 1         Financial Statements

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,438,769	$5,506,941
Government contract receivable	1,497,545	659,409
Prepaid expenses	1,676,093	1,768,533
Total current assets	10,612,407	7,934,883
Property and equipment, net	149,947	149,974
Other assets	71,010	71,010

Total assets	$10,833,364	$8,155,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,403,042	$1,849,760
Accrued expenses	532,292	1,257,572
Total current liabilities	2,935,334	3,107,332

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 150,000,000 and 600,000,000 at March 31, 2025 and December 31, 2024, respectively
Issued and outstanding shares – 13,839,478 and 10,536,875 at March 31, 2025 and December 31, 2024, respectively	13,839	10,537
Additional paid-in capital	142,597,923	134,394,079
Accumulated deficit	(134,713,732)	(129,356,081)
Total stockholders’ equity	7,898,030	5,048,535

Total liabilities and stockholders’ equity	$10,833,364	$8,155,867

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue from government contract	$1,636,863	$-

Operating expenses:
Research and development	5,354,588	4,425,728
General and administrative	1,687,445	1,457,353
Total operating expenses	7,042,033	5,883,081

Loss from operations	(5,405,170)	(5,883,081)

Other income:
Interest income	47,519	32,949

Net loss	$(5,357,651)	$(5,850,132)

Basic and diluted:
Net loss per common share	$(0.45)	$(2.47)
Weighted average shares outstanding	11,954,797	2,367,050

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2025
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2024	10,536,875	$10,537	$134,394,079	$(129,356,081)	$5,048,535
Sale of common stock and warrants for cash	3,302,603	3,302	7,911,100	-	7,914,402
Stock option expense	-	-	292,744	-	292,744
Net loss for the three months ended March 31, 2025	-	-	-	(5,357,651)	(5,357,651)
Balance at March 31, 2025	13,839,478	$13,839	$142,597,923	$(134,713,732)	$7,898,030

	Three Months Ended March 31, 2024
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2023	1,977,152	$1,977	$110,125,146	$(104,363,785)	$5,763,338
Issuance of common stock for services	6,703	7	37,493	-	37,500
Issuance of common stock upon warrant exercise	269,032	269	(269)	-	-
Fractional share roundup following reverse split	55,422	55	(55)	-	-
Stock option expense	-	-	103,569	-	103,569
Net loss for the three months ended March 31, 2024	-	-	-	(5,850,132)	(5,850,132)
Balance at March 31, 2024	2,308,309	$2,308	$110,265,884	$(110,213,917)	$54,275

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,357,651)	$(5,850,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,921	19,576
Stock-based compensation expense	292,744	157,736
Changes in assets and liabilities:
Government contract receivable	(838,136)	-
Prepaid expenses and other current assets	92,440	(677,033)
Other assets	-	882,097
Accounts payable and accrued expenses	(171,998)	(215,974)
Total adjustments	(608,029)	166,402
Net cash used in operating activities	(5,965,680)	(5,683,730)

Cash flows from investing activities:
Purchase of equipment	(16,894)	-
Net cash used in investing activities	(16,894)	-

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	7,914,402	-
Net cash provided by financing activities	7,914,402	-

Net increase (decrease) in cash and cash equivalents	1,931,828	(5,683,730)
Cash and cash equivalents at beginning of period	5,506,941	6,452,589

Cash and cash equivalents at end of period	$7,438,769	$768,859

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

1.	Nature of Business

GeoVax Labs, Inc., headquartered in the Atlanta, Georgia metropolitan area, is a clinical-stage biotechnology company incorporated under the laws of the State of Delaware. GeoVax Labs, Inc. and its wholly owned subsidiary, GeoVax, Inc., a Georgia corporation, are collectively referred to herein as “GeoVax” or “the Company”.

The Company is focused on developing immunotherapies and vaccines against infectious diseases and cancers using novel vector vaccine platforms. GeoVax’s lead clinical program is GEO-CM04S1, a next-generation COVID-19 vaccine currently in three Phase 2 clinical trials, being evaluated as (i) a primary vaccine for immunocompromised patients such as those suffering from hematologic cancers and other patient populations for whom the current authorized COVID-19 vaccines are insufficient, (ii) a booster vaccine in patients with chronic lymphocytic leukemia (CLL), and (iii) a more robust, durable COVID-19 booster among healthy patients who previously received the mRNA vaccines. In oncology GeoVax’s lead clinical program is Gedeptin®, a novel oncolytic solid tumor gene-directed therapy which recently completed a multicenter Phase 1/2 clinical trial for advanced head and neck cancers. The Company is also developing GEO-MVA, a vaccine targeting Mpox and smallpox.

2.	Summary of Significant Accounting Policies

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 those accounting policies that we consider significant in determining our results of operations and financial position. During the three months ended March 31, 2025, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

Basis of Presentation

The accompanying financial statements include the accounts of GeoVax Labs, Inc. and GeoVax, Inc. All intercompany transactions have been eliminated in consolidation. The financial statements are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of interim periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

Recent Accounting Pronouncements

During the three months ended March 31, 2025, there have been no new accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

3.	Balance Sheet Components

Prepaid Expenses – Prepaid expenses consist of the following:

	March 31, 2025	December 31, 2024
Prepaid clinical trial costs	$1,505,931	$1,524,813
Prepaid insurance premiums	147,117	220,675
Prepaid rent	13,045	13,045
Other prepaid expenses	10,000	10,000
Total prepaid expenses	$1,676,093	$1,768,533

Property and Equipment – Property and equipment consist of the following:

	March 31, 2025	December 31, 2024
Equipment and furnishings	$812,305	$795,411
Leasehold improvements	115,605	115,605
Total property and equipment	927,910	911,016
Accumulated depreciation and amortization	(777,963)	(761,042)
Total property and equipment, net	$149,947	$149,974

Other Assets – Other assets consist of the following:

	March 31, 2025	December 31, 2024
Prepaid technology license fees	$60,000	$60,000
Deposits	11,010	11,010
Total other assets	$71,010	$71,010

Accrued Expenses – Accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
Payroll-related liabilities	$177,717	$986,691
Other accrued expenses	354,575	270,881
Total accrued expenses	$532,292	$1,257,572

4.         Commitments

Operating Lease. We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2025. Rent expense for the three-month periods ended March 31, 2025 and 2024 was $48,177 and $46,764, respectively. Future minimum lease payments total $144,531 in 2025.

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

ATM Program. On September 25, 2024, we entered into a Sales Agreement and established an “At-the-Market” continuous offering program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through its sales agent, shares of its common stock. During the three months ended March 31, 2025 we sold 1,952,603 shares of our common stock through the ATM Program for net proceeds of approximately $3.8 million, after deducting commissions to the sales agent and other related expenses.

Stock Options

We have stock-based incentive plans (the “Plans”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. Including the outstanding stock options, a total of 2,033,648 shares of our common stock are reserved for future issuance pursuant to the Plans. A summary of the Company’s stock option activity during the three months ended March 31, 2025 is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	333,648	$12.71	8.6	$58,500
Stock options granted	805,300	2.48
Outstanding at March 31, 2025	1,138,948	$5.48	9.4	$-
Exercisable at March 31, 2025	117,905	$30.67	6.8	$-

Stock Purchase Warrants

A summary of the Company’s warrant activity during the three months ended March 31, 2025 is presented below.

	Common Warrants
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Pre-Funded Warrants Number of Shares	Total Warrants
Outstanding at December 31, 2024	6,617,747	$5.13	4.6	-	6,617,747
Warrants issued	3,435,115	1.31		2,085,115	5,520,230
Outstanding at March 31, 2025	10,052,862	$2.61	4.8	-	12,137,977

The table below summarizes additional information concerning warrants outstanding as of March 31, 2025.

Issue Date	Number of Shares	Exercise Price	Expiration
September 2020	159,781	$75.00	September 2025
September 2021	6,668	195.00	September 2026
May 2024	1,605,688	1.31	May 2029
July 2024	2,170,000	1.31	January 2030
August 2024	2,675,610	1.31	March 2030
March 2025	2,085,115	0.0001	n/a
March 2025	3,435,115	1.31	June 2030
Outstanding at March 31, 2025	12,137,977

6.	Stock-Based Compensation Expense

Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the classification of the individual to whom the award is granted. Stock-based compensation expense related to stock option grants was $292,744 and $103,569 during the three-month periods ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there is approximately $2.2 million of unrecognized compensation expense that we expect to recognize over a weighted-average period of 2.4 years.

We occasionally issue shares of our restricted common stock for consulting and other services and recognize the expense over the terms of the related agreements. During the three-month periods ended March 31, 2025 and 2024 we recorded stock-based compensation expense of $-0- and $54,167, respectively, associated with common stock issued for consulting services.

7.	Revenue from Government Contract

In June 2024, GeoVax was awarded a contract through the Rapid Response Partnership Vehicle (RRPV) to advance the clinical development of GEO-CM04S1, the Company’s next-generation COVID-19 vaccine. The RRPV is a consortium funded by the Biomedical Advanced Research and Development Authority (BARDA), part of the Administration for Strategic Preparedness and Response (ASPR) in the U.S. Department of Health and Human Services (HHS). The award was formalized through an agreement with Advanced Technology International (ATI), the RRPV’s consortium management firm (the “ATI-RRPV Contract”).

During the three months ended March 31, 2025, we recognized revenue of $1,636,863 associated with the ATI-RRPV Contract. On April 11, 2025, we received written notification from ATI directing the Company to immediately cease all work and indicating that BARDA determined to terminate the contract for convenience to the government pursuant to terms contained in the ATI-RRPV Contract.

8.	Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding, including pre-funded warrants outstanding as of March 31, 2025. The Company’s potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 11,191,810 and 1,721,895 shares at March 31, 2025 and 2024, respectively.

9.	Income Taxes

No provision for income taxes was recorded in either of the three-month periods ended March 31, 2025 and 2024. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of March 31, 2025.

10.	Subsequent Events

During April 2025, we issued 1,354,115 shares of common stock upon the exercise of pre-funded warrants.

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q (this “Quarterly Report”), and our audited financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025.

Forward-Looking Statements

Information included in this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,”, “looks forward to”, “may”, “estimates”, “continues”, “should”, “could”, “target”, “potential”,“intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. All statements in this Quarterly Report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, future governmental grants, projected costs, prospects, plans, intentions, expectations and objectives could be forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is constantly evolving. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Quarterly Report.

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

o

GEO-CM04S1 is also undergoing the Phase 2 portion of a Phase 1/2 trial (ClinicalTrials.gov Identifier: NCT04639466), evaluating two vaccine dose levels as a heterologous COVID-19 booster vaccine to current FDA-approved mRNA vaccines from Pfizer/BioNTech and Moderna. In February 2024, we announced positive interim safety and immune responses findings following vaccine administration. Consolidated data (blinded to vaccine dose) from all subjects tested one-month post-vaccination documented statistically significant increases in neutralizing antibody responses against multiple SARS-CoV-2 variants, ranging from the original Wuhan strain through Delta and Omicron XBB 1.5.

o

An investigator-initiated Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT05672355) of GEO-CM04S1 is evaluating its use as a COVID-19 vaccine booster in patients with CLL compared to the Pfizer/BioNTech mRNA-based vaccine.

o

In June 2024, GeoVax announced the receipt of an award through the RRPV to advance development of GEO-CM04S1 in a Phase 2b clinical trial. The RRPV is a consortium funded by BARDA, part of the ASPR in the HHS. On April 11, 2025, we received written notification from ATI (the “Notice”) directing the Company to immediately cease all work related to the ATI-RRPV Contract. The Notice instructed GeoVax to halt all activities associated with the project agreement, including all subcontracting, procurement of materials, and any other project-related expenditures. The Notice indicated that BARDA determined to terminate the contract for convenience to the government pursuant terms contained in the ATI-RRPV Contract.

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

o	A clinical batch of GEO-MVA has recently been produced under cGMP production. We intend to begin clinical evaluation of the vaccine during 2025.
●	Our additional research programs for vaccines and immunotherapies at various stages of preclinical development.

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

For a description of critical accounting policies that require significant judgments and estimates during the preparation of our financial statements, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our critical accounting policies from those disclosed in our 2024 Annual Report.

Recent Accounting Pronouncements – Information regarding recent accounting pronouncements is contained in Note 2 to the financial statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations, other than the operating lease for our office and laboratory space.

Results of Operations

The following table summarizes our results of operations for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
Revenue from government contract	$1,636,863	$-	$1,636,863
Operating expenses:
Research and development	5,354,588	4,425,728	928,860
General and administrative	1,687,445	1,457,353	230,092
Total operating expenses	7,042,033	5,883,081	1,158,952
Loss from operations	(5,405,170)	(5,883,081)	477,911
Interest income	47,519	32,949	14,570
Net loss	$(5,357,651)	$(5,850,132)	$492,481

Revenue from Government Contract

During the three-month period ended March 31, 2025, we reported $1,636,863 of revenues associated with the ATI-RRPV Contract. There were no revenues reported during the comparable 2024 period. On April 11, 2025, we received the Notice (discussed above) directing us to stop work on all of our efforts with respect to the ATI-RRPV Contract.

Research and Development Expenses

Our research and development expenses were $5,354,588 for the three-month period ended March 31, 2025, as compared to $4,425,728 for the comparable 2024 period, representing an increase of $928,860 (21%). The increase during 2025 primarily relates to program-specific costs associated with the ATI-RRPV Contract, Gedeptin and GEO-MVA, partially offset by lower costs for the GEO-CM04S1 clinical trials and manufacturing costs not covered by the ATI-RRPV Contract. The majority of the higher program costs relate to the ATI-RRPV Contract and include costs of manufacturing materials for use in our clinical trials, analytical expenses, third-party contracted research and consulting costs. Research and development expense for 2025 and 2024 includes stock-based compensation expense of $130,316 and $53,099, respectively, associated with employee stock options.

General and Administrative Expenses

Our general and administrative expenses were $1,687,445 for the three-month period ended March 31, 2025, as compared to $1,457,353 for the comparable 2024 period, representing an increase of $230,092 (16%). The increase during 2025 relates primarily to higher investor relations consulting costs and stock-based compensation expense. General and administrative expense for 2025 and 2024 includes stock-based compensation expense of $162,428 and $104,637, respectively, associated with employee and consultant stock options and stock awards.

Other Income

Interest income for the three-month periods ended March 31, 2025 and 2024 was $47,519 and $32,949, respectively, with the difference attributable to fluctuating cash balances and interest rates.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of March 31, 2025 and December 31, 2024, and our cash flows for the three-month periods ended March 31, 2025 and 2024:

Liquidity and Capital Resources	March 31, 2025	December 31, 2024
Cash and cash equivalents	$7,438,769	$5,506,941
Working capital	7,677,073	4,827,551

	Three Months Ended March 31,
Cash Flow Data	2025	2024
Net cash provided by (used in):
Operating activities	$(5,965,680)	$(5,683,730)
Investing activities	(16,894)	-
Financing activities	7,914,402	-
Net increase (decrease) in cash and cash equivalents	$1,931,828	$(5,683,730)

Operating Activities – Net cash used in operating activities of $5,965,680 for the three-month period ended March 31, 2025, was due to our net loss of $5,357,651, offset by non-cash items such as depreciation and amortization expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $5,683,730 for the three-month period ended March 31, 2024, was due to our net loss of $5,850,132, offset by non-cash items such as depreciation expense and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $16,894 for the three-month period ended March 31, 2025 and relates to purchases of laboratory equipment. There were no cash flows from investing activities for the three-month period ended March 31, 2024.

Financing Activities – Net cash provided by financing activities was $7,914,402 for the three-month period ended March 31, 2025, and relates to offerings of our common stock and warrants. There were no cash flows from financing activities for the three-month period ended March 31, 2024.

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

During the three months ended March 31, 2025, we closed a registered direct offering of our common stock and warrants, as well as sold shares of our common stock pursuant to the ATM Program (see Note 5 to the financial statements included in this Quarterly Report). Net proceeds to us from these offerings, after deducting commissions to the placement agent and sales agent, as applicable, and other related offering expenses, were approximately $7.9 million.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6         Exhibits

Exhibit Number	Description
4.1	Form of Pre-Funded Warrant, dated March 25, 2025 (2)
4.2	Form of Common Stock Purchase Warrant, dated March 25, 2025 (2)
4.3	Warrant Amendment Agreement, dated March 23, 2025 (2)
10.1	Securities Purchase Agreement, dated March 23, 2025 (2)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

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

GEOVAX LABS, INC.
(Registrant)

Date: May 1, 2025	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal financial officer)