Form 10-Q
period 2025-06-30
GeoVax Labs, Inc.
filed 2025-07-28
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Large accelerated filer Non-accelerated filer Smaller reporting company	☐ ☒ ☐	Accelerated filer Emerging growth company	☐ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐     No ☒

As of July 28, 2025, 25,359,593 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2025 and 2024 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three-month and six-month periods ended June 30, 2025 and 2024 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2025 and 2024 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4	Mine Safety Disclosures	16

Item 5	Other Information	16

Item 6	Exhibits	17

SIGNATURES		18

Part I -- FINANCIAL INFORMATION

Item 1         Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,093,862	$5,506,941
Government contract receivable	532,771	659,409
Prepaid expenses	1,508,915	1,768,533
Total current assets	5,135,548	7,934,883
Property and equipment, net	143,862	149,974
Other assets	71,010	71,010

Total assets	$5,350,420	$8,155,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,830,148	$1,849,760
Accrued expenses	699,076	1,257,572
Total current liabilities	2,529,224	3,107,332

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 150,000,000
Issued and outstanding shares – 15,924,593 and 10,536,875 at June 30, 2025 and December 31, 2024, respectively	15,925	10,537
Additional paid-in capital	142,888,786	134,394,079
Accumulated deficit	(140,083,515)	(129,356,081)
Total stockholders’ equity	2,821,196	5,048,535

Total liabilities and stockholders’ equity	$5,350,420	$8,155,867

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from government contract	$852,282	$300,677	$2,489,145	$300,677

Operating expenses:
Research and development	4,728,998	4,276,868	10,083,586	8,702,596
General and administrative	1,542,190	1,086,030	3,229,635	2,543,383
Total operating expenses	6,271,188	5,362,898	13,313,221	11,245,979

Loss from operations	(5,418,906)	(5,062,221)	(10,824,076)	(10,945,302)

Other income (expense):
Interest income	49,123	5,471	96,642	38,420
Interest expense	-	(7,292)	-	(7,292)
Total other income (expense)	49,123	(1,821)	96,642	31,128

Net loss	$(5,369,783)	$(5,064,042)	$(10,727,434)	$(10,914,174)

Basic and diluted:
Net loss per common share	$(0.35)	$(1.99)	$(0.79)	$(4.68)
Weighted average shares outstanding	15,359,220	2,539,878	13,597,293	2,334,464

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three-Month and Six-Month Periods Ended June 30, 2025
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2024	10,536,875	$10,537	$134,394,079	$(129,356,081)	$5,048,535
Sale of common stock and warrants for cash	3,302,603	3,302	7,911,100	-	7,914,402
Stock option expense	-	-	292,744	-	292,744
Net loss for the three months ended March 31, 2025	-	-	-	(5,357,651)	(5,357,651)
Balance at March 31, 2025	13,839,478	13,839	142,597,923	(134,713,732)	7,898,030
Issuance of common stock upon warrant exercises	2,085,115	2,086	(1,877)	-	209
Stock option expense	-	-	292,740	-	292,740
Net loss for the three months ended June 30, 2025	-	-	-	(5,369,783)	(5,369,783)
Balance at June 30, 2025	15,924,593	$15,925	$142,888,786	$(140,083,515)	$2,821,196

	Three-Month and Six-Month Periods Ended June 30, 2024
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	1,977,152	$1,977	$110,125,146	$(104,363,785)	$5,763,338
Issuance of common stock for services	6,703	7	37,493	-	37,500
Issuance of common stock upon warrant exercises	269,032	269	(269)	-	-
Fractional share roundup following reverse split	55,422	55	(55)	-	-
Stock option expense	-	-	103,569	-	103,569
Net loss for the three months ended March 31, 2024	-	-	-	(5,850,132)	(5,850,132)
Balance at March 31, 2024	2,308,309	2,308	110,265,884	(110,213,917)	54,275
Sale of common stock and warrants for cash	220,000	220	1,209,318	-	1,209,538
Issuance of common stock upon warrant exercises	1,650,391	1,651	1,387,712	-	1,389,363
Stock option expense	-	-	101,640	-	101,640
Net loss for the three months ended June 30, 2024	-	-	-	(5,064,042)	(5,064,042)
Balance at June 30, 2024	4,178,700	$4,179	$112,964,554	$(115,277,959)	$(2,309,226)

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,727,434)	$(10,914,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	33,724	43,319
Stock-based compensation expense	585,484	259,376
Changes in assets and liabilities:
Government contract receivable	126,638	(300,677)
Prepaid expenses and other current assets	259,618	(564,648)
Other assets	-	1,106,778
Accounts payable and accrued expenses	(578,108)	2,745,248
Total adjustments	427,356	3,289,396
Net cash used in operating activities	(10,300,078)	(7,624,778)

Cash flows from investing activities:
Purchase of equipment	(27,612)	-
Net cash used in investing activities	(27,612)	-

Cash flows from financing activities:
Net proceeds from issuance of notes payable – related parties	-	135,000
Net proceeds from sale of common stock and warrants	7,914,402	1,209,538
Net proceeds from warrant exercise	209	1,389,363
Net cash provided by financing activities	7,914,611	2,733,901

Net decrease in cash and cash equivalents	(2,413,079)	(4,890,877)
Cash and cash equivalents at beginning of period	5,506,941	6,452,589

Cash and cash equivalents at end of period	$3,093,862	$1,561,712

Supplemental disclosure of non-cash financing activities:

During the six months ended June 30, 2024, we issued 2,549 shares of common stock upon the cashless exercise of 4,000 warrants.

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

2.	Summary of Significant Accounting Policies

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 those accounting policies that we consider significant in determining our results of operations and financial position. During the six months ended June 30, 2025, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

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

We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates and will require additional funding to continue our research and development activities. We believe that our existing cash resources will be sufficient to continue our planned operations into the fourth quarter of 2025. We plan to pursue additional capital resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources. There can be no assurance that additional funding will be available on favorable terms or at all. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern.

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

Recent Accounting Pronouncements

During the six months ended June 30, 2025, there have been no new accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

3.	Balance Sheet Components

Prepaid Expenses – Prepaid expenses consist of the following:

	June 30, 2025	December 31, 2024
Prepaid clinical trial costs	$1,412,311	$1,524,813
Prepaid insurance premiums	73,559	220,675
Prepaid rent	13,045	13,045
Other prepaid expenses	10,000	10,000
Total prepaid expenses	$1,508,915	$1,768,533

Property and Equipment – Property and equipment consist of the following:

	June 30, 2025	December 31, 2024
Equipment and furnishings	$823,023	$795,411
Leasehold improvements	115,605	115,605
Total property and equipment	938,628	911,016
Accumulated depreciation and amortization	(794,766)	(761,042)
Total property and equipment, net	$143,862	$149,974

Other Assets – Other assets consist of the following:

	June 30, 2025	December 31, 2024
Prepaid technology license fees	$60,000	$60,000
Deposits	11,010	11,010
Total other assets	$71,010	$71,010

Accrued Expenses – Accrued expenses consist of the following:

	June 30, 2025	December 31, 2024
Payroll-related liabilities	$212,483	$986,691
Other accrued expenses	486,293	270,881
Total accrued expenses	$699,076	$1,257,572

4.	Commitments

Operating Lease. We lease approximately 8,400 square feet of office and laboratory space pursuant to an operating lease which expires on December 31, 2025. Rent expense for the three-month and six-month periods ended June 30, 2025 was $48,177 and $96,355, respectively, as compared to $46,764 and $93,528, respectively, for the same periods of 2024. Future minimum lease payments total $96,355 in 2025.

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

Common Stock Transactions

March 2025 Offering. On March 25, 2025, we closed a registered direct offering of 1,350,000 shares of common stock, pre-funded warrants to purchase an aggregate of 2,085,115 shares of common stock, and common warrants to purchase up to 3,435,115 shares of common stock at an exercise price of $1.31 per share. Net proceeds after deducting placement agent commissions and other offering expenses were approximately $4.1 million. The pre-funded warrants were fully exercised during the second quarter of 2025.

ATM Program. On September 25, 2024, we entered into a Sales Agreement and established an “At-the-Market” continuous offering program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through its sales agent, shares of its common stock. During the first quarter of 2025 we sold 1,952,603 shares of our common stock through the ATM Program for net proceeds of approximately $3.8 million, after deducting commissions to the sales agent and other related expenses. During the three months ended June 30, 2025, we sold no shares of our common stock through the ATM Program.

Stock Options

We have stock-based incentive plans (the “Plans”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. A total of 2,033,648 shares of our common stock are reserved for future issuance pursuant to the Plans, inclusive of outstanding stock options. A summary of the Company’s stock option activity during the six months ended June 30, 2025 is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	333,648	$12.71	8.6	$58,500
Stock options granted	805,300	2.48
Outstanding at June 30, 2025	1,138,948	$5.48	9.1	$-
Exercisable at June 30, 2025	117,905	$30.67	6.6	$-

Stock Purchase Warrants

A summary of the Company’s warrant activity during the six months ended June 30, 2025 is presented below.

	Common Warrants
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (yrs)	Pre-Funded Warrants -- Number of Shares	Total Warrants
Outstanding at December 31, 2024	6,617,747	$5.13	4.6	-	6,617,747
Warrants issued	3,435,115	1.31		2,085,115	5,520,230
Warrants exercised	-	-		(2,085,115)	(2,085,115)
Outstanding at June 30, 2025	10,052,862	$2.61	4.6	-	10,052,862

The table below summarizes additional information concerning warrants outstanding as of June 30, 2025.

Issue Date	Number of Shares	Exercise Price	Expiration
September 2020	159,781	$75.00	September 2025
September 2021	6,668	195.00	September 2026
May 2024	1,605,688	1.31	May 2029
July 2024	2,170,000	1.31	January 2030
August 2024	2,675,610	1.31	March 2030
March 2025	3,435,115	1.31	June 2030
Outstanding at June 30, 2025	10,052,862

6.	Stock-Based Compensation Expense

Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the classification of the individual to whom the award is granted. Stock-based compensation expense related to stock option grants was $292,740 and $585,484 during the three-month and six-month periods ended June 30, 2025, respectively, as compared to $101,640 and $205,209, respectively, during the same periods of 2024. As of June 30, 2025, there is $1,894,027 of unrecognized compensation expense that we expect to recognize over a weighted-average period of 2.3 years.

We occasionally issue shares of our restricted common stock for consulting and other services and recognize the related expense over the terms of the related agreements. During the three-month and six-month periods ended June 30, 2024 we recorded stock-based compensation expense of $-0- and $54,167, respectively, associated with common stock issued for consulting services. No such expense was recorded during the 2025 periods.

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

During the three-month and six-month periods ended June 30, 2025, we recognized revenue of $852,282 and $2,489,145, respectively, associated with the ATI-RRPV Contract, as compared to $300,677 for each of the same periods in 2024. On April 11, 2025, we received notification from ATI directing the Company to immediately cease all work and indicating that BARDA determined to terminate the contract for convenience to the government pursuant to terms contained in the ATI-RRPV Contract.

8.	Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. The Company’s potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 11,191,810 and 2,496,585 shares at June 30, 2025 and 2024, respectively.

9.	Income Taxes

No provision for income taxes was recorded in either of the six-month periods ended June 30, 2025 and 2024. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of June 30, 2025.

10.	Subsequent Events

On July 2, 2025, we closed a public offering of an aggregate of 9,235,000 units (the “Units”), consisting of (i) 9,235,000 shares of our common stock and (ii) warrants to purchase 18,470,000 shares of common stock. The public offering price for each Unit was $0.65. The warrants have an exercise price of $0.65 per share, are immediately exercisable and will expire five years from the date of issuance. Net proceeds after deducting placement agent fees and expenses and other offering expenses were approximately $5.6 million.

During July 2025, we issued 200,000 shares of our common stock upon the exercise of warrants, with net cash proceeds to us of $130,000.

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

Forward-Looking Statements

Information included in this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,”, “looks forward to”, “may”, “estimates”, “continues”, “should”, “could”, “target”, “potential,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. All statements in this Quarterly Report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, future governmental grants, projected costs, prospects, plans, intentions, expectations and objectives could be forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is constantly evolving. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Quarterly Report.

Overview and Recent Developments

GeoVax is a clinical-stage biotechnology company developing human vaccines and immunotherapies against infectious diseases and cancers using novel proprietary platforms. GeoVax’s most advanced product candidates include a next-generation COVID-19 vaccine, a gene-directed enzyme prodrug therapy for solid tumor cancers, and a vaccine against Mpox and smallpox. Additional preclinical research and development programs include vaccines targeting hemorrhagic fever viruses (Ebola Zaire, Ebola Sudan and Marburg), and Zika virus.

Our corporate strategy is to advance, protect, and leverage our vaccine/immunotherapy technologies to enable the development of preventive and therapeutic solutions for infectious diseases and cancer. Our goal is to progress our product candidates through human clinical trials and pursue regulatory approval and commercialization via internal development or external licensing and partnerships. We also work collaboratively with academic, governmental, and industry partners to advance and validate our pipeline.

Our programs are in various stages of development. Key updates for our lead programs are outlined below:

●	GEO-CM04S1 –COVID-19 Vaccine Candidate:
o	GEO-CM04S1 is undergoing multiple Phase 2 clinical studies:
■

One trial (ClinicalTrials.gov Identifier: NCT04977024) is evaluating its use in immunocompromised patients with hematologic malignancies (e.g., following stem cell transplant or CAR-T therapy). Published data from this study’s safety lead-in showed GEO-CM04S1 induced both neutralizing antibody and T cell responses in this high-risk population.

■

A second trial (NCT04639466) is assessing GEO-CM04S1 as a heterologous booster following primary mRNA vaccination. Interim results have shown statistically significant increases in neutralizing antibodies across multiple SARS-CoV-2 variants, including Omicron XBB 1.5. Full data readout is expected in the third quarter of 2025.

■

A third, investigator-initiated trial (NCT05672355) is evaluating GEO-CM04S1 versus an mRNA-based vaccine in patients with chronic lymphocytic leukemia (CLL). The mRNA vaccine arm was discontinued following an interim safety and efficacy review; the GEO-CM04S1 arm continues.

o

In June 2024, GeoVax received a development award through the Rapid Response Partnership Vehicle (RRPV), funded by the Biomedical Advanced Research and Development Authority (BARDA), to support advancement of GEO-CM04S1 into a Phase 2b study. On April 11, 2025, we received formal notice from Advanced Technology International (ATI) that BARDA elected to terminate the contract for convenience, consistent with its terms.

●	Gedeptin® -- Gene-Directed Enzyme Prodrug Therapy (GDEPT):
o

Gedeptin completed a Phase 1/2 clinical trial (NCT03754933) in patients with advanced head and neck squamous cell carcinoma (HNSCC). This trial was funded in part by the FDA pursuant to its Orphan Products Clinical Trials Grants Program.

o

Planning activities are underway for a Phase 2 trial in patients with first-recurrence HNSCC. The study is expected to evaluate Gedeptin in combination with an immune checkpoint inhibitor in approximately 36 patients, using pathologic response rate as the primary endpoint. Trial initiation is targeted for 2026.

●	GEO-MVA – Mpox/Smallpox Vaccine Candidate:
o

GEO-MVA is a Modified Vaccinia Ankara (MVA)-based vaccine candidate intended for protection against Mpox and smallpox. MVA is the strain recommended by both the World Health Organization (WHO) and U.S. Centers for Disease Control and Prevention (CDC) for these indications and is currently used in the U.S. Strategic National Stockpile.

o

Following scientific advice from the European Medicines Agency (EMA) in June 2025, we intend to proceed directly to a Phase 3 trial, bypassing traditional Phase 1 and 2 studies, subject to final protocol and regulatory alignment. The Phase 3 study is expected to initiate in mid-2026.

o	A cGMP clinical drug substance batch of GEO-MVA has been successfully produced to support clinical development.
●	Other Product Development Programs:
o

Additional research and development activities continue for vaccine candidates targeting filoviruses (Ebola Zaire, Ebola Sudan, and Marburg) and Zika virus, as well as potential applications of the GEO-MVA and Gedeptin platforms in broader infectious disease and oncology indications.

●	Manufacturing Platform – Continuous Avian Cell Line:
o

GeoVax is developing a continuous avian cell line manufacturing platform for production of its Modified Vaccinia Ankara (MVA)-based vaccines. This platform will enable scalable, high-yield production of vaccine candidates under current Good Manufacturing Practice (cGMP) conditions. A cGMP clinical drug substance batch has been successfully produced using this platform to support upcoming Phase 3 clinical trials of GEO-MVA. Unlike traditional egg-based production methods, continuous cell line manufacturing offers greater efficiency, reproducibility, and flexibility, supporting rapid response capabilities for emerging infectious diseases and biothreats. This approach is aligned with U.S. and international priorities for modernizing vaccine manufacturing and ensuring supply chain resilience.

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

Results of Operations

The following table summarizes our results of operations for the three-month and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
Revenue from government contract	$852,282	$300,677	$551,605
Operating expenses:
Research and development	4,728,998	4,276,868	452,130
General and administrative	1,542,190	1,086,030	456,160
Total operating expenses	6,271,188	5,362,898	908,290
Loss from operations	(5,418,906)	(5,062,221)	(356,685)
Interest income	49,123	5,471	43,652
Interest expense	-	(7,292)	7,292
Net loss	$(5,369,783)	$(5,064,042)	$(305,741)

	Six Months Ended June 30,
	2025	2024	Change
Revenue from government contract	$2,489,145	$300,677	$2,188,468
Operating expenses:
Research and development	10,083,586	8,702,596	1,380,990
General and administrative	3,229,635	2,543,383	686,252
Total operating expenses	13,313,221	11,245,979	2,067,242
Loss from operations	(10,824,076)	(10,945,302)	121,226
Interest income	96,642	38,420	58,222
Interest expense	-	(7,292)	7,292
Net loss	$(10,727,434)	$(10,914,174)	$186,740

Revenue from Government Contract

During the three-month and six-month periods ended June 30, 2025, we reported $852,282 and $2,489,145, respectively, of revenues associated with the ATI-RRPV Contract as compared to $300,677 for the same periods in 2024. On April 11, 2025, we received the Notice (discussed above) directing us to stop work on all of our efforts with respect to the ATI-RRPV Contract.

Research and Development Expenses

For the three-month and six-month periods ended June 30, 2025, research and development expenses increased by $452,130 (10.6%) and $1,380,990 (15.9%), respectively, versus the comparable 2024 periods. The overall increase during 2025 primarily relates to program-specific costs associated with the ATI-RRPV Contract, Gedeptin and GEO-MVA, partially offset by lower costs for the GEO-CM04S1 clinical trials and manufacturing costs not covered by the ATI-RRPV Contract. The majority of the higher program costs relate to the ATI-RRPV Contract and include costs of manufacturing materials for use in our clinical trials, analytical expenses, third-party contracted research and consulting costs. Research and development expenses for the three-month and six-month periods of 2025 include stock-based compensation expense of $130,323 and $260,639, respectively; as compared to $51,170 and $104,269, respectively, for the comparable 2024 periods.

General and Administrative Expenses

For the three-month and six-month periods ended June 30, 2025, general and administrative expenses increased by $456,160 (42%) and $686,252 (27%), respectively, versus the comparable 2024 periods. The overall increase during 2025 relates primarily to higher investor relations consulting costs and stock-based compensation expense. General and administrative expenses for the three-month and six-month periods of 2025 include stock-based compensation expense of $162,417 and $324,845, respectively; as compared to $50,471 and $155,107, respectively, for the comparable periods of 2024.

Other Income

Interest income for the three-month and six-month periods ended June 30, 2025 was $49,123 and $96,642, respectively, as compared to $5,471 and $38,420, respectively, for comparable periods of 2024. The overall increase during 2025 is attributable to the average cash balances available for investment. Interest expense for the three-month and six-month periods ended June 30, 2024 was $7,292, associated with certain notes payable issued during May 2024 and retired in August 2024. There was no interest expense during the 2025 periods.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of June 30, 2025 and December 31, 2024, and our cash flows for the six-month periods ended June 30, 2025 and 2024:

Liquidity and Capital Resources	June 30, 2025	December 31, 2024
Cash and cash equivalents	$3,093,862	$5,506,941
Working capital	2,606,324	4,827,551

	Six Months Ended June 30,
Cash Flow Data	2025	2024
Net cash provided by (used in):
Operating activities	$(10,300,078)	$(7,624,778)
Investing activities	(27,612)	-
Financing activities	7,914,611	2,733,901
Net decrease in cash and cash equivalents	$(2,413,079)	$(4,890,877)

Operating Activities – Net cash used in operating activities of $10,300,078 for the six months ended June 30, 2025, was primarily due to our net loss of $10,727,434, offset by non-cash items such as depreciation and amortization expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $7,624,778 for the six months ended June 30, 2024, was primarily due to our net loss of $10,914,174, offset by non-cash items such as depreciation and amortization expense and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $27,612 and $-0- for the six-month periods ended June 30, 2025 and 2024, respectively, and relates primarily to purchases of laboratory equipment.

Financing Activities – Net cash provided by financing activities was $7,914,611 and $2,733,901 for the six-month periods ended June 30, 2025 and 2024, respectively. Net cash provided by financing activities for the 2025 period relates to net proceeds from issuance from offerings of our common stock and warrants. Net cash provided by financing activities for the 2024 period relates to net proceeds from issuance of notes payable, offerings of our common stock and warrants, and exercise of previously issued warrants.

Funding Requirements and Sources of Capital

To date, we have not generated any product revenue. We do not know when, or if, we will generate any product revenue, and we do not expect to generate significant product revenue unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks incident to the development of new products, and may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We anticipate that we will need substantial additional funding in connection with our continuing operations. We have funded our operations to date primarily from sales of our equity securities and from government grants and clinical trial assistance.

During the first quarter of 2025, we closed a registered direct offering of our common stock and warrants, as well as sold shares of our common stock pursuant to the ATM Program (see Note 5 to the financial statements included in this Quarterly Report). Net proceeds to us from these offerings, after deducting commissions to the placement agent and sales agent, as applicable, and other related offering expenses, were approximately $7.9 million.

On July 2, 2025, we closed a public offering of our common stock and warrants. Net proceeds after deducting placement agent fees and expenses and other offering expenses were approximately $5.6 million. During July 2025, we received an additional $130,000 upon the exercise of warrants.

As of the date of this Quarterly Report, we believe that our existing cash and cash equivalents are sufficient to fund our operations into the fourth quarter of 2025. We plan to pursue additional cash resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report that have not previously been reported on Form 8-K.

Item 3	3 Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

During the period covered by this report, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

On June 5, 2025, the Company’s stockholders approved the Company’s 2025 Stock Incentive Plan (the “Plan”) at the Company’s annual meeting of stockholders (the “Annual Meeting”). The Plan previously had been approved, subject to stockholder approval, by the Company’s Board of Directors. A summary of the material terms of the Plan is set forth in “Proposal 2 – Approval of the GeoVax Labs, Inc. 2025 Stock Incentive Plan” in the Company’s definitive proxy statement for the Annual Meeting filed with the Securities and Exchange Commission on April 14, 2025. That summary and the foregoing description of the Plan are qualified in their entirety by reference to the text of the Plan, a copy of which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

Item 6	Exhibits

Exhibit
Number	Description
10.1**	GeoVax Labs, Inc. 2025 Stock Incentive Plan (2)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

(1)

These interactive data files shall not be deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

(2)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed June 6, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC. (Registrant)

Date: July 28, 2025	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal financial officer)