Form 10-Q
period 2025-09-30
GeoVax Labs, Inc.
filed 2025-11-13
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐    No ☒

As of November 13, 2025, 29,705,360 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:	1
	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2025 and 2024 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and nine-month periods ended September 30, 2025 and 2024 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2025 and 2024 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4	Mine Safety Disclosures	16

Item 5	Other Information	16

Item 6	Exhibits	17

SIGNATURES		18

Part I -- FINANCIAL INFORMATION

Item 1	Financial Statements

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,008,997	$5,506,941
Government contract receivable	-	659,409
Prepaid expenses and other current assets	1,508,251	1,768,533
Total current assets	6,517,248	7,934,883
Property and equipment, net	127,060	149,974
Other assets	86,947	71,010

Total assets	$6,731,255	$8,155,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$976,411	$1,849,760
Accrued expenses	847,766	1,257,572
Total current liabilities	1,824,177	3,107,332

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 150,000,000
Issued and outstanding shares – 29,705,360 and 10,536,875 at September 30, 2025 and December 31, 2024, respectively	29,705	10,537
Additional paid-in capital	151,279,802	134,394,079
Accumulated deficit	(146,402,429)	(129,356,081)
Total stockholders’ equity	4,907,078	5,048,535

Total liabilities and stockholders’ equity	$6,731,255	$8,155,867

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from government contract	$-	$2,789,484	$2,489,145	$3,090,161

Operating expenses:
Research and development	5,043,504	7,402,884	15,127,090	16,105,480
General and administrative	1,329,711	1,241,176	4,559,346	3,784,559
Total operating expenses	6,373,215	8,644,060	19,686,436	19,890,039

Loss from operations	(6,373,215)	(5,854,576)	(17,197,291)	(16,799,878)

Other income (expense):
Interest income	54,301	53,191	150,943	91,611
Interest expense	-	(14,083)	-	(21,375)
Total other income (expense)	54,301	39,108	150,943	70,236

Net loss	$(6,318,914)	$(5,815,468)	$(17,046,348)	$(16,729,642)

Basic and diluted:
Net loss per common share	$(0.31)	$(0.91)	$(0.97)	$(4.52)
Weighted average shares outstanding	20,287,203	6,404,797	17,494,429	3,701,145

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three-Month and Nine-Month Periods Ended September 30, 2025
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2024	10,536,875	$10,537	$134,394,079	$(129,356,081)	$5,048,535
Sale of common stock and warrants for cash	3,302,603	3,302	7,911,100	-	7,914,402
Stock option expense	-	-	292,744	-	292,744
Net loss for the three months ended March 31, 2025	-	-	-	(5,357,651)	(5,357,651)
Balance at March 31, 2025	13,839,478	13,839	142,597,923	(134,713,732)	7,898,030
Issuance of common stock upon warrant exercises	2,085,115	2,086	(1,877)	-	209
Stock option expense	-	-	292,740	-	292,740
Net loss for the three months ended June 30, 2025	-	-	-	(5,369,783)	(5,369,783)
Balance at June 30, 2025	15,924,593	15,925	142,888,786	(140,083,515)	2,821,196
Sales of common stock and warrants for cash	13,540,767	13,540	7,957,710	-	7,971,250
Issuance of common stock upon warrant exercises	240,000	240	155,760	-	156,000
Stock option expense	-	-	277,546	-	277,546
Net loss for the three months ended September 30, 2025	-	-	-	(6,318,914)	(6,318,914)
Balance at September 30, 2025	29,705,360	$29,705	$151,279,802	$(146,402,429)	$4,907,078

	Three-Month and Nine-Month Periods Ended September 30, 2024
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2023	1,977,152	$1,977	$110,125,146	$(104,363,785)	$5,763,338
Issuance of common stock for services	6,703	7	37,493	-	37,500
Issuance of common stock upon warrant exercises	269,032	269	(269)	-	-
Fractional share roundup following reverse split	55,422	55	(55)	-	-
Stock option expense	-	-	103,569	-	103,569
Net loss for the three months ended March 31, 2024	-	-	-	(5,850,132)	(5,850,132)
Balance at March 31, 2024	2,308,309	2,308	110,265,884	(110,213,917)	$54,275
Sale of common stock and warrants for cash	220,000	220	1,209,318	-	1,209,538
Issuance of common stock upon warrant exercises	1,650,391	1,651	1,387,712	-	1,389,363
Stock option expense	-	-	101,640	-	101,640
Net loss for the three months ended June 30, 2024	-	-	-	(5,064,042)	(5,064,042)
Balance at June 30, 2024	4,178,700	4,179	112,964,554	(115,277,959)	(2,309,226)
Sale of common stock and warrants for cash	2,741,463	2,742	15,518,135	-	15,520,877
Issuance of common stock upon warrant exercises	1,689,145	1,688	976,082	-	977,770
Stock option expense	-	-	129,923	-	129,923
Net loss for the three months ended September 30, 2024	-	-	-	(5,815,468)	(5,815,468)
Balance at September 30, 2024	8,609,308	$8,609	$129,588,694	$(121,093,427)	$8,503,876

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(17,046,348)	$(16,729,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	50,526	73,727
Stock-based compensation expense	863,030	389,299
Changes in assets and liabilities:
Government contract receivable	659,409	(547,574)
Prepaid expenses and other current assets	260,282	(312,840)
Other assets	(15,937)	1,116,778
Accounts payable and accrued expenses	(1,283,155)	(911,709)
Total adjustments	534,155	(192,319)
Net cash used in operating activities	(16,512,193)	(16,921,961)

Cash flows from investing activities:
Purchase of equipment	(27,612)	(20,653)
Net cash used in investing activities	(27,612)	(20,653)

Cash flows from financing activities:
Net proceeds from issuance of notes payable – related parties	-	135,000
Repayment of notes payable – related parties	-	(150,000)
Net proceeds from sale of common stock and warrants	15,885,652	16,730,415
Net proceeds from warrant exercises	156,209	2,367,133
Net cash provided by financing activities	16,041,861	19,082,548

Net increase (decrease) in cash and cash equivalents	(497,944)	2,139,934
Cash and cash equivalents at beginning of period	5,506,941	6,452,589

Cash and cash equivalents at end of period	$5,008,997	$8,592,523

Supplemental disclosure of non-cash financing activities:

During the nine months ended September 30, 2024, we issued 5,947 shares of common stock upon the cashless exercise of 8,000 warrants.

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(unaudited)

1.	Nature of Business

GeoVax Labs, Inc., headquartered in the Atlanta, Georgia metropolitan area, is a clinical-stage biotechnology company incorporated under the laws of the State of Delaware. GeoVax Labs, Inc. and its wholly owned subsidiary, GeoVax, Inc., a Georgia corporation, are collectively referred to herein as “GeoVax” or “the Company”.

The Company is focused on developing immunotherapies and vaccines against infectious diseases and cancers using novel vector vaccine platforms. GeoVax’s lead clinical program is GEO-CM04S1, a multi-antigen, next-generation COVID-19 vaccine currently in three Phase 2 clinical trials, being evaluated as (i) a primary vaccine for immunocompromised patients such as those suffering from hematologic cancers and other patient populations for whom the current authorized COVID-19 vaccines are insufficient, (ii) a booster vaccine in patients with chronic lymphocytic leukemia (CLL), and (iii) a more robust, durable COVID-19 booster among healthy patients who previously received the mRNA vaccines. In oncology GeoVax’s lead clinical program is Gedeptin®, a novel oncolytic solid tumor gene-directed therapy which recently completed a multicenter Phase 1/2 clinical trial for advanced head and neck cancers. The Company is also developing GEO-MVA, a vaccine targeting Mpox and smallpox, with a Phase 3 immuno-bridging study expected to initiate in late 2026.

2.	Summary of Significant Accounting Policies

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 those accounting policies that we consider significant in determining our results of operations and financial position. During the nine months ended September 30, 2025, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

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

We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates and will require additional funding to continue our research and development activities. We believe that our existing cash resources will be sufficient to continue our planned operations into late fourth quarter of 2025. We plan to pursue additional capital resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources. There can be no assurance that additional funding will be available on favorable terms or at all. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern.

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

Recent Accounting Pronouncements

During the nine months ended September 30, 2025, there have been no new accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

3.	Balance Sheet Components

Prepaid expenses and other current assets consist of the following:

	September 30, 2025	December 31, 2024
Prepaid clinical trial costs	$1,244,132	$1,524,813
Prepaid insurance premiums	220,090	220,675
Prepaid rent	23,019	13,045
Other prepaid expenses	21,010	10,000
Total prepaid expenses	$1,508,251	$1,768,533

Property and equipment consist of the following:

	September 30, 2025	December 31, 2024
Equipment and furnishings	$823,023	$795,411
Leasehold improvements	115,605	115,605
Total property and equipment	938,628	911,016
Accumulated depreciation and amortization	(811,568)	(761,042)
Total property and equipment, net	$127,060	$149,974

Other assets consist of the following:

	September 30, 2025	December 31, 2024
Prepaid technology license fees	$50,000	$60,000
Deposits	36,947	11,010
Total other assets	$86,947	$71,010

Accrued Expenses – Accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
Payroll-related liabilities	$294,985	$986,691
Other accrued expenses	552,781	270,881
Total accrued expenses	$847,766	$1,257,572

4.	Commitments

Operating Lease. We currently lease office and laboratory space pursuant to an operating lease which expires on December 31, 2025. In August 2025, we entered into an agreement for the lease of laboratory space and in September 2025, we entered into a separate agreement for the lease of office space. Each of these agreements provide access to the respective spaces beginning November 1, 2025 for a three-year term.

Rent expense for the three-month and nine-month periods ended September 30, 2025 was $48,177 and $144,532, respectively, as compared to $46,764 and $140,292, respectively, for the same periods of 2024. Future minimum lease payments total $90,151 in 2025, $313,884 is 2026, $327,192 in 2027 and $282,211 in 2028.

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

Common Stock Transactions

September 2025 Offering. On September 30, 2025, we closed a registered direct offering of 3,968,256 shares of common stock and in a concurrent private placement, we issued common warrants to the purchasers to purchase up to 11,904,768 shares of common stock at an exercise price of $0.63 per share. Net proceeds after deducting placement agent commissions and other offering expenses were approximately $2.3 million.

July 2025 Offering. On July 2, 2025, we closed a public offering of an aggregate of 9,235,000 units, consisting of (i) 9,235,000 shares of our common stock and (ii) warrants to purchase 18,470,000 shares of common stock at an exercise price of $0.65 per share. Net proceeds after deducting placement agent fees and expenses and other offering expenses were approximately $5.5 million.

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

ATM Program. On September 25, 2024, we entered into a Sales Agreement and established an “At-the-Market” continuous offering program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through its sales agent, shares of its common stock. During the three-month and nine-month periods ended September 30, 2025, we sold 337,511 and 2,290,114 shares of our common stock, respectively, through the ATM Program for net proceeds of approximately $220,000 and $4.0 million, respectively, after deducting commissions to the sales agent and other related expenses.

Stock Options

We have stock-based incentive plans (the “Plans”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. A total of 2,033,648 shares of our common stock are reserved for future issuance pursuant to the Plans, inclusive of outstanding stock options. A summary of the Company’s stock option activity during the nine months ended September 30, 2025 is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	333,648	$12.71	8.6	$58,500
Stock options granted	805,300	2.48
Outstanding at September 30, 2025	1,138,948	$5.48	8.9	$-
Exercisable at September 30, 2025	222,132	$17.32	7.5	$-

Stock Purchase Warrants

A summary of the Company’s warrant activity during the nine months ended September 30, 2025 is presented below.

	Common Warrants
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (yrs)	Pre-Funded Warrants -- Number of Shares	Total Warrants
Outstanding at December 31, 2024	6,617,747	$5.13	4.6	-	6,617,747
Warrants issued	33,809,883	0.71		2,085,115	35,894,998
Warrants exercised	(240,000)	-		(2,085,115)	(2,325,115)
Warrants expired	(159,781)	-		-	(159,781)
Outstanding at September 30, 2025	40,027,849	$0.70	4.8	-	40,027,849

The table below summarizes additional information concerning warrants outstanding as of September 30, 2025.

Issue Date	Number of Shares	Exercise Price *	Expiration
September 2021	6,668	195.00	September 2026
May 2024	1,605,688	0.54	May 2029
July 2024	2,170,000	0.54	January 2030
August 2024	2,675,610	1.31	March 2030
March 2025	3,435,115	1.31	June 2030
July 2025	18,230,000	0.49	July 2030
September 2025	11,904,768	0.63	November 2030
Outstanding at September 30, 2025	40,027,849

* Reflects current exercise prices as of the date of this quarterly report, inclusive of exercise price reset adjustments in accordance with terms contained within each respective warrant agreement.

6.	Stock-Based Compensation Expense

Stock-based compensation expense related to stock options is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the classification of the individual to whom the award is granted. Stock-based compensation expense related to stock option grants was $277,546 and $863,030 during the three-month and nine-month periods ended September 30, 2025, respectively, as compared to $129,923 and $335,132, respectively, during the same periods of 2024. As of September 30, 2025, there is $1,619,481 of unrecognized compensation expense that we expect to recognize over a weighted-average period of 2.1 years.

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

During the three-month and nine-month periods ended September 30, 2025, we recognized revenue of $-0- and $2,489,145, respectively, associated with the ATI-RRPV Contract, as compared to $2,789,484 and $3,090,161, respectively, for the same periods in 2024.

8.	Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding. The Company’s potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 41,166,797 and 6,951,395 shares at September 30, 2025 and 2024, respectively.

9.	Income Taxes

No provision for income taxes was recorded in either of the nine-month periods ended September 30, 2025 and 2024. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of September 30, 2025.

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

Overview and Recent Developments

GeoVax is a clinical-stage biotechnology company developing human vaccines and immunotherapies against infectious diseases and cancers using novel proprietary platforms. GeoVax’s most advanced product candidates include a multi-antigen, next-generation COVID-19 vaccine, a gene-directed enzyme prodrug therapy for solid tumor cancers, and a vaccine against Mpox and smallpox. Additional preclinical research and development programs include vaccines targeting hemorrhagic fever viruses (Ebola Zaire, Ebola Sudan and Marburg), and Zika virus.

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

Our programs are in various stages of development. Key updates for our lead programs are outlined below:

●	GEO-CM04S1 – COVID-19 Vaccine Candidate:
o	GEO-CM04S1 is undergoing multiple Phase 2 clinical studies:
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
o

Gedeptin has successfully completed a Phase 1/2 clinical trial (NCT03754933) in patients with advanced head and neck squamous cell carcinoma (HNSCC). This trial was funded in part by the FDA pursuant to its Orphan Products Clinical Trials Grants Program.

o

Planning activities are underway for a Phase 2 trial to evaluate the addition of intra-tumoral Gedeptin® and intravenous fludarabine to recently approved neoadjuvant pembrolizumab as first-line treatment of patients with head and neck squamous cell carcinoma eligible for curative surgery. Trial initiation is targeted for 2026.

●	GEO-MVA – Mpox/Smallpox Vaccine Candidate:
o

GEO-MVA is a Modified Vaccinia Ankara (MVA)-based vaccine candidate intended for protection against Mpox and smallpox. MVA is the strain recommended by both the World Health Organization (WHO) and U.S. Centers for Disease Control and Prevention (CDC) for these indications and is currently used in the U.S. Strategic National Stockpile.

o

Following scientific advice from the European Medicines Agency (EMA) in May 2025, we intend to proceed directly to a Phase 3 trial, bypassing traditional Phase 1 and 2 studies, subject to final protocol and regulatory alignment. The Phase 3 study is expected to initiate in 2026.

o	A cGMP clinical drug substance batch of GEO-MVA has been successfully produced to support clinical development.
●	Other Product Development Programs:
o

Additional research and development activities continue for vaccine candidates targeting filoviruses (Ebola Zaire, Ebola Sudan, and Marburg) and Zika virus, as well as potential applications of the GEO-MVA and Gedeptin platforms in broader infectious disease and oncology indications

●	Manufacturing Platform – Continuous Avian Cell Line:
o

GeoVax is developing a continuous avian cell line manufacturing platform for production of its Modified Vaccinia Ankara (MVA)-based vaccines. This platform will enable scalable, high-yield production of vaccine candidates under current Good Manufacturing Practice (cGMP) conditions. Thus far, initial process development steps in support of cGMP production of GEO-MVA in the continuous avian cell line have been achieved Unlike traditional egg-based production methods, continuous cell line manufacturing offers greater efficiency, reproducibility and flexibility, supporting rapid response capabilities for emerging infectious diseases and biothreats. This approach is aligned with U.S. and international priorities for modernizing vaccine manufacturing and ensuring supply chain resilience

Financial Overview

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

Results of Operations

The following table summarizes our results of operations for the three-month and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended Sep. 30,
	2025	2024	Change
Revenue from government contract	$-	$2,789,484	$(2,789,484)
Operating expenses:
Research and development	5,043,504	7,402,884	(2,359,380)
General and administrative	1,329,711	1,241,176	88,535
Total operating expenses	6,373,215	8,644,060	(2,270,845)
Loss from operations	(6,373,215)	(5,854,576)	(518,639)
Interest income	54,301	53,191	1,110
Interest expense	-	(14,083)	14,083
Net loss	$(6,318,914)	$(5,815,468)	$(503,446)

	Nine Months Ended Sep. 30,
	2025	2024	Change
Revenue from government contract	$2,489,145	$3,090,161	$(601,016)
Operating expenses:
Research and development	15,127,090	16,105,480	(978,390)
General and administrative	4,559,346	3,784,559	774,787
Total operating expenses	19,686,436	19,890,039	(203,603)
Loss from operations	(17,197,291)	(16,799,878)	(397,413)
Interest income	150,943	91,611	59,332
Interest expense	-	(21,375)	21,375
Net loss	$(17,046,348)	$(16,729,642)	$(316,706)

Revenue from Government Contract

During the three-month and nine-month periods ended September 30, 2025, we reported $-0- and $2,489,145, respectively, of revenues associated with the ATI-RRPV Contract as compared to $2,789,484 and $3,090,161 for the same periods in 2024. On April 11, 2025, we received the notice (discussed above) directing us to stop work on all of our efforts with respect to the ATI-RRPV Contract, which was subsequently formally terminated.

Research and Development Expenses

For the three-month and nine-month periods ended September 30, 2025, research and development expenses decreased by $2,359,380 (31.9%) and $978,390 (6.1%), respectively, versus the comparable 2024 periods. The overall decrease during 2025 primarily relates to discontinued costs associated with termination of the ATI-RRPV Contract, as well as lower costs for the GEO-CM04S1 clinical trials and manufacturing costs associated with the GEO-CM04S1 and Gedeptin programs. These lower costs were partially offset by higher personnel and consulting costs and manufacturing costs associated with the GEO-MVA development program. Research and development expenses for the three-month and nine-month periods of 2025 include stock-based compensation expense of $130,323 and $390,962, respectively, as compared to $59,384 and $163,653, respectively, for the comparable 2024 periods.

General and Administrative Expenses

For the three-month and nine-month periods ended September 30, 2025, general and administrative expenses increased by $88,535 (7.1%) and $774,787 (20.5%), respectively, versus the comparable 2024 periods. The overall increase during 2025 relates primarily to higher personnel costs, investor relations consulting and other programmatic expenses, and stock-based compensation expense. General and administrative expenses for the three-month and nine-month periods of 2025 include stock-based compensation expense of $147,223 and $472,068, respectively, as compared to $70,538 and $255,645, respectively, for the comparable periods of 2024.

Other Income

Interest income for the three-month and nine-month periods ended September 30, 2025 was $54,301 and $150,943, respectively, as compared to $53,191 and $91,611, respectively, for comparable periods of 2024. The overall increase during 2025 is attributable to the average cash balances available for investment. Interest expense for the three-month and nine-month periods ended September 30, 2024 was $14,083 and $21,375, respectively, associated with certain notes payable issued during May 2024 and retired in August 2024. There was no interest expense during the 2025 periods.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of September 30, 2025 and December 31, 2024, and our cash flows for the nine-month periods ended September 30, 2025 and 2024:

Liquidity and Capital Resources	September 30, 2025	December 31, 2024
Cash and cash equivalents	$5,008,997	$5,506,941
Working capital	4,693,071	4,827,551

	Nine Months Ended September 30,
Cash Flow Data	2025	2024
Net cash provided by (used in):
Operating activities	$(16,512,193)	$(16,921,961)
Investing activities	(27,612)	(20,653)
Financing activities	16,041,861	19,082,548
Net increase (decrease) in cash and cash equivalents	$(497,944)	$2,139,934

Operating Activities – Net cash used in operating activities of $16,512,193 for the nine months ended September 30, 2025, was primarily due to our net loss of $17,046,348, offset by non-cash items such as depreciation and amortization expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $16,921,961 for the nine months ended September 30, 2024, was due to our net loss of $16,729,642, offset by non-cash items such as depreciation and amortization expense and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $27,612 and $20,653 for the nine-month periods ended September 30, 2025 and 2024, respectively, and relates primarily to purchases of laboratory equipment.

Financing Activities – Net cash provided by financing activities was $16,041,861 and $19,082,548 for the nine-month periods ended September 30, 2025 and 2024, respectively. Net cash provided by financing activities for the each period relates to net proceeds from offerings of our common stock and warrants and exercise of previously issued warrants.

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

During the first quarter of 2025, we closed a registered direct offering of our common stock and warrants, as well as sold shares of our common stock pursuant to the ATM Program. Net proceeds to us from these offerings, after deducting commissions to the placement agent and sales agent, as applicable, and other related offering expenses, were approximately $7.9 million.

On July 2, 2025, we closed a public offering of our common stock and warrants. Net proceeds after deducting placement agent fees and expenses and other offering expenses were approximately $5.5 million. On September 30, 2025, we closed a registered direct offering of our common stock and warrants. Net proceeds after deducting placement agent commissions and other offering expenses were approximately $2.3 million. During the third quarter of 2025, we also sold shares of our common stock pursuant to the ATM Program for net proceeds of approximately $220,000.

As of the date of this Quarterly Report, we believe that our existing cash and cash equivalents are sufficient to fund our operations into December 2025. We plan to pursue additional cash resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6	Exhibits

Exhibit Number	Description
4.1	Form of Common Stock Purchase Warrant, dated July 2, 2025 (2)
4.2	Form of Common Stock Purchase Warrant, dated September 30, 2025 (3)
10.1	Placement Agency Agreement between the Company and Roth Capital Partners, LLC (2)
10.2	Placement Agency Agreement between the Company and Roth Capital Partners, LLC (3)
10.3	Securities Purchase Agreement, dated July 2, 2025 (2)
10.4	Securities Purchase Agreement, dated September 30, 2025 (3)
10.5*	Membership Agreement (Portal Innovations Science Square Labs), dated August 1, 2025
10.6*	Office Lease, dated September 15, 2025
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

(1)

These interactive data files shall not be deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed July 2, 2025.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed September 30, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC. (Registrant)

Date: November 13, 2025	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer (duly authorized officer and principal financial officer)