Form 10-K
period 2025-12-31
GeoVax Labs, Inc.
filed 2026-04-15
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-39563

GEOVAX LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0455038 (IRS Employer Identification Number)

1955 Lake Park Drive, Suite 300 Smyrna, GA	30080
(Address of principal executive offices)	(Zip Code)

(678) 384-7220

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.001 par value	GOVX	The Nasdaq Capital Market

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

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price on that date was $13,723,592.

Number of shares of Common Stock outstanding as of April 15, 2026: 2,892,570

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with respect to its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this document.

ii

This Annual Report on Form 10-K (Annual Report) (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “believes,” “looks forward to,” “may,” “estimates,” “continues,” “anticipates,” “intends,” “should,” “plans,” “could,” “target,” “potential,” “is likely,” “will,” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters, including statements regarding our business, our financial position, the research and development of our products and other statements regarding matters that are not historical are forward-looking statements.

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

Overview

GeoVax Labs, Inc. (“GeoVax”, “us”, “we” or the “Company”) is a clinical-stage biotechnology company developing human vaccines and immunotherapies against infectious diseases and solid tumor cancers using novel proprietary platforms.

GeoVax’s primary near-term strategic development priority is the advancement of GEO-MVA, a Modified Vaccinia Ankara (MVA) vaccine candidate for mpox, smallpox, and other poxviruses. GEO-MVA is being advanced on an expedited regulatory pathway in Europe and is intended to address a significant global supply constraint for orthopoxvirus vaccines. The Company believes GEO-MVA is well-positioned to support both civilian public health needs and broader preparedness and biodefense objectives. The advancement of GEO-MVA represents the Company’s most near-term opportunity to achieve regulatory approval and potential commercialization. The program is advancing under an expedited regulatory pathway, with plans to initiate a pivotal Phase 3 clinical trial in the second half of 2026.

The Company’s lead clinical program in oncology is Gedeptin®, a novel oncolytic solid tumor gene-directed therapy, which recently completed a multicenter Phase 1/2 clinical trial for advanced head and neck cancers. A Phase 2 clinical trial evaluating Gedeptin® in combination with an immune checkpoint inhibitor (ICI) as first-line treatment of patients with squamous cell head and neck cancer eligible for curative surgery, is planned to initiate during the first half of 2027.

The Company is also developing GEO-CM04S1, a next-generation multi-antigen COVID-19 vaccine which is currently being evaluated in two Phase 2 clinical trials, (i) as a primary vaccine for immunocompromised patients, including those with hematologic cancers and other patient populations for whom currently authorized COVID-19 vaccines are inadequate and (ii) as a booster vaccine in patients with chronic lymphocytic leukemia (CLL), where an interim Data Safety Monitoring Board (DSMB) review demonstrated superior immune responses versus an mRNA vaccine. An additional clinical trial evaluating GEO-CM04S1 as a more robust booster vaccine in healthy adults who previously received an mRNA vaccine has completed enrollment with data readouts anticipated in the first half of 2026.

Our corporate strategy is to advance, protect, and strategically leverage our proprietary vaccine and immunotherapy platforms to develop differentiated preventive and therapeutic solutions for infectious diseases and solid tumors. We aim to efficiently progress our product candidates through clinical development and pursue regulatory approval and commercialization through internal development and selective external licensing and partnership arrangements. We also work collaboratively with academic, governmental, and industry partners to validate our technologies, support development efforts and enhance the strategic value of our pipeline.

Our Clinical Development Pipeline

The table below summarizes the status of our clinical development programs, including our lead near-term priority, GEO-MVA, each of which are discussed in greater detail in the sections that follow, along with earlier stage programs.

Product	Indication	Clinical Trial	Status
GEO-MVA	mpox & smallpox	Vaccine against mpox and smallpox	Phase 3 Initiation planned for H2 2026
Gedeptin®	Advanced Head & Neck Cancer	Effect on Targeted Tumors	Phase 1/2 Completed
	Squamous Cell Head & Neck Cancer*	First Line Therapy in Combination With Immune Checkpoint Inhibitor	Phase 2 Initiation planned for H1 2027
		Primary Vaccine for Immunocompromised/ Stem Cell Transplant Patients	Phase 2 Enrollment ended Data readouts expected during 2026
GEO-CM04S1	COVID-19	Booster Vaccine for Immunocompromised/ Chronic Lymphocytic Leukemia Patients	Phase 2 Enrollment completion expected during 2026
		Booster Vaccine for Healthy Adults	Phase 2 Enrollment ended Data readouts expected during H1 2026

GEO-MVA - Mpox and Smallpox Vaccine

Modified Vaccinia Ankara (MVA) was originally developed as a third-generation smallpox vaccine approximately 50 years ago and is characterized by its inability to replicate in human cells. As a result, MVA-based vaccines are generally considered suitable for use in high-risk populations such as pregnant women, children and immunocompromised individuals who may be at increased risk from replicating vaccinia-based smallpox vaccines. An MVA vaccine is currently approved and stockpiled for protection against smallpox and is also approved for use against other orthopoxviruses, including mpox. Additionally, vaccines built on the MVA platform offer the potential for cross-protection against both mpox and smallpox in regions where these orthopoxvirus threats persist or re-emerge.

GeoVax’s primary near-term strategic focus is the development of GEO-MVA, an MVA vaccine candidate intended to address a documented global supply constraint for orthopoxvirus vaccines and to support both civilian public-health and biodefense preparedness objectives.

In recent years, mpox has evolved from a geographically limited zoonotic infection into a recurring global public-health concern affecting civilian populations across multiple continents. Ongoing viral evolution, including the emergence of more virulent Clade I strains and reports of recombinant variants containing genetic elements from multiple mpox clades, has heightened concern regarding disease severity, transmissibility, and the durability of existing outbreak-response strategies. These developments underscore the risk of continued periodic outbreaks with increasing public-health, economic, and societal impact, including in regions that previously experienced limited exposure.

In November 2022 GeoVax secured rights from the National Institutes of Health (NIH) covering preclinical, clinical, and commercial uses of NIH-MVA against mpox and smallpox viruses. GeoVax has previously demonstrated that an experimental HIV vaccine utilizing NIH-MVA as the vaccine vector protected non-human primates from a lethal mpox challenge three years after vaccination. In addition, investigators at City of Hope (COH), the institution that originally developed GEO-CM04S1, published results in August 2022 showing that both their proprietary synthetic MVA (sMVA) construct and GEO-CM04S1 (COVID-19 vaccine candidate) elicited robust orthopoxvirus-specific binding and neutralizing antibody responses, supporting the potential of MVA-based approaches for addressing unforeseen mpox outbreaks.

The 2022 global mpox outbreak significantly depleted existing MVA vaccine stockpiles, including the U.S. Strategic National Stockpile, exposing vulnerabilities in the availability and surge capacity of orthopoxvirus vaccines. This unfortunate situation was repeated following the 2024 mpox outbreak. These vulnerabilities are compounded by the fact that current MVA-based mpox/smallpox vaccine supply is concentrated with a single foreign manufacturer. Dependence on one non-U.S. source for a critical public-health and biodefense countermeasure introduces supply-chain, geopolitical, and logistical risks, particularly amid recurrent outbreaks, increasing global demand, and the emergence of more virulent viral variants.

Recent policy actions and statements from the current U.S. Administration and Congress have emphasized the urgency of strengthening domestic manufacturing capacity for critical medical countermeasures, reducing reliance on foreign suppliers, and enhancing preparedness against biological threats. These priorities include onshoring vaccine manufacturing, diversifying supply sources for essential biodefense products, and reinforcing national biosecurity infrastructure to address both naturally occurring outbreaks and deliberate biological threats.

Against this backdrop, GEO-MVA is being developed as a dual-use vaccine candidate intended to support outbreak response, routine preparedness, and protection of vulnerable populations. In preparedness and biosecurity contexts, an additional domestically supported MVA-based vaccine supply could enhance resilience of the U.S. Strategic National Stockpile, support force-protection considerations, and reduce systemic risk associated with single-source foreign dependence for a critical countermeasure.

Given the continued global circulation of mpox, depletion of orthopoxvirus MVA vaccine stockpiles, and the reliance of the U.S. Strategic National Stockpile on a limited number of approved vaccine suppliers, GeoVax has evaluated regulatory pathways that could support timely development and potential authorization of additional MVA-based vaccine supply. In parallel with longer-term U.S. regulatory considerations, the Company has engaged with international regulatory authorities to pursue development strategies that align with global public-health preparedness needs, address supply constraints across multiple regions, and provide regulatory clarity for late-stage clinical development.

GeoVax has achieved engagement with the European Medicines Agency (EMA), which has established regulatory frameworks for MVA-based vaccines and oversees a centralized authorization process applicable across the European Union. The Company believes that alignment with the EMA may provide a potentially expedited pathway to evaluate GEO-MVA through a comparative immuno-bridging approach against an approved MVA vaccine, while also positioning the program to support broader global procurement and preparedness objectives. The program is advancing under an expedited regulatory pathway, with plans to initiate a pivotal Phase 3 clinical trial in the second half of 2026, to address critical global needs for expanded orthopoxvirus vaccine supply and biodefense preparedness.

Gedeptin® - Solid Tumor Cancer Therapy

Gedeptin is a novel patented technology for the treatment of solid tumors using a gene therapy strategy known as Gene-Directed Enzyme Prodrug Therapy (GDEPT). In September 2021, GeoVax entered into an assignment and license agreement with PNP Therapeutics, Inc. (PNP), granting GeoVax exclusive worldwide rights to develop and commercialize Gedeptin. The Gedeptin technology was developed with funding support from the National Cancer Institute (NCI), part of the NIH. GeoVax’s license to Gedeptin includes the rights to expand its use to all human diseases and/or conditions including, but not limited to, other solid tumors.

In February 2026, GeoVax entered into an exclusive worldwide license agreement with Emory University for intellectual property covering the use of Gedeptin in combination ICIs. The licensed technology includes patent applications and associated know-how supporting the combination of GDEPT-based tumor debulking with checkpoint blockade within a defined field of use.

In GDEPT, a replication-deficient adenovirus vector is used to infect and transduce tumor cells with a nonhuman gene, which expresses an enzyme capable of converting an inactive prodrug into an active antitumor compound, in situ. A cycle of Gedeptin therapy consists of intra-tumoral injections of Gedeptin followed by administration of a prodrug, fludarabine phosphate, over a pre-defined time period. A Phase 1 dose ranging study, evaluating the safety of a single cycle of Gedeptin therapy, found the therapy to be well tolerated, with evidence of tumor size reduction in patients with solid tumors.

We recently completed a multi-site Phase 1b/2a trial (PNP-002) (ClinicalTrials.gov Identifier: NCT03754933), evaluating the safety and efficacy of repeat cycles of Gedeptin therapy in patients with advanced head and neck squamous cell carcinoma (HNSCC), with tumor(s) accessible for injection and no curable treatment options. The PNP-002 trial design involved repeat administration using Gedeptin followed by systemic fludarabine phosphate, in order to gain preliminary information on the utility of multiple cycles of therapy. This trial was intended to guide the design of larger studies involving patients at earlier stages of the disease. This trial was funded in part by the U.S. Food and Drug Administration (FDA) pursuant to its Orphan Products Clinical Trials Grants Program. The FDA has also granted Gedeptin orphan drug designation for the intra-tumoral treatment of anatomically accessible oral and pharyngeal cancers, including cancers of the lip, tongue, gum, floor of mouth, salivary gland and other oral cavity sites.

During 2024, we convened a special clinical advisory board to conduct a comprehensive review of the PNP-002 trial results, together with the previously completed Phase 1 trial (PNP-001). This review concluded that Gedeptin demonstrated an acceptable safety and efficacy profile to support continued development. In addition, the therapy demonstrated sufficient tumor stabilization/reduction activity to warrant advancement into an expanded Phase 2 clinical trial.

ICIs have become a cornerstone of treatment across multiple solid tumor indications; however, a substantial proportion of patients fail to achieve durable responses. GeoVax believes that Gedeptin’s localized tumor-debulking and immune-sensitizing mechanism may complement checkpoint inhibition by increasing antigen release and immune recognition within the tumor microenvironment. The Emory license strengthens GeoVax’s intellectual property position around Gedeptin-based combination therapies and is intended to support current and planned clinical development activities evaluating Gedeptin in combination with ICIs.

We have initiated activities in support of a Phase 2 clinical study, evaluating Gedeptin therapy in combination with an approved ICI as first-line treatment of patients with squamous cell head and neck cancer eligible for curative surgery. The trial is designed to assess major pathological response (MPR) as well as associated immunologic and biomarker outcomes following two pre-surgical cycles of therapy, and event-free survival over a one-year period. Gedeptin’s tumor-targeting and immune-sensitizing mechanism may help overcome the limitations of checkpoint monotherapy by enhancing immune activation within the tumor microenvironment. Necessary planning activities are underway, including protocol development, manufacturing and CRO selection, with the trial anticipated to begin in the first half of 2027.

Coronavirus Vaccine Programs

Severe respiratory illnesses caused by the SARS-CoV-2 virus remain a serious public health issue of international concern. SARS-CoV-2 is an enveloped, single-stranded, positive-sense RNA virus belonging to the family Coronavidae within the genus beta-coronavirus. The genome of SARS-CoV-2 encodes one large Spike (S) protein that plays a pivotal role in viral attachment to the host receptor and entry into host cells. The S protein is the basis for most approved vaccines used to protect against SARS-CoV-2. Neutralizing antibodies targeting the receptor binding domain (RBD) of the S protein block the virus from binding to host cells. Over 90% of all neutralizing antibodies produced in response to infection are directed to the RBD.

COVID-19 vaccines currently authorized for use in in the U.S. are primarily designed to induce antibodies specific for the S protein of SARS-CoV-2 but they rely on different approaches to present the S protien to the immune system, including recombinant proteins, whole inactivated virus, adenovirus vectors (three different types) or mRNA. Continued viral adaptation and mutation has resulted in variants that partially evade neutralization by vaccine-induced antibodies, reducing clinical efficacy. This has required the continued adjustment of vaccine composition and repeated booster administration. Moreover, current vaccines tend to stimulate only modest T-cell responses, which are critical for long-term immune memory and for protection against severe COVID-19. As a result, the FDA has indicated the likely need for continued vaccine updates and at least annual boosters, similar to the approach used for influenza vaccines.

Our vaccine candidate, GEO-CM04S1, utilizes a sMVA vector expressing both spike (S) and nucleocapsid (N) proteins of SARS-CoV-2 and was initially developed at COH Medical Center.

MVA as a viral vaccine vector platform offers several potential advantages:

●

MVA has a large genetic coding capacity which provides the foundation for vaccines based on multiple SARS-CoV-2 proteins, rather than a singular focus on the S protein. This approach is intended to induce broader immune responses.

●	MVA is known to effectively induce durable T-cell responses in addition to antibodies.
●	MVA does not replicate in human cells, contributing to a strong safety profile.

As a result of these properties, MVA is well-suited as a platform for next generation, multi-antigen COVID-19 vaccines, particularly for patient populations with compromised immune systems, including patients with a variety of cancers, organ transplant recipients, and renal dialysis patients.

In a placebo-controlled Phase 1 clinical trial conducted by COH in healthy adults, GEO-CM04S1 was shown to be safe and immunogenic. In November 2021, GeoVax entered into a license agreement with COH, granting exclusive worldwide rights to further develop and commercialize the vaccine. Based on its immunogenicity and safety profile, we believe GEO-CM04S1 is ideally suited for use in immunocompromised patients.

The U.S. Centers for Disease Control and Prevention (CDC) and other global public health agencies identify immunocompromised patients, including patients with solid tumors, hematologic malignancies, stem cell transplants, or CAR-T therapy, as being at highest risk for severe SARS-CoV-2 disease.

Stem Cell Transplant Study

GEO-CM04S1 is being evaluated in an ongoing Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT04977024) to assess its safety and immunogenicity as a primary vaccine, compared to the Pfizer/BioNTech or Moderna mRNA-based vaccines, in blood cancer patients who have previously received an allogeneic hematopoietic cell transplant, an autologous hematopoietic cell transplant, or CAR T cell therapy. The trial is the first to compare an investigational multi-antigenic SARS-CoV-2 vaccine to the current FDA-approved mRNA vaccines in immunocompromised individuals who often exhibit a suboptimal immune response to currently available COVID-19 vaccines. Patient enrollment into this trial was closed at the end of 2025.

CLL Study

GEO-CM04S1 is also being studied in an investigator-initiated clinical trial (ClinicalTrials.gov Identifier: NCT05672355), as a booster vaccine in immunocompromised patients with CLL. Despite high vaccination rates, CLL patients remain at elevated risk for lethal COVID-19 infection due impaired antibody responses to SARS-Cov-2 infections or vaccination. GEO-CM04S1 may induce protective immunity in this patient population by targeting both the S and N protein antigens, potentially mitigating reduced efficacy associated with inadequate antibody responses. The study is evaluating two injections of GEO-CM04S1 administered three months apart, with the Pfizer-BioNTech bivalent vaccine serving as the control arm.

In November 2024, the DSMB conducted an interim review. Following its evaluation, the DSMB recommended continuation of enrollment in the GEO-CM04S1 experimental arm, but discontinuation of the mRNA control arm due to failure to meet the predetermined primary immune endpoint. This outcome suggests a potentially superior immune response in this vulnerable population, however no efficacy conclusions can be drawn until the study is complete. Enrollment of the remaining patient participants is ongoing.

GEO-CM04S1 as a Booster Vaccine

Since GEO-CM04S1 is designed to stimulate both humoral and cellular immune responses against both the S and N proteins, GeoVax believes its administration as a booster may induce a broader and more sustained immune response compared to mRNA boosters. In addition, GEO-CM04S1 addresses the waning effectiveness observed with current COVID-19 vaccines over time, due to the constant sequence variation observed with the S antigen because the N antigen tends not to change significantly amongst variants.

GEO-CM04S1 is being evaluated in a Phase 2 trial (ClinicalTrials.gov Identifier: NCT04639466), as a heterologous booster following FDA-approved mRNA vaccines from Pfizer/BioNTech or Moderna.

The Phase 2 booster study was designed to evaluate the safety and immunogenicity of two dose levels of GEO-CM04S1. The study enrolled 63 healthy adults previously vaccinated with an FDA-approved SARS-CoV-2 mRNA vaccine. Immunological endpoints including binding antibodies, neutralizing antibodies and T-cell responses against variants of concern (VOC), including Delta and Omicron variants.

In February 2024, we announced positive initial safety and immune response findings at one month post-vaccination. Follow-up of enrolled participants was completed in September 2024. No serious adverse events related to vaccination were observed; all adverse events were consistent with those seen following routine vaccinations. Immunological responses included binding antibodies, neutralizing antibodies against multiple variants (including Omicron) and variant-specific T-cell responses. Enrollment for this trial has closed and data readouts are expected in the first half of 2026.

GEO-CM04S1 -- BARDA Project NextGen Award - Phase 2b Trial

In June 2024, we announced our receipt of an award through the Rapid Response Partnership Vehicle (RRPV) to advance development of GEO-CM04S1 in a Phase 2b clinical trial. The RRPV is a consortium funded by the Biomedical Advanced Research Development Authority (BARDA), part of the Administration for Strategic Preparedness and Response (ASPR) within the U.S. Department of Health and Human Services (HHS). Advanced Technology International (ATI) administers the RRPV programs on behalf of BARDA.

On April 11, 2025, we received written notification from ATI (the Notice) directing the Company to immediately cease all work related to the ATI-RRPV contract. The Notice instructed GeoVax to halt all activities associated with the project agreement, including all subcontracting, procurement of materials, and any other project-related expenditures. The Notice further indicated that BARDA had determined to terminate the contract for convenience pursuant to the terms of the ATI-RRPV contract. As of receipt of the Notice, GeoVax had met all milestone requirements of the ATI-RRPV contract.

Other Infectious Disease Programs (Preclinical)

Hemorrhagic Fever Virus Vaccines (Ebola Zaire, Ebola Sudan, Marburg). Ebola (EBOV, formerly designated as Zaire ebolavirus), Sudan (SUDV), and Marburg viruses (MARV) are among the most virulent species of the Filoviridae family, causing hemorrhagic fever illnesses with fatality rates of up to a 90% in humans. In December 2019, FDA approved the first live recombinant Ebola vaccine for the prevention of Ebola disease caused by Zaire virus. This rVSV-ZEBOV, by virtue of being replication competent, may pose risks to immunocompromised individuals, such as those infected with HIV living in West Africa where recent Ebola epidemics originated.

To address the unmet need for a product that can respond to future hemorrhagic fever outbreaks, we are developing vaccines utilizing our GV-MVA-VLP™ platform. This platform is based on the ability of the MVA vaccine vector to encode multiple genes, enabling expression of viral surface and internal matrix proteins that can support the formation of non-infectious virus-like particles (VLP) in vivo. VLP mimic authentic viruses in structure but are neither infectious nor capable of replicating. Immune responses induced against VLP are generally highly efficacious and may prevent infection and/or severe disease.

Our initial preclinical studies in rodents and nonhuman primate, evaluating our GEO-EM01-Z (Ebola-Zaire, EBOV) vaccine candidate, have shown significant levels of protection against lethal doses of EBOV. Recent studies in lethal challenge guinea pig models demonstrated that GeoVax vaccines GEO-EM01-S (Ebola Sudan, SUDV) and GEO-MM01 (Marburg virus, MARV) conferred 100% protection from death. These vaccine candidates were subsequently evaluated in a rigorous cynomolgus macaque infectious challenge model, where they demonstrated protection characterized and reduced viremia, reduced weight loss and decreased mortality following viral challenge. Evaluation of immune responses following vaccination demonstrated the presence of both neutralizing antibodies and functional T cells, indicating a broad immune response that may contribute to optimal protection. The nonhuman primate studies conducted in collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) and the U.S. Department of Defense (DoD) have been completed. Potential clinical development programs are under consideration. Further advancement of these programs will be dependent upon additional funding support via federal grants, corporate collaborations, or other sources.

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in our research, development, manufacturing, and potential commercialization activities. Compliance with applicable regulatory requirements involves substantial time, expense, and expertise, and regulatory outcomes are inherently uncertain.

United States Regulatory Framework - In the U.S., drugs and biologics are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), the Public Health Service Act, and regulations promulgated thereunder, as well as other federal and state statutes and regulations. These laws govern, among other things, preclinical testing, clinical trial conduct, manufacturing, quality control, safety, efficacy, labeling, storage, recordkeeping, approval, advertising, and promotion.

Product development and approval under the FDA regulatory framework are difficult to predict, typically require several years, and involve significant expense. The steps generally required before a vaccine or biologic may be marketed in the U.S. include:

●	Preclinical laboratory and in vivo studies;
●	Manufacturing and testing in compliance with current Good Manufacturing Practice (cGMP) regulations;
●	Submission of an Investigational New Drug (IND) application to the FDA, which must become effective before clinical trials can commence;
●	Adequate and well-controlled clinical trials to establish safety and efficacy;
●	Submission of a Biologics License Application (BLA) to the FDA, along with applicable user fees; and
●	FDA approval of the BLA prior to commercial distribution

Before marketing any biologic for human use in the U.S., the product sponsor must obtain FDA approval. In addition, each manufacturing establishment must be registered with the FDA and is subject to inspection, including pre-approval inspections, to assess compliance with cGMP requirements.

The FDA also has authority to issue Emergency Use Authorizations (EUAs) under Section 564 of the FD&C Act to facilitate the availability and use of medical countermeasures during declared public health emergencies, when certain statutory criteria are met. While this authority may provide a potential pathway for certain products during emergencies, there can be no assurance that any of our product candidates would qualify for, or be granted, an EUA.

International Regulatory Framework and EMA Engagement - In addition to U.S. regulatory requirements, approval by regulatory authorities in foreign jurisdictions is required prior to the commercial sale of products in those countries. Regulatory systems outside the U.S., including those in the European Union, impose their own requirements governing preclinical studies, clinical trials, manufacturing, and product approval. These requirements may differ materially from those applicable in the U.S., and the time required to obtain approval may be longer or shorter depending on the jurisdiction.

GeoVax has increasingly engaged with non-U.S. regulatory authorities as part of its global development strategy, particularly with respect to GEO-MVA. In Europe, medicinal products are regulated by the EMA through a centralized authorization process applicable across European Union member states.

GeoVax has received formal Scientific Advice from the EMA regarding the clinical and non-clinical development pathway for GEO-MVA. This advice confirmed alignment with the Company’s proposed immuno-bridging strategy, supported progression directly to a single pivotal Phase 3 immuno-bridging clinical trial, and indicated that Phase 1 and Phase 2 studies could be omitted, subject to the absence of unexpected findings. The EMA also concurred with the Company’s proposed immunogenicity endpoints to demonstrate non-inferiority and confirmed the sufficiency of the proposed clinical safety database to support a potential Marketing Authorization Application (MAA) via the centralized procedure.

While regulatory guidance such as Scientific Advice does not guarantee approval, GeoVax believes that this engagement provides clarity regarding regulatory expectations in Europe and supports planning for future development and potential authorization activities outside the U.S.

Manufacturing Oversight and Compliance - Because GeoVax does not currently manufacture vaccines for human use in wholly owned facilities, we must ensure regulatory compliance both in our own operations and in the operations of third-party manufacturers. FDA-regulated manufacturing establishments, including foreign facilities that export products to the U.S., are subject to inspection by the FDA and must comply with applicable cGMP regulations. Similarly, manufacturing facilities supporting products intended for use in Europe are subject to inspection and oversight by EMA-designated authorities.

Regulatory authorities assess compliance through documentation review, inspections, and other enforcement mechanisms. Available enforcement actions range from requests for corrective action to product recalls, facility shutdowns, or other civil or criminal sanctions for serious violations.

Even after regulatory approval, approved products remain subject to ongoing regulatory oversight. Post-approval requirements may include pharmacovigilance, adverse event reporting, manufacturing inspections, labeling changes, and other obligations. The discovery of previously unknown safety issues or failure to comply with regulatory requirements could result in restrictions on marketing or withdrawal of a product from the market.

Other Regulatory Considerations - GeoVax is also subject to various federal, state, and local laws and regulations relating to occupational safety, laboratory practices, animal research, and the handling, storage, and disposal of hazardous materials used in research and manufacturing. Future legislative or administrative actions could increase the extent or scope of regulatory requirements applicable to our operations, although the impact of such changes cannot be predicted.

Recent Government Initiatives

US Regulators and Senior White House and Congressional Leaders have recently announced multiple objectives and initiatives that may impact GeoVax. These include:

-

The reshoring and protection of the domestic biotech ecosystem – GeoVax represents the first potential domestic source for MVA (smallpox/mpox vaccine) production which is currently controlled by a single foreign entity.

-	Replenishing the U.S. stockpile with additional vaccines addressing critical diseases including mpox, smallpox and hemorrhagic fevers – GeoVax has multiple products in development.
-	Assisting African countries in their quest to prevent an array of debilitating illnesses including those caused by hemorrhagic fever viruses – GeoVax has multiple products in development.

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

The PRV may be sold. For example, a small company might win a voucher for developing a drug for a neglected disease and sell the voucher to a large company for use on a commercial disease. The price of the voucher depends on supply and demand. The voucher’s value derives from three factors: shifting sales earlier, longer effective patent life due to earlier entry, and competitive benefits from earlier entry relative to competitors. Top-selling treatments can yield billions in sales each year, so being approved months earlier can be worth hundreds of millions of dollars for the holder of the voucher. Since the first voucher sale in 2014, the price of the vouchers has ranged from $68 million to $350 million.

GeoVax believes that its vaccine programs in Ebola, Sudan, and Marburg may each be eligible for a PRV and we intend to apply for a PRV at the appropriate time. There can be no assurance, however, that we will qualify or be approved for a PRV.

Manufacturing

The successful development and commercialization of our product candidates depend on our ability to manufacture clinical and, ultimately, commercial quantities of product in compliance with applicable regulatory requirements and at an acceptable cost. To date, we have not commercialized any products, and we have not yet demonstrated the ability to manufacture our product candidates at commercial scale. If we are unable to manufacture products in sufficient quantities or in accordance with regulatory standards, whether internally or through third-party manufacturers, our clinical development, regulatory approvals, and potential commercialization efforts could be delayed, which could adversely affect our competitive position and prospects for profitability.

Consistent with industry practice, our manufacturing strategy relies primarily on established third-party contract manufacturing organizations (CMOs) rather than on the construction and operation of wholly owned manufacturing facilities. We currently engage qualified third-party manufacturers to produce clinical trial material in compliance with current Good Manufacturing Practices (cGMP) and applicable regulatory requirements of FDA and, where applicable, the EMA. We believe that our current manufacturing arrangements are sufficient to support our planned clinical development activities; however, manufacturing capacity constraints, contractor availability, cost increases, or the need to qualify alternative suppliers could result in delays or increased expenses.

The raw materials and other supplies used in the manufacture of our vaccines and in our research activities are generally available from multiple commercial suppliers. While we currently do not anticipate material shortages for foreseeable clinical development needs, disruptions in the supply chain, increased demand for specialized materials, or geopolitical factors could affect availability or cost.

Transition to Continuous Cell-Line manufacturing for MVA-Based products

Historically, MVA-based vaccines have been manufactured using primary chicken embryonic fibroblast (CEF) cultures derived from specific-pathogen-free (SPF) eggs. While suitable for limited production volumes and stockpile-oriented use cases, CEF-based manufacturing is labor-intensive, batch-dependent, and constrained in scalability, making it less suitable for sustained commercial production or rapid surge capacity.

To address these limitations, GeoVax has been advancing a transition toward a continuous, cell-line–based manufacturing process for MVA-based vaccines and immunotherapies. Continuous avian cell-line systems are designed to support growth in bioreactors, enabling higher yields, improved process control, and greater consistency relative to traditional primary-cell methods. These attributes are increasingly viewed as important for commercial-scale vaccine manufacturing and for supporting reliable supply in the context of recurring outbreaks or public health emergencies.

In September 2023, GeoVax entered into a commercial, multi-product license agreement for ProBioGen’s AGE1.DR.piX® (AGE1) suspension avian cell line, a validated continuous cell-line platform with demonstrated utility across multiple viral vaccine applications. The AGE1 system is designed to support scalable, serum-free, suspension-based manufacturing in standard bioreactor formats and has been shown to support efficient replication of MVA. GeoVax believes that adoption of this platform has the potential to improve manufacturing yields, reduce production costs, and increase flexibility across its MVA-based development programs, including GEO-MVA.

Implementation of a continuous cell-line manufacturing process represents a significant evolution in GeoVax’s manufacturing approach. If successfully developed and validated, this process could support more reliable scale-up, facilitate technology transfer across manufacturing sites, and reduce dependence on legacy production systems that are constrained by raw material availability and batch throughput. These attributes may be particularly relevant for supporting sustained civilian supply as well as preparedness and biosecurity-related requirements for orthopoxvirus vaccines.

Manufacturing Progress and Readiness

GeoVax has completed cGMP manufacture and fill-finish of clinical-grade GEO-MVA material to support planned late-stage clinical development activities. In parallel, the Company has continued to strengthen its technical development and CMC capabilities to support process development, scale-up, and regulatory readiness, including the advancement of continuous cell-line manufacturing strategies for its MVA platform.

While we believe that advances in continuous cell-line manufacturing offer the potential for improved scalability and supply resilience, the successful implementation of these processes will require additional development, validation, regulatory review, and capital investment. There can be no assurance that such manufacturing approaches will be successfully implemented on a commercial scale or that they will achieve the anticipated benefits in cost, yield, or supply reliability.

GeoVax is modernizing the Gedeptin manufacturing platform by switching to the CAP Ad™ suspension cell line for manufacturing, a cell line tailored for adenoviral vector production that minimizes replication-competent adenovirus (RCA). The timelines remain aggressive for going through the development phases to GMP manufacture of product, to make it available for the clinic.

Competition

Our product candidates face, and will continue to face, intense competition from large pharmaceutical companies, specialty pharmaceutical and biotechnology companies as well as academic and research institutions. We compete in an industry that is characterized by rapid technological change, evolving industry standards, emerging competition, and new product introductions. Competitors have existing products and technologies that will compete with our pipeline candidates and technologies and may develop and commercialize additional products and technologies that will compete with our pipeline candidates and technologies. Because competing companies and institutions may have greater financial resources than we do, they may be able to provide broader services and product lines; and make greater investments in research and development. Competitors may also have greater development capabilities than we do and have substantially greater experience in undertaking non-clinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. They may also have greater name recognition and better access to customers.

We face general market competition from several subsectors of the vaccine development field, including large, multinational pharmaceutical companies including Sanofi, GSK, Merck, Mitsubishi Tanabe, Takeda, and Pfizer; mid-size pharmaceutical companies and emerging biotechnology companies including Dynavax, Novavax, Moderna, BioNTech and Bavarian Nordic; and academic and not-for-profit vaccine researchers and developers including the NIH. The industry is typified by extensive collaboration, licensing, and merger and acquisition activity despite the intense competition.

More than forty COVID-19 vaccines are currently authorized for use in one or more countries around the world, including three in the U.S. (from Pfizer/BioNTech, Moderna, and Novavax). All these vaccines are based on the S protein of the SARS-CoV-2 virus but rely on different mechanisms for presentation or expression of the S antigen, including whole, inactivated virus, defective adenovirus vectors (three different types) or mRNA. Published reports indicated that there are approximately 141 COVID vaccines in various stages of development.

A number of companies are developing various types of therapeutic vaccines or other immunotherapy approaches to treat cancer including Advaxis, Immune Design, Oncothyreon, Bavarian Nordic, Roche Pharmaceuticals, Merck, Bristol Myers Squibb, and AstraZeneca.

There are currently no FDA licensed and commercialized hemorrhagic fever virus vaccines (other than for Ebola Zaire) available anywhere in the world. We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, which are actively engaged in vaccine research and development in these areas. For hemorrhagic fever viruses these include NewLink Genetics and Merck, Johnson & Johnson, Novavax, Inovio and GlaxoSmithKline. In December 2019, the FDA approved the first vaccine (ERVEBO®) for prevention of Ebola Zaire, developed by Merck.

Our Intellectual Property

Our commercial success depends in part on our ability, and our licensors’ ability, to obtain and maintain proprietary protection for our clinical product candidates, including our MVA and MVA-VLP-based vaccines, our in-licensed sMVA COVID-19 vaccine candidate, and our in-licensed Gedeptin gene-directed enzyme prodrug therapy, and on methods of treatment using the same.

We, and in collaboration with our licensors for our in-licensed assets, seek patent protection on each of our products and developmental candidates and, where applicable, on combinations with other therapeutic and/or antigenic agents and dosing schedules. Our success also depends on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. patent applications and, where appropriate, foreign patent applications covering our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. We collaborate with our licensors to ensure the filing of U.S. patent applications and, where appropriate, foreign patent applications covering our in-licensed technology, inventions, and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Additionally, we expect to benefit, where appropriate, from statutory frameworks in the U.S., Europe, and other countries that provide a period of clinical data exclusivity to compensate for the time required for regulatory approval of our clinical product candidates.

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

Currently, our owned, co-owned, and in-licensed patent estate, on a worldwide basis, includes 22 granted or allowed U.S. patent applications, 16 pending U.S. patent applications, 30 granted foreign patents, 70 pending foreign patent applications, 1 Patent Cooperation Treaty (PCT) application, and 1 U.S. provisional application spread over 23 patent families. The term of individual patents depends upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application which serves as the priority application. In addition, we plan to seek patent term adjustments, restorations, and/or patent term extensions where applicable in the U.S. and other jurisdictions. For example, depending upon the timing, duration, and specifics of FDA approval of our vaccine products, some of our U.S. patents may be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the “Hatch-Waxman Amendments,” and codified as 35 U.S.C. § 156. 35 U.S.C. § 156 permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one half the time between the effective date of an IND application and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved vaccine product is eligible for such an extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office (USPTO), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our, or our exclusively licensed, issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the U.S., will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the U.S. or a foreign country.

We wholly own one granted U.S. patent (U.S. 11,701,418) directed to preventive vaccines against Ebola virus, and two granted U.S. patents (U.S. 11,896,657 and U.S. 12,370,249) directed to Marburg virus and uses thereof. These patents, where issued, valid, and enforceable, will expire in 2036, exclusive of any patent term extensions.

We wholly own one granted U.S. patent (US 11,638,750) directed to preventive vaccines against Zika virus and uses thereof. This patent where issued, valid, and enforceable, will expire in 2037, exclusive of any patent term adjustments.

We wholly own three granted U.S. patents (U.S. 11,311,612, U.S. 11,857,611, and U.S. 12,329,808), and an allowed U.S. patent application directed to preventive vaccines against malaria and use thereof. These applications, where issued, valid, and enforceable, will expire in 2038, exclusive of any patent term adjustments or extensions.

We wholly own three granted U.S. patents (U.S. 11,278,607, U.S. 11,413,341, and U.S. 12,247,214), and granted foreign applications in Australia, Europe (validated in Germany, Spain, France, Great Britain, Italy, Poland, Turkey, and Switzerland), China, Japan, and India directed to our immuno-oncology vaccine compositions and methods of use thereof. Applications are pending in Canada, China, and Hong Kong. The patent applications of these families, where issued, valid, and enforceable, will expire between 2037-2040, exclusive of any patent term adjustments or extensions.

We wholly own one pending patent family directed to various MVA-based vaccines for the treatment of SARS CoV-2. An application has been allowed in the U.S. Applications are pending in Argentina, Australia, Brazil, Canada, China, Hong Kong, the European Patent Office, Israel, Japan, South Korea, Mexico, South Africa, and Taiwan. The patent applications in this family, if issued, valid, and enforceable, will expire in 2041, exclusive of any patent term adjustments or extensions. We have non-exclusively in-licensed from the NIH two patent families directed to certain aspects of our MVA-viral backbone used in our SARS-CoV-2 vaccine, which will expire between 2027 and 2032. We have non-exclusively in-licensed from the NIH two patent families relating to coronavirus spike protein compositions relevant to our MVA SARS-CoV-2 vaccine candidates. The patent applications for these families, where issued, valid, and enforceable, will expire between 2037 and 2041, exclusive of any patent term adjustments or extensions.

We also wholly own one pending PCT application directed to next generation MVA-based SARS-CoV-2 vaccines. This patent family if issued, valid, and enforceable, will expire in 2046, exclusive of any patent term adjustments or extensions.

We co-own with Leidos, Inc. one patent family directed to viral constructs for use in enhancing T-cell priming during vaccination. Applications have been filed in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, and Taiwan. The patent applications in this patent family, if issued, valid, and enforceable, will expire in 2042, exclusive of any patent term adjustments or extensions.

The MVA we have been using in several of our vaccines was provided to us by the laboratory of Dr. Bernard Moss of the NIAID, Laboratory of Viral Diseases (LVD). We have a non-exclusive commercial license to the NIH MVA for our SARS CoV-2 vaccine with the NIAID of the NIH on behalf of the U.S., which includes the use of certain patents and patent applications arising from the Moss laboratory and the provided materials. This non-exclusive commercial license was further amended in December 2023 to expand the Field of Use to include the use of our SARS-CoV-2 vaccine against smallpox and/or mpox and in February 2026 to expand the Field of Use to provide for a broader range of licensed MVA-SAR-CoV-2 constructs. We also have a non-exclusive research and development license to use the MVA backbone for our other vaccine candidates. If we later decide to commercialize vaccine candidates that are under the research and development license, we will need to negotiate appropriate commercialization licenses. These in-licensed NIH patents and patent applications, if and where issued, valid, and enforceable, will expire between 2027 and 2032.

In November 2022, the Company entered into a Clinical Materials Transfer Agreement (MVA Vaccine Agreement) under which the Company has the right to develop and commercialize the unmodified (parental) MVA 1974/NTH Clone l strain as a vaccine against Mpox and smallpox.

We have exclusively in-licensed five patent families from COH in the field of vaccine products targeted for prevention, reduction, amelioration or treatment of coronaviruses, including SARS-CoV-2, pursuant to an Exclusive License Agreement entered into on November 9, 2021, and as further amended on April 11, 2023. The in-licensed patent families are directed to sMVA vectors, including sMVA vaccines encoding one or more SARS-CoV-2 antigens, and their methods of production and use including for the prevention of a coronavirus and monkeypox infection, and encompass COH04S1, a multi-antigenic pan-SARS vaccine currently undergoing Phase 2 human clinical trials. These in-licensed COH patent families, if issued, valid, and enforceable, will expire between 2041 and 2043, exclusive of any patent term adjustments or extensions.

We have also exclusively in-licensed two additional patent families from COH in the field of vaccine products targeted for prevention, reduction, amelioration, or treatment of SARS-CoV-2 variants. The in-licensed patent families are directed to sMVA vectors, including sMVA vaccines encoding one or more SARS-CoV-2 variant antigens, and their methods of production and use. Applications have been filed in the U.S. These in-licensed COH patent families, if issued, valid, and enforceable, will expire in 2042, exclusive of any patent term adjustments or extensions.

We have exclusively in-licensed two patent families from the University of Alabama at Birmingham (UAB) and the Southern Research Institute (SRI) pursuant to an Assignment and License Agreement with PNP entered into on September 28, 2021. One patent family is directed to the use of tail-mutant purine nucleoside phosphorylase enzymes and fludarabine for the treatment of cancer, and covers aspects of the use of our Gedeptin clinical product candidate. This in-licensed patent family, where issued, valid, and enforceable, will expire in 2029, exclusive of any patent term adjustments or extensions. The other family is directed to the use of tail-mutant purine nucleoside phosphorylase enzymes and fludarabine in further combination with radiation. This in-licensed patent family, where issued, valid, and enforceable, will expire between 2032 and 2034, exclusive of any patent term adjustments or extensions.

We have exclusively in-licensed one patent family from Emory University pursuant to a License Agreement entered into in February 2026. Applications in this patent family are pending in the U.S. and at the European Patent Office and encompass the use of tail-mutant purine nucleoside phosphorylase enzymes and fludarabine in further combination with an ICI for the treatment of cancer. This in-licensed patent family, where issued, valid, and enforceable, will expire in 2041, exclusive of any patent term adjustments or extensions.

We cannot be certain that any of the current pending patent applications we have or have licensed, or any new patent applications we may file or license, will ever be issued in the U.S. or any other country. Even if issued, there can be no assurance that those patents will be sufficiently broad to prevent others from using our products or processes. Furthermore, our patents, as well as those we have licensed or may license in the future, may be held invalid or unenforceable by a court, or third parties could obtain patents that we would need to either license or to design around, which we may be unable to do. Current and future competitors may have licensed or filed patent applications or received patents and may acquire additional patents or proprietary rights relating to products or processes competitive to ours. In addition, any claims relating to the infringement of third-party proprietary rights, or earlier date of invention, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources and require us to enter royalty or license agreements which are not advantageous to us, if available at all.

We also expect to benefit, where appropriate, from statutory frameworks in the U.S., Europe, and other countries that provide a period of regulatory exclusivity to compensate for the time and cost required in securing regulatory approval of our clinical products. For example, in 2010, the U.S. enacted the Biologics Price Competition and Innovation Act (BPCIA). Under the BPCIA, innovator manufacturers of biological products may be granted 12 years of exclusive use before biosimilar versions of such products can be licensed for marketing in the U.S. This means that the FDA may not approve an application for a biosimilar version of our products until 12 years after the date the product is approved for sale (with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results accepted by the FDA), although a biosimilar application may be submitted four years after the date we receive approval from the FDA to sell our product. Additionally, the BPCIA establishes procedures by which potentially relevant patents may be shared and litigation over patents may proceed in advance of approval. The BPCIA also provides incentives to biosimilar applicants by providing a period of exclusivity to the first biosimilar of a product approved by the FDA. The 12-year data exclusivity provision of the BPCIA does not prevent a competitor from seeking marketing approval of one of our products, or a product similar thereto, by submitting its own original BLA.

We intend to benefit, where applicable, from additional market exclusivity provisions in various jurisdictions that reward the treatments of rare diseases. For example, in the U.S. under the Orphan Drug Act of 1983, the FDA may grant orphan designation to a vaccine product intended to prevent or treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making the product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting a BLA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication; in the latter case, because health care professionals are free to prescribe products for off-label uses, the competitor’s product could be used for the orphan indication despite our orphan exclusivity.

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

Gedeptin License – On September 28, 2021, we entered into an Assignment and License Agreement (Gedeptin License) with PNP, under which the Company obtained exclusive worldwide rights to key intellectual property, including Gedeptin patents, know-how, regulatory filings, clinical materials, and trademarks. The Gedeptin patent portfolio was originally licensed from UAB and SRI by PNP. Under the terms of the Gedeptin License, the Company is the successor to PNP under the Exclusive License Agreement between UAB, SRI, and PNP, and has acquired the exclusive rights to develop and commercialize Gedeptin, a novel patented product for the treatment of solid tumors.

The terms of the Gedeptin License include milestone payments due upon the achievement of selected development and regulatory events. The Company will also pay tiered percentage annual royalties in the low-to-mid teens on Net Sales (as defined in the Gedeptin License) of products covered under the Gedeptin License on a country-by-country and product-by-product basis, subject to specified reductions. The Gedeptin License will remain in effect during the original term, which concludes upon FDA approval of a generic or biosimilar product, and then will automatically renew for additional five-year terms, subject to customary termination rights.

NIH Licenses – On December 16, 2022, the Company entered into a Clinical Materials Transfer Agreement (MVA Vaccine Agreement) under which the Company has the right to develop and commercialize the unmodified (parental) MVA 1974/NIH Clone l strain as a vaccine against mpox and smallpox.

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

On October 22, 2020, the Company entered into a Patent and Biological Materials License Agreement (COVID License) with HHS, as represented by NIAID, in support of the Company’s development of a vaccine against SARS-CoV-2, the virus that causes COVID-19. The COVID License allows GeoVax to use these materials and patent rights owned by agencies of the HHS, in combination with the Company’s proprietary technology, for the creation of a preventive MVA-VLP vaccine that primes and/or boosts the immune system against COVID-19. The COVID License provides GeoVax with nonexclusive rights to develop, manufacture and commercialize its COVID-19 vaccine and includes access to NIAID’s patent rights in the stabilized S protein, which is the protein that SARS-CoV-2 uses to gain entry into human tissue. In December 2023, the COVID License was amended to expand GeoVax’s commercial license to include mpox and smallpox as additional indications. In February 2026, the COVID License was further amended to expand GeoVax’s commercial license to include all MVA vaccine constructs against SARS-CoV-2.

Research and Development

Our expenditures for research and development activities were $18.1 million and $23.7 million during the years ended December 31, 2025 and 2024, respectively. As our vaccines continue to go through the process of obtaining regulatory approval, we expect our research and development costs to increase. We have not yet formulated any plans for marketing and sales of any vaccine candidate we may successfully develop. Compliance with environmental protection laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position to date.

Scientific Advisors

We seek guidance from our Scientific Advisory Board (SAB) on scientific, clinical, translational, and development matters related to our vaccine and immunotherapy programs. Members of the SAB are selected based on their scientific expertise, clinical experience, and leadership in fields relevant to the Company’s development priorities. The SAB provides non-binding advice and does not have decision-making authority with respect to the Company’s operations, development programs, or strategic decisions.

Infectious Disease and Vaccine Scientific Advisory Board - In December 2025, GeoVax announced the formation of an expanded SAB focused on infectious diseases and vaccine development, particularly in support of the Company’s MVA platform and its lead GEO-MVA mpox/smallpox vaccine program. This SAB brings together internationally recognized experts in vaccine immunology, T-cell biology, viral pathogenesis, and clinical research in vulnerable and immunocompromised populations. The collective expertise of this SAB spans antigen design, viral vector immunology, immune durability, clinical trial strategy, and vaccine performance in high-risk populations. The Company believes this expertise is directly relevant to the development and potential global deployment of GEO-MVA and other MVA-based vaccine candidates. Current members of the Infectious Disease and Vaccine SAB include:

Name	Position/Institutional Affiliation
Teresa Lambe, PhD, OBE, FMedSCi	Calleva Head of Vaccine Immunology, Oxford Vaccine Group / Jenner Institute, University of Oxford
Alessandro Sette, Dr. Biol. Sci.	Center for Infectious Disease and Vaccine Research, La Jolla Institute for Immunology
Lance Turtle, PhD, MBBS, FRCP, DTMH	Chair in Immunity and Infectious Diseases, University of Liverpool and Royal Liverpool Hospital
Thushan I. de Silva, MBBS, PhD, MRCP	Professor of Infectious Diseases and Immunology, University of Sheffield
Joshua A. Hill, MD, FIDSA	Associate Professor, University of Washington School of Medicine and Fred Hutchinson Cancer Center

Oncology Scientific Advisory Board - In February 2026, GeoVax announced the expansion of its Oncology Scientific Advisory Board to support the advancement of Gedeptin®, the Company’s gene-directed enzyme prodrug therapy (GDEPT), across solid tumor indications, including planned combination strategies with ICIs. The expanded Oncology SAB is intended to provide scientific, translational, and clinical guidance related to oncology drug development, immuno-oncology combination strategies, early- and mid-stage clinical trial design, biomarker strategy, and regulatory-aligned development pathways as Gedeptin advances in combination and neoadjuvant clinical settings. These advisors bring experience spanning translational medicine, immuno-oncology drug development, checkpoint inhibitor combination strategies, and early-phase to neoadjuvant clinical trial execution. The Company believes this expertise is relevant to the continued evaluation of Gedeptin as a localized, immune-sensitizing therapy intended to complement systemic immuno-oncology approaches. Current members of the Oncology SAB include:

Name	Position/Institutional Affiliation
Chas Bountra, PhD, OBE	Professor of Translational Medicine, University of Oxford; former Pro-Vice-Chancellor for Innovation, University of Oxford; former Vice President and Head of Biology, GlaxoSmithKline
Marc S. Ernstoff, MD	Director, Experimental Cell Therapy, Dartmouth Health; former Chief, Immuno-Oncology Branch, National Cancer Institute
Anthony J. Olszanski, MD, RPh	Professor of Medicine and Vice Chair for Clinical Research, Fox Chase Cancer Center

GeoVax may further evolve the composition and scope of its SABs over time as its development priorities advance. There can be no assurance regarding the timing, scope, or impact of advisory input on the outcome of any development program.

Human Capital Resources

We currently have nineteen full-time employees. None of our employees are covered by collective bargaining agreements and we believe that our employee relations are good. We also engage consultants and independent contractors to fulfill key roles and/or provide expert services on both an ongoing and short-term basis.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive compensation, opportunity for equity ownership, and a robust employment package that promotes wellness across all aspects of their lives, including healthcare, retirement planning, and paid time off.

Corporate Background

Our primary business is conducted by our wholly owned subsidiary, GeoVax, Inc., which was incorporated under the laws of Georgia in June 2001. Our address is 1955 Lake Park Drive, Suite 300, Smyrna, Georgia 30080, and our telephone number at that address is 678-384-7220. The predecessor of our parent company, GeoVax Labs, Inc. (the reporting entity) was originally incorporated in June 1988 under the laws of Illinois as Dauphin Technology, Inc. (Dauphin). In September 2006, Dauphin completed a merger with GeoVax, Inc. As a result of the merger, GeoVax, Inc. became a wholly owned subsidiary of Dauphin, and Dauphin changed its name to GeoVax Labs, Inc. In June 2008, the Company was reincorporated under the laws of Delaware. We currently do not conduct any business other than GeoVax, Inc.’s business of developing new products for the treatment or prevention of human diseases. Our principal offices are in Smyrna, Georgia (metropolitan Atlanta).

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

Ownership of our securities involves a high degree of risk. You should carefully review and consider the risks, uncertainties and other factors described below before you decide whether to own our securities. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. Any of these factors could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of our common stock, and you may lose some or all of your investment. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, may also impair our business operations. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. You should also refer to the other information contained in this Form 10-K, including our financial statements and the related notes.

Risks Related to Our Business and Capital Requirements

We have a history of operating losses, and we expect losses to continue for the foreseeable future.

As a research and development-focused company, we have had no product revenue to date and revenues from our government grants and other collaborations have not generated sufficient cash flows to cover operating expenses. Since our inception, we have incurred operating losses each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. We incurred a net loss of approximately $21.5 million for the year ended December 31, 2025. We expect to incur additional operating losses and expect cumulative losses to increase as our research and development, preclinical, clinical, and manufacturing efforts expand. Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of our product candidates, conduct preclinical tests and clinical trials, obtain the necessary regulatory approvals, and manufacture and market or otherwise commercialize our products. Unless we are able to successfully meet these challenges, we will not be profitable and may not remain in business.

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

To date, we have financed our operations principally through the sale of our equity securities and through government grants and clinical trial support. We will require substantial additional financing at various intervals for our operations, including clinical trials, operating expenses, intellectual property protection and enforcement, for pursuit of regulatory approvals, and for establishing or contracting out manufacturing, marketing and sales functions. There is no assurance that such additional funding will be available on terms acceptable to us or at all. As of the date of this Annual Report, we believe that our existing cash and cash equivalents are sufficient to fund our operations into mid-second quarter of 2026. If we are not able to secure the significant funding that is required to maintain and continue our operations at current levels, or at levels that may be required in the future, we may be required to delay clinical studies or clinical trials, curtail operations, or obtain funds through collaborative arrangements that may require us to relinquish rights to some of our products or potential markets. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern.

We may pursue additional support from the federal government for our vaccine and immunotherapy development programs; however, as we progress to the later stages of our development activities, government financial support may be more difficult to obtain, may be terminated prior to the receipt of all funds, or may not be available at all. Therefore, it will be necessary for us to look to other sources of funding to finance our development activities. Additionally, even if we secure funding, such funding may be revoked if the agreements underlying the funding are terminated. For example, in April 2025, we received formal notice from ATI that BARDA elected to terminate the ATI-RRPV Contract for convenience, consistent with its terms.

We may also plan additional offerings of our equity securities, debt, or convertible debt instruments. To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience dilution, and debt financing, if available, may involve restrictive covenants and substantial fixed payments or may otherwise further constrain our financial flexibility.

Significant disruptions of information technology systems or breaches of information security systems could adversely affect our business.

We rely upon a combination of information technology systems and traditional recordkeeping to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information (including, but not limited to, personal information and intellectual property). We have also outsourced elements of our operations to third parties, including elements of our information technology systems and, as a result, we manage a number of independent vendor relationships with third parties who may or could have access to our confidential information. Our information technology and information security systems and records are potentially vulnerable to security breaches, service interruptions, or data loss from inadvertent or intentional actions by our employees or vendors. Our information technology and information security systems and records are also potentially vulnerable to malicious attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of expertise and motives (including, but not limited to, financial crime, industrial espionage, and market manipulation). In addition, the rapid evolution and increased adoption of artificial intelligence and machine learning technologies may intensify our information security risks.

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

Since its enactment, there have also been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts to repeal or replace certain aspects of the statute. We continue to evaluate the effect that the Affordable Care Act and subsequent changes to the statute has on our business. Changes in legislation, regulation or policy increase the likelihood that we will fail to appropriately adapt to changes in our compliance obligations, particularly when such changes happen abruptly, such as following a change in government. It is uncertain the extent to which any such changes may impact our business or financial condition.

There has also been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products. There have been several Congressional inquiries and proposed bills, as well as state efforts, designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In June 2017, the FDA issued a Drug Competition Action plan intended to lower prescription drug prices by encouraging competition from generic versions of existing products. In July 2018, the FDA issued a Biosimilar Action Plan, intended to similarly promote competition to prescription biologics from biosimilars. Additionally, laws such as the Inflation Reduction Act have granted the Centers for Medicare and Medicaid Services the ability to negotiate drug prices for certain prescription drugs.

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

Future or existing patents issued to third parties may contain patent claims that cover our products or their use or manufacture. In particular, the patent landscape in the COVID-19 vaccine space is crowded, and a large number of patent applications have been filed by numerous entities since January 2020, including for the use of certain SARS-CoV-2 antigens and antigenic combinations, including from Pfizer, Moderna, Janssen Pharmaceuticals, Inc., Sementis LTD., VaxBio, Inc., Oxford University, BioNTech, Ichan School of Medicine at Mount Sinai, Diosynvax LTD., The University of Alberta, University of Texas, and Tonix Pharmaceuticals. If a third party were to assert an infringement claim against us in the future with respect to our current products or with respect to products that we may develop or license, such litigation or interference proceedings could force us to:

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

In addition, the research resulting in certain of our in-licensed patent rights and technology was funded in part by the United States government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The United States government also has the right to take title to these inventions if the applicable licensor fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to United States industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations, and prospects.

Changes to the Biologics Price Competition and Innovation Act’s exclusivity provisions could affect our market exclusivity.

In addition to our patents, we intend to rely on the regulatory exclusivity provisions of the Biologics Price Competition and Innovation Act (BPCIA) to protect our market in the United States. According to the BPCIA, new reference biologics are entitled to 4 years of data exclusivity and 12 years of market exclusivity in the United States from the date of first FDA licensure. According to the BPCIA, the FDA is prohibited from 1) accepting applications for an abbreviated pathway Section 351(k) biosimilar follow-on product for a period of 4 years, and 2) approve an abbreviated pathway Section 351(k) biosimilar follow-on product for a period of 12 years. Since the passage of the BPCIA, various bills have been introduced in the United States Congress to reduce these exclusivity periods. Any congressional changes to these exclusivity periods could harm our competitive position and our ability to prevent competitive biosimilar follow-on products from entering the market.

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

In order to meet our operating cash flow needs, we may plan additional offerings of our equity securities, debt, or convertible debt instruments. The sale of additional equity securities, or the issuance of additional equity securities under our stock incentive plans, could result in significant additional dilution to our stockholders. The incurrence of indebtedness could result in debt service obligations and operating and financing covenants that would restrict our operations. We cannot assure investors that financing will be available in amounts or on terms acceptable to us, if at all.

We are obligated to issue additional shares of our Common Stock in connection with our outstanding warrants if the warrant holders choose to exercise them. There are warrants currently exercisable for approximately 5.4 million shares with a weighted average exercise price of $1.94 per share. The exercise of these warrants will cause us to issue additional shares of our Common Stock and will dilute the percentage ownership of our stockholders.

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

Our common stock currently is listed for quotation on the Nasdaq Capital Market. We are required to meet specified financial requirements in order to maintain such listing, including a requirement that the bid price for our common stock remain above $1.00, and that the market value of our publicly held securities be at least $1 million. In addition, Nasdaq has recently proposed a new $5 million market value of listed securities requirement that we would not currently satisfy and therefore could cause our common stock be delisted by Nasdaq on an imminent basis, if approved by the SEC.

Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 for continued inclusion on the Nasdaq Capital Market. If the trading price of our common stock were to fall below $1.00 per share, we would not be compliant this requirement. In such event, we would be subject to delisting, and because we consummated a reverse stock split in January 2026, we would be ineligible for any compliance period under recently implemented Nasdaq listing rules if this event occurred prior to the one-year anniversary of such reverse stock split. As a result, such a decline in the price of our common stock, if it were to occur, would be expected to result in the prompt delisting of our common stock from the Nasdaq Capital Market.

In addition, Nasdaq Listing Rules 5550(a)(5) and 5550(b)(1) require that the market value of our publicly held common stock (which is our only outstanding class of capital stock) to be at least $1 million and that our stockholders’ equity as reported in our most recent quarterly balance sheet to be at least $2.5 million. If the market value of our publicly held common stock declines below $1 million or our stockholders’ equity falls below $2.5 million, we would also be subject to Nasdaq delisting proceedings on that basis.

Nasdaq’s staff also maintains discretionary authority under its listing rules to delist companies whose capital structure or public offerings raise public interest and investor protection concerns, including as a result of highly dilutive issuances, and it is possible that Nasdaq could assert that past offerings that we have consummated, or future offerings we may consummate, raise such concerns. In addition, to raise the significant amount of capital that we expect to need to fund our strategic plan, potential investors may require us to accept terms (such as board representation rights in excess of an investor’s beneficial ownership of our common stock) that could conflict with Nasdaq listing standards and result in us being delisted.

In addition to the foregoing requirements, Nasdaq has recently proposed a new listing requirement that would require each Nasdaq listed issuer to maintain a minimum market value of listed securities of at least $5 million. Under this proposal, if the value of an issuer’s listed securities, as measured by each applicable trading day’s closing price, continues to be less than $5 million for a period of 30 consecutive trading days, the issuer’s securities would immediately be delisted, with no compliance or cure period. The proposed rule would also preclude an issuer’s ability to seek stay of delisting during any appeals process and would preclude Nasdaq hearings panels from reversing the delisting determination to situations where there was an error and the company never actually failed to satisfy the requirement. The panel would also not be able to consider any facts indicating that issuer subsequently regained compliance with the requirement or grant an issuer any additional time to regain compliance. The proposed rule is subject to review and approval by the SEC, and it is unknown whether the SEC will approve the proposal. If approved by the SEC, the rule could become effective on an imminent basis. Our common stock currently trades at levels that are below the $5 million aggregate market value threshold proposed by Nasdaq. As such, if this proposal is approved by the SEC, our common stock could be imminently delisted by Nasdaq on this basis.

If our common stock is delisted, we may seek to have our common stock quoted on an over-the-counter marketplace, such as on the OTCQX. The OTCQX is not a stock exchange, and if our common stock trades on the OTCQX rather than a securities exchange, there may be significantly less trading volume and analyst coverage of, and significantly less investor interest in, our common stock, which may lead to lower trading prices for our common stock.

Any potential delisting of our common stock from the Nasdaq Capital Market may have materially adverse consequences to our stockholders, including:

●	reduced market price and liquidity with respect to our shares of common stock;
●	limited dissemination of the market price of our common stock;
●	limited news coverage;
●	limited interest by investors in our common stock;
●	volatility of the prices of our common stock, due to low trading volume;
●

our common stock being considered a “penny stock,” which would result in broker-dealers participating in sales of our common stock being subject to the regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act;

●	increased difficulty in selling our common stock in certain states due to “blue sky” restrictions; and
●	limited ability to issue additional securities or to secure additional financing.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 1C.	CYBERSECURITY

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

Our principal executive offices are located in Smyrna, Georgia, where we lease approximately 7,500 square feet of office space. Our lease for the premises is currently scheduled to terminate on October 31, 2028. Our laboratory operations are located in Atlanta, Georgia, where we lease wet lab space and associated office space. We do not currently own any real property. We believe that our current facilities are adequate to meet our immediate needs and that if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Holders

On April 15, 2026, there were 25 holders of record of our common stock. The majority of our shares of common stock are held by brokers and other institutions on behalf of stockholders, and we are unable to estimate the total number of stockholders represented by these record holders.

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

We did not repurchase any of our equity securities during the fourth quarter of 2025.

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

GeoVax’s primary near-term strategic development priority is GEO-MVA, an MVA-based vaccine candidate for mpox and smallpox. GEO-MVA is being advanced on an expedited regulatory pathway in Europe and. is intended to address a documented global supply constraint for orthopoxvirus vaccines. The Company believes GEO-MVA is well-positioned to support both civilian public health needs and broader preparedness and biodefense objectives. The advancement of GEO-MVA represents the Company’s most near-term opportunity to achieve regulatory approval and potential commercialization. The program is advancing under an expedited regulatory pathway, with plans to initiate a pivotal Phase 3 clinical trial in the second half of 2026, to address critical global needs for expanded orthopoxvirus vaccine supply and biodefense preparedness.

The Company’s lead clinical program in oncology is Gedeptin®, a novel oncolytic solid tumor gene-directed therapy, which recently completed a multicenter Phase 1/2 clinical trial for advanced head and neck cancers. A Phase 2 clinical trial evaluating Gedeptin in combination with an ICI as first-line treatment of patients with squamous cell head and neck cancer eligible for curative surgery, is planned for the first half of 2027.

The Company is also developing GEO-CM04S1, a next-generation COVID-19 vaccine which is currently being evaluated in two Phase 2 clinical trials: (i) as a primary vaccine for immunocompromised patients, including those with hematologic malignancies and other patient populations for whom the currently authorized COVID-19 vaccines are inadequate and (ii) as a booster vaccine in patients with CLL, where an interim DSMB review demonstrated superior immune responses versus an mRNA vaccine. An additional clinical trial evaluating GEO-CM04S1 as more robust booster vaccine in healthy adults who previously received an mRNA vaccine has completed enrollment, with data readouts anticipated in the first half of 2026.

Our corporate strategy is to advance, protect, and strategically leverage our proprietary vaccine and immunotherapy platforms to develop differentiated preventive and therapeutic solutions for infectious diseases and solid tumors. We aim to efficiently progress our product candidates through clinical development and pursue regulatory approval and commercialization through internal development and selective external licensing and partnership arrangements. We also work collaboratively with academic, governmental, and industry partners to validate our technologies, support development efforts and enhance the strategic value of our pipeline.

Our programs are in various stages of development. Key updates for our lead programs are outlined below:

●	GEO-MVA – mpox/smallpox Vaccine Candidate:
o

GEO-MVA is a MVA vaccine candidate intended for protection against mpox and smallpox. MVA is the strain recommended by both the World Health Organization (WHO) and CDC for these indications and is currently used in the U.S. Strategic National Stockpile.

o

Following scientific advice from the EMA, in May 2025, we intend to proceed directly to a Phase 3 trial, bypassing traditional Phase 1 and 2 studies, subject to final protocol and regulatory alignment. The Phase 3 study is expected to initiate in late 2026.

o	A cGMP clinical drug substance batch of GEO-MVA has been successfully produced to support clinical development.
●	Gedeptin® -- Gene-Directed Enzyme Prodrug Therapy (GDEPT):
o

Gedeptin has successfully completed a Phase 1/2 clinical trial (NCT03754933) in patients with advanced HNSCC. This trial was funded in part by the FDA pursuant to its Orphan Products Clinical Trials Grants Program.

o

Planning activities are underway for a Phase 2 trial to evaluate the addition of intra-tumoral Gedeptin and intravenous fludarabine to recently approved neoadjuvant pembrolizumab as first-line treatment of patients with head and neck squamous cell carcinoma eligible for curative surgery. Trial initiation is targeted for initiation in 2027.

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

o

In June 2024, GeoVax received a development award through the Rapid Response Partnership Vehicle (RRPV), funded by the Biomedical Advanced Research and Development Authority (BARDA), to support advancement of GEO-CM04S1 into a Phase 2b study. The award was formalized through an agreement with Advanced Technology International (ATI), the RRPV’s consortium management firm (the “ATI-RRPV Contract”). On April 11, 2025, we received formal notice from ATI that BARDA elected to terminate the ATI-RRPV Contract for convenience, consistent with its terms.

●	Manufacturing Platform – Continuous Avian Cell Line:
o

GeoVax is developing a continuous avian cell line manufacturing platform for production of its MVA-based vaccines. This platform will enable scalable, high-yield production of vaccine candidates under current cGMP conditions. Thus far, initial process development steps in support of cGMP production of GEO-MVA in the continuous avian cell line have been achieved Unlike traditional egg-based production methods, continuous cell line manufacturing offers greater efficiency, reproducibility and flexibility, supporting rapid response capabilities for emerging infectious diseases and biothreats. This approach is aligned with U.S. and international priorities for modernizing vaccine manufacturing and ensuring supply chain resilience

Financial Overview

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

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements for the year ended December 31, 2025, which are included in this Annual Report. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Stock-Based Compensation

We account for stock-based transactions in which the Company receives services from employees, directors or others in exchange for equity instruments based on the fair value of the award at the grant date. Stock-based compensation cost for awards of common stock is estimated based on the price of the underlying common stock on the date of issuance. Stock-based compensation cost for stock options or warrants is estimated at the grant date based on each instrument’s fair value as calculated by using the Black-Scholes option pricing model. We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period for the award. See Note 6 to our consolidated financial statements for the year ended December 31, 2025 for additional stock-based compensation information.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	2025	2024	Change
Revenue from government contract	$2,489,145	$3,954,576	$(1,465,431)
Operating expenses:
Research and development	18,121,519	23,713,602	(5,592,083)
General and administrative	6,006,673	5,385,254	621,419
Total operating expenses	24,128,192	29,098,856	(4,970,664)
Loss from operations	(21,639,047)	(25,144,280)	3,505,233
Interest income	174,276	173,359	917
Interest expense	-	(21,375)	21,375
Net loss	$(21,464,771)	$(24,992,296)	$3,527,525

Revenue from Government Contract

During the years ended December 31, 2025 and 2024, we reported revenues of $2,489,145 and $3,954,576, respectively, associated with the ATI-RRPV Contract. On April 11, 2025, we received the Notice from ATI directing us to stop work on all of our efforts with respect to the ATI-RRPV Contract and notifying us that that BARDA elected to terminate the ATI-RRPV Contract for convenience, consistent with its terms.

Research and Development Expenses

Our research and development expenses were $18,121,519 for the year ended December 31, 2025, as compared to $23,713,602 for 2024, representing a decrease of $5,592,083 (24%). The overall decrease primarily relates to discontinued costs associated with termination of the ATI-RRPV Contract, as well as lower costs for the GEO-CM04S1 clinical trials and manufacturing costs associated with the GEO-CM04S1 and Gedeptin programs. Research and development expense for 2025 and 2024 includes stock-based compensation expense of $513,867 and $222,202, respectively, associated with employee stock options.

General and Administrative Expenses

Our general and administrative expenses were $6,006,673 for the year ended December 31, 2025, as compared to $5,385,254 for 2024, representing an increase of $621,419 (12%). The overall increase relates primarily to higher personnel costs, investor relations consulting and other programmatic expenses, patent costs, and stock-based compensation expense. General and administrative expense for 2025 and 2024 includes stock-based compensation expense of $601,287 and $306,442, respectively, associated with employee and consultant stock options and stock awards.

Other Income

Interest income was $174,276 and $173,359 for the years ended December 31, 2025 and 2024, respectively. The variances between years are primarily attributable to the cash available for investment and to interest rate fluctuations. Interest expense was $-0- and $21,375 for the years ended December 31, 2025 and 2024, respectively, associated with certain notes payable issued and repaid during 2024.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of December 31, 2025 and 2024, and our cash flows for the years then ended:

	As of December 31,
Liquidity and Capital Resources	2025	2024
Cash and cash equivalents	$3,085,741	$5,506,941
Working capital	3,377,950	4,827,551

	Year Ended December 31,
Cash Flow Data	2025	2024
Net cash provided by (used in):
Operating activities	$(21,473,969)	$(24,675,511)
Investing activities	(27,612)	(20,653)
Financing activities	19,080,381	23,750,516
Net decrease in cash and cash equivalents	$(2,421,200)	$(945,648)

Operating Activities – Net cash used in operating activities of $21,473,969 for 2025 was primarily due to our net loss of $21,464,771, offset by non-cash items such as depreciation expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $24,675,511 for 2024 was primarily due to our net loss of $24,992,296, offset by non-cash items such as depreciation expense and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – Net cash used in investing activities was $27,612 and $20,653 for 2025 and 2024, respectively, and relates to purchases of laboratory equipment.

Financing Activities – Net cash provided by financing activities was $19,080,381 for 2025, consisting of primarily of net proceeds from offerings of our common stock and the exercise of warrants. Net cash provided by financing activities was $23,750,516 for 2024, consisting of primarily of net proceeds from offerings of our common stock and the exercise of warrants.

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

On March 25, 2025, we closed a registered direct offering of our common stock and warrants. Net proceeds after deducting placement agent fees and expenses and other offering expenses were approximately $4.1 million. During the first quarter of 2025, we also sold shares of our common stock pursuant to the ATM Program for net proceeds of approximately $3.8 million.

On July 2, 2025, we closed a public offering of our common stock and warrants. Net proceeds after deducting placement agent fees and expenses and other offering expenses were approximately $5.5 million. On September 30, 2025, we closed a registered direct offering of our common stock and warrants. Net proceeds after deducting placement agent fees and other offering expenses were approximately $2.3 million. During the third quarter of 2025, we also sold shares of our common stock pursuant to the ATM Program for net proceeds of approximately $220,000.

On December 22, 2025, we closed a public offering of our common stock and warrants. Net proceeds after deducting placement agent fees and expenses and other offering expenses were approximately $3.0 million. During the fourth quarter of 2025, we also sold shares of our common stock pursuant to the ATM Program for net proceeds of approximately $71,000.

On February 17, 2026, we closed a registered direct offering of our common stock and warrants. Net proceeds after deducting placement agent fees and other offering expenses were approximately $885,000.

On March 31, 2026, entered into warrant exercise inducement letters with the holders of certain existing warrants whereby the holders agreed to exercise warrants at a reduced exercise price. Net proceeds to us after deducting placement agent commissions and other offering expenses were approximately $763,000.

During the first quarter of 2026, we also sold shares of our common stock pursuant to the ATM Program for net proceeds of approximately $71,000.

As of the date of this Annual Report, we believe that our existing cash and cash equivalents are sufficient to fund our operations into mid-second quarter of 2026. We plan to pursue additional cash resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources.

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

Our consolidated financial statements and supplemental schedule and notes thereto as of December 31, 2025 and 2024 and for the two-year period ended December 31, 2025 together with the independent registered public accounting firm’s report thereon, are set forth on pages F-1 to F-17 of this Annual Report.

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

We carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Insider Adoption or Termination of Trading Arrangements

During the three months ended December 31, 2025, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is included in our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC under the captions “Directors and Executive Officers” and “Corporate Governance” and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is included in our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC under the captions “Corporate Governance” and “Executive Compensation” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC under the captions “Security Ownership of Principal Stockholders, Directors and Executive Officers” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC under the caption “Ratification of Appointment of the Independent Registered Public Accounting Firm” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(2)

Financial Statement Schedules

The following financial statement schedule is set forth on page F-18 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2025 and 2024.

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation filed April 12, 2024 (19)
3.2	Certificate of Amendment to Certificate of Incorporation filed January 9, 2026 (33)
3.3	Bylaws (as amended May 23, 2024) (21)
4.1	Description of Registrant’s Securities (27)
4.2	Form of Stock Certificate representing the Company’s Common Stock, par value $0.001 per share (33)
4.3	Form of Common Stock Purchase Warrant, dated September 28, 2021 (11)
4.4	Form of Common Stock Purchase Warrant, dated May 21, 2024 (20)
4.5	Form of Common Stock Purchase Warrant, dated July 12, 2024 (22)
4.6	Form of Common Stock Purchase Warrant, dated August 21, 2024 (23)
4.7	Form of Common Stock Purchase Warrant, dated August 30, 2024 (24)
4.8	Form of Common Stock Purchase Warrant, dated March 25, 2025 (26)
4.9	Warrant Amendment Agreement, dated March 23, 2025 (26)
4.10	Form of Common Stock Purchase Warrant, dated July 2, 2025 (28)
4.11	Form of Common Stock Purchase Warrant, dated September 30, 2025 (29)
4.12	Form of Common Stock Purchase Warrant, dated December 22, 2025 (32)
4.13	Form of Pre-Funded Warrant, dated February 17, 2026 (34)
4.14	Form of Series A-1 Common Warrant, dated February 17, 2026 (34)
4.15	Form of Series A-2 Common Warrant, dated February 17, 2026 (34)
4.16	Form of Warrant Amendment Agreement, dated February 17, 2026 (34)
4.17	Form of Inducement Letter, dated March 31, 2026 (35)
4.18	Form of Common Stock Purchase Warrant, dated March 31, 2026 (35)
10.1**	Employment Agreement between GeoVax Labs, Inc. and David A. Dodd (4)
10.2**	Employment Agreement between GeoVax, Inc. and Mark W. Reynolds (2)
10.2.1**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Mark W. Reynolds (3)
10.3**	Employment Agreement between GeoVax, Inc. and Mark J. Newman, PhD (13)
10.3.1**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Mark J. Newman, PhD (14)
10.4**	Employment Agreement between GeoVax, Inc. and Kelly T. McKee, MD (16)
10.4.1**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and Kelly T. McKee, MD (16)
10.5**	Employment Agreement between GeoVax, Inc. and John W. Sharkey, PhD (14)
10.5.1**	Amendment No. 1 to Employment Agreement between GeoVax Labs, Inc. and John W. Sharkey, PhD (14)
10.6**	GeoVax Labs, Inc. 2020 Stock Incentive Plan (8)

10.6.1**	GeoVax Labs, Inc. 2023 Stock Incentive Plan (15)
10.6.2**	GeoVax Labs, Inc. 2025 Stock Incentive Plan (30)
10.6.3**	Form of Stock Option Agreement under the GeoVax Labs, Inc. 2020 Stock Incentive Plan (7)
10.6.4*,**	Form of Stock Option Agreement under the GeoVax Labs, Inc. 2023 Stock Incentive Plan
10.6.5*,**	Form of Stock Option Agreement under the GeoVax Labs, Inc. 2025 Stock Incentive Plan
10.7	Patent and Biological Materials License Agreement with the National Institute of Allergy and Infectious Diseases, dated October 22, 2020 (9) ***
10.8	Patent and Biological Materials License Agreement for Internal Research Use with the National Institute of Allergy and Infectious Diseases, dated November 25, 2020 (10) ***
10.9	Membership Agreement (Portal Innovation Science Square Labs), dated August 1, 2025 (31)
10.10	Office Lease, dated September 15, 2025 (31)
10.11	Summary of the GeoVax Labs, Inc. Director Compensation Plan (13)
10.12	Assignment and License Agreement by and between GeoVax, Inc. and PNP Therapeutics, Inc. dated September 28, 2021 (12) ***
10.13	License Agreement by and between GeoVax, Inc. and City of Hope, dated November 9, 2021 (12) ***
10.13.1	Amendment to License Agreement, dated April 11, 2023, between GeoVax, Inc. and City of Hope (17) ***
10.14	Securities Purchase Agreement, dated May 16, 2024 (20)
10.15	Securities Purchase Agreement, dated July 11, 2024 (22)
10.16	Securities Purchase Agreement, dated August 20, 2024 (23)
10.17	Securities Purchase Agreement, dated August 28, 2024 (24)
10.18	Securities Purchase Agreement, dated March 23, 2025 (26)
10.19	Sales Agreement, by and between the Company and A.G.P./Alliance Global Partners (25)
10.20	Placement Agency Agreement between the Company and A.G.P./Alliance Global Partners (26)
10.21	Placement Agency Agreement between the Company and Roth Capital Partners, LLC (28)
10.22	Placement Agency Agreement between the Company and Roth Capital Partners, LLC (29)
10.23	Securities Purchase Agreement, dated July 2, 2025 (28)
10.24	Securities Purchase Agreement, dated September 30, 2025 (29)
10.25	Placement Agency Agreement between the Company and Roth Capital Partners, LLC (32).
10.26	Securities Purchase Agreement, dated December 22, 2025 (32).
10.27	Securities Purchase Agreement, dated February 12, 2026 (34).
14.1	Code of Ethics (5)
19.1	Insider Trading Policy (27)
21.1	Subsidiaries of the Registrant (6)
23.1*	Consent of Wipfli LLP (U.S. PCAOB Auditor Firm ID 344)
31.1 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recoupment Policy (18)
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Indicates a management contract or compensatory plan or arrangement.
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

(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 8, 2010.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 23, 2013.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed September 7, 2018.
(5)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 26, 2019
(6)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed November 7, 2019.
(7)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 23, 2021.
(8)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed November 12, 2021.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed October 26, 2020.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed November 30, 2020.
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed September 29, 2021.
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed November 10, 2021.
(13)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 9, 2022.
(14)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed August 3, 2022.
(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed December 8, 2022.
(16)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 23, 2023.
(17)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed May 4, 2023.
(18)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed February 29, 2024.
(19)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed May 14, 2024.
(20)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 21, 2024.
(21)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 23, 2024.
(22)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed July 12, 2024.
(23)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 21, 2024.
(24)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 30, 2024.
(25)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed September 25, 2024.
(26)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 25, 2025.
(27)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed March 27, 2025.
(28)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed July 2, 2025.
(29)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed September 30, 2025.
(30)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed June 6, 2025.
(31)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed November 13, 2025.
(32)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed December 22, 2025.
(33)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 12, 2026.
(34)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed February 17, 2026.
(35)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 31, 2026o

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOVAX LABS, INC.

By:	/s/ David A. Dodd
Name:	David A. Dodd
Title:	President and Chief Executive Officer

Date:	April 15, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ David A. Dodd	Director President and Chief Executive Officer	April 15, 2026
David A. Dodd	(Principal Executive Officer)

/s/ Mark W. Reynolds	Chief Financial Officer	April 15, 2026
Mark W. Reynolds	(Principal Financial and Accounting Officer)

/s/ Randal D. Chase	Director	April 15, 2026
Randal D. Chase

/s/ Dean G. Kollintzas	Director	April 15, 2026
Dean G. Kollintzas

/s/ Nicole Lemerond	Director	April 15, 2026
Nicole Lemerond

/s/ Robert T. McNally	Director	April 15, 2026
Robert T. McNally

/s/ Jayne Morgan	Director	April 15, 2026
Jayne Morgan

/s/ John N. Spencer, Jr.	Director	April 15, 2026
John N. Spencer, Jr.

GEOVAX LABS, INC.

7000 Central Parkway NE Suite 1000 Atlanta, GA 30328	404 588 4200 wipfli.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GeoVax Labs, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GeoVax Labs, Inc. and subsidiary
(the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements and schedule (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

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

"Wipfli" is the brand name under which Wipfli LLP and Wipfli Advisory LLC and its respective subsidiary entities provide professional services. Wipfli LLP and Wipfli Advisory LLC (and its respective subsidiary entities) practice in an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable law, regulations, and professional standards. Wipfli LLP is a licensed independent CPA firm that provides attest services to its clients, and Wipfli Advisory LLC provides tax and business consulting services to its clients. Wipfli Advisory LLC and its subsidiary entities are not licensed CPA firms.

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

Atlanta, Georgia

April 15, 2026

"Wipfli" is the brand name under which Wipfli LLP and Wipfli Advisory LLC and its respective subsidiary entities provide professional services. Wipfli LLP and Wipfli Advisory LLC (and its respective subsidiary entities) practice in an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable law, regulations, and professional standards. Wipfli LLP is a licensed independent CPA firm that provides attest services to its clients, and Wipfli Advisory LLC provides tax and business consulting services to its clients. Wipfli Advisory LLC and its subsidiary entities are not licensed CPA firms.

GEOVAX LABS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,085,741	$5,506,941
Government contract receivable	-	659,409
Prepaid expenses and other current assets	2,228,910	1,768,533
Total current assets	5,314,651	7,934,883
Property and equipment, net	108,830	149,974
Operating lease right-of-use assets	831,440	-
Other assets	86,947	71,010

Total assets	$6,341,868	$8,155,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$790,750	$1,849,760
Accrued expenses	882,816	1,257,572
Operating lease liability, current portion	263,135	-
Total current liabilities	1,936,701	3,107,332

Operating lease liability, net of current portion	580,035	-
Total liabilities	2,516,736	3,107,332

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 150,000,000
Issued and outstanding shares – 1,732,147 and 421,475 at December 31, 2025 and 2024, respectively	1,732	421
Additional paid-in capital	154,644,252	134,404,195
Accumulated deficit	(150,820,852)	(129,356,081)
Total stockholders’ equity	3,825,132	5,048,535

Total liabilities and stockholders’ equity	$6,341,868	$8,155,867

See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024
Revenue from government contract	$2,489,145	$3,954,576

Operating expenses:
Research and development	18,121,519	23,713,602
General and administrative	6,006,673	5,385,254
Total operating expenses	24,128,192	29,098,856

Loss from operations	(21,639,047)	(25,144,280)

Other income (expense):
Interest income	174,276	173,359
Interest expense	-	(21,375)
Total other income (expense)	174,276	151,984

Net loss	$(21,464,771)	$(24,992,296)

Basic and diluted:
Net loss per common share	$(22.40)	$(120.46)
Weighted average shares outstanding	958,443	207,482

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2023	79,086	$79	$110,127,044	$(104,363,785)	$5,763,338
Sale of common stock and warrants for cash	195,561	196	21,398,187	-	21,398,383
Issuance of common stock upon warrant exercise	144,343	144	2,366,989	-	2,367,133
Issuance of common stock for services	268	-	37,500	-	37,500
Fractional share roundup following reverse split	2,217	2	(2)	-	-
Stock option expense	-	-	474,477	-	474,477
Net loss for the year ended December 31, 2024	-	-	-	(24,992,296)	(24,992,296)
Balance at December 31, 2024	421,475	$421	$134,404,195	$(129,356,081)	$5,048,535
Sale of common stock and warrants for cash	1,212,459	1,213	18,922,959	-	18,924,172
Issuance of common stock upon warrant exercises	93,005	93	156,116	-	156,209
Issuance of common stock for services	5,208	5	49,995	-	50,000
Stock option expense	-	-	1,110,987	-	1,110,987
Net loss for the year ended December 31, 2025	-	-	-	(21,464,771)	(21,464,771)
Balance at December 31, 2025	1,732,147	$1,732	$154,644,252	$(150,820,852)	$3,825,132

See accompanying notes to consolidated financial statements.

GEOVAX LABS. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,464,771)	$(24,992,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,756	95,368
Stock-based compensation expense	1,115,154	528,644
Changes in assets and liabilities:
Government contract receivable	659,409	(659,409)
Prepaid expenses and other current assets	(414,544)	(352,047)
Other assets	27,623	1,116,778
Accounts payable and accrued expenses	(1,465,596)	(412,549)
Total adjustments	(9,198)	316,785
Net cash used in operating activities	(21,473,969)	(24,675,511)

Cash flows from investing activities:
Purchase of equipment	(27,612)	(20,653)
Net cash used in investing activities	(27,612)	(20,653)

Cash flows from financing activities:
Net proceeds from issuance of notes payable – related parties	-	135,000
Repayment of notes payable – related parties	-	(150,000)
Net proceeds from sale of common stock and warrants	18,924,172	21,398,383
Net proceeds from warrant exercises	156,209	2,367,133
Net cash provided by financing activities	19,080,381	23,750,516

Net decrease in cash and cash equivalents	(2,421,200)	(945,648)
Cash and cash equivalents at beginning of period	5,506,941	6,452,589

Cash and cash equivalents at end of period	$3,085,741	$5,506,941

Supplemental disclosure of non-cash financing activities:

During the year ended December 31, 2025, we recorded lease liabilities of approximately $875,000 arising from obtaining right of use assets.

See accompanying notes to consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2025 and 2024

1.         Nature of Business

GeoVax Labs, Inc., headquartered in the Atlanta, Georgia metropolitan area, is a clinical-stage biotechnology company incorporated under the laws of the State of Delaware. GeoVax Labs, Inc. and its wholly owned subsidiary, GeoVax, Inc., a Georgia corporation, are collectively referred to herein as “GeoVax” or the “Company”.

The Company is focused on developing immunotherapies and vaccines against infectious diseases and cancers using novel vector vaccine platforms. GeoVax’s lead clinical program is GEO-CM04S1, a multi-antigen, next-generation COVID-19 vaccine currently in three Phase 2 clinical trials, being evaluated as (i) a primary vaccine for immunocompromised patients such as those suffering from hematologic cancers and other patient populations for whom the current authorized COVID-19 vaccines are insufficient, (ii) a booster vaccine in patients with chronic lymphocytic leukemia (CLL), and (iii) a more robust, durable COVID-19 booster among healthy patients who previously received the mRNA vaccines. In oncology GeoVax’s lead clinical program is Gedeptin®, a novel oncolytic solid tumor gene-directed therapy which recently completed a multicenter Phase 1/2 clinical trial for advanced head and neck cancers. The Company is also developing GEO-MVA, a vaccine targeting Mpox and smallpox, which it anticipates progressing directly to a Phase 3 clinical evaluation.

2.         Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GeoVax Labs, Inc. together with GeoVax, Inc. All intercompany transactions have been eliminated in consolidation.

Basis of Presentation and Going Concern

We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates and will require additional funding to continue our research and development activities. We believe that our existing cash resources will be sufficient to continue our planned operations into mid-second quarter of 2026. We plan to pursue additional capital resources through public or private equity or debt financing, government grants/contracts, arrangements with strategic partners, or from other sources. There can be no assurance that additional funding will be available on favorable terms or at all. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern.

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

The accompanying consolidated financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock splits described in Note 5.

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

Leases

We recognize leases in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, which requires lessees to classify leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. For our long-term operating leases, we recognize a right-of-use asset and a lease liability on our consolidated balance sheets. Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. We recognize rent expense for operating leases on a straight-line basis over the lease term which is included in operating expenses in our consolidated statements of operations. Variable lease payments including lease operating expenses are recorded as incurred.

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

Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding, including any common shares that may be issuable upon exercise of prefunded warrants. Additional potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 3,920,464 and 278,056 shares at December 31, 2025 and 2024, respectively.

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

Segment Information

The Company conducts its business activities and reports financial results as a single operating segment, biotechnology research and development. Using the management approach, qualitative and quantitative criteria established by ASC Topic 280, the Company has determined it has a single reportable segment. The Chief Operating Decision Maker (CODM) makes decisions about allocating resources and assessing performance in a manner consistent with the way the Company operates its business and presents its financial results. The measurement of segment assets is reported on the balance sheet as total assets. The CODM assesses significant expenses such as personnel costs, clinical trials costs, and manufacturing costs for clinical supplies in deciding whether to invest corporate capital into the segment. The Company’s CODM is the CEO. The nature of business and accounting policies of the biotechnology research and development segment are the same as described in the nature of business and summary of significant accounting policies.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Improvements to Income Tax Disclosures. The ASU requires enhanced, disaggregated disclosures regarding rate reconciliation and income taxes paid. The Company adopted this standard effective January 1, 2025, using a prospective approach. The adoption of the ASU is reflected in Note 8 and did not have a material impact on our financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements, nor do we believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

3.         Balance Sheet Components

Prepaid expenses and other current assets consist of the following as of December 31, 2025 and 2024:

	2025	2024
Prepaid clinical trial costs	$1,197,679	$1,524,813
Prepaid insurance premiums	165,067	220,675
Prepaid rent	16,000	13,045
Prepaid contract manufacturing costs	783,321	-
Other	66,843	10,000
Total prepaid expenses	$2,228,910	$1,768,533

Property and equipment consist of the following as of December 31, 2025 and 2024:

	2025	2024
Equipment and furnishings	$512,437	$795,411
Leasehold improvements	-	115,605
Total property and equipment	512,437	911,016
Accumulated depreciation and amortization	(403,607)	(761,042)
Total property and equipment, net	$108,830	$149,974

Depreciation expense was $68,756 and $80,368 during the years ended December 31, 2025 and 2024, respectively.

Other assets consist of the following as of December 31, 2025 and 2024:

	2025	2024
Prepaid technology license fees	$50,000	$60,000
Deposits	36,947	11,010
Total other assets	$86,947	$71,010

Accrued expenses consist of the following as of December 31, 2025 and 2024:

	2025	2024
Payroll-related liabilities	$181,584	$986,691
Accrued clinical trial costs	587,303	200,881
Other accrued expenses	113,929	70,000
Total accrued expenses	$882,816	$1,257,572

4.         Commitments

Operating Leases. During 2025, we leased combined office and laboratory space in the metropolitan Atlanta, Georgia area under an operating lease agreement which expired on December 31, 2025. In August and September 2025, we entered into new agreements for the lease of laboratory space and office space. Each of these agreements provided access to the respective spaces beginning November 1, 2025 for three-year terms, with periodic base rent adjustments throughout the terms. Total operating lease expense for the years ended December 31, 2025 and 2024 was $228,341 and $187,527, respectively.

Operating lease right-of-use assets and liabilities on the consolidated balance sheet represent the present value of the remaining lease payments over the remaining lease terms. Payments for additional fees to cover the Company's share of certain facility expenses are not included in operating lease right-of-use assets and liabilities. The Company uses its incremental borrowing rate to calculate the present value of its lease payments, as the implicit rates in the leases are not readily determinable. As of December 31, 2025, the weighted-average discount rate for our operating leases was 7.0% and the weighted-average remaining term of these leases was 2.8 years.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities as of December 31, 2025:

Year Ending December 31,	Amount
2026	$313,884
2027	327,192
2028	282,211
Total remaining lease payments	923,287
Less: imputed interest	(80,117)
Total operating lease liability	843,170
Less: current portion	(263,135)
Total operating lease liability, net of current portion	$580,035

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

5.         Stockholders’ Equity

Reverse Stock Splits

On January 9, 2026, we effected a one-for-twenty-five reverse split of our common stock and on January 30, 2024, we effected a one-for-fifteen reverse split of our common stock. The accompanying consolidated financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock splits.

Common Stock Transactions

December 2025 Offering. On December 22, 2025, we closed a public offering of an aggregate of 529,796 units, consisting of (i) 529,796 shares of our common stock and (ii) warrants to purchase 1,059,596 shares of common stock at an initial exercise price of $6.125 per share. Net proceeds after deducting placement agent fees and other offering expenses were approximately $3.0 million. As a result of the January 2026 reverse stock split, the number of shares subject to the warrants increased to 2,273,763 and the exercise price was reduced to $2.8543 in accordance with provisions contained in the warrant agreement.

September 2025 Offering. On September 30, 2025, we closed a registered direct offering of 158,730 shares of common stock and in a concurrent private placement, we issued common warrants to the purchasers to purchase up to 476,196 shares of common stock at an initial exercise price of $15.75 per share. Net proceeds after deducting placement agent fees and other offering expenses were approximately $2.3 million. As a result of the January 2026 reverse stock split, the exercise price of the warrants was reduced to $2.8543 in accordance with provisions contained in the warrant agreement.

July 2025 Offering. On July 2, 2025, we closed a public offering of an aggregate of 369,400 units, consisting of (i) 369,400 shares of our common stock and (ii) warrants to purchase 738,800 shares of common stock at an initial exercise price of $16.25 per share. Net proceeds after deducting placement agent fees and other offering expenses were approximately $5.5 million. As a result of subsequent equity offerings during 2025, the exercise price of the warrants was reduced to $4.35 in accordance with provisions contained in the warrant agreement.

March 2025 Offering. On March 25, 2025, we closed a registered direct offering of 54,000 shares of common stock, pre-funded warrants to purchase an aggregate of 83,405 shares of common stock and warrants to purchase up to 137,405 shares of common stock at an exercise price of $32.75 per share. Net proceeds after deducting placement agent fees and other offering expenses were approximately $4.1 million. The pre-funded warrants were fully exercised during the second quarter of 2025.

August 2024 Offerings. On August 30, 2024, we closed a registered direct offering of 33,500 shares of common stock and pre-funded warrants to purchase an aggregate of 5,524 shares of common stock. In a concurrent private placement, we issued common warrants to the purchaser to purchase up to 39,025 shares of common stock at an initial exercise price of $125 per share. Net proceeds after deducting placement agent fees and other offering expenses were approximately $4.6 million. The pre-funded warrants were fully exercised during August 2024. As a result of subsequent equity offerings during 2025, the exercise price of the common warrants was reduced to $32.75.

On August 21, 2024, we closed a registered direct offering of 54,429 shares of common stock and pre-funded warrants to purchase an aggregate of 13,571 shares of common stock. In a concurrent private placement, we issued common warrants to the purchaser to purchase up to 68,000 shares of common stock at an initial exercise price of $125 per share. Net proceeds after deducting placement agent fees and other offering expenses were approximately $7.9 million. The pre-funded warrants were fully exercised during August 2024. As a result of subsequent equity offerings during 2025, the exercise price of the common warrants was reduced to $32.75.

July 2024 Offering. On July 12, 2024, we closed a registered direct offering of 18,345 shares of common stock and pre-funded warrants to purchase an aggregate of 25,055 shares of common stock. In a concurrent private placement, we issued common warrants to the purchaser to purchase up to 86,800 shares of common stock at an initial exercise price of $71.50 per share. Net proceeds after deducting placement agent fees and other offering expenses were approximately $2.8 million. The pre-funded warrants were fully exercised during July 2024. As a result of subsequent equity offerings during 2025, the exercise price of the common warrants was reduced to $14.29 in accordance with provisions contained in the warrant agreement.

May 2024 Offering. On May 21, 2024, we closed a registered direct offering of 8,800 shares of common stock and pre-funded warrants to purchase an aggregate of 23,314 shares of common stock. In a concurrent private placement, we issued common warrants to the purchaser to purchase up to 64,228 shares of common stock at an initial exercise price of $42 per share. Net proceeds after deducting placement agent fees and other offering expenses were approximately $1.2 million. The pre-funded warrants were fully exercised during June 2024. As a result of subsequent equity offerings during 2025, the exercise price of the common warrants was reduced to $8.22 in accordance with provisions contained in the warrant agreement.

ATM Program. On September 25, 2024, we entered into a sales agreement and established an “At-the-Market” continuous offering program (the “ATM Program”), pursuant to which the Company may, from time to time, offer and sell shares of its common stock through its sales agent. The Company’s common stock will be sold at prevailing market prices at the time of the sale and, as a result, prices will vary. The sales agent will be paid a 3% commission on each sale under the ATM Program. During 2024 we sold 80,487 shares of our common stock through the ATM Program for net proceeds of approximately $4.9 million. During 2025 we sold 100,533 shares of our common stock through the ATM Program for net proceeds of approximately $4.1 million.

Warrant Exercises

During July 2025, we issued 9,600 shares of our common stock upon the exercise of stock purchase warrants, with net cash proceeds to us of approximately $156,000.

During April, May and June 2025, we issued 83,405 shares of common stock upon the exercise of pre-funded warrants.

During August 2024, we issued (i) 19,095 shares of our common stock upon the exercise of pre-funded warrants; (ii) 136 shares of our common stock upon the cashless exercise of 160 stock purchase warrants, and (iii) 23,280 shares of our common stock upon the exercise of stock purchase warrants, with net cash proceeds to us of approximately $978,000.

During July 2024, we issued 25,055 shares of our common stock upon the exercise of pre-funded warrants.

During June 2024, we issued (i) 32,834 shares of our common stock upon the exercise of pre-funded warrants; (ii) 102 shares of our common stock upon the cashless exercise of 160 stock purchase warrants, and (iii) 33,080 shares of our common stock upon the exercise of stock purchase warrants, with net cash proceeds to us of approximately $1.4 million.

During February and March 2024, we issued 10,761 shares of our common stock upon the exercise of pre-funded warrants.

Other Common Stock Transactions – During 2025 and 2024 we issued 5,208 and 268 shares, respectively, of our common stock pursuant to consulting agreements (See Note 6). During January 2024 we issued 2,217 shares of our common stock for the roundup of fractional shares associated with the reverse stock split effected on January 30, 2024.

Common Stock Reserved for Future Issuance – Common stock reserved for future issuance consists of the following:

Shares
Stock warrants outstanding	3,874,885
Stock options outstanding	45,579
Stock options authorized for future grants	292,714
Total	4,213,178

Stock Options

We have stock-based incentive plans (the “Stock Incentive Plans”) pursuant to which our Board of Directors may grant stock options or other stock awards to our employees, directors and consultants. A total of 338,293 shares of our common stock are reserved for future issuance pursuant to the Stock Incentive Plans. The exercise price for any option granted may not be less than fair value (110% of fair value for ISO’s granted to certain employees). Options have a maximum ten-year term.

A summary of the Company’s stock option activity during 2025 is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	13,367	$317.75	8.6	$58,500
Granted	32,212	62.00
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2025	45,579	$137.20	8.6	$-
Exercisable at December 31, 2025	9,531	$423.93	7.2	$-

Stock Purchase Warrants

The following warrants were outstanding as of December 31, 2025:

Issue Date	Number of Shares*	Exercise Price*	Expiration
September 2021	268	$4,875.00	September 2026
May 2024	64,228	8.22	May 2029
July 2024	86,800	14.29	January 2030
August 2024	107,025	32.75	March 2030
March 2025	137,405	32.75	June 2030
July 2025	729,200	4.35	July 2030
September 2025	476,196	2.8543	November 2030
December 2025	2,273,763	2.8543	December 2030
Outstanding at December 31, 2025	3,874,885

* Reflects number of shares and exercise prices as adjusted for the January 2026 reverse stock split in accordance with terms contained within each respective warrant agreement.

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

We use the Black-Scholes model for determining the grant date fair value of our stock option grants. This model utilizes certain information, such as the interest rate on a risk-free security with a term generally equivalent to the expected life of the option being valued and requires certain other assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expired, to calculate the fair value of stock options granted. The significant assumptions we used in our fair value calculations for stock options were as follows:

	2025	2024
Weighted average risk-free interest rates	4.5%	3.8%
Expected dividend yield	0.0%	0.0%
Expected life of option (in years)	7.0	7.0
Expected volatility	179.3%	204.2%

The weighted-average grant date fair values of stock options granted during 2025 and 2024 were $61.05 and $55.39, respectively. As of December 31, 2025, there is $1,371,524 of unrecognized compensation expense that will be recognized over a weighted-average period of 2.0 years.

The following table summarizes our total stock-based compensation expense for employees, directors and consultants for the years ended December 31, 2025 and 2024:

	2025	2024
Stock options:
Research and development	$513,867	$222,202
General and administrative	597,120	252,275
Total stock option expense	1,110,987	474,477
Stock awards:
General and administrative	4,167	54,167
Total stock-based compensation expense	$1,115,154	$528,644

7.         Retirement Plan

We participate in a multi-employer defined contribution retirement plan (the “401k Plan”) administered by a third-party service provider, and the Company contributes to the 401k Plan on behalf of its employees based upon a matching formula. During the years ended December 31, 2025 and 2024 our contributions to the 401k Plan were $118,753 and $106,191, respectively.

8.         Income Taxes

At December 31, 2025, we have a consolidated federal net operating loss (“NOL”) carryforward of approximately $135.4 million available to offset against future taxable income of which approximately $25.7 million expires in varying amounts in 2026 through 2037. Additionally, we have approximately $6.7 million in research and development (“R&D”) tax credits that expire in 2026 through 2045 unless utilized earlier. No income taxes have been paid to date. Section 382 of the Internal Revenue Code contains provisions that may limit our utilization of our NOL and R&D tax credit carryforwards in any given year as a result of significant changes in ownership interests that have occurred in past periods or may occur in future periods.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have established a full valuation allowance equal to the amount of our net deferred tax assets due to uncertainties with respect to our ability to generate sufficient taxable income to realize these assets in the future. The table below presents significant components of our deferred tax assets and liabilities at December 31, 2025 and 2024.

	2025	2024
Deferred tax assets:
Net operating loss carryforward	$35,197,253	$30,374,640
Research and development tax credit carryforward	6,709,611	5,506,154
Stock-based compensation expense	965,107	676,250
Accrued expenses	47,212	256,540
Total deferred tax assets	42,919,183	36,813,584
Deferred tax liabilities
Depreciation	18,298	29,812
Net deferred tax assets	42,900,885	36,783,772
Valuation allowance	(42,900,885)	(36,783,772)
Net deferred tax asset after reduction for valuation allowance	$0	$0

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	2025	2024
U.S. federal statutory rate applied to pretax loss	21.0%	21.0%
State income tax (benefit)	4.0	4.0
Permanent differences	(0.0)	(0.0)
NOL carryforward expiration	(2.5)	(4.1)
R&D tax credits, net of expiration	5.7	6.5
Change in valuation allowance and other adjustments	(28.2)	(27.4)
Effective tax rate	0.0%	0.0%

9.         Revenue from Government Contract

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

During the years ended December 31, 2025 and 2024, we recognized revenue of $2,489,145 and $3,954,546, respectively, associated with the ATI-RRPV Contract. We recorded revenue associated with this contract as the reimbursable costs were incurred.

10.         Subsequent Events

Reverse Stock Split. On January 9, 2026, we filed an amendment to our certificate of incorporation with the Delaware Secretary of State to effect a one-for-twenty-five reverse split of our common stock and our common stock began trading on the split-adjusted basis on January 12, 2026. The roundup of fractional shares associated with the reverse stock split resulted in the issuance of an additional 65,547 shares of common stock.

Common Stock Transactions. During January 2026 we sold 23,882 shares of our common stock through the ATM Program for net proceeds of approximately $71,174.

On February 17, 2026, we closed a registered direct offering resulting in the issuance of 432,902 shares of common stock and in a concurrent private placement, we issued common warrants to the purchasers to purchase up to 865,804 shares of common stock at an initial exercise price of $2.31 per share. Net proceeds after deducting placement agent fees and other offering expenses were approximately $885,000.

On March 11, 2026, we issued 3,334 shares of our common stock upon the exercise of stock purchase warrants for net proceeds of approximately $4,800.

On March 31, 2026, entered into warrant exercise inducement letters with the holders of certain existing warrants to purchase up to 793,390 shares of our common stock (at exercise prices ranging from $1.4103 to $32.75 per share), whereby the holders agreed to exercise an aggregate of 634,658 of the warrants at a reduced exercise price of $1.36 per share in consideration for our agreement to issue new warrants to purchase 1,269,316 shares of common stock at an exercise price of $1.36 per share. Upon exercise of their existing warrants, at the holder’s direction we issued to them an aggregate of 560,658 shares of common stock and held 74,000 shares in abeyance. We agreed that the holders shall have the option to exercise the remaining balance of the existing warrants for additional shares of common stock of the Company based on the terms of the inducement letters within 15 days from the closing date. Net proceeds to us after deducting placement agent commissions and other offering expenses were approximately $763,000.

GEOVAX LABS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2025 and 2024

		Additions (Reductions)
Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End Of Period
Reserve Deducted in the Balance Sheet From the Asset to Which it Applies:

Allowance for Deferred Tax Assets
Year ended December 31, 2025	$36,783,772	$6,117,113	$-0-	$-0-	$42,900,885
Year ended December 31, 2024	$29,935,162	$6,848,610	$-0-	$-0-	$36,783,772