Form 10-Q
period 2026-03-31
GeoVax Labs, Inc.
filed 2026-05-14
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-39563

GEOVAX LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0455038
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1955 Lake Park Drive, Suite 300 Smyrna, Georgia	30080
(Address of principal executive offices)	(Zip Code)

(678) 384-7220

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each Exchange on which Registered
Common Stock $0.001 par value	GOVX	The Nasdaq Capital Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐    No ☒

As of May 14, 2026, 3,473,260 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

Part I -- FINANCIAL INFORMATION

Item1	Financial Statements

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,271,762	$3,085,741
Prepaid expenses and other current assets	1,159,581	2,228,910
Total current assets	2,431,343	5,314,651
Property and equipment, net	96,754	108,830
Operating lease right-of-use assets	384,389	831,440
Other assets	69,947	86,947

Total assets	$2,982,433	$6,341,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,430,885	$790,750
Accrued expenses	663,207	882,816
Operating lease liability, current portion	197,468	263,135
Total current liabilities	2,291,560	1,936,701

Operating lease liability, net of current portion	197,103	580,035
Total liabilities	2,488,663	2,516,736

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 150,000,000
Issued and outstanding shares – 2,818,570 and 1,732,147 at March 31, 2026 and December 31, 2025, respectively	2,819	1,732
Additional paid-in capital	156,573,724	154,644,252
Accumulated deficit	(156,082,773)	(150,820,852)
Total stockholders’ equity	493,770	3,825,132

Total liabilities and stockholders’ equity	$2,982,433	$6,341,868

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue from government contract	$-	$1,636,863

Operating expenses:
Research and development	3,903,463	5,354,588
General and administrative	1,369,418	1,687,445
Total operating expenses	5,272,881	7,042,033

Loss from operations	(5,272,881)	(5,405,170)

Other income:
Interest income	10,960	47,519

Net loss	$(5,261,921)	$(5,357,651)

Basic and diluted:
Net loss per common share	$(2.62)	$(11.20)
Weighted average shares outstanding	2,008,134	478,192

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2026
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2025	1,732,147	$1,732	$154,644,252	$(150,820,852)	$3,825,132
Sale of common stock and warrants for cash	1,017,442	1,018	1,717,883	-	1,718,901
Issuance of common stock upon warrant exercises	3,433	3	4,838	-	4,841
Fractional share roundup following reverse split	65,548	66	(66)	-	-
Stock option expense	-	-	206,817	-	206,817
Net loss for the three months ended March 31, 2026	-	-	-	(5,261,921)	(5,261,921)
Balance at March 31, 2026	2,818,570	$2,819	$156,573,724	$(156,082,773)	$493,770

	Three Months Ended March 31, 2025
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2024	421,475	$421	$134,404,195	$(129,356,081)	$5,048,535
Sale of common stock and warrants for cash	132,104	132	7,914,270	-	7,914,402
Stock option expense	-	-	292,744	-	292,744
Net loss for the three months ended March 31, 2025	-	-	-	(5,357,651)	(5,357,651)
Balance at March 31, 2025	553,579	$553	$142,611,209	$(134,713,732)	$7,898,030

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,261,921)	$(5,357,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	12,076	16,921
Stock-based compensation expense	219,317	292,744
Changes in assets and liabilities:
Government contract receivable	-	(838,136)
Prepaid expenses and other current assets	1,072,281	92,440
Accounts payable and accrued expenses	420,526	(171,998)
Total adjustments	1,724,200	(608,029)
Net cash used in operating activities	(3,537,721)	(5,965,680)

Cash flows from investing activities:
Purchase of equipment	-	(16,894)
Net cash used in investing activities	-	(16,894)

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	1,718,901	7,914,402
Net proceeds from warrant exercises	4,841	-
Net cash provided by financing activities	1,723,742	7,914,402

Net increase (decrease) in cash and cash equivalents	(1,813,979)	1,931,828
Cash and cash equivalents at beginning of period	3,085,741	5,506,941

Cash and cash equivalents at end of period	$1,271,762	$7,438,769

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

1.	Nature of Business

GeoVax Labs, Inc. (“GeoVax”, “us”, “we” or the “Company”) is a clinical-stage biotechnology company developing human vaccines and immunotherapies against infectious diseases and solid tumor cancers using novel proprietary platforms.

The Company’s primary development priority is the advancement of GEO-MVA, a Modified Vaccinia Ankara (MVA) vaccine candidate for mpox, smallpox, and other poxviruses. The program is advancing under an expedited regulatory pathway, with plans to initiate a pivotal Phase 3 clinical trial in the second half of 2026. The Company’s lead clinical program in oncology is Gedeptin®, a novel oncolytic solid tumor gene-directed therapy, which recently completed a multicenter Phase 1/2 clinical trial for advanced head and neck cancers and for which a Phase 2 clinical trial evaluating Gedeptin in combination with an immune checkpoint inhibitor (ICI) as first-line treatment of patients with squamous cell head and neck cancer is planned to initiate during the first half of 2027. The Company is also developing GEO-CM04S1, a next-generation multi-antigen COVID-19 vaccine which is currently being evaluated in Phase 2 clinical trials.

2.	Summary of Significant Accounting Policies

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 those accounting policies that we consider significant in determining our results of operations and financial position. During the three months ended March 31, 2026, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

Basis of Presentation

The accompanying financial statements include the accounts of GeoVax Labs, Inc. and GeoVax, Inc. All intercompany transactions have been eliminated in consolidation. The financial statements are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation of interim periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. We expect our operating results to fluctuate for the foreseeable future; therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates and will require additional funding to continue our research and development activities. We believe that our existing cash resources will be sufficient to continue our planned operations into June 2026. We plan to pursue additional capital resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources. There can be no assurance that additional funding will be available on favorable terms or at all. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern.

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

Recent Accounting Pronouncements

During the three months ended March 31, 2026, there have been no new accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

3.	Balance Sheet Components

Prepaid Expenses and Other Current Assets – Prepaid expenses and other current assets consist of the following:

	March 31, 2026	December 31, 2025
Prepaid clinical trial costs	$832,889	$1,197,679
Prepaid insurance premiums	110,045	165,067
Prepaid rent	25,974	16,000
Prepaid contract manufacturing costs	130,340	783,321
Other prepaid expenses	60,333	66,843
Total prepaid expenses and other current assets	$1,159,581	$2,228,910

Property and Equipment – Property and equipment consist of the following:

	March 31, 2026	December 31, 2025
Equipment and furnishings	$512,437	$512,437
Accumulated depreciation and amortization	(415,683)	(403,607)
Total property and equipment, net	$96,754	$108,830

Other Assets – Other assets consist of the following:

	March 31, 2026	December 31, 2025
Prepaid technology license fees	$50,000	$50,000
Deposits	19,947	36,947
Total other assets	$69,947	$86,947

Accrued Expenses – Accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
Payroll-related liabilities	$236,247	$181,584
Accrued clinical trial costs	333,960	587,303
Other accrued expenses	93,000	113,929
Total accrued expenses	$663,207	$882,816

4.	Commitments

Operating Leases. During 2025, we leased combined office and laboratory space in the metropolitan Atlanta, Georgia area under an operating lease agreement which expired on December 31, 2025. In August and September 2025, we entered into new agreements for the lease of laboratory space and office space. Each of these agreements provided access to the respective spaces beginning November 1, 2025 for three-year original terms, with periodic base rent adjustments throughout the terms. During April 2026, the landlord for the facility where our laboratory operations are conducted informed us that the facility is now planned for closure effective September 30, 2026; therefore, our lease will end as of that date. As of March 31, 2026, the remaining terms of our office lease and laboratory lease are 2.6 years and 0.5 years, respectively.

Operating lease right-of-use assets and liabilities on the consolidated balance sheet represent the present value of the remaining lease payments over the remaining lease terms. Payments for additional fees to cover the Company's share of certain facility expenses are not included in operating lease right-of-use assets and liabilities. We use our incremental borrowing rate to calculate the present value of its lease payments, as the implicit rates in the leases are not readily determinable. As a result of the modification to our laboratory lease discussed above, we remeasured the lease liability and made a corresponding adjustment to reduce the carrying amount of the right-of-use asset; the adjusted balances are reflected in our consolidated balance sheet as of March 31, 2026.

Total operating lease expense for the three-month periods ended March 31, 2026 and 2025 was $76,372 and $48,177, respectively. The following table summarizes the Company’s remaining undiscounted cash payment obligations for its operating lease liabilities as of March 31, 2026:

Remainder of 2026	$186,364
2027	123,912
2028	105,811
Total remaining lease payments	416,087
Less: imputed interest	(21,516)
Total operating lease liability as of March 31, 2026	394,571
Less: current portion	(197,468)
Total operating lease liability, net of current portion	$197,103

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

Reverse Stock Split

On January 9, 2026, we effected a one-for-twenty-five reverse split of our common stock. The accompanying consolidated financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock split. The roundup of fractional shares associated with the reverse stock split resulted in the issuance of an additional 65,548 shares of common stock.

Common Stock Transactions

February 2026 Offering. On February 17, 2026, we closed a registered direct offering resulting in the issuance of 432,902 shares of common stock and in a concurrent private placement, we issued common warrants to the purchasers to purchase up to 865,804 shares of common stock at an initial exercise price of $2.31 per share. Net proceeds after deducting placement agent fees and other offering expenses were approximately $885,000.

March 2026 Warrant Exercise Inducement. On March 31, 2026, we entered into warrant exercise inducement letters with the holders of certain existing stock purchase warrants (with exercise prices ranging from $1.4103 to $32.75 per share), whereby the holders agreed to exercise an aggregate of 634,658 of the warrants at a reduced exercise price of $1.36 per share in consideration for our agreement to issue new warrants to purchase 1,269,316 shares of common stock at an exercise price of $1.36 per share. Upon exercise of their existing warrants, at the holder’s direction we issued to them an aggregate of 560,658 shares of common stock and held 74,000 shares in abeyance, which were subsequently issued in April 2026. Net proceeds to us after deducting placement agent commissions and other offering expenses were approximately $762,700.

Other Warrant Exercises. On March 11, 2026, we issued 3,433 shares of our common stock upon the exercise of stock purchase warrants for net proceeds of approximately $4,800.

ATM Program. During 2024, we established an “At-the-Market” continuous offering program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through its sales agent, shares of its common stock. During January 2026 we sold 23,882 shares of our common stock through the ATM Program for net proceeds of approximately $71,200.

Stock Options

We have stock-based incentive plans (the “Plans”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. A total of 338,293 shares of our common stock are reserved for future issuance pursuant to the Plans (inclusive of outstanding stock options. There were no stock option grants or other activity with the Plans during the three months ended March 31, 2026. Certain information concerning stock options outstanding at March 31, 2026 is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Stock options outstanding at March 31, 2026	45,579	$137.20	8.4	$-
Stock options exercisable at March 31, 2026	22,662	$214.22	8.0	$-

Stock Purchase Warrants

The following warrants were outstanding as of March 31, 2026:

Issue Date	Number of Shares*	Exercise Price	Expiration
September 2021	268	$4,875.00	September 2026
July 2025	490,000	4.35	July 2030
September 2025	476,196	1.1877	November 2030
December 2025	2,270,330	1.1877	December2030
February 2026	432,902	2.31	June 2028
February 2026	432,902	2.31	June 2031
March 2026	1,269,316	1.36	June 2031
Outstanding at March 31, 2026	5,371,914

6.	Stock-Based Compensation Expense

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

The following table summarizes our total stock-based compensation expense for employees, directors and consultants for the three months ended March 31, 2026 and 2025:

	2026	2025
Stock options:
Research and development	$108,177	$130,316
General and administrative	98,640	162,428
Total stock option expense	206,817	292,744
Stock awards:
General and administrative	12,500	-
Total stock-based compensation expense	$219,317	$292,744

As of March 31, 2026, there is approximately $1.2 million of unrecognized compensation expense that we expect to recognize over a weighted-average period of 1.8 years.

7.	Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding as of March 31, 2026. The Company’s potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 5,417,493 and 447,672 shares at March 31, 2026 and 2025, respectively.

8.	Income Taxes

No provision for income taxes was recorded in either of the three-month periods ended March 31, 2026 and 2025. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of March 31, 2026.

9.	Subsequent Events

In April 2026, we issued 74,000 shares of our common stock at the direction of an investor in our March 2026 warrant exercise inducement (See Note 5). These shares were previously held in abeyance pursuant to the terms of the transaction.

On May 7, 2026, we entered into warrant exercise inducement letters with the holders of certain existing warrants to purchase up to 851,493 shares of our common stock, whereby the holders exercised an aggregate of 501,144 of the warrants in consideration for our agreement to issue new warrants to purchase 1,002,288 shares of common stock at an exercise price of $1.65 per share. We agreed that the holders shall have the option to exercise the remaining balance of the existing warrants for additional shares of common stock of the Company based on the terms of the inducement letters within 12 days from the closing date. As of the date of this Quarterly Report an additional 20,000 warrants were exercised. Aggregate net proceeds to us after deducting placement agent commissions and other offering expenses were approximately $535,600.

During May 2026, we issued an aggregate of 59,546 shares of our common stock upon the exercise of stock purchase warrants for net proceeds of approximately $70,723.

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto and other disclosures included in this Quarterly Report on Form 10-Q (this “Quarterly Report”), and our audited financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026.

Forward-Looking Statements

Information included in this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,”, “looks forward to”, “may”, “estimates”, “continues”, “should”, “could”, “target”, “potential”,“intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. All statements in this Quarterly Report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, future governmental grants, projected costs, prospects, plans, intentions, expectations and objectives could be forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is constantly evolving. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Quarterly Report.

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

For a description of critical accounting policies that require significant judgments and estimates during the preparation of our financial statements, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our critical accounting policies from those disclosed in our 2025 Annual Report.

Recent Accounting Pronouncements – Information regarding recent accounting pronouncements is contained in Note 2 to the financial statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely or reasonably likely to have a material effect on our financial condition or results of operations.

Results of Operations

The following table summarizes our results of operations for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
Revenue from government contract	$-	$1,636,863	$(1,636,863)
Operating expenses:
Research and development	3,903,463	5,354,588	(1,451,125)
General and administrative	1,369,418	1,687,445	(318,027)
Total operating expenses	5,272,881	7,042,033	(1,769,152)
Loss from operations	(5,272,881)	(5,405,170)	132,289
Interest income	10,960	47,519	(36,559)
Net loss	$(5,261,921)	$(5,357,651)	$95,730

Revenue from Government Contract

During the three-month period ended March 31, 2025, we reported $1,636,863 of revenues associated with the Company’s contract with the Biomedical Advanced Research and Development Authority (BARDA), to support advancement of GEO-CM04S1 into a Phase 2b study. In April 2025, we were notified that BARDA elected to terminate the contract for convenience, consistent with its terms. There were therefore no revenues reported during the March 2026 period.

Research and Development Expenses

Our research and development expenses were $3,903,463 for the three-month period ended March 31, 2026, as compared to $5,354,588 for the comparable 2025 period, representing a decrease of $1,451,125 (27%). The overall decrease primarily relates to discontinued costs associated with termination of the BARDA Contract, as well as lower costs for the GEO-CM04S1 clinical trials and manufacturing costs associated with Gedeptin program. Research and development expense for 2026 and 2025 includes stock-based compensation expense of $108,177 and $130,316, respectively, associated with employee stock options.

General and Administrative Expenses

Our general and administrative expenses were $1,369,418 for the three-month period ended March 31, 2026, as compared to $1,687,445 for the comparable 2025 period, representing a decrease of $318,027 (19%). The decrease during 2026 relates primarily to lower investor relations consulting and other programmatic costs and stock-based compensation expense. General and administrative expense for 2026 and 2025 includes stock-based compensation expense of $111,140 and $162,428, respectively, associated with employee and consultant stock options and stock awards.

Other Income

Interest income for the three-month periods ended March 31, 2026 and 2025 was $10,960 and $47,519, respectively, with the difference attributable to fluctuating cash balances and interest rates.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of March 31, 2026 and December 31, 2025, and our cash flows for the three-month periods ended March 31, 2026 and 2025:

Liquidity and Capital Resources	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,271,762	$3,085,741
Working capital	139,783	3,377,950

	Three Months Ended March 31,
Cash Flow Data	2026	2025
Net cash provided by (used in):
Operating activities	$(3,537,721)	$(5,965,680)
Investing activities	-	(16,894)
Financing activities	1,723,742	7,914,402
Net increase (decrease) in cash and cash equivalents	$(1,813,979)	$1,931,828

Operating Activities – Net cash used in operating activities of $3,537,721 for the three-month period ended March 31, 2026, was due to our net loss of $5,261,921, offset by non-cash items such as depreciation and amortization expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $5,965,680 for the three-month period ended March 31, 2025, was due to our net loss of $5,357,651, offset by non-cash items such as depreciation and amortization expense and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – There were no cash flows from investing activities for the three-month period ended March 31, 2026. Net cash used in investing activities was $16,894 for the three-month period ended March 31, 2025 and relates to purchases of laboratory equipment.

Financing Activities – Net cash provided by financing activities was $1,723,742 for the three-month period ended March 31, 2026, and relates to offerings of our common stock and warrants. Net cash provided by financing activities was $7,914,402 for the three-month period ended March 31, 2025, and relates to offerings of our common stock and warrants.

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

During January 2026, we also sold shares of our common stock pursuant to the ATM Program for net proceeds of approximately $71,200.

On February 17, 2026, we closed a registered direct offering of our common stock and warrants. Net proceeds after deducting placement agent fees and other offering expenses were approximately $885,000.

During March 2026, holders of our previously issued stock purchase warrants exercised their warrants, resulting in cash proceeds to us of approximately $4,800.

On March 31, 2026, we entered into warrant exercise inducement letters with the holders of certain existing warrants whereby the holders agreed to exercise warrants at a reduced exercise price. Net proceeds to us after deducting placement agent commissions and other offering expenses were approximately $762,700.

On May 7, 2026, we entered into warrant exercise inducement letters with the holders of certain existing stock purchase warrants, whereby the holders agreed to exercise their warrants. Aggregate net proceeds to us after deducting placement agent commissions and other offering expenses were approximately $535,600.

During May 2026, holders of our previously issued stock purchase warrants exercised their warrants, resulting in cash proceeds to us of approximately $70,723.

As of the date of this Quarterly Report, we believe that our existing cash and cash equivalents are sufficient to fund our operations into June 2026. We plan to pursue additional cash resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6	Exhibits

Exhibit
Number	Description
3.2	Certificate of Amendment to Certificate of Incorporation filed January 9, 2026 (2)
4.1	Form of Pre-Funded Warrant, dated February 17, 2026 (3)
4.2	Form of Series A-1 Common Warrant, dated February 17, 2026 (3)
4.3	Form of Series A-2 Common Warrant, dated February 17, 2026 (3)
4.4	Form of Warrant Amendment Agreement, dated February 17, 2026 (3)
4.5	Form of Common Stock Purchase Warrant, dated March 31, 2026 (4)
4.6	Form of Common Stock Purchase Warrant, dated May 8, 2026 (5)
10.1	Securities Purchase Agreement, dated February 12, 2026 (3)
10.2	Form of Inducement Letter, dated March 31, 2026 (4)
10.3	Form of Inducement Letter, dated May 7, 2026 (5)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

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
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 7, 2026o

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC.
(Registrant)

Date: May 14, 2026	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal financial officer)