Form 10-Q
period 2026-06-30
GeoVax Labs, Inc.
filed 2026-07-27
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐     No ☒

As of July 27, 2026, 7,369,243 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2026 and 2025 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and six-month periods ended June 30, 2026 and 2025 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2026 and 2025 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Mine Safety Disclosures	17

Item 5	Other Information	17

Item 6	Exhibits	18

SIGNATURES		19

Part I -- FINANCIAL INFORMATION

Item 1         Financial Statements

GEOVAX LABS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,143,422	$3,085,741
Prepaid expenses and other current assets	1,031,877	2,228,910
Total current assets	4,175,299	5,314,651
Property and equipment, net	84,678	108,830
Operating lease right-of-use assets	312,833	831,440
Other assets	69,947	86,947

Total assets	$4,642,757	$6,341,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,834,245	$790,750
Accrued expenses	724,670	882,816
Operating lease liability, current portion	153,573	263,135
Total current liabilities	2,712,488	1,936,701

Operating lease liability, net of current portion	169,568	580,035
Total liabilities	2,882,056	2,516,736

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 150,000,000
Issued and outstanding shares – 7,369,243 and 1,732,147 at June 30, 2026 and December 31, 2025, respectively	7,369	1,732
Additional paid-in capital	162,262,683	154,644,252
Accumulated deficit	(160,509,351)	(150,820,852)
Total stockholders’ equity	1,760,701	3,825,132

Total liabilities and stockholders’ equity	$4,642,757	$6,341,868

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from government contract	$-	$852,282	$-	$2,489,145

Operating expenses:
Research and development	3,110,508	4,728,998	7,013,971	10,083,586
General and administrative	1,331,564	1,542,190	2,700,982	3,229,635
Total operating expenses	4,442,072	6,271,188	9,714,953	13,313,221

Loss from operations	(4,442,072)	(5,418,906)	(9,714,953)	(10,824,076)

Other income
Interest income	15,494	49,123	26,454	96,642

Net loss	$(4,426,578)	$(5,369,783)	$(9,688,499)	$(10,727,434)

Basic and diluted:
Net loss per common share	$(0.97)	$(8.74)	$(2.94)	$(19.72)
Weighted average shares outstanding	4,565,207	614,369	3,293,735	543,892

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three-Month and Six-Month Periods Ended June 30, 2026
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2025	1,732,147	$1,732	$154,644,252	$(150,820,852)	$3,825,132
Sale of common stock and warrants for cash	1,017,442	1,018	1,717,883	-	1,718,901
Issuance of common stock upon warrant exercises	3,433	3	4,838	-	4,841
Fractional share roundup following reverse split	65,548	66	(66)	-	-
Stock option expense	-	-	206,817	-	206,817
Net loss for the three months ended March 31, 2026	-	-	-	(5,261,921)	(5,261,921)
Balance at March 31, 2026	2,818,570	2,819	156,573,724	(156,082,773)	493,770
Sale of common stock and warrants for cash	2,880,470	2,880	3,551,200	-	3,554,080
Issuance of common stock upon warrant exercises	1,663,452	1,663	1,974,020	-	1,975,683
Issuance of common stock for services	6,751	7	14,993	-	15,000
Stock option expense	-	-	148,746	-	148,746
Net loss for the three months ended June 30, 2026	-	-	-	(4,426,578)	(4,426,578)
Balance at June 30, 2026	7,369,243	$7,369	$162,262,683	$(160,509,351)	$1,760,701

	Three-Month and Six-Month Periods Ended June 30, 2025
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2024	421,475	$421	$134,404,195	$(129,356,081)	$5,048,535
Sale of common stock and warrants for cash	132,104	132	7,914,270	-	7,914,402
Stock option expense	-	-	292,744	-	292,744
Net loss for the three months ended March 31, 2025	-	-	-	(5,357,651)	(5,357,651)
Balance at March 31, 2025	553,579	553	142,611,209	(134,713,732)	7,898,030
Issuance of common stock upon warrant exercises	83,405	83	126	-	209
Stock option expense	-	-	292,740	-	292,740
Net loss for the three months ended June 30, 2025	-	-	-	(5,369,783)	(5,369,783)
Balance at June 30, 2025	636,984	$636	$142,904,075	$(140,083,515)	$2,821,196

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,688,499)	$(10,727,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24,152	33,724
Stock-based compensation expense	383,063	585,484
Changes in assets and liabilities:
Government contract receivable	-	126,638
Prepaid expenses and other current assets	1,200,111	259,618
Accounts payable and accrued expenses	885,349	(578,108)
Total adjustments	2,492,675	427,356
Net cash used in operating activities	(7,195,824)	(10,300,078)

Cash flows from investing activities:
Purchase of equipment	-	(27,612)
Net cash used in investing activities	-	(27,612)

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	5,272,981	7,914,402
Net proceeds from warrant exercise	1,980,524	209
Net cash provided by financing activities	7,253,505	7,914,611

Net increase (decrease) in cash and cash equivalents	57,681	(2,413,079)
Cash and cash equivalents at beginning of period	3,085,741	5,506,941

Cash and cash equivalents at end of period	$3,143,422	$3,093,862

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

1.	Nature of Business

GeoVax Labs, Inc. (“GeoVax”, “us”, “we” or the “Company”) is a clinical-stage biotechnology company developing human vaccines and immunotherapies against infectious diseases and solid tumor cancers using novel proprietary platforms.

The Company’s primary development priority is the advancement of GEO-MVA, a Modified Vaccinia Ankara (MVA) vaccine candidate for mpox, smallpox, and other poxviruses. The program is advancing under an expedited regulatory pathway in Europe, with plans to initiate a pivotal Phase 3 clinical trial in the second half of 2026. The Company’s lead clinical program in oncology is Gedeptin®, a novel oncolytic solid tumor gene-directed therapy, which recently completed a multicenter Phase 1/2 clinical trial for advanced head and neck cancers. A Phase 2 clinical trial evaluating Gedeptin in combination with an immune checkpoint inhibitor (ICI) as first-line treatment of patients with squamous cell head and neck cancer is planned to initiate during the second half of 2027.

2.	Summary of Significant Accounting Policies

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 those accounting policies that we consider significant in determining our results of operations and financial position. During the six months ended June 30, 2026, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

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

We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates and will require additional funding to continue our research and development activities. We believe that our existing cash resources will be sufficient to continue our planned operations into September 2026. We plan to pursue additional capital resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources. There can be no assurance that additional funding will be available on favorable terms or at all. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern.

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

Recent Accounting Pronouncements

During the six months ended June 30, 2026, there have been no new accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

3.	Balance Sheet Components

Prepaid Expenses and Other Current Assets – Prepaid expenses and other current assets consist of the following:

	June 30, 2026	December 31, 2025
Prepaid clinical trial costs	$832,889	$1,197,679
Prepaid insurance premiums	112,681	165,067
Prepaid rent	25,974	16,000
Prepaid contract manufacturing costs	-	783,321
Other prepaid expenses	60,333	66,843
Total prepaid expenses and other current assets	$1,031,877	$2,228,910

Property and Equipment – Property and equipment consist of the following:

	June 30, 2026	December 31, 2025
Equipment and furnishings	$512,437	$512,437
Accumulated depreciation and amortization	(427,759)	(403,607)
Total property and equipment, net	$84,678	$108,830

Other Assets – Other assets consist of the following:

	June 30, 2026	December 31, 2025
Prepaid technology license fees	$50,000	$50,000
Deposits	19,947	36,947
Total other assets	$69,947	$86,947

Accrued Expenses – Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
Payroll-related liabilities	$237,835	$181,584
Accrued clinical trial costs	393,835	587,303
Other accrued expenses	93,000	113,929
Total accrued expenses	$724,670	$882,816

4.	Commitments

Operating Leases. During 2025, we leased combined office and laboratory space in the metropolitan Atlanta, Georgia area under an operating lease agreement which expired on December 31, 2025. In August and September 2025, we entered into new agreements for the lease of separate office and laboratory spaces. Each of these agreements provided access to the respective spaces beginning November 1, 2025 for three-year original terms, with periodic base rent adjustments throughout the terms. During April 2026, the landlord for the facility where our laboratory operations are conducted informed us that the facility is now planned for closure effective September 30, 2026; therefore, our lease will end as of that date. As of June 30, 2026, the remaining terms of our office and laboratory leases are 2.3 years and 0.3 years, respectively.

Operating lease right-of-use assets and liabilities on the consolidated balance sheet represent the present value of the remaining lease payments over the remaining lease terms. Payments for additional fees to cover the Company's share of certain facility expenses are not included in operating lease right-of-use assets and liabilities. We use our incremental borrowing rate to calculate the present value of its lease payments, as the implicit rates in the leases are not readily determinable. As a result of the modification to our laboratory lease discussed above, we remeasured the lease liability and made a corresponding adjustment to reduce the carrying amount of the right-of-use asset; the adjusted balances are reflected in our consolidated balance sheet as of June 30, 2026.

Total operating lease expense for the three-month and six-month periods ended June 30, 2026 was $78,045 and $154,418, respectively, as compared to $48,177 and $96,355, respectively, for the same periods of 2025. The following table summarizes the Company’s remaining undiscounted cash payment obligations for its operating lease liabilities as of June 30, 2026:

Remainder of 2026	$108,444
2027	123,912
2028	105,811
Total remaining lease payments	338,167
Less: imputed interest	(15,026)
Total operating lease liability as of June 30, 2026	323,141
Less: current portion	(153,573)
Total operating lease liability, net of current portion	$169,568

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

Common Stock and Warrant Transactions

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

March 2026 Warrant Exercise Inducement. On March 31, 2026, we entered into warrant exercise inducement letters with the holders of certain existing stock purchase warrants (with exercise prices ranging from $1.4103 to $32.75 per share), whereby the holders exercised an aggregate of 634,658 of the warrants at a reduced exercise price of $1.36 per share in consideration for our agreement to issue new warrants to purchase 1,269,316 shares of common stock at an exercise price of $1.36 per share. Upon exercise of their existing warrants, at the holder’s direction we issued to them an aggregate of 560,658 shares of common stock and held 74,000 shares in abeyance, which were subsequently issued in April 2026. Net proceeds to us after deducting placement agent commissions and other offering expenses were approximately $762,700.

May 2026 Warrant Exercise Inducement. On May 7, 2026, we entered into warrant exercise inducement letters with the holders of certain existing warrants (with exercise prices of $1.1877 per share), whereby the holders exercised an aggregate of 779,443 of the warrants in consideration for our agreement to issue new warrants to purchase 1,558,886 shares of common stock at an exercise price of $1.65 per share. Aggregate net proceeds to us after deducting placement agent commissions and other offering expenses were approximately $844,100.

May 2026 Offering. On May 19, 2026, we closed a private placement offering resulting in the issuance of 2,027,027 shares of common stock and common warrants to purchase up to 4,054,054 shares of common stock at an initial exercise price of $1.48 per share. Net proceeds after deducting placement agent fees and other offering expenses were approximately $2,709,800.

Other Common Stock Transactions. During June 2026, we issued 6,751 shares of our common stock pursuant to a consulting agreement. The shares were valued at $15,000 and will be recorded as stock-based compensation expense over the term of the related agreement. See Note 6.

Other Warrant Exercises. During March 2026, we issued 3,433 shares of our common stock upon the exercise of stock purchase warrants for net proceeds of approximately $4,800. During May 2026, we issued an aggregate of 1,663,452 shares of our common stock upon the exercise of stock purchase warrants for net proceeds of approximately $1,975,700.

ATM Program. During 2024, we established an “At-the-Market” continuous offering program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through its sales agent, shares of its common stock. During January 2026 we sold 23,882 shares of our common stock through the ATM Program for net proceeds of approximately $71,200.

Stock Incentive Plans

We have stock-based incentive plans (the “Plans”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. A total of 331,342 shares of our common stock are reserved for future issuance pursuant to the Plans (inclusive of outstanding stock options). A summary of the Company’s stock option activity during the six months ended June 30, 2026 is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	45,579	$137.20	8.6	$-
Granted	266,200	1.18
Exercised	-	-
Forfeited or expired	(1,600)	68.38
Outstanding at June 30, 2026	310,179	$20.82	9.7	$23,958
Exercisable at June 30, 2026	22,130	$217.73	7.8	$-

The weighted average grant date fair value of stock options awarded during the six months ended June 30, 2026, was $1.18. No stock options were awarded during the six months ended June 30, 2025. The fair values of the 2026 awards were estimated using the following assumptions:

Risk-free interest rate	4.34%
Expected term (in years)	7
Expected volatility	200%
Dividend yield	0%

Stock Purchase Warrants

The following common stock purchase warrants were outstanding as of June 30, 2026:

Issue Date	Number of Shares*	Exercise Price	Expiration
September 2021	268	$4,875.00	September 2026
July 2025	490,000	4.35	July 2030
September 2025	79,732	1.1877	November 2030
December 2025	223,899	1.1877	December 2030
February 2026	432,902	2.31	June 2028
February 2026	432,902	2.31	June 2031
March 2026	1,269,316	1.36	June 2031
May 2026	1,558,886	1.65	June 2031
May 2026	3,378,380	1.48	May 2031
May 2026	675,674	1.45	November 2027
Outstanding at June 30, 2026	8,541,959

6.	Stock-Based Compensation Expense

Stock-based compensation expense related to stock options and restricted stock awards is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the classification of the individual to whom the award is granted.

The following table summarizes total stock-based compensation expense included in operating expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expense	$107,671	$130,323	$215,848	$260,639
General and administrative expense	56,075	162,417	167,215	324,845
Total	$163,746	$292,740	$383,063	$585,484

As of June 30, 2026, there is approximately $1.3 million of unrecognized stock-based compensation expense that we expect to recognize over a weighted-average period of 1.7 years.

7.	Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding as of June 30, 2026. The Company’s potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 8,852,138 and 447,672 shares at June 30, 2026 and 2025, respectively.

8.	Income Taxes

No provision for income taxes was recorded in either of the three-month periods ended June 30, 2026 and 2025. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of June 30, 2026.

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

Forward-Looking Statements

Information included in this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,”, “looks forward to”, “may”, “estimates”, “continues”, “should”, “could”, “target”, “potential”, “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. All statements in this Quarterly Report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, future governmental grants, projected costs, prospects, plans, intentions, expectations and objectives could be forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is constantly evolving. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Quarterly Report.

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
o

GEO-MVA is a MVA vaccine candidate intended for protection against mpox and smallpox. MVA is the vaccine recommended by both the World Health Organization (WHO) and CDC for these indications and is currently used in the U.S. Strategic National Stockpile.

o

Following scientific advice from the European Medicines Agency (EMA) in May 2025, we intend to proceed directly to a Phase 3 trial, bypassing traditional Phase 1 and 2 studies, subject to final protocol and regulatory alignment. We expect to initiate the Phase 3 study in late 2026.

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

On May 26, 2026, the Company announced a strategic reprioritization of its development portfolio to concentrate resources on its lead programs, GEO-MVA and Gedeptin®, reflecting increasing clinical, regulatory, and market alignment across these programs. As part of this decision, the Company elected to discontinue active development activities related to its GEO-CM04S1 COVID-19 vaccine candidate. This decision was not related to any safety concerns with the vaccine but reflects the continued evolution and contraction of the global COVID-19 vaccine market, and GeoVax’s focus on programs with clearer regulatory pathways, stronger demand visibility, and more immediate commercialization potential.

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

We expect our research and development expenditures to increase as we advance our existing and future product candidates into and through clinical trials and pursue regulatory approval, especially with regard to the planned GEO-MVA and Gedeptin clinical programs. We do not provide forward-looking estimates of costs and time to complete our research programs due to the many uncertainties associated with biotechnology research and development. Due to these uncertainties, our future expenditures are likely to be highly volatile in future periods depending on the outcomes of the trials and studies. As we obtain data from preclinical studies and clinical trials, we may elect to discontinue or delay certain development programs to focus our resources on more promising product candidates. Completion of preclinical studies and human clinical trials may take several years or more, but the length of time can vary substantially depending upon several factors. The duration and the cost of future clinical trials may vary significantly over the life of the project because of differences arising during development of the human clinical trial protocols, including the length of time required to enroll suitable patient subjects, the number of patients that ultimately participate in the clinical trial, the duration of patient follow-up, and the number of clinical sites included in the clinical trials.

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

Results of Operations

The following table summarizes our results of operations for the three-month and six-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
Revenue from government contract	$-	$852,282	$(852,282)
Operating expenses:
Research and development	3,110,508	4,728,998	(1,618,490)
General and administrative	1,331,564	1,542,190	(210,626)
Total operating expenses	4,442,072	6,271,188	(1,829,116)
Loss from operations	(4,442,072)	(5,418,906)	976,834
Interest income	15,494	49,123	(33,629)
Net loss	$(4,426,578)	$(5,369,783)	$943,205

	Six Months Ended June 30,
	2026	2025	Change
Revenue from government contract	$-	$2,489,145	$(2,489,145)
Operating expenses:
Research and development	7,013,971	10,083,586	(3,069,615)
General and administrative	2,700,982	3,229,635	(528,653)
Total operating expenses	9,714,953	13,313,221	(3,598,268)
Loss from operations	(9,714,953)	(10,824,076)	1,109,123
Interest income	26,454	96,642	(70,188)
Net loss	$(9,688,499)	$(10,727,434)	$1,038,935

Revenue from Government Contract

During the three-month and six-month periods ended June 30, 2025, we reported $852,282 and $2,489,145, respectively, of revenues associated with the Company’s contract with the Biomedical Advanced Research and Development Authority (BARDA), to support advancement of GEO-CM04S1 into a Phase 2b study. In April 2025, we were notified that BARDA elected to terminate the contract for convenience, consistent with its terms. There are therefore no revenues reported during 2026.

Research and Development Expenses

Our research and development expenses were $3,110,508 and $7,013,971 for the three-month and six-month periods ended June 30, 2026, as compared to $4,728,998 and $10,083,586 for the comparable 2025 periods, representing decreases of 34.2% and 30.4%, respectively. The overall decrease primarily relates to discontinued costs associated with termination of the BARDA contract, as well as lower costs for the GEO-CM04S1 clinical trials and manufacturing costs associated with Gedeptin program. Research and development expenses for the three-month and six-month periods of 2026 include stock-based compensation expense of $107,671 and $215,848, respectively; as compared to $130,323 and $260,639, respectively, for the comparable 2025 periods.

General and Administrative Expenses

Our general and administrative expenses were $1,331,564 and $2,700,982 for the three-month and six-month periods ended June 30, 2026, as compared to $1,542,190 and $3,229,635 for the comparable 2025 periods, representing decreases of 13.7% and 16.4%, respectively. The decrease during 2026 relates primarily to lower investor relations consulting and other programmatic costs and stock-based compensation expense. General and administrative expenses for the three-month and six-month periods of 2026 include stock-based compensation expense of $56,075 and $167,215, respectively; as compared to $162,417 and $324,845, respectively, for the comparable periods of 2025.

Other Income

Interest income for the three-month and six-month periods ended June 30, 2026 was $15,494 and $26,454, respectively, as compared to $49,123 and $96,642, respectively, for comparable periods of 2025. The overall decrease during 2026 is attributable to the average cash balances available for investment.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of June 30, 2026 and December 31, 2025, and our cash flows for the six-month periods ended June 30, 2026 and 2025:

Liquidity and Capital Resources	June 30, 2026	December 31, 2025
Cash and cash equivalents	$3,143,422	$3,085,741
Working capital	1,462,811	3,377,950

	Six Months Ended June 30,
Cash Flow Data	2026	2025
Net cash provided by (used in):
Operating activities	$(7,195,824)	$(10,300,078)
Investing activities	-	(27,612)
Financing activities	7,253,505	7,914,611
Net increase (decrease) in cash and cash equivalents	$57,681	$(2,413,079)

Operating Activities – Net cash used in operating activities of $7,195,824 for the six-months ended June 30, 2026, was due to our net loss of $9,688,499, offset by non-cash items such as depreciation and amortization expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $10,300,078 for the six months ended June 30, 2025, was primarily due to our net loss of $10,727,434, offset by non-cash items such as depreciation and amortization expense and stock-based compensation expense, and by changes in our working capital accounts.

Investing Activities – There were no cash flows from investing activities for the six months ended June 30, 2026. Net cash used in investing activities was $27,612 for the six months ended June 30, 2025 and relates to purchases of laboratory equipment.

Financing Activities –Net cash provided by financing activities was $7,253,505 for the six months ended June 30, 2026, and relates to offerings of our common stock and warrants. Net cash provided by financing activities was $7,914,611 for the six months ended June 30, 2025, and relates to offerings of our common stock and warrants.

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

On May 7, 2026, we entered into warrant exercise inducement letters with the holders of certain existing stock purchase warrants, whereby the holders agreed to exercise their warrants. Aggregate net proceeds to us after deducting placement agent commissions and other offering expenses were approximately $844,100.

On May 19, 2026, we closed a private placement offering of our common stock and warrants. Net proceeds after deducting placement agent fees and other offering expenses were approximately $2,709,800.

During May 2026, holders of our previously issued stock purchase warrants exercised their warrants, resulting in cash proceeds to us of approximately $1,975,700.

As of the date of this Quarterly Report, we believe that our existing cash and cash equivalents are sufficient to fund our operations into September 2026. We plan to pursue additional cash resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, information regarding factors that could affect our results of operations, financial condition or liquidity, have not materially changed from those previously disclosed under “Risk Factors” in Item 1A of our most recent Annual Report on Form 10-K. See also “Forward-Looking Statements,” included in Part I - Item 2 of this Quarterly Report on Form 10-Q. As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A concerning any material changes from the risk factors previously disclosed in our most recent Annual Report on Form 10‑K.

On July 22, 2026, the SEC approved a new Nasdaq listing requirement that would require each Nasdaq listed issuer to maintain a minimum market value of listed securities of at least $5 million. Under this new rule, if the value of an issuer’s listed securities, as measured by each applicable trading day’s closing price, continues to be less than $5 million for a period of 30 consecutive trading days, the issuer’s securities would immediately be delisted, with no compliance or cure period. The new rule would also preclude an issuer’s ability to seek stay of delisting during any appeals process. The new rule (as amended by the SEC) allows Nasdaq hearings panels to reverse the delisting determination to situations where there was an error by Nasdaq staff or if the company satisfies all initial listing requirements. When the hearings panel review is of a deficiency related to continued listing requirements, generally the hearings panel has the discretion to grant a cure period not to exceed 180 days from the date of the Staff Delisting Determination for a company to regain compliance, and finding the company has regained compliance with all applicable listing requirements. Our Common Stock currently trades at levels that are near the $5 million aggregate market value threshold proposed by Nasdaq. As such, our Common Stock could be subject to Nasdaq delisting proceedings based on the new rule.

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

Item 6         Exhibits

Exhibit
Number	Description
3.2	Certificate of Amendment to Certificate of Incorporation filed January 9, 2026 (2)
4.1	Form of Pre-Funded Warrant, dated February 17, 2026 (3)
4.2	Form of Series A-1 Common Warrant, dated February 17, 2026 (3)
4.3	Form of Series A-2 Common Warrant, dated February 17, 2026 (3)
4.4	Form of Warrant Amendment Agreement, dated February 17, 2026 (3)
4.5	Form of Common Stock Purchase Warrant, dated March 31, 2026 (4)
4.6	Form of Common Stock Purchase Warrant, dated May 8, 2026 (5)
4.7	Form of Pre-Funded Warrant, dated May 19, 2026 (6)
4.8	Form of Series A Common Warrant, dated May 19, 2026 (6)
4.9	Form of Series B Common Warrant, dated May 19, 2026 (6)
10.1	Securities Purchase Agreement, dated February 12, 2026 (3)
10.2	Form of Inducement Letter, dated March 31, 2026 (4)
10.3	Form of Inducement Letter, dated May 7, 2026 (5)
10.4	Form of Purchase Agreement, dated May 18, 2026 (6)
10.5	Form of Placement Agency Agreement between the Company and A.G.P./Alliance Global Partners (6)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement

(1)

These interactive data files shall not be deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed January 12, 2026.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed February 17, 2026.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed March 31, 2026.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 7, 2026.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed May 19, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC. (Registrant)

Date: July 27, 2026	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer (duly authorized officer and principal financial officer)