Form 10-Q
period 2026-09-30
GeoVax Labs, Inc.
filed 2026-11-12
CIK 832489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐  No ☒

As of November 12, 2026, 544,453 shares of the Registrant’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2026 and 2025 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three-month and nine-month periods ended September 30, 2026 and 2025 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2026 and 2025 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	19

Item 4	Mine Safety Disclosures	19

Item 5	Other Information	19

Item 6	Exhibits	20

SIGNATURES		21

Part I -- FINANCIAL INFORMATION

Item 1         Financial Statements

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,150,946	$3,085,741
Prepaid expenses and other current assets	962,894	2,228,910
Total current assets	3,113,840	5,314,651
Property and equipment, net	10,551	108,830
Operating lease right-of-use assets	240,021	831,440
Other assets	59,947	86,947

Total assets	$3,424,359	$6,341,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,259,211	$790,750
Accrued expenses	767,128	882,816
Operating lease liability, current portion	108,906	263,135
Total current liabilities	2,135,245	1,936,701

Operating lease liability, net of current portion	141,547	580,035
Total liabilities	2,276,792	2,516,736

Commitments (Note 4)

Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 150,000,000 Issued and outstanding shares – 420,953 and 72,173 at September 30, 2026 and December 31, 2025, respectively	421	72
Additional paid-in capital	165,812,498	154,645,912
Accumulated deficit	(164,665,352)	(150,820,852)
Total stockholders’ equity	1,147,567	3,825,132

Total liabilities and stockholders’ equity	$3,424,359	$6,341,868

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from government contract	$-	$-	$-	$2,489,145

Operating expenses:
Research and development	2,819,681	5,043,504	9,833,652	15,127,090
General and administrative	1,354,788	1,329,711	4,055,770	4,559,346
Total operating expenses	4,174,469	6,373,215	13,889,422	19,686,436

Loss from operations	(4,174,469)	(6,373,215)	(13,889,422)	(17,197,291)

Other income
Interest income	18,468	54,301	44,922	150,943

Net loss	$(4,156,001)	$(6,318,914)	$(13,844,500)	$(17,046,348)

Basic and diluted:
Net loss per common share	$(10.56)	$(150.68)	$(61.91)	$(584.64)
Weighted average shares outstanding	393,550	41,936	223,615	29,157

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three-Month and Nine-Month Periods Ended September 30, 2026
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2025	72,173	$72	$154,645,912	$(150,820,852)	$3,825,132
Sale of common stock and warrants for cash	42,394	42	1,718,859	-	1,718,901
Issuance of common stock upon warrant exercises	143	-	4,841	-	4,841
Fractional share roundup following reverse split	2,731	3	(3)	-	-
Stock option expense	-	-	206,817	-	206,817
Net loss for the three months ended March 31, 2026	-	-	-	(5,261,921)	(5,261,921)
Balance at March 31, 2026	117,441	117	156,576,426	(156,082,773)	493,770
Sale of common stock and warrants for cash	120,019	121	3,553,959	-	3,554,080
Issuance of common stock upon warrant exercises	69,311	69	1,975,614	-	1,975,683
Issuance of common stock for services	281	-	15,000	-	15,000
Stock option expense	-	-	148,746	-	148,746
Net loss for the three months ended June 30, 2026	-	-	-	(4,426,578)	(4,426,578)
Balance at June 30, 2026	307,052	307	162,269,745	(160,509,351)	1,760,701
Issuance of common stock upon warrant exercises	113,901	114	3,341,114	-	3,341,228
Stock option expense	-	-	201,639	-	201,639
Net loss for the three months ended September 30, 2026	-	-	-	(4,156,001)	(4,156,001)
Balance at September 30, 2026	420,953	$421	$165,812,498	$(164,665,352)	$1,147,567

	Three-Month and Nine-Month Periods Ended September 30, 2025
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2024	17,561	$18	$134,404,598	$(129,356,081)	$5,048,535
Sale of common stock and warrants for cash	5,504	5	7,914,397	-	7,914,402
Stock option expense	-	-	292,744	-	292,744
Net loss for the three months ended March 31, 2025	-	-	-	(5,357,651)	(5,357,651)
Balance at March 31, 2025	23,065	23	142,611,739	(134,713,732)	7,898,030
Issuance of common stock upon warrant exercises	3,475	3	206	-	209
Stock option expense	-	-	292,740	-	292,740
Net loss for the three months ended June 30, 2025	-	-	-	(5,369,783)	(5,369,783)
Balance at June 30, 2025	26,540	26	142,904,685	(140,083,515)	2,821,196
Sales of common stock and warrants for cash	22,569	23	7,971,227	-	7,971,250
Issuance of common stock upon warrant exercises	400	1	155,999	-	156,000
Stock option expense	-	-	277,546	-	277,546
Net loss for the three months ended September 30, 2025	-	-	-	(6,318,914)	(6,318,914)
Balance at September 30, 2025	49,509	$50	$151,309,457	$(146,402,429)	$4,907,078

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,844,500)	$(17,046,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	32,694	50,526
Stock-based compensation expense	604,702	863,030
Loss on equipment sale and disposition	58,585	-
Changes in assets and liabilities:
Government contract receivable	-	659,409
Prepaid expenses and other current assets	1,233,516	260,282
Other assets	25,702	(15,937)
Accounts payable and accrued expenses	352,773	(1,283,155)
Total adjustments	2,307,972	534,155
Net cash used in operating activities	(11,536,528)	(16,512,193)

Cash flows from investing activities:
Purchase of equipment	-	(27,612)
Proceeds from sale of equipment	7,000	-
Net cash provided by (used in) investing activities	7,000	(27,612)

Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	8,614,209	15,885,652
Net proceeds from warrant exercises	1,980,524	156,209
Net cash provided by financing activities	10,594,733	16,041,861

Net increase (decrease) in cash and cash equivalents	(934,795)	(497,944)
Cash and cash equivalents at beginning of period	3,085,741	5,506,941

Cash and cash equivalents at end of period	$2,150,946	$5,008,997

See accompanying notes to condensed consolidated financial statements.

GEOVAX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

1.         Nature of Business

GeoVax Labs, Inc. (“GeoVax”, “us”, “we” or the “Company”) is a clinical-stage biotechnology company developing human vaccines and immunotherapies against infectious diseases and solid tumor cancers using novel proprietary platforms.

The Company’s primary development priority is the advancement of GEO-MVA, a Modified Vaccinia Ankara (MVA) vaccine candidate for mpox, smallpox, and other poxviruses. The program is advancing under an expedited regulatory pathway in Europe, with plans to initiate a pivotal Phase 3 clinical trial in late 2026, subject to available financing. The Company’s lead clinical program in oncology is Gedeptin®, a novel oncolytic solid tumor gene-directed therapy, which recently completed a multicenter Phase 1/2 clinical trial for advanced head and neck cancers. A Phase 2 clinical trial evaluating Gedeptin in combination with an immune checkpoint inhibitor (ICI) as first-line treatment of patients with squamous cell head and neck cancer is planned to initiate during the second half of 2027, subject to available financing.

2.         Summary of Significant Accounting Policies

We disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 those accounting policies that we consider significant in determining our results of operations and financial position. During the nine months ended September 30, 2026, there have been no material changes to, or in the application of, the accounting policies previously identified and described in the Form 10-K.

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

We are devoting substantially all of our present efforts to research and development of our vaccine and immunotherapy candidates and will require additional funding to continue our research and development activities. We believe that our existing cash resources together with access to the credit facility discussed in Note 9 will be sufficient to continue our planned operations into December 2026. We plan to pursue additional capital resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources. There can be no assurance that additional funding will be available on favorable terms or at all. These factors collectively raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that we will be successful in securing the additional capital required to continue the Company’s planned operations, but that our plans do not fully alleviate the substantial doubt about the Company’s ability to operate as a going concern.

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

The accompanying consolidated financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock splits described in Note 5 and Note 9.

Recent Accounting Pronouncements

During the nine months ended September 30, 2026, there have been no new accounting pronouncements or changes in accounting pronouncements which we expect to have a material impact on our financial statements.

3.         Balance Sheet Components

Prepaid Expenses and Other Current Assets – Prepaid expenses and other current assets consist of the following:

	September 30, 2026	December 31, 2025
Prepaid clinical trial costs	$832,889	$1,197,679
Prepaid insurance premiums	96,699	165,067
Prepaid rent	9,973	16,000
Prepaid contract manufacturing costs	-	783,321
Other prepaid expenses	23,333	66,843
Total prepaid expenses and other current assets	$962,894	$2,228,910

Property and Equipment – Property and equipment consist of the following:

	September 30, 2026	December 31, 2025
Equipment and furnishings	$20,086	$512,437
Accumulated depreciation and amortization	(9,535)	(403,607)
Total property and equipment, net	$10,551	$108,830

In connection with the termination of our laboratory lease (See Note 4) in September 2026, we sold and donated excess laboratory equipment with an aggregate net book value of $65,585. Net proceeds from the sales totaled $7,000 and we recorded an aggregate net loss from the disposal of $58,585.

Other Assets – Other assets consist of the following:

	September 30, 2026	December 31, 2025
Prepaid technology license fees	$40,000	$50,000
Deposits	19,947	36,947
Total other assets	$59,947	$86,947

Accrued Expenses – Accrued expenses consist of the following:

	September 30, 2026	December 31, 2025
Payroll-related liabilities	$280,293	$181,584
Accrued clinical trial costs	393,835	587,303
Other accrued expenses	93,000	113,929
Total accrued expenses	$767,128	$882,816

4.         Commitments

Operating Leases. During 2025, we leased combined office and laboratory space in the metropolitan Atlanta, Georgia area under an operating lease agreement which expired on December 31, 2025. In August and September 2025, we entered into new agreements for the lease of separate office and laboratory spaces. Each of these agreements provided access to the respective spaces beginning November 1, 2025 for three-year original terms, with periodic base rent adjustments throughout the terms. During April 2026, the landlord for the facility where our laboratory operations were conducted informed us that the facility would close effective September 30, 2026; we vacated the facility on September 18, 2026 and our lease ended as of that date. As of September 30, 2026, the remaining term of our office lease is 2.1 years.

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

Total operating lease expense for the three-month and nine-month periods ended September 30, 2026 was $70,579 and $224,996, respectively, as compared to $48,177 and $144,532, respectively, for the same periods of 2025. The following table summarizes the Company’s remaining undiscounted cash payment obligations for its operating lease liabilities as of September 30, 2026:

2026 remaining	$30,523
2027	123,912
2028	105,811
Total remaining lease payments	260,246
Less: imputed interest	(9,793)
Total operating lease liability as of September 30, 2026	250,453
Less: current portion	(108,906)
Total operating lease liability, net of current portion	$141,547

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

5.         Stockholders’ Equity

Reverse Stock Split

On January 9, 2026, we effected a one-for-twenty-five reverse split of our common stock and on November 11, 2026, we effected a one-for-twenty-four reverse split of our common stock. The accompanying consolidated financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock splits. The roundup of fractional shares associated with the January 2026 reverse stock split resulted in the issuance of an additional 2,731 shares of common stock.

Common Stock and Warrant Transactions

February 2026 Offering. On February 17, 2026, we closed a registered direct offering resulting in the issuance of 18,038 shares of common stock and in a concurrent private placement, we issued common warrants to the purchasers to purchase up to 36,075 shares of common stock at an initial exercise price of $55.44 per share. Net proceeds after deducting placement agent fees and other offering expenses were approximately $885,000.

March 2026 Warrant Exercise Inducement. On March 31, 2026, we entered into warrant exercise inducement letters with the holders of certain existing stock purchase warrants (with exercise prices ranging from $33.85 to $786.00 per share), whereby the holders exercised an aggregate of 26,444 of the warrants at a reduced exercise price of $32.64 per share in consideration for our agreement to issue new warrants to purchase 52,888 shares of common stock at an exercise price of $32.64 per share. Upon exercise of their existing warrants, at the holder’s direction we issued to them an aggregate of 23,361 shares of common stock and held 3,083 shares in abeyance, which were subsequently issued in April 2026. Net proceeds to us after deducting placement agent commissions and other offering expenses were approximately $762,700.

May 2026 Warrant Exercise Inducement. On May 7, 2026, we entered into warrant exercise inducement letters with the holders of certain existing warrants (with exercise prices of $28.50 per share), whereby the holders exercised an aggregate of 32,477 of the warrants in consideration for our agreement to issue new warrants to purchase 64,954 shares of common stock at an exercise price of $39.60 per share. Aggregate net proceeds to us after deducting placement agent commissions and other offering expenses were approximately $844,100.

May 2026 Offering. On May 19, 2026, we closed a private placement offering resulting in the issuance of 84,459 shares of common stock and common warrants to purchase up to 168,919 shares of common stock at an initial exercise price of $35.52 per share. Net proceeds after deducting placement agent fees and other offering expenses were approximately $2,709,800.

Other Common Stock Transactions. During June 2026, we issued 281 shares of our common stock pursuant to a consulting agreement. The shares were valued at $15,000 and will be recorded as stock-based compensation expense over the term of the related agreement. See Note 6.

August 2026 Warrant Exercise Inducement. On August 25, 2026, we entered into a warrant exercise inducement letter with the holder of certain existing warrants (with exercise prices ranging from $28.50 to $55.44 per share), whereby the holder exercised an aggregate of 237,401 of the warrants in consideration for our agreement to issue new warrants to purchase 474,802 shares of common stock at an exercise price of $15.36 per share. Aggregate net proceeds to us after deducting placement agent commissions and other offering expenses were approximately $3,341,200. Of the 237,401 shares issuable upon exercise of their existing warrants, at the holder’s direction, 123,500 were held in abeyance at September 30, 2026.

Other Warrant Exercises. During March 2026, we issued 143 shares of our common stock upon the exercise of stock purchase warrants for net proceeds of approximately $4,800. During May 2026, we issued an aggregate of 39,311 shares of our common stock upon the exercise of stock purchase warrants for net proceeds of approximately $1,975,700.

ATM Program. During 2024, we established an “At-the-Market” continuous offering program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through its sales agent, shares of its common stock. During January 2026 we sold 995 shares of our common stock through the ATM Program for net proceeds of approximately $71,200.

Stock Incentive Plans

We have stock-based incentive plans (the “Plans”) pursuant to which our Board of Directors may grant stock options and other stock-based awards to our employees, directors and consultants. A total of 13,806 shares of our common stock are reserved for future issuance pursuant to the Plans (inclusive of outstanding stock options). A summary of the Company’s stock option activity during the nine months ended September 30, 2026 is presented below.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,899	$3,292.80	8.6	$-
Granted	11,092	28.32
Exercised	-	-
Forfeited or expired	(67)	1,641.12
Outstanding at September 30, 2026	12,924	$499.68	9.5	$-
Exercisable at September 30, 2026	999	$4,922.64	7.5	$-

The weighted average grant date fair value of stock options awarded during the nine months ended September 30, 2026, was $28.13. The fair values of the 2026 awards were estimated using the following assumptions:

Risk-free interest rate	4.34%
Expected term (in years)	7
Expected volatility	200%
Dividend yield	0%

Stock Purchase Warrants

The following common stock purchase warrants were outstanding as of September 30, 2026:

Issue Date	Number of Shares	Exercise Price	Expiration
July 2025	20,417	104.40	July 2030
September 2025	3,322	14.45	November 2030
December 2025	9,329	14.45	December 2030
February 2026	9,019	55.44	June 2028
February 2026	9,019	55.44	June 2031
March 2026	10,100	32.64	June 2031
May 2026	29,144	39.60	June 2031
May 2026	14,077	35.52	November 2027
May 2026	14,077	35.52	May 2031
August 2026	474,802	15.36	October 2031
Outstanding at September 30, 2026	593,306

Abeyance Shares

As noted above, as of September 30, 2026, we are holding 123,500 shares in abeyance from the August 2026 warrant exercise inducement. These shares are issuable upon request of the holder at no additional cost.

6.         Stock-Based Compensation Expense

Stock-based compensation expense related to stock options and restricted stock awards is recognized on a straight-line basis over the requisite service period for the award and is allocated to research and development expense or general and administrative expense based upon the classification of the individual to whom the award is granted.

The following table summarizes total stock-based compensation expense included in operating expenses for the periods presented, inclusive of both stock option expense and expense associated with stock awards to consultants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expense	$114,135	$130,323	$329,983	$390,962
General and administrative expense	107,504	147,224	274,719	472,068
Total	$221,639	$277,547	$604,702	$863,030

As of September 30, 2026, there is approximately $1.1 million of unrecognized stock-based compensation expense that we expect to recognize over a weighted-average period of 1.5 years.

7.         Net Loss Per Share

Basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding as of September 30, 2026. The Company’s potentially dilutive securities, which include stock options and stock purchase warrants, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. The securities that could potentially dilute basic earnings per share in the future and that have been excluded from the computation of diluted net loss per share totaled 606,230 and 18,653 shares at September 30, 2026 and 2025, respectively.

8.         Income Taxes

No provision for income taxes was recorded in either of the nine-month periods ended September 30, 2026 and 2025. The Company remains in a cumulative loss position with a full valuation allowance recorded against its net deferred income tax assets as of September 30, 2026.

9.         Subsequent Events

Issuance of Common Stock Held in Abeyance

During October 2026, we issued an aggregate of 87,792 shares of common stock that were held in abeyance as of September 30, 2026. As of the date of this Quarterly Report, there remain 35,708 shares of common stock remaining in abeyance.

Revolving Loan Agreement

On October 25, 2026, we entered into a Revolving Loan Agreement (the “Revolving Loan Agreement”) with the Lender name therein. Under the Revolving Loan Agreement, we may request loans from time to time prior to the first anniversary of the Revolving Loan Agreement (the “Maturity Date”) in an aggregate principal amount outstanding at any one time not to exceed $1,000,000.

Loans under the Revolving Loan Agreement bear interest at a rate of 12% per annum, calculated on the basis of a 360-day year consisting of twelve 30-day periods, with accrued interest payable on the Maturity Date. All outstanding loans and accrued interest are due on the Maturity Date, may be prepaid at any time without penalty and, subject to the conditions in the Revolving Loan Agreement, may be reborrowed, but no loans may be requested after the tenth business day preceding the Maturity Date. Upon an event of default, the Lender may accelerate the Default Amount (as defined in the Revolving Loan Agreement), including interest at a default rate of 16% per annum.

Reverse Stock Split

On November 11, 2026, we effected a one-for-twenty-four reverse split of our common stock. The accompanying consolidated financial statements, and all share and per share information contained herein, have been retroactively restated to reflect the reverse stock split.

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

o

Following scientific advice from the European Medicines Agency (EMA) in May 2025, we intend to proceed directly to a Phase 3 trial, bypassing traditional Phase 1 and 2 studies, subject to final protocol and regulatory alignment. Subject to available financing, we expect to initiate the Phase 3 study in late 2026.

o	A cGMP clinical drug substance batch of GEO-MVA has been successfully produced to support clinical development.

●	Gedeptin® -- Gene-Directed Enzyme Prodrug Therapy (GDEPT):
o

Gedeptin has successfully completed a Phase 1/2 clinical trial (NCT03754933) in patients with advanced HNSCC. This trial was funded in part by the FDA pursuant to its Orphan Products Clinical Trials Grants Program.

o

Planning activities are underway for a Phase 2 trial to evaluate the addition of intra-tumoral Gedeptin and intravenous fludarabine to recently approved neoadjuvant pembrolizumab as first-line treatment of patients with head and neck squamous cell carcinoma eligible for curative surgery. Subject to available financing, trial initiation is targeted for initiation in the second half of 2027.

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

Results of Operations

The following table summarizes our results of operations for the three-month and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended Sep. 30,
	2026	2025	Change
Operating expenses:
Research and development	2,819,681	5,043,504	(2,223,823)
General and administrative	1,354,788	1,329,711	25,077
Total operating expenses	4,174,469	6,373,215	(2,198,746)
Loss from operations	(4,174,469)	(6,373,215)	2,198,746
Interest income	18,468	54,301	(35,833)
Net loss	$(4,156,001)	$(6,318,914)	$2,162,913

	Nine Months Ended Sep. 30,
	2026	2025	Change
Revenue from government contract	$-	$2,489,145	$(2,489,145)
Operating expenses:
Research and development	9,833,652	15,127,090	(5,293,438)
General and administrative	4,055,770	4,559,346	(503,576)
Total operating expenses	13,889,422	19,686,436	(5,797,014)
Loss from operations	(13,889,422)	(17,197,291)	3,307,869
Interest income	44,922	150,943	(106,021)
Net loss	$(13,844,500)	$(17,046,348)	$3,201,848

Revenue from Government Contract

No revenues associated with government contracts were reported during the nine-month period ended September 30, 2026. During the three-month and nine-month periods ended September 30, 2025, we reported $-0- and $2,489,145, respectively, of revenues associated with the Company’s contract with the Biomedical Advanced Research and Development Authority (BARDA), to support advancement of GEO-CM04S1 into a Phase 2b study. In April 2025, we were notified that BARDA elected to terminate the contract for convenience, consistent with its terms.

Research and Development Expenses

Our research and development expenses were $2,819,681and $9,833,652 for the three-month and nine-month periods ended September 30, 2026, as compared to $5,043,504 and $15,127,090 for the comparable 2025 periods, representing decreases of 44.1% and 35.0%, respectively. The overall decrease primarily relates to reduced costs associated with termination of the BARDA contract, as well as lower costs for the GEO-CM04S1 clinical trials and manufacturing costs associated with Gedeptin program. These lower costs were partially offset by increased manufacturing costs associated with the GEO-MVA development program. Research and development expenses for the three-month and nine-month periods of 2026 include stock-based compensation expense of $114,135 and $329,983, respectively; as compared to $130,323 and $390,962, respectively, for the comparable 2025 periods.

General and Administrative Expenses

Our general and administrative expenses were $1,354,788 and $4,055,770 for the three-month and nine-month periods ended September 30, 2026, as compared to $1,329,711 and $4,559,346 for the comparable 2025 periods, representing an increase of 1.9% and a decrease of 11.0%, respectively. The overall decrease during 2026 relates primarily to lower investor relations consulting and other programmatic costs, travel costs, and stock-based compensation expense. General and administrative expenses for the three-month and nine-month periods of 2026 include stock-based compensation expense of $107,504 and $274,719, respectively; as compared to $147,223 and $472,068, respectively, for the comparable periods of 2025.

Other Income

Interest income for the three-month and nine-month periods ended September 30, 2026 was $18,468 and $44,922, respectively, as compared to $54,301 and $150,943, respectively, for comparable periods of 2025. The overall decrease during 2026 is attributable to the average cash balances available for investment.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of September 30, 2026 and December 31, 2025, and our cash flows for the nine-month periods ended September 30, 2026 and 2025:

Liquidity and Capital Resources	September 30, 2026	December 31, 2025
Cash and cash equivalents	$2,150,946	$3,085,741
Working capital	978,595	3,377,950

	Nine Months Ended September 30,
Cash Flow Data	2026	2025
Net cash provided by (used in):
Operating activities	$(11,536,528)	$(16,512,193)
Investing activities	7,000	(27,612)
Financing activities	10,594,733	16,041,861
Net decrease in cash and cash equivalents	$(934,795)	$(497,944)

Operating Activities – Net cash used in operating activities of $11,536,528 for the nine-months ended September 30, 2026, was due to our net loss of $13,844,500, offset by non-cash items such as depreciation and amortization expense and stock-based compensation expense, and by changes in our working capital accounts. Net cash used in operating activities of $16,512,193 for the nine months ended September 30, 2025, was primarily due to our net loss of $17,046,348, offset by non-cash items such as depreciation and amortization expense and stock-based compensation expense, and by changes in our working capital accounts..

Investing Activities – Net cash provided by investing activities was $7,000 for the nine months ended September 30, 2026 and relates to the sale of laboratory equipment. Net cash used in investing activities was $27,612 for the nine months ended September 30, 2025 and relates to purchases of laboratory equipment.

Financing Activities – Net cash provided by financing activities was $10,594,733 and $16,041,861 for the nine-month periods ended September 30, 2026 and 2025, respectively. Net cash provided by financing activities for each period relates to net proceeds from offerings of our common stock and warrants and exercise of previously issued warrants

Funding Requirements and Sources of Capital

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

On August 25, 2026, we entered into a warrant exercise inducement letter with the holder of certain existing stock purchase warrants, whereby the holder agreed to exercise their warrants. Aggregate net proceeds to us after deducting placement agent commissions and other offering expenses were approximately $3,341,200.

On October 25, 2026, we entered into a Revolving Loan Agreement (the “Revolving Loan Agreement”) with the Lender name therein. Under the Revolving Loan Agreement, we may request loans from time to time prior to the first anniversary of the Revolving Loan Agreement (the “Maturity Date”) in an aggregate principal amount outstanding at any one time not to exceed $1,000,000.

As of the date of this Quarterly Report, we believe that our existing cash and cash equivalents, together with access to the credit facility discussed in Note 9 are sufficient to fund our operations into December 2026. We plan to pursue additional cash resources through public or private equity or debt financings, government grants/contracts, arrangements with strategic partners, or from other sources.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 7, 2026, the Company received a notice (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that it no longer complied with the Stockholders’ Equity Requirement, because the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended March 31, 2026 did not meet the required minimum, and as of the date of the Notice, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations.

On August 27, 2026, the Company received a Staff Determination Letter (the “Letter”) from the Listing Qualifications Department of Nasdaq notifying the Company that the Staff has determined to delist the Company’s Common Stock from Nasdaq. As set forth in the Letter, the closing bid price of the Company’s Common Stock was below the $1.00 per share minimum required for continued listing for the 30 consecutive business days from July 16, 2026 through August 26, 2026. Nasdaq determined that the Company does not comply with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share. Because the Company effected a 1-for-25 reverse stock split on January 9, 2026, Nasdaq further determined that the Company is not eligible for the customary 180-calendar day compliance period under Nasdaq Listing Rule 5810(c)(3)(A)(iv), which applies when an issuer has effected a reverse stock split within the prior one-year period.

The Company requested a hearing before the Nasdaq Hearings Panel, which stayed further action, and the hearing was held on October 13, 2026. There can be no assurance that the Hearings Panel will grant the Company’s request for continued listing, that the Company will ultimately regain compliance with all applicable Nasdaq listing requirements.

In addition to the foregoing, on July 22, 2026, the SEC approved a new Nasdaq listing requirement that would require each Nasdaq listed issuer to maintain a minimum market value of listed securities of at least $5 million. Under this new rule, if the value of an issuer’s listed securities, as measured by each applicable trading day’s closing price, continues to be less than $5 million for a period of 30 consecutive trading days, the issuer’s securities would immediately be delisted, with no compliance or cure period. This new rule also precludes an issuer’s ability to seek a stay of delisting during any appeals process. The new rule (as amended by the SEC) allows Nasdaq hearings panels to reverse the delisting determination to situations where there was an error by Nasdaq staff or if the company satisfies all initial listing requirements. When the hearings panel review is of a deficiency related to continued listing requirements, generally the hearings panel has the discretion to grant a cure period not to exceed 180 days from the date of the Staff Delisting Determination for a company to regain compliance, and finding the company has regained compliance with all applicable listing requirements. Our Common Stock currently trades at levels that are near the $5 million aggregate market value threshold under this Nasdaq continued listing rule. As such, our Common Stock could be subject to Nasdaq delisting proceedings based on the new rule.

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

Item 6      Exhibits

Exhibit Number	Description
4.1	Form of Common Stock Purchase Warrant, dated August 26, 2026 (2)
10.1	Form of Inducement Letter, dated August 25, 2026 (2)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q and included in the Exhibit 101 Inline XBRL Document Set (1)

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

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed August 28, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GEOVAX LABS, INC.
(Registrant)

Date: November 12, 2026	By:	/s/ Mark W. Reynolds
Mark W. Reynolds
Chief Financial Officer
(duly authorized officer and principal
financial officer)